Form 10-Q
period 2012-03-31
Select Income REIT
filed 2012-05-03
CIK 1537667

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 1-35442

SELECT INCOME REIT

(Exact Name of Registrant as Specified in Its Charter)

Maryland	45-4071747
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

Two Newton Place, 255 Washington Street, Suite 300, Newton, Massachusetts	02458-1634
(Address of Principal Executive Offices)	(Zip Code)

617-796-8303

(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐  No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check One):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Number of registrant’s common shares of beneficial interest, $0.01 par value per share, outstanding as of April 1, 2012:  31,200,000

SELECT INCOME REIT

FORM 10-Q

March 31, 2012

References in this Form 10-Q to  “we”, “us” and “our” refer to Select Income REIT and its consolidated subsidiaries, unless otherwise noted.

PART I          Financial Information

Item 1.  Financial Statements

SELECT INCOME REIT

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share data)

(unaudited)

	March 31,	December 31,
	2012	2011
ASSETS

Real estate properties:
Land	$614,702	$614,702
Buildings and improvements	292,850	292,634
	907,552	907,336
Accumulated depreciation	(38,189)	(36,240)
	869,363	871,096

Acquired real estate leases, net	43,111	44,333
Cash and cash equivalents	18,358	—
Rents receivable, net	31,917	35,024
Deferred leasing costs, net	3,571	3,418
Deferred financing costs, net	4,116	—
Due from related persons	1,095	—
Other assets, net	3,698	661
Total assets	$975,229	$954,532

LIABILITIES AND SHAREHOLDERS’ EQUITY

Revolving credit facility	$227,000	$—
Accounts payable and accrued expenses	15,852	14,217
Assumed real estate lease obligations, net	20,582	21,005
Rents collected in advance	6,397	6,229
Security deposits	8,126	8,281
Total liabilities	277,957	49,732

Commitments and contingencies

Shareholders’ equity:
Common shares of beneficial interest, $0.01 par value:
50,000,000 shares authorized, 31,200,000 and 1,000 shares issued and outstanding, respectively	312	—
Additional paid in capital	693,928	—
Cumulative net income	3,032	—
Ownership Interest	—	904,800
Total shareholders’ equity	697,272	904,800

Total liabilities and shareholders’ equity	$975,229	$954,532

See accompanying notes

SELECT INCOME REIT

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(amounts in thousands, except per share data)

(unaudited)

	Three Months Ended March 31,
	2012	2011

Revenues
Rental income	$24,074	$23,737
Tenant reimbursements and other income	3,513	4,043
Total revenues	27,587	27,780

Expenses
Real estate taxes	3,641	3,603
Other operating expenses	1,777	2,532
Depreciation and amortization	2,773	2,712
General and administrative	1,404	1,456
Total expenses	9,595	10,303

Operating income	17,992	17,477

Interest expense (including amortization of deferred financing fees of $53 and $0, respectively)	(337)	—

Net income	$17,655	$17,477

Weighted average common shares outstanding	13,205	—

Net income per common share	$1.34	$—

See accompanying notes

SELECT INCOME REIT

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

(unaudited)

	Three Months Ended March 31,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$17,655	$17,477
Adjustments to reconcile net income to cash provided by operating activities
Depreciation	1,959	1,939
Net amortization of deferred financing fees	53	—
Amortization of acquired real estate leases	800	757
Amortization of deferred leasing costs	130	122
Provision for losses on rents receivable	98	—
Straight line rental income	(773)	(1,523)
Change in assets and liabilities:
(Increase) decrease in rents receivable	3,781	(4,830)
Increase in deferred leasing costs	(284)	(400)
Increase in other assets	(3,037)	(2,871)
Increase in due from related persons	(1,095)	—
Increase in accounts payable and accrued expenses	1,487	1,433
Increase in rents collected in advance	168	1,439
Increase (decrease) in security deposits	(155)	7
Cash provided by operating activities	20,787	13,550

CASH FLOWS FROM INVESTING ACTIVITIES:
Real estate acquisitions	—	(10,000)
Real estate improvements	(76)	(651)
Cash used in investing activities	(76)	(10,651)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common shares, net	180,954	—
Borrowings on revolving credit facility	251,500	—
Repayments on revolving credit facility	(24,500)	—
Deferred financing fees	(4,169)	—
Repayment of demand note	(400,000)	—
Net distributions	(6,138)	(2,899)
Cash used in financing activities	(2,353)	(2,899)

Increase in cash and cash equivalents	18,358	—
Cash and cash equivalents at beginning of period	—	—
Cash and cash equivalents at end of period	$18,358	$—

See accompanying notes

SELECT INCOME REIT

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(amounts in thousands)

(unaudited)

	Three Months Ended March 31,
	2012	2011
SUPPLEMENTAL CASH FLOW INFORMATION:
Real estate acquired by the issuance of shares and assumption of demand note	$913,286	$—

Non-cash financing activities
Issuance of common shares	$513,286	$—
Issuance of demand note	400,000	—

See accompanying notes

SELECT INCOME REIT

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share data)

Note 1.  Basis of Presentation

The accompanying condensed consolidated financial statements of Select Income REIT and its subsidiaries, or SIR, we, us or our, have been prepared without audit.  Certain information and footnote disclosures required by U.S. generally accepted accounting principles, or GAAP, for complete financial statements have been condensed or omitted.  We believe the disclosures made are adequate to make the information presented not misleading.  However, the accompanying condensed consolidated financial statements should be read in conjunction with the Combined Financial Statements of Selected Properties of CommonWealth REIT as of December 31, 2011 and 2010 and for the three years in the period ending December 31, 2011 and notes thereto contained in our Prospectus, dated March 6, 2012, or our Prospectus, filed with Securities and Exchange Commission, or the SEC, in accordance with Rule 424(b) of the Securities Act of 1933, as amended, or the Securities Act, which is accessible on the SEC’s website at www.sec.gov.  These combined financial statements include 251 properties with a total of approximately 21.4 million rentable square feet, or the Properties, that were owned by CommonWealth REIT and its subsidiaries, or CWH, until they were contributed to us by CWH on February 16, 2012.  In the opinion of our management, all adjustments, which include only normal recurring adjustments considered necessary for a fair presentation, have been included.  All intercompany transactions and balances with or among our subsidiaries have been eliminated.  Operating results for interim periods are not necessarily indicative of the results that may be expected for the full year.  Because of the significant changes resulting from our initial public offering, or IPO, in March 2012, the financial results reported are not indicative of our expected future results. Reclassifications have been made to the prior years’ financial statements to conform to the current year’s presentation.

These condensed consolidated financial statements are presented as if we were a legal entity separate from CWH at all times for the periods presented, despite our not being in existence until December 19, 2011, and the fact that thereafter we were a wholly owned consolidated subsidiary of CWH until March 12, 2012.

Note 2.  Organization

SIR, a Maryland real estate investment trust, or REIT, was organized on December 19, 2011 as a wholly owned subsidiary of CWH.

On February 16, 2012, CWH contributed the Properties to us. In return, we issued to CWH: (i) 22,000,000 common shares (including 1,000 common shares initially issued to CWH on December 21, 2011 in connection with our formation) and (ii) a $400,000 demand promissory note, or the CWH Note.

On March 6, 2012, we priced our IPO of 8,000,000 common shares. The sale of these shares and an additional 1,200,000 of our common shares pursuant to the exercise in full of our IPO underwriters’ over allotment option closed on March 12, 2012, or the Closing Date, and we became a public company. We used the net proceeds from the IPO and borrowings under our revolving credit facility to repay in full the CWH Note.

Note 3.  Summary of Significant Accounting Policies

Basis of Presentation.  Prior to our IPO, CWH owned us, and we have presented certain historical transactions at CWH’s historical basis.  Historically, substantially all of the rental income received by CWH from the tenants of our Properties were deposited in and commingled with CWH’s general funds. Certain capital investments and other cash requirements of our Properties were paid by CWH and were charged directly to our Properties. General and administrative costs of CWH were allocated to our Properties based on the historical costs of the real estate investments for our Properties as a percentage of CWH’s historical cost of all of CWH’s real estate investments until the Closing Date. In our opinion, and in accordance with applicable accounting guidance, this method for allocating general and administrative expenses is reasonable. However, actual expenses may have been different from allocated expenses if our Properties had operated as a standalone entity and differences might be material.  Since the Closing Date, we have recorded general and administrative expenses at our direct cost.  The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect reported amounts.  Actual results could differ from those estimates.  Significant estimates in the condensed consolidated financial statements include the allowance for doubtful accounts, purchase price allocations and useful lives of fixed assets.

Real Estate Properties.  As required by GAAP, we have generally adopted the accounting treatment and policies for our properties and business which were previously employed by CWH.

SELECT INCOME REIT

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(dollars in thousands, except per share data)

Note 4.  Real Estate Properties

On February 16, 2012, CWH contributed the Properties to us. In return, we issued to CWH: (i) 22,000,000 common shares (including 1,000 common shares initially issued to CWH on December 21, 2011 in connection with our formation) and (ii) the CWH Note.

Since completing our IPO on March 12, 2012, we have entered agreements to acquire two properties for an aggregate purchase price of approximately $104,400, excluding closing costs:

•            In April 2012, we entered an agreement to acquire a 100% net leased, single tenant office building located in Provo, UT with 405,699 square feet.  The purchase price is $85,500, excluding closing costs.  This pending acquisition is subject to our satisfactory completion of diligence and other customary closing conditions; accordingly, we can provide no assurance that we will acquire this property.

•            Also in April 2012, we entered an agreement to acquire a 100% net leased, single tenant office building located in Englewood, CO with 140,162 square feet.  The purchase price is $18,900, excluding closing costs.  This pending acquisition is subject to our satisfactory completion of diligence and other customary closing conditions; accordingly, we can provide no assurance that we will acquire this property.

A “net leased property” or a property being “net leased” means that the property’s lease requires the tenant to pay rent and also pay or reimburse us for all, or substantially all, property level operating expenses and capital expenditures, such as real estate taxes, insurance, utilities, maintenance and repairs, other than, in certain circumstances, roof and structural element related expenditures or in some instances to reimburse all expenses in excess of certain amounts included in the stated rent.

Note 5.  Tenant Concentration and Segment Information

We operate in one business segment: ownership of properties that are primarily net leased to single tenants.  No single tenant currently accounts for more than 10% of our total revenues.  We define a single tenant leased property as a property which is at least 90% leased to one tenant; however, we also own a few multi tenant buildings in Hawaii.

Note 6.  Indebtedness

On February 16, 2012, we issued the CWH Note as part of the consideration for the Properties contributed to us by CWH.  Simultaneous with closing of our IPO on March 12, 2012, we repaid the CWH Note in full using net proceeds from our IPO and borrowings under our revolving credit facility.

Simultaneous with the closing of our IPO, we entered into a $500,000 revolving credit facility that is available for general business purposes, including acquisitions.  Our revolving credit facility is scheduled to mature on March 11, 2016, and subject to the payment of an extension fee and meeting certain other conditions, we have an option to extend the stated maturity date by one year. Interest is calculated at floating rates based upon LIBOR plus premiums that vary depending upon our leverage and credit rating.  The weighted average interest rate for this facility was approximately 1.55% for the period of March 12, 2012 to March 31, 2012.  As of March 31, 2012, we had $227,000 of borrowings and $273,000 available for additional borrowings under our revolving credit facility.

Our revolving credit facility agreement includes various financial and other covenants that generally restrict our ability to incur debts in excess of calculated amounts, restrict our ability to make distributions under certain circumstances and require us to maintain certain financial ratios.  We believe we were in compliance with the terms of our revolving credit facility agreement at March 31, 2012.

The revolving credit facility is secured by a pledge of the equity of certain of our subsidiaries.

Note 7.  Shareholders’ Equity

We were formed on December 19, 2011 as a wholly owned subsidiary of CWH.  On December 21, 2011, we issued 1,000 common shares to CWH in connection with our formation.  On February 16, 2012, we issued

SELECT INCOME REIT

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(dollars in thousands, except per share data)

22,000,000 common shares (including the 1,000 common shares issued to CWH on December 21, 2011 in connection with our formation) to CWH as part of the consideration for the Properties contributed to us by CWH.

In March 2012, we issued 9,200,000 of our common shares in our IPO, including 1,200,000 common shares issued when the underwriters exercised in full their over allotment option, at a price of $21.50 per share, raising net proceeds of approximately $180,954.  We used the net proceeds from this offering to repay part of the CWH Note.

Note 8.  Income Taxes

Through the Closing Date, while we were 100% owned by CWH, our operations were included in CWH’s income tax returns.  CWH is a real estate investment trust under the Internal Revenue Code of 1986, as amended, or the Code.  Accordingly, CWH is not subject to federal and most state income taxes provided it distributes its taxable income and meets certain other requirements to qualify as a real estate investment trust.  However, CWH is subject to certain state and local taxes.

From and after the Closing Date, we intend to qualify for taxation as a real estate investment trust under the Code.  As such, we expect to generally not be subject to federal and most state income taxation on our operating income provided we distribute our taxable income to our shareholders and meet certain requirements to qualify as a real estate investment trust. However, we expect to be subject to income tax in certain states and local jurisdictions despite our real estate investment trust status.

Note 9.  Related Person Transactions

We have no employees.  Personnel and various services we require to operate our business are provided to us by Reit Management & Research LLC, or RMR.  We have two agreements with RMR to provide management and administrative services to us: (1) a business management agreement and (2) a property management agreement.  Under our business management agreement with RMR, we acknowledge that RMR also provides management services to other companies, including CWH.  One of our Managing Trustees, Mr. Barry Portnoy, is Chairman, majority owner and an employee of RMR.  Our other Managing Trustee, Mr. Adam Portnoy, is the son of Mr. Barry Portnoy and an owner, President, Chief Executive Officer and a director of RMR.  Each of our other executive officers is also an officer of RMR.  CWH’s executive officers are officers of RMR.  Our Independent Trustees also serve as independent directors or independent trustees of other public companies to which RMR provides management services.  Mr. Barry Portnoy serves as a managing director or managing trustee of those companies, and Mr. Adam Portnoy serves as a managing trustee of a majority of those companies.

Pursuant to our business management agreement with RMR, we incurred expenses of $247 for the period beginning on March 12, 2012, the date on which we entered into the agreement, through March 31, 2012.  These amounts are included in general and administrative expenses in our condensed consolidated financial statements.  In connection with our property management agreement with RMR, we incurred property management and construction supervision fees of $158 for the period beginning on March 12, 2012, the date on which we entered into the agreement, through March 31, 2012.  These amounts are included in operating expenses or have been capitalized, as appropriate, in our condensed consolidated financial statements.

We were formerly a 100% owned subsidiary of CWH.  CWH is our largest shareholder and, as of the date of this report, CWH owned 22,000,000 of our common shares, or approximately 70.5% of our outstanding common shares.  One of our Managing Trustees, Mr. Barry Portnoy, is a managing trustee of CWH.  Our other Managing Trustee, Mr. Adam Portnoy, is a managing trustee and President of CWH.   In addition, Mr. John Popeo, our Treasurer and Chief Financial Officer, also serves as the Treasurer and Chief Financial Officer of CWH, and one of our Independent Trustees, Mr. William Lamkin, is also an independent trustee of CWH.  RMR provides management services to both us and CWH.

In March 2012, we completed our IPO of 9,200,000 of our common shares (including 1,200,000 common shares sold pursuant to the full exercise of the underwriters’ over allotment option), for net proceeds (after deducting underwriters’ discounts and commissions and estimated expenses) of $180,954.  We applied those net proceeds, along with proceeds of our initial borrowings under our $500,000 revolving credit facility, to repay in full the CWH Note and to reimburse CWH for costs that CWH incurred in connection with our organization and preparation for our IPO.  In connection with our IPO, we and CWH entered into a transaction agreement that governs our relationship with CWH.  The transaction agreement provides that, among other things, (1) the current assets and liabilities of the Properties, as of the time of closing of the IPO, were settled between us and CWH so that CWH will retain all pre-closing current assets and liabilities and we will assume all post-closing current assets and liabilities

SELECT INCOME REIT

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(dollars in thousands, except per share data)

and (2) we will indemnify CWH with respect to any liability relating to any property transferred by CWH to us, including any liability which relates to periods prior to our formation, other than the pre-closing current assets and current liabilities that CWH retained with respect to the Properties.

For further information about these and other such relationships and related person transactions, please see elsewhere in this Quarterly Report on Form 10-Q, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Related Person Transactions” in Part I, Item 2 and “Warning Concerning Forward Looking Statements,” and our Prospectus, including the sections captioned “Business,”  “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Related Person Transactions,” “Certain Relationships and Related Person Transactions” and “Cautionary Statement Regarding Forward Looking Statements”.  In addition, please see the section captioned “Risk Factors” in our Prospectus for a description of risks that may arise from these transactions and relationships.  Our filings with the SEC, including our Prospectus, are available at the SEC’s website at www.sec.gov.  In addition, copies of certain of our agreements with these parties, including our business management agreement and property management agreement with RMR and various agreements we have with CWH, are also publicly available as exhibits to our public filings with the SEC and accessible at the SEC’s website.

Note 10.  Subsequent Events

Subsequent events have been disclosed within other notes to these condensed consolidated financial statements.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read together with our condensed consolidated financial statements and notes thereto included in this Quarterly Report on Form 10-Q and with the Combined Financial Statements of Selected Properties of CommonWealth REIT as of December 31, 2011 and 2010 and for the three years in the period ended December 31, 2011 and notes thereto contained in our Prospectus.

OVERVIEW

As of March 31, 2012, we owned 251 properties, located in 14 states, that contain approximately 21.4 million rentable square feet and were approximately 95.2% leased (based upon rentable square feet).  For the three months ended March 31, 2012, approximately 68.3% of our total annualized rental revenues were from 228 properties with 17.8 million rentable square feet we own on Oahu, HI.  The remainder of our total annualized rental revenues for this period were from 23 properties located throughout the mainland United States.

Property Operations

As of March 31, 2012, 95.2% of our total square feet was leased, compared to 95.9% leased as of March 31, 2011.  These results reflect a 0.7 percentage point decrease in occupancy at properties we or CWH owned continuously since January 1, 2011, partially offset by a property acquisition made by CWH since that date, which property was included in the Properties CWH contributed to us in February 2012.  Occupancy data for 2012 and 2011 is as follows (square feet and dollars in thousands):

	All Properties		Comparable Properties (1)
	As of March 31,		For the Three Months Ended March 31,
	2012	2011	2012	2011
Total properties	251	251	250	250
Total rentable square feet	21,404	21,442	21,306	21,344
Percent leased (2)	95.2%	95.9%	95.2%	95.9%

(1)          Based on properties owned continuously since January 1, 2011 by us or, prior to the completion of our IPO on March 12, 2012, by CWH.

(2)          Percent leased includes (i) space being fitted out for occupancy pursuant to existing leases and (ii) space which is leased but is not occupied or is being offered for sublease by tenants.

The average annualized effective rental rate per square foot, as defined below, for our properties for the periods ended March 31, 2012 and 2011 are as follows:

	Three Months Ended March 31,
	2012	2011

Average annualized effective rental rate per square foot (1)	$5.31	$5.46

(1)          Average annualized effective rental rate per square foot represents annualized total revenue during the period specified adjusted for tenant concessions including free rent and tenant reimbursements divided by the average rentable square feet occupied during the period specified.

During the three months ended March 31, 2012, we entered lease renewals for approximately 146,000 square feet and new leases for approximately 96,000 square feet, which had combined weighted average rental rates that were 11.6% higher than prior rents for the same space.  The weighted average lease term for new leases and lease renewals entered into during the first quarter of 2012 was 6.5 years.  Commitments for tenant improvement, leasing commission costs and concessions for leases entered during the quarter ended March 31, 2012 totaled $1.34 per square foot on average, or approximately $0.21 per square foot per year of the lease term.  All leasing activity during the quarter ended March 31, 2012 occurred at properties located in Hawaii.

We concluded rent resets at properties located in Hawaii for approximately 47,000 square feet of land during the quarter ended March 31, 2012, which had combined weighted average reset rates that were 52.0% higher than prior rates.

The U.S. economy has recently experienced a severe recession, and the recovery to date has been slow, unsteady and incomplete. We believe that the high current unemployment rate and weak national leasing market conditions may lead to a continued decrease in national occupancy and effective rental rates through the end of 2012. However, because our weighted average remaining lease term (based on annualized rental revenue) was approximately 12.1 years as of March 31, 2012, we do not expect our occupancy rate to materially change through the end of 2012. In addition, despite the recent recession and incomplete recovery of the U.S. economy, revenues from our properties located in Hawaii, which represented approximately 68.3% of our total annualized rental revenues for the three months ended March 31, 2012, have generally increased under CWH’s prior ownership as leases for those properties have reset or renewed. Nevertheless, because of the current U.S. and global economic uncertainty, there are too many variables for us to reasonably project what the financial impact of changing market conditions will be on our occupancy or financial results.

As shown in the table below, approximately 4.6% of our rented square feet and approximately 3.2% of total annualized rental revenue are included in leases scheduled to expire by December 31, 2012. Lease renewals and rental rates for which available space may be relet in the future will depend on prevailing market conditions at the times these renewals, new leases and rent reset rates are negotiated. However, all of our leases scheduled to expire through December 31, 2014 relate to properties located in Oahu, Hawaii, and, as stated above, revenues from our properties in Hawaii have generally increased under CWH’s prior ownership as the leases for those properties have been reset or renewed. As of March 31, 2012, lease expirations by year are as follows (square feet and dollars in thousands):

									Cumulative
					Cumulative		Percent of		Percent of
				Percent of	Percent of		Total		Total
	Number of			Total	Total	Annualized	Annualized		Annualized
	Tenants with	Rented		Rented	Rented	Rental	Rental		Rental
	Expiring	Square Feet		Square Feet	Square Feet	Revenue	Revenue		Revenue
Year	Leases	Expiring(1)		Expiring(1)	Expiring(1)	Expiring(2)	Expiring(2)		Expiring(2)
2012	26	946		4.6%	4.6%	3,537	3.2%		3.2%
2013	12	373		1.8%	6.4%	1,798	1.6%		4.8%
2014	9	117		0.6%	7.0%	579	0.5%		5.3%
2015	14	545		2.7%	9.7%	5,142	4.7%		10.0%
2016	21	1,288		6.3%	16.0%	8,464	7.7%		17.7%
2017	7	407		2.0%	18.0%	5,626	5.1%		22.8%
2018	6	1,152		5.7%	23.7%	10,521	9.6%		32.4%
2019	10	1,630		8.0%	31.7%	5,812	5.3%		37.7%
2020	5	318		1.6%	33.3%	4,598	4.2%		41.9%
2021	5	566		2.8%	36.1%	2,085	1.9%		43.8%
Thereafter	131	13,040		63.9%	100.0%	61,365	56.2%		100.0%
	246	20,382		100.0%		109,527	100.0%

Weighted average remaining lease term (in years)		12.9	(3)				12.1	(4)

(1)          Rented square feet is pursuant to existing leases as of March 31, 2012, and includes (a) space being fitted out for occupancy pursuant to existing leases and (b) space which is leased but is not occupied or is being offered for sublease by tenants.

(2)          Annualized rental revenue is rents pursuant to existing leases as of March 31, 2012, plus estimated expense reimbursements; excludes lease value amortization.

(3)          Based on rentable square feet.

(4)          Based on annualized rental revenue.

A majority of our Hawaii properties are lands leased for rents that are periodically reset based on fair market values, generally every five to ten years.  The following chart shows the annualized rental revenue as of March 31, 2012, scheduled to reset at our Hawaii lands through December 31, 2015.

Scheduled Rent Resets At Hawaii Lands

(dollars in thousands)

Annualized Rental Revenue(1) as of March 31, 2012 Scheduled to Reset
2012	$3,020
2013	9,638
2014	7,343
2015 and thereafter	17,257
Total	$37,258

(1)   Annualized rental revenue is rents pursuant to existing leases as of March 31, 2012, plus estimated expense reimbursements; excludes lease value amortization.

We intend to continue to seek to negotiate with our tenants as rents under their leases are scheduled to reset in order to achieve new rents based on the then current fair market values. Despite CWH’s and our prior experience with rent resets in Hawaii, our ability to increase rents when rent resets occur depends upon market conditions which are beyond our control. Accordingly, we can provide no assurance that the historical increases in rents which CWH achieved pursuant to contractual rent resets will be repeated in the future, and it is possible that rents could reset to a lower level if fair market values decrease.

We intend to seek to renew or extend the terms of leases relating to our mainland properties when they expire. Because these properties are each leased to a single tenant, we believe that there is a greater likelihood that these tenants will renew or extend their leases when they expire as compared to tenants in a property with multiple tenants because of the capital many of these tenants have invested into the improvements and the fact that our properties are sometimes of strategic importance to the tenants’ business.  However, we also believe that if a building previously occupied by a single tenant becomes vacant, it may take longer and cost more to locate a new tenant than when space becomes vacant in a multi-tenant property. Whenever we extend, renew or enter into new leases for our properties, we intend to seek rents which are equal to or higher than our historical rents for the same properties; however, our ability to maintain or increase the rents for our current properties will depend in large part upon market conditions which are beyond our control.

Our manager, RMR, employs a tenant review process for us. RMR assesses tenants on an individual basis and does not employ a uniform set of credit criteria. In general, depending on facts and circumstances, RMR evaluates the creditworthiness of a tenant based on information concerning the tenant that is provided by the tenant and, in some cases, information that is publicly available or obtained from third party sources. RMR also often uses a third party service to monitor the credit ratings of debt securities of our existing tenants whose debt securities are rated by a nationally recognized statistical rating organization.

Our principal source of funds for our operations to pay our debt service and our distributions to shareholders is rents from tenants at our properties.  Rents are generally received from our tenants monthly in advance.  As of March 31, 2012, tenants representing 1% or more of our total annualized rental revenues were as follows (square feet in thousands):

Tenants Representing 1% or More of Our Total Annualized Rental Revenues:

					% of
				% of Total	Annualized Rental
Tenant		Property Type	Sq. Ft. (1)	Sq. Ft. (1)	Revenue (2)	Expiration
1	Tesoro Hawaii Corporation	Hawaii Properties	3,148	15.4%	5.4%	4/30/2019; 12/31/2019; 3/31/2024
2	The Southern Company	Mainland Properties	448	2.2%	4.4%	12/31/2018
3	Bookspan	Mainland Properties	502	2.5%	3.4%	9/23/2028
4	Micron Technology, Inc.	Mainland Properties	96	0.5%	3.2%	4/30/2020
5	Shurtape Technologies, LLC	Mainland Properties	645	3.2%	3.2%	5/28/2024
6	Stratus Technologies, Inc.	Mainland Properties	287	1.4%	3.1%	5/31/2016
7	Servco Pacific, Inc.	Hawaii Properties	537	2.6%	2.8%	1/31/2029; 2/29/2032
8	Safeway Stores, Inc.	Hawaii Properties	146	0.7%	2.2%	10/31/2018
9	BCI Coca-Cola Bottling Company	Hawaii Properties	351	1.7%	2.1%	12/31/2022; 7/31/2039
10	Allied Building Products Corporation	Hawaii Properties	310	1.5%	2.1%	12/31/2028
11	Manheim Services Corporation	Hawaii Properties	338	1.7%	2.0%	5/31/2016
12	Mattson Technology Inc.	Mainland Properties	101	0.5%	1.9%	5/31/2017
13	Cisco Systems Inc.	Mainland Properties	149	0.7%	1.9%	12/31/2015
14	AES Hawaii Inc.	Hawaii Properties	1,242	6.1%	1.8%	3/31/2040
15	Kaiser Foundation Health Plan	Hawaii Properties	217	1.1%	1.6%	4/30/2026; 6/30/2046
16	Waikiki Pearl Company Inc.	Hawaii Properties	278	1.4%	1.5%	12/31/2029
17	Element K	Mainland Properties	95	0.5%	1.4%	12/31/2017
18	Pahounui Partners LLC	Hawaii Properties	191	0.9%	1.3%	6/30/2027
19	US Airways Group Inc.	Mainland Properties	101	0.5%	1.3%	8/31/2015
20	Trex Company Inc.	Mainland Properties	308	1.5%	1.3%	12/31/2021
21	TPI Composites Inc.	Mainland Properties	317	1.6%	1.3%	7/31/2018
22	Ameron International Corp.	Hawaii Properties	146	0.7%	1.2%	12/31/2027
23	Convergys Corporation	Mainland Properties	86	0.4%	1.1%	9/30/2022
24	Fileminders	Hawaii Properties	85	0.4%	1.1%	5/31/2022
25	Bradley Shopping Ctr Company	Hawaii Properties	334	1.6%	1.1%	4/22/2033
26	Honolulu Warehouse Co. Ltd.	Hawaii Properties	298	1.5%	1.0%	1/31/2044
	Total		10,756	52.8%	54.4%

(1)             Square feet is pursuant to existing leases as of March 31, 2012, and includes (i) space being fitted out for occupancy and (ii) space which is leased but is not occupied or is being offered for sublease.

(2)             Annualized rental revenue is rents pursuant to existing leases as of March 31, 2012, plus estimated expense reimbursements; excludes lease value amortization.

Investment Activities

We did not acquire any properties during the three months ended March 31, 2012, other than the 251 properties that CWH contributed to us on February 16, 2012, nor did we dispose of any of our properties during that time.  Our strategy related to property acquisitions and dispositions is materially unchanged from that disclosed in our Prospectus.  We anticipate seeking to negotiate with tenants at our Hawaii properties as rents under their leases are scheduled to reset. We may explore redevelopment opportunities at some of our Hawaii properties as leases expire. We will also seek to expand our portfolio by acquiring additional single tenant properties. We expect that most of our acquisition efforts will focus on office and industrial properties; however, we may consider acquiring other types of properties, including properties which are net leased to single tenants for retail uses and properties specifically suited to particular tenants’ requirements.

Since completing our IPO on March 12, 2012, we have entered agreements to acquire two properties for an aggregate purchase price of approximately $104.4 million, excluding closing costs:

•            In April 2012, we entered an agreement to acquire a 100% net leased, single tenant office building located in Provo, UT with 405,699 square feet.  The purchase price is $85.5 million, excluding closing costs.  This pending acquisition is subject to our satisfactory completion of diligence and other customary closing conditions; accordingly, we can provide no assurance that we will acquire this property.

•            Also in April 2012, we entered an agreement to acquire a 100% net leased, single tenant office building located in Englewood, CO with 140,162 square feet.  The purchase price is $18.9 million, excluding closing costs.  This pending acquisition is subject to our satisfactory completion of diligence and other customary closing conditions; accordingly, we can provide no assurance that we will acquire this property.

Financing Activities

On February 16, 2012, CWH contributed the Properties to us. In return, we issued to CWH: (i) 22,000,000 common shares (including 1,000 common shares initially issued to CWH on December 21, 2011 in connection with our formation) and (ii) the CWH Note.

On March 12, 2012, we issued 9,200,000 common shares in connection with our IPO, including 1,200,000 shares issued when the underwriters exercised in full their over allotment option, at a price of $21.50 per share, raising net proceeds of approximately $181.0 million.  We used the net proceeds from our IPO and drawings under our revolving credit facility to repay the CWH note.

Simultaneous with the closing of our IPO, we entered into a $500.0 million revolving credit facility that is available for general business purposes, including acquisitions.  Our revolving credit facility agreement includes various financial and other covenants that generally restrict our ability to incur debts in excess of calculated amounts, restrict our ability to make distributions under certain circumstances and require us to maintain certain financial ratios.  The revolving credit facility is secured by a pledge of the equity of certain of our subsidiaries.  We believe we were in compliance with the terms of our revolving credit facility agreement at March 31, 2012.  Interest under our revolving credit facility is calculated at floating rates based upon LIBOR plus premiums that vary depending upon our leverage and credit rating.  The weighted average annual interest rate for our revolving credit facility was 1.55% for the period ended March 31, 2012.  As of March 31, 2012, we had $227.0 million outstanding and $273.0 million available for additional borrowings under our revolving credit facility.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2012, Compared to Three Months Ended March 31, 2011 (dollars in thousands, except per share data)

	Comparable Properties Results (1)				Acquired Properties Results (2)				Consolidated Results
	Three Months Ended March 31,				Three Months Ended March 31,				Three Months Ended March 31,
			$	%			$	%			$	%
	2012	2011	Change	Change	2012	2011	Change	Change	2012	2011	Change	Change
Revenues
Rental income	$23,814	$23,493	$321	1.4%	$260	$244	$16	6.6%	$24,074	$23,737	$337	1.4%
Tenant reimbursements and other income	3,479	4,041	(562)	(13.9)%	34	2	32	1600.0%	3,513	4,043	(530)	(13.1)%
Total revenues	$27,293	$27,534	$(241)	(0.9)%	$294	$246	$48	19.5%	$27,587	$27,780	$(193)	(0.7)%

Operating expenses:
Real estate taxes	3,641	3,603	38	1.1%	—	—	—	—	3,641	3,603	38	1.1%
Other operating expenses	1,763	2,525	(762)	(30.2)%	14	7	7	100.0%	1,777	2,532	(755)	(29.8)%
Total operating expenses	5,404	6,128	(724)	(11.8)%	14	7	7	100.0%	5,418	6,135	(717)	(11.7)%

Net operating income (3)	$21,889	$21,406	$483	2.3%	$280	$239	$41	17.2%	22,169	21,645	524	2.4%

Other expenses
Depreciation and amortization									2,773	2,712	61	2.2%
General and administrative									1,404	1,456	(52)	(3.6)%
Total other expenses									4,177	4,168	9	0.2%
Operating income									17,992	17,477	515	2.9%
Interest expense									(337)	—	(337)	—
Net income									$17,655	$17,477	$178	1.0%

Weighted average common shares outstanding									13,205	—

Net income per common share									$1.34	—

Calculation of Funds From Operations (4)

Net income									$17,655	$17,477
Depreciation and amortization									2,773	2,712
Funds from operations									$20,428	$20,189

Funds from operations per common share									$1.55

(1)          Includes properties owned continuously since January 1, 2011 by us or CWH.

(2)          Includes properties acquired after January 1, 2011 by CWH.

(3)          We calculate net operating income, or NOI, as shown above.  We define NOI as income derived from our rental of real estate less our property operating expenses.  We consider NOI to be an appropriate supplemental measure to net income because it may help both investors and management to understand the operations of our properties.  We use NOI internally to evaluate individual and company wide property level performance, and we believe NOI provides useful information to investors regarding our results of operations because it reflects only those income and expense items that are incurred at the property level and may facilitate comparisons of our operating performance between periods.  The calculation of NOI excludes certain components of net income in order to provide results that are more closely related to our properties’ results of operations. This measure does not represent cash generated by operating activities in accordance with GAAP and should not be considered as an alternative to net income, operating income or cash flow from operating activities determined in accordance with GAAP or as an indicator of our financial performance or liquidity, nor is this measure necessarily indicative of sufficient cash flow to fund all of our needs.  We believe that this data may facilitate an understanding of our consolidated historical operating results.  This measure should be considered in conjunction with net income, operating income and cash flow from operating activities as presented in our Consolidated Statements of Income and Consolidated Statements of Cash Flows.  Other REITs and real estate companies may calculate NOI differently than us.

(4)

We calculate Funds from Operations, or FFO, as shown above.  FFO is calculated on the basis defined by The National Association of Real Estate Investment Trusts, or NAREIT, which is net income, calculated in accordance with GAAP, plus real estate depreciation and amortization.  We consider FFO to be an appropriate measure of performance for a REIT, along with net income and cash flow from operating, investing and financing activities.  We believe that FFO provides useful information to investors because by excluding the effects of certain historical amounts, such as depreciation expense, FFO can facilitate a comparison of operating performances between periods.  FFO is among the factors considered by our Board of Trustees when determining the amount of distributions to our shareholders.  Other factors include, but are not limited to, requirements to maintain our status as a REIT, limitations in our revolving credit facility, the availability of debt and equity capital to us and our expectation of our future capital requirements and operating performance. FFO does not represent cash generated by operating activities in accordance with GAAP and should not be considered as an alternative to net income, operating income or cash flow from operating activities, determined in accordance with GAAP, or as an indicator of our financial performance or liquidity, nor is this measure necessarily indicative of sufficient cash flow to fund all of our needs.  We believe that FFO may facilitate an understanding of our consolidated historical operating results. FFO should be considered in conjunction with net income, operating income and cash flow from operating activities as presented in our Consolidated Statements of Income and Consolidated Statements of Cash Flows.  Other REITs and real estate companies may calculate FFO differently than us.

References to changes in the income and expense categories below relate to the comparison of results for the three month period ended March 31, 2012, compared to the three month period ended March 31, 2011.

Rental income.  The increase in rental income primarily reflects increases from rent resets at our comparable properties located in Hawaii.  Rental income includes non-cash straight line rent adjustments totaling approximately $773 for the first quarter 2012 and approximately $1,523 in 2011, and amortization of acquired real estate leases and assumed real estate lease obligations totaling approximately ($116) for the first quarter 2012 and approximately ($106) in 2011.

Tenant reimbursements and other income.  The decrease in tenant reimbursements and other income primarily reflects adjustments to estimated tenant reimbursement billings at our comparable properties based on audited reimbursable expense amounts.

Real estate taxes.  There were no significant changes to real estate tax expense within our portfolio of comparable properties.

Other operating expenses.  Other operating expenses include payroll, property maintenance, environmental remediation, utilities, insurance and property management fees.  The decrease in other operating expenses primarily reflects environmental remediation charges of approximately $800 during the first quarter of 2011 at our comparable properties.

Depreciation and amortization.  The increase in depreciation and amortization primarily reflects a full three months of depreciation from an acquisition in January 2011 as well as depreciation on improvements made to our properties throughout the first quarter of 2012.

General and administrative.  General and administrative expenses include legal, audit and business management fee expenses.  General and administrative expenses were allocated to us by CWH through March 12, 2012 and are our direct costs since the Closing Date.

Interest expense.  The increase in interest expense reflects interest on borrowings under our revolving credit facility that commenced in March 2012.

Net income.  The increase in net income for the three months ended March 31, 2012 compared to the three months ended March 31, 2011 reflects the changes noted above.  The number of common shares as of March 31, 2012 used to determine our net income per share include the weighted average common shares issued to CWH through February 2012 and shares issued as part of our IPO on March 12, 2012.

Weighted average common shares outstanding.  The increase in weighted average common shares outstanding reflects 22,000,000 shares issued to CWH through February 2012 and 9,200,000 shares issued in our IPO on March 12, 2012, including 1,200,000 common shares issued when the underwriters exercised in full their over allotment option.

LIQUIDITY AND CAPITAL RESOURCES

Our Operating Liquidity and Resources

Our principal source of funds to meet operating expenses, debt service obligations and pay distributions on our common shares is rents from our properties.  Under CWH’s prior ownership, the flow of funds from our properties historically has been sufficient to pay operating expenses for those properties. Our operating expenses as a separate public company will be higher than the operating expenses were when our properties were directly under CWH’s control. These additional costs are currently estimated to be $1.3 million per year for legal and audit fees and $300,000 per year in fees for trustees, internal audit expenses and other costs.  We believe that our operating cash flow will be sufficient to meet our operating expenses, debt service obligations and planned distributions on our shares for the next 12 months and for the reasonably foreseeable future thereafter.  Our future cash flows from operating activities will depend primarily upon our ability to:

•                  maintain or improve the occupancy of, and the rent rates at, our properties;

•                  control operating cost increases at our properties; and

•                  purchase additional properties which produce positive cash flows from operations.

Cash flows provided by (used in) operating, investing and financing activities were approximately $20.8 million, ($0.1) million and ($2.4) million, respectively, for the three months ended March 31, 2012, and $13.6 million, ($10.7) million and ($2.9) million, respectively, for the three months ended March 31, 2011.  Changes in the operating and financing activities categories between 2012 and 2011 primarily relate to our IPO that took place on March 12, 2012, including borrowings under our revolving credit facility and repayment of the CWH Note.  Changes in the investing activities category between 2012 and 2011 are primarily related to an acquisition in January 2011.

Our Investment and Financing Liquidity and Resources

In order to fund acquisitions and to accommodate cash needs that may result from timing differences between our receipt of rents and our desire or need to make distributions or pay operating or capital expenses, we maintain a $500.0 million revolving credit facility with a group of institutional lenders that has a maturity date of March 11, 2016.  Subject to the payment of an extension fee and meeting certain other conditions, we have an option to extend the stated maturity date by one year.  In addition, we had a one-time option exercisable no later than 30 days after March 12, 2012, to convert up to $250.0 million of amounts outstanding under the revolving credit facility into a term loan; we elected not to exercise that option.  At March 31, 2012, $227.0 million of borrowings were outstanding and $273.0 million were available for additional borrowings under our revolving credit facility.  The weighted average annual interest rate for our revolving credit facility was 1.55% for the period March 12 to March 31, 2012.  At March 31, 2012 we had cash and cash equivalents of approximately $18.4 million.  We expect to use cash balances, borrowings under our revolving credit facility and net proceeds from offerings of equity or debt securities we may issue from time to time to fund our continuing operations, debt repayments and future property acquisitions.

When significant amounts are outstanding under our revolving credit facility, or as the maturity approaches, we intend to explore alternatives for repaying or refinancing such amounts. Such alternatives may include incurring term debt, issuing new equity securities and extending the maturity of our revolving credit facility.

The completion and the costs of any future financings will depend primarily upon market conditions. In particular, the feasibility and cost of any future debt financings will depend primarily on credit markets and our then current creditworthiness. We have no control over market conditions. Potential lenders in future debt transactions will evaluate our ability to fund required debt service and repay principal balances when they become due by reviewing our results of operations, financial condition, business practices and plans and our ability to maintain our earnings, to stagger our debt maturities and to balance our use of debt and equity capital so that our financial performance and leverage ratios afford us flexibility to withstand any reasonably anticipated adverse changes. We intend to conduct our business activities in a manner which will continue to afford us reasonable access to capital for investment and financing activities.

During the three months ended March 31, 2012 and 2011, cash expenditures made and capitalized for tenant improvements, leasing costs, building improvements and development and redevelopment activities were as follows (amounts in thousands):

	Three Months Ended March 31,
	2012	2011
Leasing Capital (1)	$362	$376
Building Improvements (2)	7	11
Development and redevelopment activities (3)	144	333

(1)       Leasing capital includes tenant improvements and leasing costs.

(2)       Building improvements generally include expenditures to replace obsolete building components and expenditures that extend the useful life of existing assets.

(3)       Development, redevelopment and other activities generally include non-recurring expenditures or expenditures that we believe increase the value of our existing properties.

Commitments made for expenditures, such as tenant improvements and leasing costs, and concessions, such as free rent and tenant reimbursements, in connection with leasing space during the three months ended March 31, 2012, were as follows (amounts in thousands, except as noted):

	New Leases	Renewals	Total
Square feet leased during the period	96	146	242
Total commitments for tenant improvements and leasing costs	$238	$6	$244
Free rent, tenant reimbursements and other concessions	80	—	80
Total leasing costs and concessions	$318	$6	$324
Leasing costs and concessions per square foot (whole dollars)	$3.32	$0.04	$1.34
Average lease term (years)	5.0	6.8	6.5
Leasing costs and concessions per square foot per year (whole dollars)	$0.66	$0.01	$0.21

Off Balance Sheet Arrangements

As of March 31, 2012, we had no off balance sheet arrangements that we would expect would have had or would be reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.  We have no commercial paper, swaps or hedges as of March 31, 2012.

Debt Covenants

Our principal debt obligation at March 31, 2012 was our revolving credit facility.  Our revolving credit facility agreement includes various financial and other covenants generally described above under “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financing Activities”.  Our revolving credit facility agreement contains default provisions; among other events of default, termination of our business management agreement with RMR would cause a default under our revolving credit facility, if not approved by a majority of our lenders.  At March 31, 2012, we believe we were in compliance with all of our covenants under our revolving credit agreement.

Related Person Transactions

We have relationships and historical and continuing transactions with our Trustees, our executive officers, RMR, CWH and other companies to which RMR provides management services and others affiliated with or related to them.  For example: we have no employees and personnel and various services we require to operate our business are provided to us by RMR pursuant to management agreements; and RMR is owned by our Managing Trustees.  Also, as a further example, we have or had relationships with other companies to which RMR provides management services and which have trustees, directors and officers who are also Trustees, directors or officers of ours or RMR, including CWH, which previously wholly owned us, which currently is our largest shareholder and with respect to which we are currently its majority owned subsidiary.  For further information about these and other such relationships and related person transactions, please see Note 9 to our Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.  In addition, for more information about these transactions and relationships, please see elsewhere in this Quarterly Report on Form 10-Q, including “Warning Concerning Forward Looking Statements,” and our Prospectus and our other filings with the SEC, including the sections captioned “Business,”  “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Related Person Transactions,” “Certain Relationships and Related Person Transactions” and “Cautionary Statement Regarding Forward Looking Statements” of our Prospectus.  In addition, please see the section captioned “Risk Factors” of our Prospectus for a description of risks that may arise from these transactions and relationships.  Our filings with the SEC, including our Prospectus, are available at the SEC’s website at www.sec.gov.  In addition, copies of certain of our agreements with these parties, including our business management agreement and property management agreement with RMR and various agreements we have with CWH, are also publicly available as exhibits to our public filings with the SEC and accessible at the SEC’s website.

We believe that our agreements with RMR and CWH are on commercially reasonable terms.  We also believe that our relationships with RMR and CWH and their affiliated and related persons and entities benefit us and, in fact, provide us with competitive advantages in operating and growing our business.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We are exposed to risks associated with market changes in interest rates.

Interest Rate Risk

We manage our exposure to interest rate risk by monitoring available financing alternatives.  Our strategy to manage exposure to changes in interest rates is materially unchanged from that described in our Prospectus.  Other than as described below, we do not currently expect any significant changes in our exposure to fluctuations in interest rates or in how we manage this exposure in the near future.

At March 31, 2012, $227.0 million of borrowings were outstanding and $273.0 million were available for additional borrowings under our revolving credit facility.  Our revolving credit facility matures on March 11, 2016 and, subject to the payment of an extension fee and meeting certain other conditions, we have the option to extend the stated maturity date by one year.  Repayments under our revolving credit facility may be made at any time without penalty.  We borrow in U.S. dollars and borrowings under our revolving credit facility requires interest at LIBOR plus a margin.  Accordingly, we are vulnerable to changes in U.S. dollar based short term rates, specifically LIBOR.  The weighted average interest rate payable on our revolving credit facility was 1.55% during the period March 12 to March 31, 2012.  A change in interest rates would not affect the value of this floating rate debt but would affect our operating results.  The following table presents the impact a 10% change in interest rates would have on our floating rate interest expense as of March 31, 2012 (dollars in thousands):

	Impact of Changes in Interest Rates
	Interest Rate Per Year	Outstanding Debt	Total Interest Expense Per Year

At March 31, 2012	1.55%	$227,000	$3,519
10% reduction	1.40%	$227,000	$3,178
10% increase	1.71%	$227,000	$3,882

The foregoing table shows the impact of an immediate change in floating interest rates.  If interest rates were to change gradually over time, the impact would be spread over time.  Our exposure to fluctuations in floating interest rates will increase or decrease in the future with increases or decreases in the outstanding amount of our revolving credit facility or other floating rate debt.

Item 4.  Controls and Procedures

As of the end of the period covered by this report, our management carried out an evaluation, under the supervision and with the participation of our Managing Trustees, our President and our Treasurer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures pursuant to the Securities Exchange Act of 1934, as amended, Rules 13a-15 and 15d-15. Based upon that evaluation, our Managing Trustees, our President and our Treasurer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.

WARNING CONCERNING FORWARD LOOKING STATEMENTS

THIS QUARTERLY REPORT ON FORM 10-Q CONTAINS STATEMENTS WHICH CONSTITUTE FORWARD LOOKING STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 AND OTHER SECURITIES LAWS. ALSO, WHENEVER WE USE WORDS SUCH AS “BELIEVE”, “EXPECT”, “ANTICIPATE”, “INTEND”, “PLAN”, “ESTIMATE” OR SIMILAR EXPRESSIONS, WE ARE MAKING FORWARD LOOKING STATEMENTS. THESE FORWARD LOOKING STATEMENTS ARE BASED UPON OUR PRESENT INTENT, BELIEFS OR EXPECTATIONS, BUT FORWARD LOOKING STATEMENTS ARE NOT GUARANTEED TO OCCUR AND MAY NOT OCCUR. FORWARD LOOKING STATEMENTS IN THIS REPORT RELATE TO VARIOUS ASPECTS OF OUR BUSINESS, INCLUDING:

•                  THE CREDIT QUALITY OF OUR TENANTS,

•                  THE LIKELIHOOD THAT OUR RENTS MAY INCREASE WHEN WE RESET TENANT RENTS AT OUR LANDS IN HAWAII,

•                  THE LIKELIHOOD THAT OUR TENANTS WILL PAY RENT, RENEW LEASES, ENTER INTO NEW LEASES OR BE AFFECTED BY CYCLICAL ECONOMIC CONDITIONS,

•                  OUR ACQUISITIONS OF PROPERTIES,

•                  OUR ABILITY TO COMPETE FOR ACQUISITIONS AND TENANCIES EFFECTIVELY,

•                  OUR ABILITY TO PAY INTEREST ON AND PRINCIPAL OF OUR DEBT,

•                  OUR ABILITY TO PAY DISTRIBUTIONS TO SHAREHOLDERS AND THE AMOUNT OF SUCH DISTRIBUTIONS,

•                  OUR POLICIES AND PLANS REGARDING INVESTMENTS AND FINANCINGS,

•                  THE FUTURE AVAILABILITY OF BORROWINGS UNDER OUR REVOLVING CREDIT FACILITY,

•                  OUR TAX STATUS AS A REIT,

•                  OUR ABILITY TO RAISE EQUITY OR DEBT CAPITAL, AND

•                  OTHER MATTERS.

OUR ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE CONTAINED IN OUR FORWARD LOOKING STATEMENTS AS A RESULT OF VARIOUS FACTORS.  FACTORS THAT COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR FORWARD LOOKING STATEMENTS AND UPON OUR BUSINESS, RESULTS OF OPERATIONS, FINANCIAL CONDITION, FUNDS FROM OPERATIONS, NET OPERATING INCOME, CASH FLOWS, LIQUIDITY AND PROSPECTS INCLUDE, BUT ARE NOT LIMITED TO:

•                  THE IMPACT OF CHANGES IN THE ECONOMY AND THE CAPITAL MARKETS ON US AND OUR TENANTS,

•                  COMPETITION WITHIN THE REAL ESTATE INDUSTRY OR THOSE INDUSTRIES IN WHICH OUR TENANTS OPERATE,

•                  ACTUAL AND POTENTIAL CONFLICTS OF INTEREST WITH OUR MANAGING TRUSTEES, CWH AND RMR AND THEIR RELATED PERSONS AND ENTITIES,

•                  COMPLIANCE WITH, AND CHANGES TO, FEDERAL, STATE AND LOCAL LAWS AND REGULATIONS, ACCOUNTING RULES, TAX RATES AND SIMILAR MATTERS,

•                  LIMITATIONS IMPOSED ON OUR BUSINESS AND OUR ABILITY TO SATISFY COMPLEX RULES IN ORDER FOR US TO QUALIFY AS A REIT FOR U.S. FEDERAL INCOME TAX PURPOSES, AND

•                  ACTS OF TERRORISM, OUTBREAKS OF SO CALLED PANDEMICS OR OTHER MANMADE OR NATURAL DISASTERS BEYOND OUR CONTROL.

FOR EXAMPLE:

•                  RENTS THAT WE CAN CHARGE AT OUR PROPERTIES MAY DECLINE OR NOT OTHERWISE BE AT A LEVEL SUFFICIENT TO COVER OUR OPERATING COSTS,

•                  WE MAY BE UNABLE TO REPAY OUR DEBT OBLIGATIONS WHEN THEY BECOME DUE,

•                  THE CURRENT HIGH UNEMPLOYMENT RATE IN THE U.S. MAY CONTINUE FOR A LONG TIME OR BECOME WORSE IN THE FUTURE.  SUCH CIRCUMSTANCES MAY FURTHER REDUCE DEMAND FOR LEASING OFFICE AND INDUSTRIAL SPACE.  IF THE DEMAND FOR LEASING OFFICE AND INDUSTRIAL SPACE BECOMES FURTHER DEPRESSED, OR REMAINS DEPRESSED FOR A LONG PERIOD, WE MAY BE UNABLE TO RENEW LEASES WITH OUR TENANTS AS LEASES EXPIRE AND OCCUPANCY AND OPERATING RESULTS OF OUR PROPERTIES MAY DECLINE,

•                  CONTINUED AVAILABILITY OF BORROWINGS UNDER OUR CREDIT FACILITY IS SUBJECT TO OUR SATISFYING CERTAIN FINANCIAL COVENANTS AND MEETING OTHER CONDITIONS,

•                 ACTUAL ANNUAL COSTS UNDER OUR REVOLVING CREDIT FACILITY WILL BE HIGHER THAN LIBOR PLUS A PREMIUM BECAUSE OF OTHER FEES AND EXPENSES ASSOCIATED WITH OUR REVOLVING CREDIT FACILITY,

•                  OUR PENDING ACQUISITIONS ARE CONTINGENT UPON COMPLETION OF DILIGENCE AND OTHER CUSTOMARY CLOSING CONDITIONS.  ACCORDINGLY, SOME OR ALL OF THESE PURCHASES MAY BE DELAYED OR MAY NOT OCCUR,

•                  OUR ABILITY TO MAKE FUTURE DISTRIBUTIONS DEPENDS UPON A NUMBER OF FACTORS, INCLUDING OUR FUTURE EARNINGS,

•                  OUR ABILITY TO GROW OUR BUSINESS AND INCREASE OUR DISTRIBUTIONS DEPENDS IN LARGE PART UPON OUR ABILITY TO BUY PROPERTIES WHICH ARE LEASED, OR TO LEASE THEM, FOR RENTS WHICH EXCEED OUR CAPITAL COSTS. WE MAY BE UNABLE TO IDENTIFY PROPERTIES THAT WE WANT TO ACQUIRE OR TO NEGOTIATE ACCEPTABLE PURCHASE PRICES, ACQUISITION FINANCING OR LEASE TERMS FOR NEW PROPERTIES,

•                  SOME OF OUR TENANTS MAY NOT RENEW EXPIRING LEASES, AND WE MAY BE UNABLE TO LOCATE NEW TENANTS TO MAINTAIN OR INCREASE THE HISTORICAL OCCUPANCY RATES OF, OR RENTS FROM, OUR PROPERTIES,

•                  IF THE AVAILABILITY OF DEBT CAPITAL BECOMES RESTRICTED, WE MAY BE UNABLE TO REFINANCE OR REPAY OUR DEBT OBLIGATIONS WHEN THEY BECOME DUE OR ON TERMS WHICH ARE AS FAVORABLE AS WE NOW HAVE,  AND

•                  THIS QUARTERLY REPORT ON FORM 10-Q STATES THAT WE BELIEVE THAT OUR CONTINUING RELATIONSHIPS WITH CWH, RMR AND THEIR AFFILIATED AND RELATED PERSONS AND ENTITIES MAY BENEFIT US AND PROVIDE US WITH ADVANTAGES IN OPERATING AND GROWING OUR BUSINESS.  IN FACT, THE ADVANTAGES WE BELIEVE WE MAY REALIZE FROM THESE RELATIONSHIPS MAY NOT MATERIALIZE.

THESE RESULTS COULD OCCUR DUE TO MANY DIFFERENT CIRCUMSTANCES, SOME OF WHICH ARE BEYOND OUR CONTROL, SUCH AS NATURAL DISASTERS, CHANGES IN OUR TENANTS’

FINANCIAL CONDITIONS, THE MARKET DEMAND FOR LEASED SPACE OR CHANGES IN CAPITAL MARKETS OR THE ECONOMY GENERALLY.

THE INFORMATION CONTAINED ELSEWHERE IN THIS QUARTERLY REPORT ON FORM 10-Q AND IN OUR FILINGS WITH THE SEC, INCLUDING UNDER THE CAPTION “RISK FACTORS” IN OUR PROSPECTUS AND HEREIN, OR INCORPORATED HEREIN OR THEREIN IDENTIFIES OTHER IMPORTANT FACTORS THAT COULD CAUSE DIFFERENCES FROM OUR FORWARD LOOKING STATEMENTS.  OUR FILINGS WITH THE SEC ARE AVAILABLE AT THE SEC’S WEBSITE AT WWW.SEC.GOV.

YOU SHOULD NOT PLACE UNDUE RELIANCE UPON OUR FORWARD LOOKING STATEMENTS.

EXCEPT AS REQUIRED BY LAW, WE DO NOT INTEND TO UPDATE OR CHANGE ANY FORWARD LOOKING STATEMENTS AS A RESULT OF NEW INFORMATION, FUTURE EVENTS OR OTHERWISE.

STATEMENT CONCERNING LIMITED LIABILITY

THE AMENDED AND RESTATED DECLARATION OF TRUST ESTABLISHING SELECT INCOME REIT, DATED MARCH 6, 2012, AS AMENDED AND SUPPLEMENTED, AS FILED WITH THE MARYLAND STATE DEPARTMENT OF ASSESSMENTS AND TAXATION, PROVIDES THAT NO TRUSTEE, OFFICER, SHAREHOLDER, EMPLOYEE OR AGENT OF SELECT INCOME REIT SHALL BE HELD TO ANY PERSONAL LIABILITY, JOINTLY OR SEVERALLY, FOR ANY OBLIGATION OF, OR CLAIM AGAINST, SELECT INCOME REIT.  ALL PERSONS DEALING WITH SELECT INCOME REIT IN ANY WAY SHALL LOOK ONLY TO THE ASSETS OF SELECT INCOME REIT FOR THE PAYMENT OF ANY SUM OR THE PERFORMANCE OF ANY OBLIGATION.

Part II.        Other Information

Item 1A. Risk Factors

Our business faces many risks, a number of which are described under “Risk Factors” in our Prospectus dated March 6, 2012, or the Prospectus, filed with the Securities and Exchange Commission in accordance with Rule 424(b) of the Securities Act of 1933, as amended, or the Securities Act, which is accessible on the SEC’s website at www.sec.gov. The risks so described may not be the only risks we face. Additional risks of which we are not yet aware, or that we currently believe are immaterial, may also materially and adversely impact our business operations or financial results. If any of the events or circumstances described in the risk factors contained in our Prospectus occurs, our business, financial condition or results of operations could decline and the trading price of our equity securities could decline. Investors and prospective investors should consider the risks described in our Prospectus and the information contained in this Quarterly Report on Form 10-Q under the heading “Warning Concerning Forward Looking Statements” before deciding whether to invest in our securities.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In connection with our formation and initial capitalization, on December 21, 2011, we issued 1,000 common shares to CommonWealth REIT, or CWH, for an aggregate purchase price of $10. These common shares were issued in reliance on the exemption set forth in Section 4(2) of the Securities Act.

On February 16, 2012, CWH contributed 251 properties to us. In return, we issued to CWH an additional 21,999,000 common shares and a $400 million demand promissory note, or the CWH Note. These common shares were issued in reliance on the exemption set forth in Section 4(2) of the Securities Act.

The effective date of our registration statement filed on Form S-11 under the Securities Act (File No. 333-178720) relating to our initial public offering, or our IPO, was February 27, 2012. A total of 9,200,000 of our common shares, including the underwriters’ full over allotment, were sold in our IPO. Morgan Stanley & Co. LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated and Wells Fargo Securities, LLC acted as representatives for the underwriters.

The IPO and the full underwriters’ over allotment sale were completed in March 2012. The aggregate offering price for our common shares sold was $197.8 million. The underwriting discounts were $12.4 million, estimated expenses were $4.4 million and the net proceeds totaled $181.0 million. We used the net proceeds from our IPO to repay part of the CWH Note.

Item 6. Exhibits

1.1

Underwriting Agreement, dated March 6, 2012, by and between Select Income REIT and Morgan Stanley & Co. LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated and Wells Fargo Securities, LLC, as representatives of the several underwriters named therein. (Incorporated by reference to the Company’s Current Report on Form 8-K dated March 12, 2012.)

3.1	Amended and Restated Declaration of Trust of Select Income REIT. (Incorporated by reference to the Company’s Current Report on Form 8-K dated March 12, 2012.)

3.2	Amended and Restated Bylaws of Select Income REIT. (Incorporated by reference to the Company’s Current Report on Form 8-K dated March 12, 2012.)

10.1

Credit Agreement, dated as of March 12, 2012, by and among Select Income REIT, as borrower, Wells Fargo Bank, National Association, as administrative agent, and the other financial institutions party thereto. (Incorporated by reference to the Company’s Current Report on Form 8-K dated March 12, 2012.)

10.2

Pledge Agreement, dated as of March 12, 2012, in favor of Wells Fargo Bank, National Association, in its capacity as administrative agent for the lenders under that certain Credit Agreement dated as of March 12, 2012. (Incorporated by reference to the Company’s Current Report on Form 8-K dated March 12, 2012.)

10.3	Business Management Agreement, dated as of March 12, 2012, between Select Income REIT and Reit Management & Research LLC. (Incorporated by reference to the Company’s Current Report on Form 8-K dated March 12, 2012.)

10.4

Property Management Agreement, dated as of March 12, 2012, between Select Income REIT and Reit Management & Research LLC. (Incorporated by reference to the Company’s Current Report on Form 8-K dated March 12, 2012.)

10.5	Form of Indemnification Agreement. (Filed herewith.)

10.6	Transaction Agreement, dated as of March 12, 2012, between Select Income REIT and CommonWealth REIT. (Incorporated by reference to the Company’s Current Report on Form 8-K dated March 12, 2012.)

10.7

Demand Promissory Note dated February 16, 2012 issued to CommonWealth REIT. (Incorporated by reference to the Company’s Amendment No. 4 to the Company’s Registration Statement filed on Form S-11 dated February 27, 2012.)

10.8	2012 Equity Compensation Plan. (Incorporated by reference to the Company’s Current Report on Form 8-K dated March 12, 2012.)

10.9	Summary of Trustee Compensation. (Incorporated by reference to the Company’s Current Report on Form 8-K dated March 12, 2012.)

31.1	Rule 13a-14(a) Certification. (Filed herewith.)

31.2	Rule 13a-14(a) Certification. (Filed herewith.)

31.3	Rule 13a-14(a) Certification. (Filed herewith.)

31.4	Rule 13a-14(a) Certification. (Filed herewith.)

32.1	Section 1350 Certification. (Furnished herewith.)

101.1

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Cash Flows and (iv) related notes to these financial statements, tagged as blocks of text. (Furnished herewith.)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SELECT INCOME REIT

By:	/s/ David M. Blackman
David M. Blackman
President and Chief Operating Officer
Dated: May 3, 2012

By:	/s/ John C. Popeo
John C. Popeo
Treasurer and Chief Financial Officer
(principal financial and accounting officer)
Dated: May 3, 2012