Form 10-Q
period 2012-06-30
Select Income REIT
filed 2012-08-07
CIK 1537667

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Number of registrant’s common shares of beneficial interest, $0.01 par value per share, outstanding as of August 6, 2012:  31,200,000

SELECT INCOME REIT

FORM 10-Q

June 30, 2012

References in this Form 10-Q to “we”, “us” and “our” refer to Select Income REIT and its consolidated subsidiaries, unless otherwise noted.

PART I          Financial Information

Item 1.  Financial Statements

SELECT INCOME REIT

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share data)

(unaudited)

	June 30,	December 31,
	2012	2011
ASSETS
Real estate properties:
Land	$624,632	$614,702
Buildings and improvements	383,746	292,634
	1,008,378	907,336
Accumulated depreciation	(40,339)	(36,240)
	968,039	871,096

Acquired real estate leases, net	45,706	44,333
Cash and cash equivalents	9,993	—
Rents receivable, net	34,415	35,024
Deferred leasing costs, net	3,911	3,418
Deferred financing costs, net	3,820	—
Other assets, net	17,262	661
Total assets	$1,083,146	$954,532

LIABILITIES AND SHAREHOLDERS’ EQUITY
Revolving credit facility	$321,000	$—
Accounts payable and accrued expenses	15,678	14,217
Assumed real estate lease obligations, net	20,159	21,005
Rents collected in advance	5,565	6,229
Security deposits	8,237	8,281
Due to related persons	44	—
Total liabilities	370,683	49,732

Commitments and contingencies

Shareholders’ equity:
Common shares of beneficial interest, $0.01 par value:
50,000,000 shares authorized, 31,200,000 and 1,000 shares issued and outstanding, respectively	312	—
Additional paid in capital	693,788	—
Cumulative net income	18,364	—
Cumulative other comprehensive income (loss)	(1)	—
Ownership Interest	—	904,800
Total shareholders’ equity	712,463	904,800

Total liabilities and shareholders’ equity	$1,083,146	$954,532

See accompanying notes

SELECT INCOME REIT

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(amounts in thousands, except per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Revenues:
Rental income	$23,754	$23,112	$47,828	$46,849
Tenant reimbursements and other income	4,166	4,117	7,679	8,160
Total revenues	27,920	27,229	55,507	55,009

Expenses:
Real estate taxes	3,677	3,548	7,318	7,151
Other operating expenses	2,023	1,766	3,800	4,299
Depreciation and amortization	3,021	2,765	5,794	5,477
Acquisition related costs	675	—	675	—
General and administrative	1,634	1,427	3,038	2,882
Total expenses	11,030	9,506	20,625	19,809

Operating income	16,890	17,723	34,882	35,200

Interest expense (including amortization of deferred financing fees of $258, $0, $311 and $0, respectively)	(1,632)	—	(1,969)	—
Equity in earnings of an investee	74	—	74	—
Net income	15,332	17,723	32,987	35,200

Other comprehensive income:
Equity in unrealized loss of an investee	(1)	—	(1)	—
Other comprehensive income	(1)	—	(1)	—
Comprehensive income	$15,331	$17,723	$32,986	$35,200

Weighted average common shares outstanding	31,200	—	22,202	—

Net income per common share	$0.49	$—	$1.49	$—

See accompanying notes

SELECT INCOME REIT

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

(unaudited)

	Six Months Ended June 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$32,987	$35,200
Adjustments to reconcile net income to cash provided by operating activities
Depreciation	4,109	3,909
Net amortization of debt premium and deferred financing fees	311	—
Amortization of acquired real estate leases	1,650	1,537
Amortization of deferred leasing costs	274	238
Provision for losses on rents receivable	340	77
Straight line rental income	(2,067)	(3,181)
Equity in earnings of equity investments	(74)	—
Change in assets and liabilities:
(Increase) decrease in rents receivable	2,335	(853)
Increase in deferred leasing costs	(766)	(450)
(Increase) decrease in other assets	207	(106)
Increase in accounts payable and accrued expenses	1,116	818
Increase (decrease) in rents collected in advance	(664)	120
Decrease in security deposits	(44)	—
Increase in due to related persons	44	—
Cash provided by operating activities	39,758	37,309

CASH FLOWS FROM INVESTING ACTIVITIES:
Real estate acquisitions	(115,380)	(10,000)
Real estate improvements	(595)	(857)
Investment in Affiliates Insurance Company	(5,335)	—
Cash used in investing activities	(121,310)	(10,857)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common shares, net	180,814	—
Proceeds from borrowings	357,500	—
Payments on borrowings	(36,500)	—
Deferred financing fees	(4,131)	—
Repayment of demand note	(400,000)	—
Net distributions	(6,138)	(26,452)
Cash provided by (used in) financing activities	91,545	(26,452)

Increase in cash and cash equivalents	9,993	—
Cash and cash equivalents at beginning of period	—	—
Cash and cash equivalents at end of period	$9,993	$—

See accompanying notes

SELECT INCOME REIT

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(amounts in thousands)

(unaudited)

	Six Months Ended June 30,
	2012	2011
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$879	$—
Real estate acquired by the issuance of shares and assumption of demand note	913,286	—

Non-cash financing activities
Issuance of common shares	$513,286	$—
Issuance of demand note	400,000	—

See accompanying notes

SELECT INCOME REIT

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share data)

Note 1.  Basis of Presentation

The accompanying condensed consolidated financial statements of Select Income REIT and its subsidiaries, or SIR, we, us or our, have been prepared without audit.  Certain information and footnote disclosures required by U.S. generally accepted accounting principles, or GAAP, for complete financial statements have been condensed or omitted.  We believe the disclosures made are adequate to make the information presented not misleading.  However, the accompanying condensed consolidated financial statements should be read in conjunction with the Combined Financial Statements of Selected Properties of CommonWealth REIT as of December 31, 2011 and 2010 and for the three years in the period ending December 31, 2011 and notes thereto contained in our Prospectus, dated March 6, 2012, or our Prospectus, filed with Securities and Exchange Commission, or the SEC, in accordance with Rule 424(b) of the Securities Act of 1933, as amended, which is accessible on the SEC’s website at www.sec.gov.  Those combined financial statements include 251 properties with a total of approximately 21.4 million rentable square feet, or the Properties, that were owned by CommonWealth REIT and its subsidiaries, or CWH, until they were contributed to us by CWH on February 16, 2012.  In the opinion of our management, all adjustments, which include only normal recurring adjustments considered necessary for a fair presentation, have been included.  All intercompany transactions and balances with or among our subsidiaries have been eliminated.  Operating results for interim periods are not necessarily indicative of the results that may be expected for the full year.  Because of the significant changes resulting from our initial public offering, or IPO, in March 2012, the financial results reported are not indicative of our expected future results. Reclassifications have been made to the prior years’ financial statements to conform to the current year’s presentation.

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

Note 3.  Summary of Significant Accounting Policies

Basis of Presentation.  Prior to our IPO, CWH owned us, and we have presented certain historical transactions at CWH’s historical basis.  Historically, substantially all of the rental income received by CWH from the tenants of our Properties were deposited in and commingled with CWH’s general funds. Certain capital investments and other cash requirements of our Properties were paid by CWH and were charged directly to our Properties. General and administrative costs of CWH were allocated to our Properties based on the historical costs of the real estate investments for our Properties as a percentage of CWH’s historical cost of all of CWH’s real estate investments until the Closing Date. In our opinion, and in accordance with applicable accounting guidance, this method for allocating general and administrative expenses is reasonable. However, actual expenses may have been different from allocated expenses if our Properties had operated as a standalone entity, and those differences might be material.  Since the Closing Date, we have recorded general and administrative expenses at our direct cost.  The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect reported amounts.  Actual results could differ from those estimates.  Significant estimates in the condensed consolidated financial statements include the allowance for doubtful accounts, purchase price allocations and useful lives of fixed assets.

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

During the three month period ending June 30, 2012, we acquired two properties with a combined 545,861 square feet for an aggregate purchase price of $104,400, excluding closing costs:

							Assumed
						Acquired	Real Estate
		Square	Purchase		Building and	Real Estate	Lease
Date	Location	Feet	Price (1)	Land	Improvements	Leases	Obligations
June 2012	Provo, UT	405,699	$85,500	$6,700	$78,800	$—	$—
June 2012	Englewood, CO	140,162	18,900	3,230	11,801	3,869	—
		545,861	$104,400	$9,930	$90,601	$3,869	$—

(1)          Purchase price excludes closing costs.

Since June 30, 2012, we have acquired three properties with a combined 412,271 square feet for an aggregate purchase price of $46,575, excluding closing costs:

•            In July 2012, we acquired two net leased, single tenant office buildings located in Windsor, CT with a combined 268,328 square feet.  The aggregate purchase price was $27,175, excluding closing costs.

•            Also in July 2012, we acquired a net leased, single tenant office building located in Topeka, KS with 143,943 square feet.  The purchase price was $19,400, excluding closing costs.

As of August 6, 2012, we have entered agreements to acquire four properties with a combined 1,576,856 rentable square feet for an aggregate purchase price of $109,700, including the assumption of $26,000 of mortgage debt and excluding closing costs:

•            In May 2012, we entered an agreement to acquire a net leased, single tenant office building located in Chelmsford, MA with 110,882 square feet.  The purchase price is $12,200, including the assumption of $7,500 of mortgage debt and excluding closing costs.  This pending acquisition is subject to our satisfactory completion of diligence and other customary closing conditions; accordingly, we can provide no assurance that we will acquire this property.

•            Also in May 2012, we entered an agreement to acquire two net leased, single tenant office buildings located in Carlsbad, CA with a combined 95,000 square feet.  The aggregate purchase price is $24,700, including the assumption of $18,500 of mortgage debt and excluding closing costs.  This pending acquisition is subject to our satisfactory completion of diligence and other customary closing conditions; accordingly, we can provide no assurance that we will acquire these properties.

•            In July 2012, we entered an agreement to acquire a net leased, single tenant industrial building located in Huntsville, AL with 1,370,974 square feet.  The purchase price is $72,800, excluding closing costs.  This pending acquisition is subject to our satisfactory completion of diligence and other customary closing conditions; accordingly, we can provide no assurance that we will acquire this property.

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

Simultaneous with the closing of our IPO, we entered a $500,000 revolving credit facility that is available for general business purposes, including acquisitions.  The revolving credit facility is scheduled to mature on March 11, 2016, and subject to the payment of an extension fee and meeting certain other conditions, we have an option to extend the stated maturity date by one year.

Interest under the revolving credit facility is calculated at floating rates based upon LIBOR plus premiums that vary depending upon our debt leverage or credit ratings.  The weighted average annual interest rate for the revolving credit facility was 1.54% for the three months ended June 30, 2012 and 1.55% for the period of March 12, 2012 to June 30, 2012.  As of June 30, 2012, we had $321,000 of borrowings and $179,000 available for additional borrowings under the revolving credit facility.

On July 12, 2012, we amended the revolving credit facility.  As a result of this amendment, the pledge agreement that we and certain of our subsidiaries had entered into was terminated, and the equity of our subsidiaries that had been pledged pursuant to that pledge agreement as collateral for our and our subsidiary guarantors’ obligations under the revolving credit facility was released.

Simultaneous with amending the revolving credit agreement, we entered into a five year $350,000 unsecured term loan with a group of institutional lenders.  The term loan matures on July 11, 2017 and is prepayable by us without penalty at any time.  In addition, the term loan includes a feature under which maximum borrowings may be increased to up to $700,000 in certain circumstances.  Interest is calculated at floating rates based upon LIBOR plus premiums that vary depending upon our debt leverage or credit ratings.  We used the net proceeds of our term loan to repay amounts outstanding under our revolving credit facility and deposited excess proceeds into interest bearing cash accounts to fund general business activities, including acquisitions.

Our revolving credit facility agreement and our term loan agreement include various financial and other covenants that generally restrict our ability to incur debts in excess of calculated amounts, restrict our ability to make distributions under certain circumstances and require us to maintain certain financial ratios.  We believe we were in compliance with the terms of our revolving credit facility covenants at June 30, 2012.

Note 7. Fair Value of Financial Instruments

Our financial instruments at June 30, 2012 include cash and cash equivalents, rents receivable, accounts payable, our revolving credit facility, amounts due to related persons, other accrued expenses and security deposits.  At June 30, 2012, the fair value of our financial instruments approximated their carrying values in our condensed consolidated financial statements.

Note 8.  Shareholders’ Equity

We were formed on December 19, 2011 as a wholly owned subsidiary of CWH.  On December 21, 2011, we issued 1,000 common shares to CWH in connection with our formation.  On February 16, 2012, we issued 22,000,000 common shares (including the 1,000 common shares issued to CWH on December 21, 2011 in connection with our formation) to CWH as part of the consideration for the Properties contributed to us by CWH.

In March 2012, we issued 9,200,000 of our common shares in our IPO, including 1,200,000 common shares issued when the underwriters exercised in full their over allotment option, at a price of $21.50 per share, raising net proceeds of approximately $180,814.  We used the net proceeds from this offering to repay part of the CWH Note.

In July 2012, we declared a distribution of $0.49 per common share, or $15,288, to be paid on or about August 20, 2012 to shareholders of record on July 24, 2012.  This distribution includes a regular quarterly dividend of $0.40 per common share with respect to the quarter ended June 30, 2012, plus an additional $0.09 per common share reflecting our first 20 days as a public company during the prior quarter.

Note 9.  Income Taxes

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

Note 10.  Related Person Transactions

We have no employees.  Personnel and various services we require to operate our business are provided to us by Reit Management & Research LLC, or RMR.  We have two agreements with RMR to provide management and administrative services to us: (1) a business management agreement and (2) a property management agreement.  Under our business management agreement with RMR, we acknowledge that RMR also provides management services to other companies, including CWH.  One of our Managing Trustees, Mr. Barry Portnoy, is Chairman, majority owner and an employee of RMR.  Our other Managing Trustee, Mr. Adam Portnoy, is the son of Mr. Barry Portnoy and an owner, President, Chief Executive Officer and a director of RMR.  Each of our other executive officers is also an officer of RMR.  CWH’s executive officers are officers of RMR.  Our Independent Trustees also serve as independent directors or independent trustees of other public companies to which RMR provides management services.  Mr. Barry Portnoy serves as a managing director or managing trustee of those companies and Mr. Adam Portnoy serves as a managing trustee of a majority of those companies.

Pursuant to our business management agreement with RMR, we incurred expenses of $1,252 for the three months ended June 30, 2012, and $1,500 for the period beginning on March 12, 2012, the date on which we entered into the agreement, through June 30, 2012.  These amounts are included in general and administrative expenses in our condensed consolidated financial statements.  In connection with our property management agreement with RMR, we incurred property management and construction supervision fees of $807 for the three months ended June 30, 2012, and $965 for the period beginning on March 12, 2012, the date on which we entered into the agreement, through June 30, 2012.  These amounts are included in operating expenses or have been capitalized, as appropriate, in our condensed consolidated financial statements.

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

In March 2012, we completed our IPO of 9,200,000 of our common shares (including 1,200,000 common shares sold pursuant to the full exercise of the underwriters’ over allotment option), for net proceeds (after deducting underwriters’ discounts and commissions and estimated expenses) of $180,814.  We applied those net proceeds, along with proceeds of our initial borrowings under our $500,000 revolving credit facility, to repay in full the CWH Note and to reimburse CWH for costs that CWH incurred in connection with our organization and preparation for our IPO.  In connection with our IPO, we and CWH entered into a transaction agreement that governs our relationship with CWH.  The transaction agreement provides that, among other things, (1) the current assets and liabilities of the Properties, as of the time of closing of the IPO, were settled between us and CWH so that CWH will retain all pre-closing current assets and liabilities and we will assume all post-closing current assets and liabilities and (2) we will indemnify CWH with respect to any liability relating to any property transferred by CWH to us, including any liability which relates to periods prior to our formation, other than the pre-closing current assets and current liabilities that CWH retained with respect to the Properties.

On May 21, 2012, we entered into a subscription agreement, or the Subscription Agreement, with the Affiliates Insurance Company, or AIC, an Indiana insurance company.  Pursuant to the Subscription Agreement, we purchased from AIC 20,000 shares of its common stock, par value $10.00 per share, or the Shares, at an aggregate purchase price of approximately $5,335.  Concurrently with the execution and delivery of the Subscription Agreement, in May 2012, we entered into an amended and restated shareholders agreement, or the Shareholders Agreement, with AIC, RMR, CWH and five other companies to which RMR provides management services, which Shareholders Agreement includes arbitration provisions for the resolution of certain disputes, claims and controversies.  We, RMR, CWH and five other companies to which RMR provides management services each currently own 12.5% of AIC.  All of our Trustees and nearly all of the trustees and directors of the other AIC shareholders currently serve on the board of directors of AIC.  RMR provides management and administrative services to AIC pursuant to a management and administrative services agreement with AIC.  Although we own less than 20% of AIC, we use the equity method to account for this investment because we believe that we have significant influence over AIC because all of our Trustees are also directors of AIC.  Our investment in AIC had a carrying value of $5,408 as of June 30, 2012.  During the period from May 21, 2012, to June 30, 2012, we recognized income of $74 related to this investment.  We and the other shareholders of AIC have purchased property insurance providing $500,000 of coverage pursuant to an insurance program arranged by AIC and with respect to which AIC is a reinsurer of certain coverage amounts.  The current program was entered into in June 2012 and has a one year period.  We paid a premium, including taxes and fees, of $324 for this program, which amount may be adjusted from time to time in response to our acquisition and disposition of properties that are included in this program.  We are also currently investigating the possibilities to expand our insurance relationships with AIC to include other types of insurance.  We may invest additional amounts in AIC in the future if the expansion of this insurance business requires additional capital, but we are not obligated to do so.  By participating in this insurance business with RMR and the other companies to which RMR provides management services, we expect that we may benefit financially by possibly reducing our insurance expenses or by realizing our pro-rata share of any profits of this insurance business.

For further information about these and other such relationships and related person transactions, please see elsewhere in this Quarterly Report on Form 10-Q, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Related Person Transactions” in Part I, Item 2 and “Warning Concerning Forward Looking Statements,” and our Prospectus, including the sections captioned “Business,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Related Person Transactions,” “Certain Relationships and Related Person Transactions” and “Cautionary Statement Regarding Forward Looking Statements”.  In addition, please see the section captioned “Risk Factors” in our Prospectus for a description of risks that may arise from these transactions and relationships.  Our filings with the SEC, including our Prospectus, are available at the SEC’s website at www.sec.gov.  In addition, copies of certain of our agreements with these parties, including our business management agreement and property management agreement with RMR, various agreements we have with CWH and our Shareholders Agreement with AIC and its shareholders, are also publicly available as exhibits to our public filings with the SEC and accessible at the SEC’s website.

Note 11.  Subsequent Events

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

OVERVIEW

As of June 30, 2012, we owned 253 properties, located in 16 states, that contain approximately 22.0 million rentable square feet and were approximately 95.6% leased (based upon rentable square feet).  For the three months ended June 30, 2012, approximately 66.4% of our total revenue was from 228 properties with 17.8 million rentable square feet we own on Oahu, Hawaii.  The remainder of our total revenue for the three months ended June 30, 2012 was from 25 properties located throughout the mainland United States.

Property Operations

As of June 30, 2012, 95.6% of our rentable square feet was leased, compared to 95.5% of our rentable square feet as of June 30, 2011.  Occupancy data for 2012 and 2011 is as follows (square feet and dollars in thousands):

	All Properties		Comparable Properties (1)
	As of June 30,		As of June 30,
	2012	2011	2012	2011
Total properties	253	251	250	250
Total rentable square feet	21,950	21,442	21,306	21,344
Percent leased (2)	95.6%	95.5%	95.4%	95.5%

(1)          Includes properties owned continuously since January 1, 2011 by us or, prior to the completion of our IPO on March 12, 2012, with respect to the Properties, by CWH.

(2)          Percent leased includes (i) space being fitted out for occupancy pursuant to existing leases and (ii) space which is leased but is not occupied or is being offered for sublease by tenants.

The average annualized effective rental rate per square foot, as defined below, for our properties for the periods ended June 30, 2012 and 2011 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Average annualized effective rental rate per square foot (1)	$5.44	$5.36	$5.37	$5.41

(1)          Average annualized effective rental rate per square foot represents annualized total revenue during the period specified adjusted for tenant concessions, including free rent and tenant reimbursements, divided by the average rentable square feet occupied during the period specified.

During the three months ended June 30, 2012, we entered lease renewals for approximately 38,000 square feet and new leases for approximately 147,000 square feet, which had combined weighted average rental rates that were 52.0% higher than prior rents for the same space.  The weighted average lease term for new leases and lease renewals entered into during the second quarter of 2012 was 10.3 years.  Commitments for tenant improvement, leasing commission costs and concessions for leases entered during the quarter ended June 30, 2012 totaled $3.29 per square foot on average, or approximately $0.32 per square foot per year of the lease term.  All new and renewal leasing activity during the quarter ended June 30, 2012 occurred at our properties located in Hawaii.

We executed rent resets at properties located in Hawaii for approximately 30,000 square feet of land during the quarter ended June 30, 2012, which had combined weighted average reset rates that were 34.2% higher than prior rates.

The U.S. economy has recently experienced a recession, and the recovery to date has been slow, unsteady and incomplete. We believe that the high current unemployment rate and weak national office and industrial leasing market conditions may lead to a continued decrease in national office and industrial occupancy and effective rental rates through the end of 2012. However, because our weighted average remaining lease term (based on annualized rental revenue, as defined below) was approximately 11.8 years as of June 30, 2012, we do not expect our occupancy rate to materially change through the end of 2012. In addition, despite the recent recession and incomplete recovery of the U.S. economy, revenues from our properties located in Hawaii, which represented approximately 66.4% of our total rental revenue for the three months ended June 30, 2012, have generally increased under CWH’s prior ownership as leases for those properties have reset or renewed. Nevertheless, because of the current U.S. and global economic uncertainty, there are too many variables for us to reasonably project what the financial impact of changing market conditions will be on our occupancy or financial results.

As shown in the table below, approximately 4.0% of our rented square feet and approximately 2.7% of total annualized rental revenue are included in leases scheduled to expire by December 31, 2012. Lease renewals and rental rates for which available space may be relet in the future will depend on prevailing market conditions at the times these renewals, new leases and rent reset rates are negotiated. However, all of our leases scheduled to expire through December 31, 2014 relate to properties located in Oahu, Hawaii, and, as stated above, revenues from our properties in Hawaii have generally increased during our and CWH’s prior ownership as the leases for those properties have been reset or renewed. As of June 30, 2012, lease expirations by year are as follows (square feet and dollars in thousands):

							Cumulative
				Cumulative		Percent of	Percent of
			Percent of	Percent of		Total	Total
	Number of		Total	Total	Annualized	Annualized	Annualized
	Tenants with	Rented	Rented	Rented	Rental	Rental	Rental
	Expiring	Square Feet	Square Feet	Square Feet	Revenue	Revenue	Revenue
Year	Leases	Expiring(1)	Expiring(1)	Expiring(1)	Expiring(2)	Expiring(2)	Expiring(2)
2012	22	843	4.0%	4.0%	3,248	2.7%	2.7%
2013	12	373	1.8%	5.8%	1,811	1.5%	4.2%
2014	9	117	0.6%	6.4%	476	0.4%	4.6%
2015	18	575	2.7%	9.1%	5,593	4.7%	9.3%
2016	20	1,285	6.1%	15.2%	8,771	7.4%	16.7%
2017	9	411	2.0%	17.2%	5,743	4.8%	21.5%
2018	7	1,292	6.2%	23.4%	12,818	10.8%	32.3%
2019	10	1,654	7.9%	31.3%	4,234	3.6%	35.9%
2020	5	318	1.5%	32.8%	4,349	3.7%	39.6%
2021	5	566	2.7%	35.5%	2,074	1.7%	41.3%
Thereafter	134	13,542	64.5%	100.0%	69,853	58.7%	100.0%
	251	20,976	100.0%		118,970	100.0%

Weighted average remaining lease term (in years)		12.6				11.8

(1)          Rented square feet is pursuant to existing leases as of June 30, 2012, and includes (i) space being fitted out for occupancy pursuant to existing leases and (ii) space which is leased but is not occupied or is being offered for sublease by tenants.

(2)         Annualized rental revenue is the annualized contractual rents from our tenants pursuant to existing leases as of June 30, 2012, plus straight line rent adjustments and estimated recurring expense reimbursements.

A majority of our Hawaii properties are lands leased for rents that are periodically reset based on fair market values, generally every five to ten years.  The following chart shows the annualized rental revenue as of June 30, 2012 scheduled to reset at our Hawaii lands.

Scheduled Rent Resets At Hawaii Lands

(dollars in thousands)

Annualized Rental Revenue(1) as of June 30, 2012 Scheduled to Reset
2012	$2,849
2013	9,638
2014	7,496
2015 and thereafter	17,485
Total	$37,468

(1)          Annualized rental revenue is the annualized contractual rents from our tenants pursuant to existing leases as of June 30, 2012, plus straight line rent adjustments and estimated recurring expense reimbursements.

We intend to continue to seek to negotiate with our tenants as rents under their leases are scheduled to reset in order to achieve new rents based on the then current fair market values. Despite CWH’s and our prior experience with rent resets in Hawaii, our ability to increase rents when rent resets occur depends upon market conditions which are beyond our control. Accordingly, we can provide no assurance that the historical increases in rents which we and CWH have achieved in the past pursuant to contractual rent resets will be repeated in the future, and it is possible that rents could reset to a lower level if fair market values decrease.

We intend to seek to renew or extend the terms of leases relating to our mainland properties when they expire. Because these properties are each leased to a single tenant, because of the capital many of these tenants have invested into the improvements and because our properties may be of strategic importance to the each tenant’s business, we believe that there is a greater likelihood that these tenants will renew or extend their leases when they expire as compared to tenants in a property with multiple tenants.  However, we also believe that if a building previously occupied by a single tenant becomes vacant, it may take longer and cost more to locate a new tenant than when space becomes vacant in a multi-tenant property. Whenever we extend, renew or enter into new leases for our properties, we intend to seek rents which are equal to or higher than our historical rents for the same properties; however, our ability to maintain or increase the rents for our current properties will depend in large part upon market conditions which are beyond our control.

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

Our principal source of funds for our operations to pay our debt service and our distributions to shareholders is rents from tenants at our properties.  Rents are generally received from our tenants monthly in advance.  As of June 30, 2012, tenants representing 1% or more of our total annualized rental revenues were as follows (square feet in thousands):

Tenants Representing 1% or More of Our Total Annualized Rental Revenues:

					% of
				% of Total	Annualized Rental
Tenant		Property Type	Sq. Ft. (1)	Sq. Ft. (1)	Revenue (2)	Expiration
1	Novell, Inc.	Mainland Properties	406	1.9%	6.7%	11/30/2024
2	The Southern Company	Mainland Properties	448	2.1%	4.1%	12/31/2018
3	Tesoro Hawaii Corporation	Hawaii Properties	3,148	15.0%	3.6%	4/30/2019; 12/31/2019; 3/31/2024
4	Bookspan	Mainland Properties	502	2.4%	3.1%	9/23/2028
5	Shurtape Technologies, LLC	Mainland Properties	645	3.1%	2.9%	5/28/2024
6	Stratus Technologies, Inc.	Mainland Properties	287	1.4%	2.8%	5/31/2016
7	Micron Technology, Inc	Mainland Properties	96	0.5%	2.7%	4/30/2020
8	Servco Pacific, Inc.	Hawaii Properties	537	2.6%	2.6%	1/31/2029; 2/29/2032
9	Safeway Stores, Inc.	Hawaii Properties	146	0.7%	2.0%	10/31/2018
10	Sprint Nextel Corporation	Mainland Properties	140	0.7%	1.9%	7/31/2018
11	BCI Coca-Cola Bottling Company	Hawaii Properties	351	1.7%	1.9%	12/31/2022; 7/31/2039
12	Allied Building Products Corporation	Hawaii Properties	310	1.5%	1.9%	12/31/2028
13	Manheim Services Corporation	Hawaii Properties	338	1.6%	1.8%	5/31/2016
14	Mattson Technology, Inc.	Mainland Properties	101	0.5%	1.7%	5/31/2017
15	AES Hawaii, Inc.	Hawaii Properties	1,242	5.9%	1.7%	3/31/2040
16	Cisco Systems, Inc.	Mainland Properties	149	0.7%	1.7%	12/31/2015
17	Kaiser Foundation Health Plan	Hawaii Properties	217	1.0%	1.5%	4/30/2026; 6/30/2046
18	Waikiki Pearl Company, Inc.	Hawaii Properties	278	1.3%	1.3%	12/31/2029
19	Element K	Mainland Properties	95	0.5%	1.3%	12/31/2017
20	Pahounui Partners, LLC	Hawaii Properties	191	0.9%	1.2%	6/30/2027
21	US Airways Group, Inc.	Mainland Properties	101	0.5%	1.2%	8/31/2015
22	Trex Company, Inc.	Mainland Properties	308	1.5%	1.2%	12/31/2021
23	TPI Composites, Inc.	Mainland Properties	317	1.5%	1.2%	7/31/2018
24	Ameron International Corp.	Hawaii Properties	146	0.7%	1.1%	12/31/2027
25	Fileminders	Hawaii Properties	85	0.4%	1.0%	5/31/2022
	Total		10,584	50.6%	54.1%

(1)             Square feet is pursuant to existing leases as of June 30, 2012, and includes (i) space being fitted out for occupancy and (ii) space which is leased but is not occupied or is being offered for sublease.

(2)             Annualized rental revenue is the annualized contractual rents from our tenants pursuant to existing leases as of June 30, 2012, plus straight line rent adjustments and estimated recurring expense reimbursements.

Investment Activities

On February 16, 2012, CWH contributed the Properties to us. In return, we issued to CWH: (i) 22,000,000 common shares (including 1,000 common shares initially issued to CWH on December 21, 2011 in connection with our formation) and (ii) the CWH Note.

Since February 16, 2012, we have acquired five properties with a combined 958,132 square feet for an aggregate purchase price of $151.0 million, excluding closing costs.  As of August 6, 2012, we have entered into existing agreements to acquire four properties with a combined 1,576,856 rentable square feet for an aggregate purchase price of $109.7 million, including the assumption of $26.0 million of mortgage debt and excluding closing costs.  For more information regarding properties that we have acquired and properties that we have agreed to acquire pursuant to existing agreements we have entered, see Note 4 to our Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

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

On March 12, 2012, we issued 9,200,000 common shares in connection with our IPO, including 1,200,000 shares issued when the underwriters exercised in full their over allotment option, at a price of $21.50 per share, raising net proceeds of approximately $180.8 million.  We used the net proceeds from our IPO and drawings under our revolving credit facility to repay the CWH Note.

Simultaneous with the closing of our IPO, we entered into a $500.0 million revolving credit facility that is available for general business purposes, including acquisitions.  The revolving credit facility is scheduled to mature on March 11, 2016, and subject to the payment of an extension fee and meeting certain other conditions, we have an option to extend the stated maturity date by one year.

Interest under the revolving credit facility is calculated at floating rates based upon LIBOR plus premiums that vary depending upon our debt leverage or credit ratings.  The weighted average annual interest rate for the revolving credit facility was 1.54% for the three months ended June 30, 2012 and 1.55% for the period of March 12, 2012 to June 30, 2012.  As of June 30, 2012, we had $321.0 million of borrowings and $179.0 million available for additional borrowings under the revolving credit facility.

On July 12, 2012, we amended the revolving credit facility.  As a result of this amendment, the pledge agreement that we and certain of our subsidiaries had entered into was terminated, and the equity of our subsidiaries that had been pledged pursuant to that pledge agreement as collateral for our and our subsidiary guarantors’ obligations under the revolving credit facility was released.

Simultaneous with amending the revolving credit agreement, we entered into a five year $350.0 million unsecured term loan with a group of institutional lenders.  The term loan matures on July 11, 2017 and is prepayable without penalty at any time.  In addition, the term loan includes a feature under which maximum borrowings may be increased to up to $700.0 million in certain circumstances.  Interest is calculated at floating rates based upon LIBOR plus premiums that vary depending upon our debt leverage or credit ratings.  We used the net proceeds of our term loan to repay amounts outstanding under our revolving credit facility and deposited excess proceeds into interest bearing cash accounts to fund general business activities, including acquisitions.

Our revolving credit facility agreement and our term loan agreement include various financial and other covenants that generally restrict our ability to incur debts in excess of calculated amounts, restrict our ability to make distributions under certain circumstances and require us to maintain certain financial ratios.  We believe we were in compliance with the terms of our revolving credit facility covenants at June 30, 2012.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2012, Compared to Three Months Ended June 30, 2011 (dollars in thousands, except per share data)

	Comparable Properties Results (1)				Acquired Properties Results (2)				Consolidated Results
	Three Months Ended June 30,				Three Months Ended June 30,				Three Months Ended June 30,
			$	%			$	%			$	%
	2012	2011	Change	Change	2012	2011	Change	Change	2012	2011	Change	Change
Revenues
Rental income	$23,026	$23,112	$(86)	(0.4)%	$728	$—	$728	—	$23,754	$23,112	$642	2.8%
Tenant reimbursements and other income	4,136	4,117	19	0.5%	30	—	30	—	4,166	4,117	49	1.2%
Total revenues	$27,162	$27,229	$(67)	(0.2)%	$758	$—	$758	—	$27,920	$27,229	$691	2.5%

Operating expenses:
Real estate taxes	3,658	3,548	110	3.1%	19	—	19	—	3,677	3,548	129	3.6%
Other operating expenses	1,997	1,766	231	13.1%	26	—	26	—	2,023	1,766	257	14.6%
Total operating expenses	5,655	5,314	341	6.4%	45	—	45	—	5,700	5,314	386	7.3%

Net operating income (3)	$21,507	$21,915	$(408)	(1.9)%	$713	$—	$713	—	22,220	21,915	305	1.4%

Other expenses
Depreciation and amortization									3,021	2,765	256	9.3%
Acquisition related costs									675	—	675	—
General and administrative									1,634	1,427	207	14.5%
Total other expenses									5,330	4,192	1,138	27.1%
Operating income									16,890	17,723	(833)	(4.7)%
Interest expense									(1,632)	—	(1,632)	—
Equity in earnings of an investee									74	—	74	—
Net income									$15,332	$17,723	$(2,391)	(13.5)%

Weighted average common shares outstanding									31,200	—

Net income per common share									$0.49	—

Calculation of Funds From Operations and Normalized Funds From Operations (4)

Net income									$15,332	$17,723
Depreciation and amortization									3,021	2,765
Funds from operations									18,353	20,488
Acquisition related costs									675	—
Normalized funds from operations									$19,028	$20,488

Funds from operations per common share									$0.59
Normalized funds from operations per common share									$0.61

(1)          Includes properties that were acquired prior to April 1, 2011 by CWH and contributed to us on February 16, 2012.

(2)          Includes properties we acquired after April 1, 2011, other than the Properties.

(3)          We calculate net operating income, or NOI, as shown above.  We define NOI as income derived from our rental of real estate less our property operating expenses.  We consider NOI to be an appropriate supplemental measure to net income because it may help both investors and management to understand the operations of our properties.  We use NOI internally to evaluate individual and company wide property level performance, and we believe NOI provides useful information to investors regarding our results of operations because it reflects only those income and expense items that are incurred at the property level and may facilitate comparisons of our operating performance between periods.  The calculation of NOI excludes certain components of net income in order to provide results that are more closely related to our properties’ results of operations. This measure does not represent cash generated by operating activities in accordance with GAAP and should not be considered as an alternative to net income, operating income or cash flow from operating activities determined in accordance with GAAP or as an indicator of our financial performance or liquidity, nor is this measure necessarily indicative of sufficient cash flow to fund all of our needs.  We believe that this data may facilitate an understanding of our consolidated historical operating results.  This measure should be considered in conjunction with net income, operating income and cash flow from operating activities as presented in our Condensed Consolidated Statements of Income and Condensed Consolidated Statements of Cash Flows.  Other REITs and real estate companies may calculate NOI differently than us.

(4)          We calculate funds from operations, or FFO, and normalized funds from operations, or Normalized FFO, as shown above. FFO is calculated on the basis defined by The National Association of Real Estate Investment Trusts, or NAREIT, which is net income, calculated in accordance with GAAP, plus real estate depreciation and amortization. Our calculation of Normalized FFO differs from NAREIT’s definition of FFO because we exclude acquisition related costs.  We consider FFO and Normalized FFO to be appropriate measures of performance for a REIT, along with net income, operating income and cash flow from operating, investing and financing activities. We believe that FFO and Normalized FFO provide useful information to investors because by excluding the effects of certain historical amounts, such as depreciation expense, FFO and Normalized FFO can facilitate a comparison of operating performances between periods. FFO and Normalized FFO are among the factors considered by our Board of Trustees when determining the amount of distributions to our shareholders. Other factors include, but are not limited to, requirements to maintain our status as a REIT, limitations in our revolving credit facility and term loan agreements, the availability of debt and equity capital to us and our expectation of our future capital requirements and operating performance. FFO and Normalized FFO do not represent cash generated by operating activities in accordance with GAAP and should not be considered as alternatives to net income, operating income or cash flow from operating activities, determined in accordance with GAAP, or as indicators of our financial performance or liquidity, nor are these measures necessarily indicative of sufficient cash flow to fund all of our needs. We believe that FFO and Normalized FFO may facilitate an understanding of our consolidated historical operating results. These measures should be considered in conjunction with net income, operating income and cash flow from operating activities as presented in our Condensed Consolidated Statements of Income and Condensed Consolidated Statements of Cash Flows. Other REITs and real estate companies may calculate FFO and Normalized FFO differently than us.

References to changes in the income and expense categories below relate to the comparison of results for the three month period ended June 30, 2012, compared to the three month period ended June 30, 2011.

Rental income.  The increase in rental income primarily reflects the acquisition of two properties during June 2012.  Rental income includes non-cash straight line rent adjustments totaling approximately $1,294 in 2012 and approximately $1,658 in 2011 and net amortization of acquired real estate leases and assumed real estate lease obligations totaling approximately ($123) in 2012 and approximately ($101) in 2011.

Tenant reimbursements and other income.  The increase in tenant reimbursements and other income primarily reflect the acquisition of two properties during June 2012.

Real estate taxes.  The increase in real estate taxes primarily reflects net increases in real estate tax valuations within our portfolio of comparable properties.

Other operating expenses.  Other operating expenses include payroll, property maintenance, environmental remediation, utilities, insurance and property management fees.  The increase in other operating expenses primarily reflects insurance cost increases and costs incurred for exterior property repairs at our comparable properties in 2012.

Depreciation and amortization.  The increase in depreciation and amortization primarily reflects the acquisition of two properties during June 2012.

Acquisition related costs.  The increase in acquisition related costs reflects the acquisition of two properties during June 2012.

General and administrative.  General and administrative expenses include legal, audit and business management fee expenses.  General and administrative expenses were allocated to us by CWH through March 12, 2012 and are our direct costs since the Closing Date.

Interest expense.  The increase in interest expense reflects interest on borrowings under our revolving credit facility beginning in March 2012.

Equity in earnings of an investee. Equity in earnings of an investee represents our proportionate share of earnings from our investment in AIC.

Net income.  The decrease in net income for the three months ended June 30, 2012 compared to the three months ended June 30, 2011 reflects the changes noted above.  The number of common shares as of June 30, 2012 used to determine our net income per share includes the weighted average common shares issued to CWH through February 2012 and shares issued as part of our IPO on March 12, 2012.

Weighted average common shares outstanding.  The increase in weighted average common shares outstanding reflects 22,000,000 shares issued to CWH through February 2012 and 9,200,000 shares issued in our IPO on March 12, 2012, including 1,200,000 common shares issued when the underwriters exercised in full their over allotment option.

Six Months Ended June 30, 2012, Compared to Six Months Ended June 30, 2011 (dollars in thousands, except per share data)

	Comparable Properties Results (1)				Acquired Properties Results (2)				Consolidated Results
	Six Months Ended June 30,				Six Months Ended June 30,				Six Months Ended June 30,
			$	%			$	%			$	%
	2012	2011	Change	Change	2012	2011	Change	Change	2012	2011	Change	Change
Revenues
Rental income	$46,582	$46,345	$237	0.5%	$1,246	$504	$742	147.2%	$47,828	$46,849	$979	2.1%
Tenant reimbursements and other income	7,605	8,150	(545)	(6.7)%	74	10	64	640.0%	7,679	8,160	(481)	(5.9)%
Total revenues	$54,187	$54,495	$(308)	(0.6)%	$1,320	$514	$806	156.8%	$55,507	$55,009	$498	0.9%

Operating expenses:
Real estate taxes	7,299	7,139	160	2.2%	19	12	7	58.3%	7,318	7,151	167	2.3%
Other operating expenses	3,743	4,278	(535)	(12.5)%	57	21	36	171.4%	3,800	4,299	(499)	(11.6)%
Total operating expenses	11,042	11,417	(375)	(3.3)%	76	33	43	130.3%	11,118	11,450	(332)	(2.9)%

Net operating income	$43,145	$43,078	$67	0.2%	$1,244	$481	$763	158.6%	44,389	43,559	830	1.9%

Other expenses
Depreciation and amortization									5,794	5,477	317	5.8%
Acquisition related costs									675	—	675	—
General and administrative									3,038	2,882	156	5.4%
Total other expenses									9,507	8,359	1,148	13.7%
Operating income									34,882	35,200	(318)	(0.9)%
Interest expense									(1,969)	—	(1,969)	—
Equity in earnings of an investee									74	—	74	—
Net income									$32,987	$35,200	$(2,213)	(6.3)%

Weighted average common shares outstanding									22,202	—

Net income per common share									$1.49	—

Calculation of Funds From Operations and Normalized Funds From Operations

Net income									$32,987	$35,200
Depreciation and amortization									5,794	5,477
Funds from operations									38,781	40,677
Acquisition related costs									675	—
Normalized funds from operations									$39,456	$40,677

Funds from operations per common share									$1.75
Normalized funds from operations per common share									$1.78

(1)          Includes properties that were acquired prior to January 1, 2011 by CWH and contributed to us on February 16, 2012.

(2)          Includes properties we acquired after January 1, 2011, other than the Properties, except for one property CWH acquired in January 2011 which is included in the Properties.

References to changes in the income and expense categories below relate to the comparison of results for the six month period ended June 30, 2012, compared to the six month period ended June 30, 2011.

Rental income.  The increase in rental income primarily reflects increases from rent resets at our comparable properties located in Hawaii and our acquisition of two properties during June 2012.  Rental income includes non-cash straight line rent adjustments totaling approximately $2,067 in 2012 and approximately $3,181 in 2011, and net amortization of acquired real estate leases and assumed real estate lease obligations totaling approximately ($239) in 2012 and approximately ($207) in 2011.

Tenant reimbursements and other income.  The decrease in tenant reimbursements and other income primarily reflects adjustments to estimated tenant reimbursement billings during the first quarter of 2012 at our comparable properties based on audited reimbursable expense amounts, partially offset by our acquisition of two properties during June 2012.

Real estate taxes.  The increase in real estate taxes primarily reflects net increases in real estate tax valuations within our portfolio of comparable properties.

Other operating expenses.  Other operating expenses include payroll, property maintenance, environmental remediation, utilities, insurance and property management fees.  The decrease in other operating expenses primarily reflects environmental remediation charges of approximately $800 during the first quarter of 2011 at our comparable properties.

Depreciation and amortization.  The increase in depreciation and amortization primarily reflects the acquisition of two properties during June 2012.

Acquisition related costs.  The increase in acquisition related costs reflects the acquisition of two properties during June 2012.

General and administrative.  General and administrative expenses include legal, audit and business management fee expenses.  General and administrative expenses were allocated to us by CWH through March 12, 2012 and are our direct costs since the Closing Date.

Interest expense.  The increase in interest expense reflects interest on borrowings under our revolving credit facility beginning in March 2012.

Equity in earnings of an investee. Equity in earnings of an investee represents our proportionate share of earnings from our investment in AIC.

Net income.  The decrease in net income for the six months ended June 30, 2012 compared to the six months ended June 30, 2011 reflects the changes noted above.  The number of common shares as of June 30, 2012 used to determine our net income per share includes the weighted average common shares issued to CWH through February 2012 and shares issued as part of our IPO on March 12, 2012.

Weighted average common shares outstanding.  The increase in weighted average common shares outstanding reflects 22,000,000 shares issued to CWH through February 2012 and 9,200,000 shares issued in our IPO on March 12, 2012, including 1,200,000 common shares issued when the underwriters exercised in full their over allotment option.

LIQUIDITY AND CAPITAL RESOURCES

Our Operating Liquidity and Resources

Our principal source of funds to meet operating expenses, debt service obligations and pay distributions on our common shares is rents from our properties.  Under CWH’s prior ownership, the flow of funds from our properties historically has been sufficient to pay operating expenses for those properties. Our operating expenses as a separate public company are higher than the operating expenses were when our properties were directly under CWH’s control.  Nonetheless, we believe that our operating cash flow will be sufficient to meet our operating expenses, debt service obligations and planned distributions on our shares for the next 12 months and for the reasonably foreseeable future thereafter.  Our future cash flows from operating activities will depend primarily upon our ability to:

•                  maintain or improve the occupancy of, and the rent rates at, our properties;

•                  control our operating cost increases; and

•                  purchase additional properties which produce cash flows in excess of our costs of acquisition capital and property operating expenses.

Cash flows provided by (used in) operating, investing and financing activities were approximately $39.8 million, ($121.3) million and $91.6 million, respectively, for the six months ended June 30, 2012, and $37.3 million, ($10.9) million and ($26.5) million, respectively, for the six months ended June 30, 2011.  Changes in the operating activities category between 2012 and 2011 primarily relate to our IPO that took place on March 12, 2012, including borrowings under our revolving credit facility.  Changes in the investing activities category between 2012 and 2011 relate to the acquisition of one property in January 2011 and two properties in 2012 and to our investment in AIC in May 2012.  Changes in the financing activities category between 2012 and 2011 primarily relate to our IPO that took place on March 12, 2012, including borrowings under our revolving credit facility and repayment of the CWH Note, as well as borrowings under our revolving credit facility to fund general business operations, including two acquisitions in June 2012.

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

We entered a five year $350.0 million unsecured term loan in July 2012.  The term loan matures on July 11, 2017 and is prepayable by us at any time without penalty.  We used the net proceeds of our term loan to repay amounts outstanding under our revolving credit facility and deposited excess proceeds into interest bearing cash accounts to fund general business activities, including acquisitions.  In addition, the term loan includes a feature under which maximum borrowings may be increased to up to $700.0 million in certain circumstances.

Simultaneously to entering the term loan agreement, we amended the revolving credit facility.  As a result of this amendment, the pledge agreement that we and certain of our subsidiaries had entered into was terminated, and the equity of our subsidiaries that had been pledged pursuant to that pledge agreement as collateral for our and our subsidiary guarantors’ obligations under the revolving credit facility was released.

At June 30, 2012, $321.0 million was outstanding and $179.0 million was available for additional borrowings under our revolving credit facility.  At June 30, 2012, we had cash and cash equivalents of approximately $10.0 million.  At August 1, 2012, there was $12.0 million of borrowings outstanding under our revolving credit facility and we had cash and cash equivalents of approximately $11.3 million.

When significant amounts are outstanding under our revolving credit facility, or as the maturity approaches, we intend to explore alternatives for repaying or refinancing such amounts. Such alternatives may include incurring additional term debt, issuing new equity securities and extending the maturity of our revolving credit facility.

The completion and the costs of any future financings will depend primarily upon market conditions. In particular, the feasibility and cost of any future debt financings will depend primarily on credit markets and our then current creditworthiness. We have no control over market conditions. Potential lenders in future debt transactions will evaluate our creditworthiness and our ability to fund required debt service and repay principal balances when they become due by reviewing our results of operations, financial condition, business practices and plans and our ability to maintain our earnings, to stagger our debt maturities and to balance our use of debt and equity capital so that our financial performance and leverage ratios afford us flexibility to withstand any reasonably anticipated adverse changes. We intend to conduct our business activities in a manner which will continue to afford us reasonable access to capital for investment and financing activities.

During the three and six months ended June 30, 2012 and 2011, cash expenditures made and capitalized for tenant improvements, leasing costs, building improvements and development and redevelopment activities were as follows (amounts in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Leasing Capital (1)	$519	$119	$882	$495
Building Improvements (2)	192	44	199	55
Development and redevelopment activities (3)	71	61	216	394
	$782	$224	$1,297	$944

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

During the three months ended June 30, 2012 commitments made for expenditures, such as tenant improvements and leasing costs in connection with leasing space, were as follows (dollars and square feet in thousands, except per square foot amounts):

	New Leases	Renewals	Totals

Square feet leased during the period	147	38	185
Total commitments for tenant improvements and leasing costs (1)	$593	$15	$608
Tenant improvements and leasing costs per square foot	$4.03	$0.39	$3.29
Average lease term (years)	11.9	3.0	10.3
Tenant improvements and leasing costs per square foot per year (1)	$0.34	$0.13	$0.32

(1)          No tenant reimbursements or other concessions were paid during the period.  In addition, commitments for free rent, calculated as the first month of tenant base rent received in cash times the number of free rent months, totaled $288, or $0.15 per square foot, per year of the lease term for leases entered during the period.

Off Balance Sheet Arrangements

As of June 30, 2012, we had no off balance sheet arrangements that we believe have had or would be reasonably likely to have a future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.  We have no commercial paper, swaps or hedges as of June 30, 2012.

Debt Covenants

Our principal debt obligations are our revolving credit facility and term loan.  Our revolving credit facility agreement includes various financial and other covenants generally described above under “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financing Activities”.  Our revolving credit facility contains default provisions; among other events of default, termination of our business management agreement with RMR would cause a default under our revolving credit facility, if not approved by a majority of our lenders.  At June 30, 2012, we believe we were in compliance with all of our covenants under our revolving credit agreement.

Related Person Transactions

We have relationships and historical and continuing transactions with our Trustees, our executive officers, RMR, CWH, AIC and other companies to which RMR provides management services and others affiliated with or related to them.  For example: we have no employees and personnel and various services we require to operate our business are provided to us by RMR pursuant to management agreements; and RMR is owned by our Managing Trustees.  Also, as a further example, we have or had relationships with other companies to which RMR provides management services and which have trustees, directors and officers who are also trustees, directors or officers of ours or RMR, including: CWH, which previously wholly owned us, which currently is our largest shareholder and with respect to which we are currently its majority owned subsidiary; and AIC, an Indiana insurance company, which we, RMR, CWH and five other companies to which RMR provides management services each currently own 12.5% and with respect to which we and the other shareholders of AIC have property insurance in place providing $500,000 of coverage pursuant to an insurance program arranged by AIC and with respect to which AIC is a reinsurer of certain coverage amounts.  For further information about these and other such relationships and related person transactions, please see Note 10 to our Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.  In addition, for more information about these transactions and relationships, please see elsewhere in this Quarterly Report on Form 10-Q, including “Warning Concerning Forward Looking Statements,” and our Prospectus and our other filings with the SEC, including the sections captioned “Business,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Related Person Transactions,” “Certain Relationships and Related Person Transactions” and “Cautionary Statement Regarding Forward Looking Statements” of our Prospectus.  In addition, please see the section captioned “Risk Factors” of our Prospectus for a description of risks that may arise from these transactions and relationships.  Our filings with the SEC, including our Prospectus, are available at the SEC’s website at www.sec.gov.  In addition, copies of certain of our agreements with these parties, including our business management agreement and property management agreement with RMR, various agreements we have with CWH and our Shareholders Agreement with AIC and its shareholders, are also publicly available as exhibits to our public filings with the SEC and accessible at the SEC’s website.

We believe that our agreements with RMR, CWH and AIC are on commercially reasonable terms.  We also believe that our relationships with RMR, CWH and AIC and their affiliated and related persons and entities benefit us and, in fact, provide us with competitive advantages in operating and growing our business.

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

At June 30, 2012, $321.0 million was outstanding and $179.0 million was available for additional borrowings under our revolving credit facility.  Our revolving credit facility matures on March 11, 2016 and, subject to the payment of an extension fee and meeting certain other conditions, we have the option to extend the stated maturity date by one year.  We are able to make repayments and drawings under our revolving credit facility at any time without penalty.  In July 2012, we entered into a five year $350.0 million unsecured term loan. Our term loan matures on July 11, 2017 and is prepayable without penalty at any time.  In addition, the term loan includes a feature under which maximum borrowings may be increased to up to $700.0 million in certain circumstances.

Borrowings under our revolving credit facility and our term loan are in U.S. dollars and accrue interest at LIBOR plus premiums that vary depending upon our debt leverage or credit ratings.  Accordingly, we are vulnerable to changes in U.S. dollar based short term rates, specifically LIBOR.  There have been recent governmental inquires regarding the setting of LIBOR, which may result to changes to the process that could have the effect of increasing LIBOR.  Increases in LIBOR would increase the amount of interest we pay under our revolving credit facility.  The weighted average annual interest rate for the revolving credit facility was 1.54% for the three months ended June 30, 2012 and 1.55% for the period of March 12, 2012 to June 30, 2012.  A change in interest rates would not affect the value of the floating rate debts but would affect our operating results.  The following table presents the impact a 10% change in interest rates would have on our annual floating rate interest expense at June 30, 2012 (dollars in thousands):

	Impact of Changes in Interest Rates
			Total Interest
	Interest Rate	Outsatanding	Expense
	Per Year	Debt	Per Year
At June 30, 2012	1.55%	$321,000	$4,976
10% reduction	1.40%	$321,000	$4,494
10% increase	1.70%	$321,000	$5,457

The foregoing table shows the impact of an immediate change in floating interest rates.  If interest rates were to change gradually over time, the impact would be spread over time.  Our exposure to fluctuations in floating interest rates will increase or decrease in the future with increases or decreases in the outstanding amount of our revolving credit facility, term loan or other floating rate debt.

The following table presents the impact a 10% change in interest rates would have on our annual floating rate interest expense at June 30, 2012 if we were fully drawn on our revolving credit facility (dollars in thousands):

	Impact of Changes in Interest Rates
			Total Interest
	Interest Rate	Outsatanding	Expense
	Per Year	Debt	Per Year
At June 30, 2012	1.55%	$500,000	$7,750
10% reduction	1.40%	$500,000	$7,000
10% increase	1.70%	$500,000	$8,500

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

There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

•      OUR PENDING ACQUISITIONS OF PROPERTIES,

•      OUR ABILITY TO COMPETE FOR ACQUISITIONS AND TENANCIES EFFECTIVELY,

•      OUR ABILITY TO PAY INTEREST ON AND PRINCIPAL OF OUR DEBT,

•      OUR ABILITY TO PAY DISTRIBUTIONS TO SHAREHOLDERS AND THE AMOUNT OF SUCH DISTRIBUTIONS,

•      THE FUTURE AVAILABILITY OF BORROWINGS UNDER OUR REVOLVING CREDIT FACILITY,

•      OUR POLICIES AND PLANS REGARDING INVESTMENTS AND FINANCINGS,

•      OUR TAX STATUS AS A REIT,

•      OUR ABILITY TO RAISE EQUITY OR DEBT CAPITAL,

•      OUR BELIEF THAT THERE IS A LIKELIHOOD THAT OUR SINGLE TENANT LESSEES WILL EXTEND OR RENEW THEIR LEASES WITH US,

•      OUR EXPECTATION THAT WE WILL BENEFIT FINANCIALLY BY PARTICIPATING IN AIC WITH RMR AND COMPANIES TO WHICH RMR PROVIDES MANAGEMENT SERVICES,

•      THE CREDIT QUALITY OF OUR TENANTS, AND

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

•      ACTUAL AND POTENTIAL CONFLICTS OF INTEREST WITH OUR MANAGING TRUSTEES, CWH AND RMR AND THEIR RELATED PERSONS AND ENTITIES, AND

•      ACTS OF TERRORISM, OUTBREAKS OF SO CALLED PANDEMICS OR OTHER MANMADE OR NATURAL DISASTERS BEYOND OUR CONTROL.

FOR EXAMPLE:

•      OUR ABILITY TO MAKE FUTURE DISTRIBUTIONS DEPENDS UPON A NUMBER OF FACTORS, INCLUDING OUR FUTURE EARNINGS.  WE MAY BE UNABLE TO MAINTAIN OUR CURRENT RATE OF DISTRIBUTIONS AND FUTURE DISTRIBUTIONS MAY BE SUSPENDED OR PAID AT A LESSER RATE THAN THE DISTRIBUTIONS WE NOW PAY,

•      OUR ABILITY TO GROW OUR BUSINESS AND INCREASE OUR DISTRIBUTIONS DEPENDS IN LARGE PART UPON OUR ABILITY TO BUY PROPERTIES WHICH ARE LEASED, OR TO LEASE THEM, FOR RENTS, LESS OPERATING EXPENSES, THAT EXCEED OUR CAPITAL COSTS. WE MAY BE UNABLE TO IDENTIFY PROPERTIES THAT WE WANT TO ACQUIRE OR TO NEGOTIATE ACCEPTABLE PURCHASE PRICES, ACQUISITION FINANCING OR LEASE TERMS FOR NEW PROPERTIES,

•      OUR PENDING ACQUISITIONS ARE CONTINGENT UPON COMPLETION OF DILIGENCE AND OTHER CUSTOMARY CLOSING CONDITIONS.  ACCORDINGLY, SOME OR ALL OF THESE PURCHASES MAY BE DELAYED OR MAY NOT OCCUR,

•      RENTS THAT WE CAN CHARGE AT OUR PROPERTIES MAY DECLINE,

•      THE CURRENT HIGH UNEMPLOYMENT RATE IN THE U.S. MAY CONTINUE FOR A LONG TIME OR BECOME WORSE IN THE FUTURE.  SUCH CIRCUMSTANCES MAY FURTHER REDUCE DEMAND FOR LEASING OFFICE AND INDUSTRIAL SPACE.  IF THE DEMAND FOR LEASING OFFICE AND INDUSTRIAL SPACE BECOMES FURTHER DEPRESSED, OR REMAINS DEPRESSED FOR A LONG PERIOD, WE MAY BE UNABLE TO RENEW LEASES WITH OUR TENANTS AS LEASES EXPIRE OR ENTER INTO NEW LEASES AT ACCEPTABLE RENTAL RATES AND OCCUPANCY AND OPERATING RESULTS OF OUR PROPERTIES MAY DECLINE,

•      CONTINUED AVAILABILITY OF BORROWINGS UNDER OUR REVOLVING CREDIT FACILITY AND TERM LOAN IS SUBJECT TO OUR SATISFYING CERTAIN FINANCIAL COVENANTS AND MEETING OTHER CONDITIONS,

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

•      INCREASING THE MAXIMUM BORROWINGS UNDER OUR REVOLVING CREDIT FACILITY AND OUR TERM LOAN IS SUBJECT TO OBTAINING ADDITIONAL COMMITMENTS FROM LENDERS, WHICH MAY NOT OCCUR,

•      THIS QUARTERLY REPORT ON FORM 10-Q STATES THAT THE MARGIN USED TO DETERMINE INTEREST ON OUR REVOLVING CREDIT FACILITY AND TERM LOAN MAY BE BASED ON OUR CREDIT RATINGS.  WE DO NOT CURRENTLY HAVE ANY CREDIT RATINGS.  THERE CAN BE NO ASSURANCES THAT WE WILL OBTAIN CREDIT RATINGS IN THE FUTURE OR WHAT THOSE RATINGS MAYBE, AND

•      THIS QUARTERLY REPORT ON FORM 10-Q STATES THAT WE BELIEVE THAT OUR CONTINUING RELATIONSHIPS WITH CWH, RMR, AIC AND THEIR AFFILIATED AND RELATED PERSONS AND ENTITIES MAY BENEFIT US AND PROVIDE US WITH ADVANTAGES IN OPERATING AND GROWING OUR BUSINESS.  IN FACT, THE ADVANTAGES WE BELIEVE WE MAY REALIZE FROM THESE RELATIONSHIPS MAY NOT MATERIALIZE.

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

Part II.        Other Information

Item 1A. Risk Factors

Our business faces many risks, a number of which are described under “Risk Factors” in our Prospectus dated March 6, 2012, or the Prospectus, filed with the Securities and Exchange Commission, or the SEC, in accordance with Rule 424(b) of the Securities Act of 1933, as amended, or the Securities Act, which is accessible on the SEC’s website at www.sec.gov, and below.  The risks so described may not be the only risks we face. Additional risks of which we are not yet aware, or that we currently believe are immaterial, may also materially and adversely impact our business operations or financial results. If any of the events or circumstances described in the risk factors contained in our Prospectus or described below occurs, our business, financial condition or results of operations could decline and the trading price of our equity securities could decline.  Investors and prospective investors should consider the risks described in our Prospectus and below and the information contained under the heading “Warning Concerning Forward Looking Statements” and elsewhere in this Quarterly Report on Form 10-Q before deciding whether to invest in our securities.

If interest rates increase, our interest expense will increase and our earnings, funds from operations, or FFO, and normalized FFO will decrease.  When interest rates increase, the market prices of shares which make distributions, like we expect to continue to make on our common shares, often decrease.

Interest rates are currently at historically low levels and may increase.  Rising interest rates may adversely affect us and the value of your investment in our common shares, including in the following ways:

•      Funds borrowed under our revolving credit facility and term loan bear interest at variable rates.  At June 30, 2012, we had approximately $321 million of debt outstanding at variable rates. If interest rates increase, so will our interest costs, which could adversely affect our cash flow, our ability to pay principal and interest on our debt, our cost of refinancing our debt when it becomes due and our ability to make or sustain distributions on our common shares.  Additionally, if we choose to hedge our interest rate risk, no assurance can be given that the hedge will be effective or that our hedging counterparty will meet its obligations to us.

•      An increase in interest rates could decrease the amount buyers may be willing to pay for our properties, thereby reducing the market value of our properties and limiting our ability to sell properties or to obtain mortgage financing secured by our properties.

•      We expect to make regular distributions on our common shares. When interest rates on debt investments available to investors rise, the market prices of distribution paying securities often decline. Accordingly, if interest rates rise, the market price of our common shares may decline.

Our failure or inability to meet certain terms of our revolving credit facility and term loan agreement would adversely affect our business and may prevent us from making distributions on our common shares.

Our revolving credit facility and term loan agreements include various conditions to our borrowing, various covenants and events of default.  These agreements contain important financial covenants, including covenants requiring us to maintain certain minimum debt service coverage and leverage ratios.  If the occupancy of our properties or the rents we can charge decline, the amount we can borrow under our revolving credit facility may be reduced or eliminated, and we may be in default under our revolving credit facility and term loan agreements.  If we are unable to borrow under our revolving credit facility, we may be unable to meet our obligations or acquire additional properties, and we may be required to sell some of our properties.  In addition, our revolving credit facility and term loan agreements provide that a change in control of us (as defined in those agreements), including Reit Management & Research LLC, or RMR, ceasing to act as our sole business and property manager, may cause the amounts outstanding under our revolving credit facility and term loan to become immediately due and payable.

If we default under the revolving credit facility or term loan agreement, our lenders may demand immediate payment and our lenders under the credit agreement may elect not to make further borrowings available to us.  Additionally, during the continuance of any event of default under either agreement, we will be limited, or in some cases prohibited, from making distributions on our common shares. Any default under our revolving credit facility or term loan agreement or under any other agreement relating to debt that we may incur may materially and adversely affect us.

In the future, we may obtain additional debt financing, and the covenants and conditions which apply to any such additional indebtedness may be more restrictive than the covenants and conditions that will be in our revolving credit facility and term loan agreements.

We may experience losses from our business dealings with Affiliates Insurance Company.

We have invested approximately $5.3 million in Affiliates Insurance Company, or AIC, we have purchased substantially all our property insurance in a program designed and reinsured in part by AIC, and we are currently investigating the possibilities to expand our relationship with AIC to other types of insurance. We, RMR, CommonWealth REIT and four other companies to which RMR provides management services each own approximately 12.5% of AIC, and we and those other AIC shareholders participate in a combined insurance program designed and reinsured in part by AIC. Our principal reason for investing in AIC and for purchasing insurance in these programs is to seek to improve our financial results by obtaining improved insurance coverages at lower costs than may be otherwise available to us or by participating in any profits which we may realize as an owner of AIC.  These beneficial financial results may not occur and we may need to invest additional capital in order to continue to pursue these results.  AIC’s business involves the risks typical of an insurance business, including the risk that it may not operate profitably. Accordingly, our anticipated financial benefits from our business dealings with AIC may be delayed or not achieved, and we may experience losses from these dealings.

Item 6. Exhibits

3.1	Amended and Restated Declaration of Trust of Select Income REIT. (Incorporated by reference to the Company’s Current Report on Form 8-K dated March 12, 2012.)

3.2	Amended and Restated Bylaws of Select Income REIT. (Incorporated by reference to the Company’s Current Report on Form 8-K dated March 6, 2012.)

10.1

Amended and Restated Shareholders Agreement, dated May 21, 2012, by and among Affiliates Insurance Company, Five Star Quality Care, Inc., Hospitality Properties Trust, CommonWealth REIT, Senior Housing Properties Trust, TravelCenters of America LLC, Reit Management & Research LLC, Government Properties Income Trust and Select Income REIT. (Incorporated by reference to the Company’s Current Report on Form 8-K dated May 21, 2012.)

10.2

First Amendment to Credit Agreement, dated as of July 12, 2012, among Select Income REIT, Wells Fargo Bank, National Association, as Administrative Agent, and the other parties thereto. (Incorporated by reference to the Company’s Current Report on Form 8-K dated July 12, 2012.)

10.3

Term Loan Agreement, dated as of July 12, 2012, by and among Select Income REIT, Wells Fargo Bank, National Association, as Administrative Agent, and each of the other financial institutions initially a signatory thereto. (Incorporated by reference to the Company’s Current Report on Form 8-K dated July 12, 2012.)

31.1	Rule 13a-14(a) Certification. (Filed herewith.)

31.2	Rule 13a-14(a) Certification. (Filed herewith.)

31.3	Rule 13a-14(a) Certification. (Filed herewith.)

31.4	Rule 13a-14(a) Certification. (Filed herewith.)

32.1	Section 1350 Certification. (Furnished herewith.)

101.1

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income and Comprehensive Income, (iii) the Condensed Consolidated Statements of Cash Flows and (iv) related notes to these financial statements, tagged as blocks of text. (Furnished herewith.)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SELECT INCOME REIT

By:	/s/ David M. Blackman
David M. Blackman
President and Chief Operating Officer
Dated: August 7, 2012

By:	/s/ John C. Popeo
John C. Popeo
Treasurer and Chief Financial Officer
(principal financial and accounting officer)
Dated: August 7, 2012