Form 10-Q
period 2012-09-30
Select Income REIT
filed 2012-11-02
CIK 1537667

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

Indicate by check mark whether the registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check One):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Number of registrant’s common shares of beneficial interest, $0.01 par value per share, outstanding as of November 1, 2012:  31,232,592

SELECT INCOME REIT

FORM 10-Q

September 30, 2012

References in this Form 10-Q to “we”, “us” and “our” refer to Select Income REIT and its consolidated subsidiaries, unless otherwise noted.

PART I          Financial Information

Item 1.  Financial Statements

SELECT INCOME REIT

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share data)

(unaudited)

	September 30,	December 31,
	2012	2011
ASSETS
Real estate properties:
Land	$639,702	$614,702
Buildings and improvements	513,942	292,634
	1,153,644	907,336
Accumulated depreciation	(43,191)	(36,240)
	1,110,453	871,096

Acquired real estate leases, net	57,855	44,333
Cash and cash equivalents	10,690	—
Restricted cash	42	—
Rents receivable, net	36,945	35,024
Deferred leasing costs, net	4,098	3,418
Deferred financing costs, net	5,898	—
Other assets, net	13,951	661
Total assets	$1,239,932	$954,532

LIABILITIES AND SHAREHOLDERS’ EQUITY
Revolving credit facility	$92,000	$—
Term loan	350,000	—
Mortgage notes payable	27,931	—
Accounts payable and accrued expenses	19,266	14,217
Assumed real estate lease obligations, net	19,954	21,005
Rents collected in advance	7,892	6,229
Security deposits	8,268	8,281
Due to related persons	1,333	—
Total liabilities	526,644	49,732

Commitments and contingencies

Shareholders’ equity:
Common shares of beneficial interest, $0.01 par value: 50,000,000 shares authorized, 31,232,592 and 1,000 shares issued and outstanding, respectively	312	—
Additional paid in capital	694,148	—
Cumulative net income	34,082	—
Cumulative other comprehensive income (loss)	34	—
Cumulative common distributions	(15,288)	—
Ownership interest	—	904,800
Total shareholders’ equity	713,288	904,800

Total liabilities and shareholders’ equity	$1,239,932	$954,532

See accompanying notes

SELECT INCOME REIT

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(amounts in thousands, except per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011

Revenues:
Rental income	$26,444	$22,338	$74,272	$69,186
Tenant reimbursements and other income	4,434	4,583	12,113	12,744
Total revenues	30,878	26,921	86,385	81,930

Expenses:
Real estate taxes	3,895	3,912	11,213	11,063
Other operating expenses	1,815	2,223	5,615	6,522
Depreciation and amortization	3,888	2,884	9,682	8,360
Acquisition related costs	583	—	1,258	—
General and administrative	2,626	1,405	5,664	4,288
Total expenses	12,807	10,424	33,432	30,233

Operating income	18,071	16,497	52,953	51,697

Interest expense (including amortization of deferred financing fees of $358, $0, $669 and $0, respectively)	(2,467)	—	(4,436)	—
Equity in earnings of an investee	115	—	189	—
Net income	15,719	16,497	48,706	51,697

Other comprehensive income:
Equity in unrealized gain of an investee	35	—	34	—
Other comprehensive income	35	—	34	—
Comprehensive income	$15,754	$16,497	$48,740	$51,697

Weighted average common shares outstanding	31,206	—	25,226	—

Net income per common share	$0.50	$—	$1.93	$—

See accompanying notes

SELECT INCOME REIT

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

(unaudited)

	Nine Months Ended September 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$48,706	$51,697
Adjustments to reconcile net income to cash provided by operating activities
Depreciation	6,962	5,881
Net amortization of debt premium and deferred financing fees	669	—
Amortization of acquired real estate leases	2,717	2,409
Amortization of deferred leasing costs	414	375
Provision for losses on rents receivable	322	310
Straight line rental income	(3,402)	(4,025)
Other non-cash expenses	360	—
Equity in earnings of equity investments	(189)	—
Change in assets and liabilities:
Restricted cash	(42)	—
Rents receivable	1,159	(1,522)
Deferred leasing costs	(1,094)	(570)
Other assets	(3,732)	(3,244)
Accounts payable and accrued expenses	2,826	1,005
Rents collected in advance	1,663	3,414
Security deposits	(13)	(2)
Due to related persons	1,333	—
Cash provided by operating activities	58,659	55,728

CASH FLOWS FROM INVESTING ACTIVITIES:
Real estate acquisitions	(236,538)	(10,000)
Real estate improvements	(963)	(1,224)
Investment in Affiliates Insurance Company	(5,335)	—
Cash used in investing activities	(242,836)	(11,224)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common shares, net	180,814	—
Proceeds from borrowings	806,500	—
Payments on borrowings	(364,500)	—
Deferred financing fees	(6,521)	—
Repayment of demand note	(400,000)	—
Distributions to common shareholders	(15,288)	—
Owner’s net distributions	(6,138)	(44,504)
Cash provided by (used in) financing activities	194,867	(44,504)

Increase in cash and cash equivalents	10,690	—
Cash and cash equivalents at beginning of period	—	—
Cash and cash equivalents at end of period	$10,690	$—

See accompanying notes

SELECT INCOME REIT

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(amounts in thousands)

(unaudited)

	Nine Months Ended September 30,
	2012	2011
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$2,956	$—

Non-cash investing activities:
Real estate acquired by the issuance of shares and assumption of demand note	$913,286	$—
Real estate acquired by the assumption of mortgage debt	(26,000)	—

Non-cash financing activities:
Issuance of common shares	$513,647	$—
Issuance of demand note	400,000	—
Assumption of mortgage notes payable	26,000	—

See accompanying notes

SELECT INCOME REIT

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share data)

Note 1.  Basis of Presentation

The accompanying condensed consolidated financial statements of Select Income REIT and its subsidiaries, or SIR, we, us or our, have been prepared without audit.  Certain information and footnote disclosures required by U.S. generally accepted accounting principles, or GAAP, for complete financial statements have been condensed or omitted.  We believe the disclosures made are adequate to make the information presented not misleading.  However, the accompanying condensed consolidated financial statements should be read in conjunction with the Combined Financial Statements of Selected Properties of CommonWealth REIT as of December 31, 2011 and 2010 and for the three years in the period ending December 31, 2011 and notes thereto contained in our Prospectus, dated March 6, 2012, or our Prospectus, filed with Securities and Exchange Commission, or the SEC, in accordance with Rule 424(b) of the Securities Act of 1933, as amended, which is accessible on the SEC’s website at www.sec.gov.  Those combined financial statements include 251 properties with a total of approximately 21.4 million rentable square feet, or the Properties, that were owned by CommonWealth REIT and its subsidiaries, or CWH, until they were contributed to us by CWH on February 16, 2012.  In the opinion of our management, all adjustments, which include only normal recurring adjustments considered necessary for a fair presentation, have been included.  All material intercompany transactions and balances with or among our subsidiaries have been eliminated.  Operating results for interim periods are not necessarily indicative of the results that may be expected for the full year.  Because of the significant changes resulting from our initial public offering, or IPO, in March 2012, the financial results reported are not indicative of our expected future results. Reclassifications have been made to the prior years’ financial statements to conform to the current year’s presentation.

These condensed consolidated financial statements are presented as if we were a legal entity separate from CWH at all times for the periods presented, despite our not being in existence until December 19, 2011 and the fact that thereafter we were a wholly owned consolidated subsidiary of CWH until March 12, 2012.

Note 2.  Organization

We are a Maryland real estate investment trust, or REIT, that was organized on December 19, 2011 as a wholly owned subsidiary of CWH.

On February 16, 2012, CWH contributed the Properties to us. In return, we issued to CWH: (i) 22,000,000 common shares (including 1,000 common shares initially issued to CWH in December 2011 in connection with our formation) and (ii) a $400,000 demand promissory note, or the CWH Note.

On March 6, 2012, we priced our IPO of 8,000,000 common shares. The sale of these shares and an additional 1,200,000 of our common shares pursuant to the exercise in full of our IPO underwriters’ over allotment option closed on March 12, 2012, or the Closing Date, and we then became a public company. We used the net proceeds from the IPO and borrowings under our revolving credit facility to repay in full the CWH Note.

Note 3.  Summary of Significant Accounting Policies

Basis of Presentation.  Prior to our IPO, CWH owned us, and we have presented certain historical transactions at CWH’s historical basis.  Historically, substantially all of the rental income received by CWH from the tenants of our Properties were deposited in and commingled with CWH’s general funds. Certain capital investments and other cash requirements of our Properties were paid by CWH and were charged directly to our Properties. General and administrative costs of CWH were allocated to our Properties based on the historical costs of the real estate investments for our Properties as a percentage of CWH’s historical cost of all of CWH’s real estate investments until the Closing Date. In our opinion, and in accordance with applicable accounting guidance, this method for allocating general and administrative expenses is reasonable. However, actual expenses may have been different from allocated expenses if our Properties had operated as a separate entity, and those differences might be material.  Since the Closing Date, we have recorded general and administrative expenses at our direct cost.  The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect reported amounts.  Actual results could differ from those estimates.  Significant estimates in the condensed consolidated financial statements include the allowance for doubtful accounts, purchase price allocations and useful lives of fixed assets.

Real Estate Properties.  As required by GAAP, we have generally adopted the accounting treatment and policies for our properties and business which were previously employed by CWH.

Note 4.  Real Estate Properties

On February 16, 2012, CWH contributed the Properties to us. In return, we issued to CWH: (i) 22,000,000 common shares (including 1,000 common shares initially issued to CWH in December 2011 in connection with our formation) and (ii) the CWH Note.

During the period from the Closing Date to September 30, 2012, we acquired nine properties with a combined 2,534,979 square feet for an aggregate purchase price of $260,657, including the assumption of $26,000 of mortgage debt and excluding closing costs:

								Assumed
							Acquired	Real Estate	Premium
		Number of	Square	Purchase		Building and	Real Estate	Lease	on Assumed
Date	Location	Properties	Feet	Price(1)	Land (2)	Improvements (2)	Leases (2)	Obligations (2)	Debt (2)
June 2012	Provo, UT (3)	1	405,699	$85,500	$6,700	$78,800	$—	$—	$—
June 2012	Englewood, CO	1	140,162	18,900	3,230	11,801	3,869	—	—
July 2012	Windsor, CT	2	268,328	27,175	4,250	16,695	6,230	—	—
July 2012	Topeka, KS	1	143,934	19,400	1,300	15,918	2,182	—	—
August 2012	Huntsville, AL (3)	1	1,370,974	72,782	4,030	68,752	—	—	—
September 2012	Carlsbad, CA (4)	2	95,000	24,700	3,450	19,800	2,934	—	(1,484)
September 2012	Chelmsford, MA (5)	1	110,882	12,200	2,040	8,532	2,292	(217)	(447)
		9	2,534,979	$260,657	$25,000	$220,298	$17,507	$(217)	$(1,931)

(1)         Purchase price excludes closing costs.

(2)         The allocation of purchase price is based on preliminary estimates and may change upon the completion of (i) third party appraisals and (ii) our analysis of acquired in place leases and building valuations.

(3)         Property was acquired and simultaneously leased back to the seller in a sale/leaseback transaction.  As with our other acquisitions, we accounted for the transaction as a business combination.

(4)         Purchase price includes the assumption of mortgage debt of $18,500.

(5)         Purchase price includes the assumption of mortgage debt of $7,500.

As of November 1, 2012, we have agreed to acquire five properties with a combined 506,592 rentable square feet for an aggregate purchase price of $132,400, excluding closing costs.  These pending acquisitions are subject to our satisfactory completion of diligence and other customary closing conditions.  Accordingly, we can provide no assurance that we will acquire all or any of these properties.

Note 5.  Tenant Concentration and Segment Information

We operate in one business segment: ownership of properties that are primarily net leased to single tenants.  A “net leased property” or a property being “net leased” means that the property’s lease requires the tenant to pay rent and also pay or reimburse us for all, or substantially all, property level operating expenses and capital expenditures, such as real estate taxes, insurance, utilities, maintenance and repairs, other than, in certain circumstances, roof and structural element related expenditures;  in some instances, tenants instead reimburse us for all expenses in excess of certain amounts included in the stated rent.  No single tenant currently accounts for more than 10% of our total revenues.  We define a single tenant leased property as a property with at least 90% of its rentable square footage leased to one tenant; however, we do also own some multi tenant buildings on the island of Oahu, Hawaii.

Note 6.  Indebtedness

On February 16, 2012, we issued the CWH Note as part of the consideration for the Properties contributed to us by CWH.  Simultaneous with closing of our IPO on March 12, 2012, we repaid the CWH Note in full using net proceeds from our IPO and borrowings under our revolving credit facility.

Simultaneous with the closing of our IPO, we entered into a $500,000 revolving credit facility that is available for general business purposes, including acquisitions.  The revolving credit facility is scheduled to mature on March 11, 2016, and, subject to the payment of an extension fee and meeting certain other conditions, we have an option to extend the stated maturity date by one year.  Borrowings under the revolving credit facility bear interest at LIBOR plus a spread.  We also pay a per annum facility fee on the total amount of lending commitments under the revolving credit facility.  Both the interest rate spread and the facility fee are subject to adjustment based upon changes to our debt leverage or credit ratings.  As of September 30, 2012, the revolving credit facility spread was 130 basis points and our facility fee was 30 basis points.  The weighted average annual interest rate for borrowings under the revolving credit facility was 1.54% for the three months ended September 30, 2012 and for the period from March 12, 2012 to September 30, 2012.  As of September 30, 2012, we had $92,000 of borrowings and $408,000 available for additional borrowings under the revolving credit facility.

On July 12, 2012, we amended the revolving credit facility.  As a result of this amendment, the pledge agreement that we and certain of our subsidiaries had previously entered into was terminated, and the equity of our subsidiaries that had been pledged pursuant to that pledge agreement as collateral for our and our subsidiary guarantors’ obligations under the revolving credit facility was released.

Simultaneous with amending the revolving credit agreement, we entered into a five year $350,000 unsecured term loan with a group of institutional lenders.  The term loan matures on July 11, 2017 and is prepayable by us without penalty at any time.  In addition, the term loan includes a feature under which maximum borrowings may be increased to up to $700,000 in certain circumstances.  The amount outstanding under the term loan bears interest at LIBOR plus a spread that is subject to adjustment based upon changes to our debt leverage or credit ratings.  As of September 30, 2012 the spread on the term loan was 155 basis points.  The weighted average annual interest rate for amounts outstanding under the term loan was 1.79% for the period from July 12, 2012 to September 30, 2012.  We used the net proceeds of the term loan to repay amounts outstanding under the revolving credit facility and deposited excess proceeds into interest bearing cash accounts to fund general business activities, including acquisitions.

Our revolving credit facility and our term loan include various financial and other covenants that generally restrict our ability to incur debts in excess of calculated amounts, restrict our ability to make distributions under certain circumstances and require us to maintain certain financial ratios.  We believe we were in compliance with the terms of our revolving credit facility and term loan covenants at September 30, 2012.

In September 2012, we assumed a mortgage totaling $18,500, which was recorded at a fair value of $19,984, in connection with our acquisition in Carlsbad, CA. This mortgage bears interest at a rate of 5.950%, requires monthly principal and interest payments and matures in 2017.

Also in September 2012, we assumed a mortgage totaling $7,500, which was recorded at a fair value of $7,947, in connection with our acquisition in Chelmsford, MA. This mortgage bears interest at a rate of 5.689%, requires monthly interest only payments and matures in 2016 with the ability to prepay at our option beginning in 2014.

Note 7.  Fair Value of Financial Instruments

Our financial instruments at September 30, 2012 include cash and cash equivalents, rents receivable, mortgage notes payable, our revolving credit facility, our term loan, amounts due to related persons, accounts payable, other accrued expenses and equity investments.  At September 30, 2012, the fair value of our financial instruments approximated their carrying values in our condensed consolidated financial statements.

We estimate the fair values of our mortgage notes payable by using discounted cash flow analyses and currently prevailing market rates for similar mortgage notes as of September 30, 2012.  These inputs are categorized as level 3 inputs as defined in the fair value hierarchy under the accounting standards for Fair Value Measurements and Disclosures.  Because our inputs are unobservable, our estimated fair value may differ materially from the actual fair value.

Note 8.  Shareholders’ Equity

Share Issuances:

We were formed in December 2011 as a wholly owned subsidiary of CWH.  In December 2011, we issued 1,000 common shares to CWH in connection with our formation.  On February 16, 2012, we issued 22,000,000 common shares (including the 1,000 common shares issued to CWH in December 2011 in connection with our formation) to CWH as part of the consideration for the Properties contributed to us by CWH.

In March 2012, we issued 9,200,000 of our common shares in our IPO, including 1,200,000 common shares issued when the underwriters exercised in full their over allotment option, at a price of $21.50 per share, raising net proceeds of approximately $180,814.  We used the net proceeds from this offering to repay part of the CWH Note.

On September 14, 2012, pursuant to our equity compensation plan, we granted 2,000 of our common shares to each of our five Trustees as part of their annual compensation and granted an aggregate of 22,592 of our common shares to our officers and certain employees of our manager, Reit Management & Research LLC, or RMR.  All of these common shares granted on September 14, 2012 were valued at $24.84 per share, the closing price of our common shares on the New York Stock Exchange, or NYSE, on that day.

Distributions:

In August 2012, we paid a distribution on our common shares of $0.49 per share, or approximately $15,288, to shareholders of record on July 24, 2012.  This distribution included a regular quarterly dividend of $0.40 per common share with respect to the quarter ended June 30, 2012, plus an additional $0.09 per common share reflecting our first 20 days as a public company during the first quarter of 2012.

In October 2012, we declared a regular quarterly distribution of $0.42 per common share, or approximately $13,118, to be paid on or about November 19, 2012 to shareholders of record on October 22, 2012.

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

Note 10.  Related Person Transactions

We have no employees.  Personnel and various services we require to operate our business are provided to us by RMR.  We have two agreements with RMR to provide management and administrative services to us: (1) a business management agreement and (2) a property management agreement.  Under our business management agreement with RMR, we acknowledge that RMR also provides management services to other companies, including CWH.  One of our Managing Trustees, Mr. Barry Portnoy, is Chairman, majority owner and an employee of RMR.  Our other Managing Trustee, Mr. Adam Portnoy, is the son of Mr. Barry Portnoy and an owner, President, Chief Executive Officer and a director of RMR.  Each of our other executive officers is also an officer of RMR.  CWH’s executive officers are officers of RMR.  Our Independent Trustees also serve as independent directors or independent trustees of other public companies to which RMR provides management services.  Mr. Barry Portnoy serves as a managing director or managing trustee of those companies and Mr. Adam Portnoy serves as a managing trustee of a majority of those companies.

Pursuant to our business management agreement with RMR, we incurred expenses payable to RMR of $1,494 for the three months ended September 30, 2012, and $2,994 for the period beginning on March 12, 2012, the date on which we entered into the agreement, through September 30, 2012.  These amounts are included in general and administrative expenses in our condensed consolidated financial statements.  In connection with our property management agreement with RMR, we incurred property management and construction supervision fees of $929 for the three months ended September 30, 2012, and $1,894 for the period beginning on March 12, 2012, the date on which we entered into the agreement, through September 30, 2012.  These amounts are included in operating expenses or have been capitalized, as appropriate, in our condensed consolidated financial statements.

We were formerly a 100% owned subsidiary of CWH.  CWH is our largest shareholder and, as of the date of this report, CWH owned 22,000,000 of our common shares, or approximately 70.4% of our outstanding common shares.  One of our Managing Trustees, Mr. Barry Portnoy, is a managing trustee of CWH.  Our other Managing Trustee, Mr. Adam Portnoy, is a managing trustee and President of CWH.  In addition, Mr. John Popeo, our Treasurer and Chief Financial Officer, also serves as the Treasurer and Chief Financial Officer of CWH, and one of our Independent Trustees, Mr. William Lamkin, is also an independent trustee of CWH.  RMR provides management services to both us and CWH.

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

In May 2012, we entered into a subscription agreement, or the Subscription Agreement, with Affiliates Insurance Company, or AIC, an Indiana insurance company.  Pursuant to the Subscription Agreement, we purchased from AIC 20,000 shares of its common stock, par value $10.00 per share, or the Shares, at an aggregate purchase price of approximately $5,335.  Concurrently with the execution and delivery of the Subscription Agreement, we entered into an amended and restated shareholders agreement, or the Shareholders Agreement, with AIC, RMR, CWH and five other companies to which RMR provides management services, which Shareholders Agreement includes arbitration provisions for the resolution of certain disputes, claims and controversies.  We, RMR, CWH and five other companies to which RMR provides management services each currently own 12.5% of AIC.  All of our Trustees, all of the trustees and directors of the other publicly held AIC shareholders and nearly all of the directors of RMR currently serve on the board of directors of AIC.  RMR provides management and administrative services to AIC pursuant to a management and administrative services agreement with AIC.  Although we own less than 20% of AIC, we use the equity method to account for this investment because we believe that we have significant influence over AIC because all of our Trustees are also directors of AIC.  Our investment in AIC had a carrying value of $5,558 as of September 30, 2012.  During the period from May 21, 2012, the date in which we entered into the Shareholders Agreement, to September 30, 2012, we recognized income of $189 related to this investment.  We and the other shareholders of AIC have purchased property insurance providing $500,000 of coverage pursuant to an insurance program arranged by AIC and with respect to which AIC is a reinsurer of certain coverage amounts.  The current program was entered into in June 2012 and has a one year period.  We paid a premium, including taxes and fees, of $324 for this program, which amount may be adjusted from time to time as we acquire or dispose of properties that are included in this program.  We are also currently investigating the possibilities to expand our insurance relationships with AIC to include other types of insurance.  We may invest additional amounts in AIC in the future if the expansion of this insurance business requires additional capital, but we are not obligated to do so.  By participating in this insurance business with RMR and the other companies to which RMR provides management services, we expect that we may benefit financially by possibly reducing our insurance expenses or by realizing our pro-rata share of any profits of this insurance business.

For further information about these and other such relationships and related person transactions, please see elsewhere in this Quarterly Report on Form 10-Q, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Related Person Transactions” in Part I, Item 2 and “Warning Concerning Forward Looking Statements” in Part I, and our Prospectus, including the sections captioned “Business,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Related Person Transactions,” “Certain Relationships and Related Person Transactions” and “Cautionary Statement Regarding Forward Looking Statements”.  In addition, please see the section captioned “Risk Factors” in Part II, Item 1A of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, and in our Prospectus for a description of risks that may arise from these transactions and relationships.  Our filings with the SEC, including our Prospectus, are available at the SEC’s website at www.sec.gov.  In addition, copies of certain of our agreements with our related parties, including our business management agreement and property management agreement with RMR, various agreements we have with CWH and our Shareholders Agreement with AIC and its shareholders, are also publicly available as exhibits to our public filings with the SEC and accessible at the SEC’s website.

Note 11.  Pro Forma Information

During the period from the Closing Date to September 30, 2012, we purchased nine properties for an aggregate purchase price of $260,657, including the assumption of $26,000 of mortgage debt and excluding closing costs.  During the first quarter of 2012, CWH contributed the Properties to us. In return, we issued to CWH: (i) 22,000,000 common shares (including 1,000 common shares initially issued to CWH in December 2011 in connection with our formation) and (ii) the CWH Note.  Also during the first quarter of 2012, we issued 9,200,000 of our common shares in connection with our IPO (including 1,200,000 common shares sold pursuant to the full exercise of the underwriters’ over allotment option).  Simultaneous with the closing of our IPO, we entered into our revolving credit facility and used net proceeds from our IPO and borrowings under our revolving credit facility to repay in full the CWH Note.

During the first quarter of 2011, CWH purchased one of the properties it contributed to us as part of our formation for a purchase price of $10,000, excluding closing costs.  During the fourth quarter of 2011, we issued 1,000 common shares to CWH in connection with our formation.

The following table presents our pro forma results of operations for the nine months ended September 30, 2012 and 2011 as if these acquisitions and financing activities had occurred on January 1, 2011.  This pro forma data is not necessarily indicative of what our actual results of operations would have been for the periods presented, nor does it represent the results of operations for any future period.  Differences could result from various factors, including but not limited to, additional property acquisitions, property sales, changes in interest rates, changes in our debt or equity capital structure and changes in our operations and operating results.

	Nine Months Ended September 30,
	2012	2011

Total revenues	$102,984	$102,874
Net income	$53,651	$53,293
Net income per share	$1.72	$1.71

During the nine months ended September 30, 2012, we recognized revenues of $5,905 and operating income of $2,638 arising from our 2011 and 2012 acquisitions.

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

OVERVIEW

As of September 30, 2012, we owned 260 properties, located in 17 states, that contain approximately 23.9 million rentable square feet and were approximately 94.9% leased (based upon rentable square feet).  For the three months ended September 30, 2012, approximately 58.3% of our total revenue was from 228 properties with 17.7 million rentable square feet we own on the island of Oahu, Hawaii.  The remainder of our total revenue for the three months ended September 30, 2012 was from 32 properties located throughout the mainland United States.

Property Operations

As of September 30, 2012, 94.9% of our rentable square feet was leased, compared to 95.2% of our rentable square feet as of September 30, 2011.  Occupancy data for 2012 and 2011 is as follows (square feet and dollars in thousands):

	All Properties		Comparable Properties (1)
	As of September 30,		As of September 30,
	2012	2011	2012	2011
Total properties	260	251	250	250
Total rentable square feet	23,907	21,424	21,274	21,326
Percent leased (2)	94.9%	95.2%	94.3%	95.2%

(1)         Includes properties that were owned continuously since January 1, 2011 by CWH until contributed to us on February 16, 2012.

(2)         Percent leased includes (i) space being fitted out for occupancy pursuant to existing leases, if any, and (ii) space which is leased but is not occupied or is being offered for sublease by tenants, if any.

The average annualized effective rental rate per square foot, as defined below, for our properties for the periods ended September 30, 2012 and 2011 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Average annualized effective rental rate per square foot (1)	$5.75	$5.16	$5.51	$5.21

(1)         Average annualized effective rental rate per square foot represents annualized total revenue during the period specified divided by the average rentable square feet leased during the period specified.

During the three months ended September 30, 2012, we executed a rent reset at a property located in Hawaii for approximately 105,000 square feet of land, which had a reset rate that was approximately 42.9% higher than the prior rate.  In addition, we entered lease renewals and new leases for approximately 134,000 square feet during the quarter ended September 30, 2012.  The weighted average lease term for lease renewals and new leases entered into during the third quarter of 2012 was 5.6 years.  Commitments for tenant improvement, leasing commission costs and concessions for leases entered during the quarter ended September 30, 2012 totaled approximately $252,000, or approximately $0.34 per square foot per year of the weighted average lease term.  All renewal and new leasing activity during the quarter ended September 30, 2012 occurred at our properties located in Hawaii.

We currently believe that U.S. leasing market conditions are slowly improving, but remain weak in many U.S. markets. However, because our weighted average remaining lease term (based on annualized rental revenue, as defined below) was approximately 12.1 years as of September 30, 2012, we do not expect our occupancy rate to materially change through the end of 2012. In addition, despite the recent recession and incomplete recovery of the U.S. economy, revenues from our properties located in Hawaii, which represented approximately 58.3% of our total rental revenue for the three months ended September 30, 2012, have generally increased under CWH’s prior ownership as leases for those properties have reset or renewed. Nevertheless, because of the current U.S. and global economic uncertainty, there are too many variables for us to reasonably project what the financial impact of changing market conditions will be on our occupancy, rents or financial results.

As shown in the table below, approximately 2.5% of our rented square feet and approximately 1.2% of total annualized rental revenue are included in leases scheduled to expire by December 31, 2012. Lease renewals and rental rates for which available space may be relet in the future will depend on prevailing market conditions at the times these renewals, new leases and rent reset rates are negotiated. However, all of our leases scheduled to expire through December 31, 2014 relate to properties located in Oahu, Hawaii, and, as stated above, revenues from our properties in Hawaii have generally increased during our and CWH’s prior ownership as the leases for those properties have been reset or renewed. As of September 30, 2012, lease expirations by year are as follows (square feet and dollars in thousands):

							Cumulative
				Cumulative		Percent of	Percent of
			Percent of	Percent of		Total	Total
	Number of		Total	Total	Annualized	Annualized	Annualized
	Tenants with	Rented	Rented	Rented	Rental	Rental	Rental
	Expiring	Square Feet	Square Feet	Square Feet	Revenue	Revenue	Revenue
Year	Leases	Expiring(1)	Expiring(1)	Expiring(1)	Expiring(2)	Expiring(2)	Expiring(2)
2012	16	565	2.5%	2.5%	$1,702	1.2%	1.2%
2013	12	267	1.2%	3.7%	1,589	1.2%	2.4%
2014	11	153	0.7%	4.4%	795	0.6%	3.0%
2015	20	549	2.4%	6.8%	5,491	4.0%	7.0%
2016	20	1,285	5.7%	12.5%	8,846	6.5%	13.5%
2017	9	411	1.8%	14.3%	5,730	4.2%	17.7%
2018	9	1,510	6.7%	21.0%	14,241	10.4%	28.1%
2019	12	1,765	7.8%	28.8%	6,807	5.0%	33.1%
2020	5	318	1.4%	30.2%	4,348	3.2%	36.3%
2021	5	566	2.5%	32.7%	2,072	1.5%	37.8%
Thereafter	136	15,295	67.3%	100.0%	84,743	62.2%	100.0%
	255	22,684	100.0%		$136,364	100.0%

Weighted average remaining lease term (in years)		12.9				12.1

(1)         Rented square feet is pursuant to existing leases as of September 30, 2012, and includes (i) space being fitted out for occupancy pursuant to existing leases and (ii) space which is leased but is not occupied or is being offered for sublease by tenants.

(2)         Annualized rental revenue is the annualized contractual rents from our tenants pursuant to existing leases as of September 30, 2012, including straight line rent adjustments and estimated recurring expense reimbursements, but excluding lease value amortization.

A majority of our Hawaii properties are lands leased for rents that are periodically reset based on fair market values, generally every five to ten years.  The following chart shows the annualized rental revenue as of September 30, 2012 scheduled to reset at our Hawaii lands.

Scheduled Rent Resets At Hawaii Lands

(dollars in thousands)

Annualized Rental Revenue(1) as of September 30, 2012 Scheduled to Reset
2012	$2,839
2013	9,150
2014	7,494
2015 and thereafter	17,572
Total	$37,055

(1)          Annualized rental revenue is the annualized contractual rents from our tenants pursuant to existing leases as of September 30, 2012, including straight line rent adjustments and estimated recurring expense reimbursements, but excluding lease value amortization.

We intend to continue to negotiate with our tenants as rents under their leases are scheduled to reset in order to achieve new rents based on the then current fair market values.  If we are unable to reach agreement with a tenant on a rent reset, our Hawaii land leases typically provide that rent is reset based on an appraisal process, and many of the previous rent resets at our Hawaii lands which have resulted in an increase in rent have been determined by an appraisal process during our and CWH’s prior ownership.  Despite CWH’s and our prior experience with rent resets in Hawaii, our ability to increase rents when rent resets occur depends upon market conditions which are beyond our control.  Accordingly, we can provide no assurance that the historical increases in rents which we and CWH have achieved in the past will be repeated in the future, and it is possible that rents could reset to a lower level if fair market values decrease.

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

Our principal source of funds for our operations to pay our debt service and our distributions to shareholders is rents from tenants at our properties.  Rents are generally received from our tenants monthly in advance.  As of September 30, 2012, tenants representing 1% or more of our total annualized rental revenues were as follows (square feet in thousands):

Tenants Representing 1% or More of Our Total Annualized Rental Revenues:

					% of
				% of Total	Annualized Rental
Tenant		Property Type	Sq. Ft. (1)	Sq. Ft. (1)	Revenue (2)	Expiration
1	Cinram Group, Inc.	Mainland Properties	1,371	6.0%	6.8%	8/30/2032
2	Novell, Inc.	Mainland Properties	406	1.8%	5.8%	11/30/2024
3	The Southern Company	Mainland Properties	448	2.0%	3.5%	12/31/2018
4	Tesoro Hawaii Corporation	Hawaii Properties	3,148	13.9%	3.1%	4/30/2019; 12/31/2019; 3/31/2024
5	Bookspan	Mainland Properties	502	2.2%	2.7%	9/23/2028
6	Shurtape Technologies, LLC	Mainland Properties	645	2.8%	2.6%	5/28/2024
7	Stratus Technologies, Inc.	Mainland Properties	287	1.3%	2.5%	5/31/2016
8	Micron Technology, Inc	Mainland Properties	96	0.4%	2.4%	4/30/2020
9	Servco Pacific, Inc.	Hawaii Properties	537	2.4%	2.2%	1/31/2029; 2/29/2032
10	Colgate - Palmolive Company	Mainland Properties	142	0.6%	2.2%	1/31/2024
11	Arrowhead General Insurance Agency, Inc	Mainland Properties	95	0.4%	1.8%	7/26/2019
12	Valassis Communications, Inc.	Mainland Properties	268	1.2%	1.8%	9/30/2023
13	Sprint Nextel Corporation	Mainland Properties	140	0.6%	1.7%	7/31/2018
14	Allied Building Products Corporation	Hawaii Properties	310	1.4%	1.7%	12/31/2028
15	BCI Coca-Cola Bottling Company	Hawaii Properties	351	1.5%	1.7%	12/31/2022; 7/31/2039
16	Safeway Stores, Inc.	Hawaii Properties	146	0.6%	1.6%	10/31/2018
17	Manheim Services Corporation	Hawaii Properties	338	1.5%	1.6%	5/31/2016
18	Mattson Technology, Inc.	Mainland Properties	101	0.4%	1.5%	5/31/2017
19	Cisco Systems, Inc.	Mainland Properties	149	0.7%	1.5%	12/31/2015
20	AES Hawaii, Inc.	Hawaii Properties	1,242	5.5%	1.5%	3/31/2040
21	Kaiser Foundation Health Plan	Hawaii Properties	217	1.0%	1.3%	4/30/2026; 6/30/2046
22	Waikiki Pearl Company, Inc.	Hawaii Properties	278	1.2%	1.2%	12/31/2029
23	Element K	Mainland Properties	95	0.4%	1.1%	12/31/2017
24	Pahounui Partners, LLC	Hawaii Properties	191	0.8%	1.1%	6/30/2027
25	US Airways Group, Inc.	Mainland Properties	101	0.4%	1.1%	8/31/2015
26	Trex Company, Inc.	Mainland Properties	308	1.4%	1.0%	12/31/2021
27	TPI Composites, Inc.	Mainland Properties	317	1.4%	1.0%	7/31/2018
	Total		12,229	53.9%	58.0%

(1)   Square feet is pursuant to existing leases as of September 30, 2012, and includes (i) space being fitted out for occupancy and (ii) space which is leased but is not occupied or is being offered for sublease.

(2)   Annualized rental revenue is the annualized contractual rents from our tenants pursuant to existing leases as of September 30, 2012, including straight line rent adjustments and estimated recurring expense reimbursements, but excluding lease value amortization.

Investment Activities

On February 16, 2012, CWH contributed the Properties to us. In return, we issued to CWH: (i) 22,000,000 common shares (including 1,000 common shares initially issued to CWH on December 21, 2011 in connection with our formation) and (ii) the CWH Note.

Since February 16, 2012, we have acquired nine properties with a combined 2,534,979 square feet for an aggregate purchase price of $260.7 million, excluding closing costs.  As of November 1, 2012, we have agreed to acquire five properties with a combined 506,592 rentable square feet for an aggregate purchase price of $132.4 million, excluding closing costs.  Our agreements to acquire additional properties are subject to conditions typical of commercial real estate transactions, including completion of our diligence.  Accordingly there can be no assurance that we will acquire all or any of these properties.  For more information regarding properties that we have acquired, see Note 4 to our Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

Our strategy related to property acquisitions and dispositions is materially unchanged from that disclosed in our Prospectus.  We anticipate seeking to negotiate with tenants at our Hawaii properties as rents under their leases are scheduled to reset. We may explore redevelopment opportunities at some of our Hawaii properties as leases expire. We also intend to seek to expand our portfolio by acquiring additional single tenant properties. We expect that most of our acquisition efforts will focus on office and industrial properties; however, we may consider acquiring other types of properties, including properties which are net leased to single tenants for retail uses and properties specifically suited to particular tenants’ requirements.

Financing Activities

On February 16, 2012, CWH contributed the Properties to us. In return, we issued to CWH: (i) 22,000,000 common shares (including 1,000 common shares initially issued to CWH on December 21, 2011 in connection with our formation) and (ii) the CWH Note.

On March 12, 2012, we issued 9,200,000 common shares in connection with our IPO, including 1,200,000 shares issued when the underwriters exercised in full their over allotment option, at a price of $21.50 per share, raising net proceeds of approximately $180.8 million.  We used the net proceeds from our IPO and drawings under our revolving credit facility to repay in full the CWH Note.

Simultaneous with the closing of our IPO, we entered into a $500.0 million revolving credit facility that is available for general business purposes, including acquisitions.  The revolving credit facility is scheduled to mature on March 11, 2016, and, subject to our payment of an extension fee and meeting certain other conditions, we have an option to extend the stated maturity date by one year.  Borrowings under the revolving credit facility bear interest at LIBOR plus a spread.  We also pay a per annum facility fee on the total amount of lending commitments under our revolving credit facility.  Both the interest rate spread and the facility fee are subject to adjustment based upon changes to our debt leverage or credit ratings.  As of September 30, 2012, our revolving credit facility spread was 130 basis points and our facility fee was 30 basis points.  As of September 30, 2012, the interest rate payable on borrowings under the revolving credit facility was 1.52%, and we had $92.0 million of borrowings and $408.0 million available for additional borrowings under the revolving credit facility.

On July 12, 2012, we amended the revolving credit facility.  As a result of this amendment, the pledge agreement that we and certain of our subsidiaries had previously entered into was terminated, and the equity of our subsidiaries that had been pledged pursuant to that pledge agreement as collateral for our and our subsidiary guarantors’ obligations under the revolving credit facility was released.

Simultaneous with amending the revolving credit agreement, we entered into a five year $350.0 million unsecured term loan with a group of institutional lenders.  The term loan matures on July 11, 2017 and is prepayable without penalty at any time.  In addition, the term loan includes a feature under which maximum borrowings may be increased to up to $700.0 million in certain circumstances.  The amount outstanding under the term loan bears interest at LIBOR plus a spread that is subject to adjustment based upon changes to our debt leverage or credit ratings.  As of September 30, 2012, the term loan spread was 155 basis points and the interest rate payable on the amount outstanding under the term loan was 1.78%.  We used the net proceeds of our term loan to repay amounts outstanding under our revolving credit facility and deposited excess proceeds into interest bearing cash accounts to fund general business activities, including acquisitions.

There have been recent governmental inquires regarding the setting of LIBOR, which may result to changes to the process that could have the effect of increasing LIBOR.  Increases in LIBOR would increase the amount of interest we pay under our revolving credit facility and term loan.

Our revolving credit facility and our term loan include various financial and other covenants that generally restrict our ability to incur debts in excess of calculated amounts, restrict our ability to make distributions under certain circumstances and require us to maintain certain financial ratios.  We believe we were in compliance with the terms of our revolving credit facility and term loan covenants at September 30, 2012.

In September 2012, we assumed a mortgage totaling $18.5 million, which was recorded at a fair value of approximately $20.0 million, in connection with our acquisition in Carlsbad, CA. This mortgage bears interest at a rate of 5.950%, requires monthly principal and interest payments and matures in 2017.

Also in September 2012, we assumed a mortgage totaling $7.5 million, which was recorded at a fair value of approximately $7.9 million, in connection with our acquisition in Chelmsford, MA. This mortgage bears interest at a rate of 5.689%, requires monthly interest only payments and matures in 2016 with the ability to prepay at our option beginning in 2014.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2012, Compared to Three Months Ended September 30, 2011 (dollars in thousands, except per share data)

	Comparable Properties Results (1)				Acquired Properties Results (2)				Consolidated Results
	Three Months Ended September 30,				Three Months Ended September 30,				Three Months Ended September 30,
			$	%			$	%			$	%
	2012	2011	Change	Change	2012	2011	Change	Change	2012	2011	Change	Change
Revenues
Rental income	$22,450	$22,338	$112	0.5%	$3,994	$—	$3,994	—	$26,444	$22,338	$4,106	18.4%
Tenant reimbursements and other income	4,058	4,583	(525)	(11.5)%	376	—	376	—	4,434	4,583	(149)	(3.3)%
Total revenues	$26,508	$26,921	$(413)	(1.5)%	$4,370	$—	$4,370	—	$30,878	$26,921	$3,957	14.7%

Operating expenses
Real estate taxes	3,732	3,912	(180)	(4.6)%	163	—	163	—	3,895	3,912	(17)	(0.4)%
Other operating expenses	1,568	2,223	(655)	(29.5)%	247	—	247	—	1,815	2,223	(408)	(18.4)%
Total operating expenses	5,300	6,135	(835)	(13.6)%	410	—	410	—	5,710	6,135	(425)	(6.9)%

Net operating income (3)	$21,208	$20,786	$422	2.0%	$3,960	$—	$3,960	—	25,168	20,786	4,382	21.1%

Other expenses
Depreciation and amortization									3,888	2,884	1,004	34.8%
Acquisition related costs									583	—	583	—
General and administrative									2,626	1,405	1,221	86.9%
Total other expenses									7,097	4,289	2,808	65.5%
Operating income									18,071	16,497	1,574	9.5%
Interest expense									(2,467)	—	(2,467)	—
Equity in earnings of an investee									115	—	115	—
Net income									$15,719	$16,497	$(778)	(4.7)%

Weighted average common shares outstanding									31,206	—

Net income per common share									$0.50	—

Calculation of Funds From Operations and Normalized Funds From Operations (4)

Net income									$15,719	$16,497
Depreciation and amortization									3,888	2,884
Funds from operations									19,607	19,381
Acquisition related costs									583	—
Normalized funds from operations									$20,190	$19,381

Funds from operations per common share									$0.63
Normalized funds from operations per common share									$0.65

(1)             Includes properties that were owned continuously since July 1, 2011 by CWH until contributed to us on February 16, 2012.

(2)             Includes properties we acquired after July 1, 2011.

(3)             We calculate net operating income, or NOI, as shown above.  We define NOI as income derived from our rental of real estate less our property operating expenses.  We consider NOI to be an appropriate supplemental measure to net income because it may help both investors and management to understand the operations of our properties.  We use NOI internally to evaluate individual and company wide property level performance, and we believe NOI provides useful information to investors regarding our results of operations because it reflects only those income and expense items that are incurred at the property level and may facilitate comparisons of our operating performance between periods.  The calculation of NOI excludes certain components of net income in order to provide results that are more closely related to our properties’ results of operations. This measure does not represent cash generated by operating activities in accordance with GAAP and should not be considered as an alternative to net income, operating income or cash flow from operating activities determined in accordance with GAAP or as an indicator of our financial performance or liquidity, nor is this measure necessarily indicative of sufficient cash flow to fund all of our needs.  We believe that this data may facilitate an understanding of our consolidated historical operating results.  This measure should be considered in conjunction with net income, operating income and cash flow from operating activities as presented in our Condensed Consolidated Statements of Income and Comprehensive Income and Condensed Consolidated Statements of Cash Flows.  Other REITs and real estate companies may calculate NOI differently than we do.

(4)             We calculate funds from operations, or FFO, and normalized funds from operations, or Normalized FFO, as shown above. FFO is calculated on the basis defined by The National Association of Real Estate Investment Trusts, or NAREIT, which is net income, calculated in accordance with GAAP, plus real estate depreciation and amortization, as well as other adjustments currently not applicable to us. Our calculation of Normalized FFO differs from NAREIT’s definition of FFO because we exclude acquisition related costs.  We consider FFO and Normalized FFO to be appropriate measures of performance for a REIT, along with net income, operating income and cash flow from operating, investing and financing activities. We believe that FFO and Normalized FFO provide useful information to investors because by excluding the effects of certain historical amounts, such as depreciation expense, FFO and Normalized FFO can facilitate a comparison of our operating performance between periods. FFO and Normalized FFO are among the factors considered by our Board of Trustees when determining the amount of distributions to our shareholders. Other factors include, but are not limited to, requirements to maintain our status as a REIT, limitations in our revolving credit facility and term loan agreements, the availability of debt and equity capital to us, our expectation of our future capital requirements and operating performance and our expected needs and availability of cash to pay our obligations. FFO and Normalized FFO do not represent cash generated by operating activities in accordance with GAAP and should not be considered as alternatives to net income, operating income or cash flow from operating activities, determined in accordance with GAAP, or as indicators of our financial performance or liquidity, nor are these measures necessarily indicative of sufficient cash flow to fund all of our needs. We believe that FFO and Normalized FFO may facilitate an understanding of our consolidated historical operating results. These measures should be considered in conjunction with net income, operating income and cash flow from operating activities as presented in our Condensed Consolidated Statements of Income and Condensed Consolidated Statements of Cash Flows. Other REITs and real estate companies may calculate FFO and Normalized FFO differently than we do.

References to changes in the income and expense categories below relate to the comparison of results for the three month period ended September 30, 2012, compared to the three month period ended September 30, 2011.

Rental income.  The increase in rental income primarily reflects our acquisition of nine properties in 2012 plus increases from rent resets at our comparable properties located in Hawaii partially offset by a decline in occupancy.  Rental income includes non-cash straight line rent adjustments totaling approximately $1,336 in 2012 and approximately $844 in 2011, and net amortization of acquired real estate leases and assumed real estate lease obligations totaling approximately ($171) in 2012 and approximately ($99) in 2011.

Tenant reimbursements and other income.  The decrease in tenant reimbursements and other income primarily reflects the decline in escalatable real estate taxes and other operating expenses at our comparable properties, partially offset by properties acquired during 2012.

Real estate taxes.  The decrease in real estate tax expense primarily reflects the decline in estimated real estate tax expenses recognized at our comparable mainland properties, partially offset by properties acquired during 2012.

Other operating expenses.  Other operating expenses primarily include property maintenance, environmental remediation, utilities, insurance, bad debt and property management fees.  The decrease in other operating expenses reflects the collection and reversal in 2012 of prior bad debt reserves plus various tenants that chose to contract directly with maintenance service providers in 2012, partially offset by properties we acquired during 2012.

Depreciation and amortization.  The increase in depreciation and amortization primarily reflects our acquisition of nine properties during 2012.

Acquisition related costs.  Acquisition related costs reflect our acquisition of seven properties during the third quarter of 2012.

General and administrative.  General and administrative expenses include legal, audit, business management fee expenses, trustee fees and non-cash equity compensation awarded to our Trustees and certain RMR employees.  General and administrative expenses were allocated to us by CWH through the Closing Date and are our direct costs since that date.

Interest expense.  Interest expense reflects interest on borrowings under our revolving credit facility and term loan in 2012.

Equity in earnings of an investee. Equity in earnings of an investee represents our proportionate share of earnings from our investment in AIC.

Net income.  The decrease in net income for the three months ended September 30, 2012 compared to the three months ended September 30, 2011 reflects the changes noted above.  The number of common shares as of September 30, 2012 used to determine our net income per share includes the weighted average common shares issued to CWH through February 2012 and shares issued in our IPO in March 2012.

Weighted average common shares outstanding.  Weighted average common shares outstanding primarily reflects 22,000,000 shares issued to CWH through February 2012 and 9,200,000 shares issued in our IPO in March 2012, including 1,200,000 common shares issued when the underwriters exercised in full their over allotment option.

Nine Months Ended September 30, 2012, Compared to Nine Months Ended September 30, 2011 (dollars in thousands, except per share data)

	Comparable Properties Results (1)				Acquired Properties Results (2)				Consolidated Results
	Nine Months Ended September 30,				Nine Months Ended September 30,				Nine Months Ended September 30,
			$	%			$	%			$	%
	2012	2011	Change	Change	2012	2011	Change	Change	2012	2011	Change	Change
Revenues
Rental income	$68,773	$68,423	$350	0.5%	$5,499	$763	$4,736	620.7%	$74,272	$69,186	$5,086	7.4%
Tenant reimbursements and other income	11,652	12,738	(1,086)	(8.5)%	461	6	455	7583.3%	12,113	12,744	(631)	(5.0)%
Total revenues	$80,425	$81,161	$(736)	(0.9)%	$5,960	$769	$5,191	675.0%	$86,385	$81,930	$4,455	5.4%

Operating expenses
Real estate taxes	11,031	11,063	(32)	(0.3)%	182	—	182	—	11,213	11,063	150	1.4%
Other operating expenses	5,297	6,489	(1,192)	(18.4)%	318	33	285	863.6%	5,615	6,522	(907)	(13.9)%
Total operating expenses	16,328	17,552	(1,224)	(7.0)%	500	33	467	1415.2%	16,828	17,585	(757)	(4.3)%

Net operating income	$64,097	$63,609	$488	0.8%	$5,460	$736	$4,724	641.8%	69,557	64,345	5,212	8.1%

Other expenses
Depreciation and amortization									9,682	8,360	1,322	15.8%
Acquisition related costs									1,258	—	1,258	—
General and administrative									5,664	4,288	1,376	32.1%
Total other expenses									16,604	12,648	3,956	31.3%
Operating income									52,953	51,697	1,256	2.4%
Interest expense									(4,436)	—	(4,436)	—
Equity in earnings of an investee									189	—	189	—
Net income									$48,706	$51,697	$(2,991)	(5.8)%

Weighted average common shares outstanding									25,226	—

Net income per common share									$1.93	—

Calculation of Funds From Operations and Normalized Funds From Operations

Net income									$48,706	$51,697
Depreciation and amortization									9,682	8,360
Funds from operations									58,388	60,057
Acquisition related costs									1,258	—
Normalized funds from operations									$59,646	$60,057

Funds from operations per common share									$2.31
Normalized funds from operations per common share									$2.36

(1)             Includes properties that were owned continuously since January 1, 2011 by CWH until contributed to us on February 16, 2012.

(2)             Includes properties we acquired after our IPO plus one property CWH acquired in January 2011 which is included in the above table as an acquired property.

References to changes in the income and expense categories below relate to the comparison of results for the nine month period ended September 30, 2012, compared to the nine month period ended September 30, 2011.

Rental income.  The increase in rental income primarily reflects our acquisition of nine properties in 2012 plus increases from rent resets at our comparable properties located in Hawaii.  Rental income includes non-cash straight line rent adjustments totaling approximately $3,402 in 2012 and approximately $4,025 in 2011, and net amortization of acquired real estate leases and assumed real estate lease obligations totaling approximately ($410) in 2012 and approximately ($305) in 2011.

Tenant reimbursements and other income.  The decrease in tenant reimbursements and other income primarily reflects the decline in real estate taxes and other operating expenses during the third quarter of 2012 and adjustments to estimated tenant reimbursement billings during the first quarter of 2012 at our comparable properties based on audited reimbursable expense amounts, partially offset by properties acquired during 2012.

Real estate taxes.  The increase in real estate taxes primarily reflects our acquisition of nine properties during 2012.

Other operating expenses.  Other operating expenses primarily include property maintenance, environmental remediation, utilities, insurance, bad debt and property management fees.  The decrease in other operating expenses primarily reflects environmental remediation charges of approximately $800 during the first quarter of 2011 at our comparable properties, the collection and reversal of prior bad debt reserves and the fact that certain tenants chose to contract directly with maintenance service providers during the third quarter of 2012, partially offset by properties acquired during 2012.

Depreciation and amortization.  The increase in depreciation and amortization primarily reflects our acquisition of nine properties during 2012.

Acquisition related costs.  Acquisition related costs reflect our acquisition of nine properties during 2012.

General and administrative.  General and administrative expenses include legal, audit, business management fee expenses, trustee fees and non-cash equity compensation awards to our Trustees and certain RMR employees.  General and administrative expenses were allocated to us by CWH through the Closing Date and are our direct costs since that date.

Interest expense.  Interest expense reflects interest on borrowings under our revolving credit facility and term loan in 2012.

Equity in earnings of an investee. Equity in earnings of an investee represents our proportionate share of earnings from our investment in AIC.

Net income.  The decrease in net income for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011 reflects the changes noted above.  The number of common shares as of September 30, 2012 used to determine our net income per share includes the weighted average common shares issued to CWH through February 2012 and shares issued in our IPO in March 2012.

Weighted average common shares outstanding.  Weighted average common shares outstanding primarily reflects 22,000,000 shares issued to CWH through February 2012 and 9,200,000 shares issued in our IPO in March 2012, including 1,200,000 common shares issued when the underwriters exercised in full their over allotment option.

LIQUIDITY AND CAPITAL RESOURCES

Our Operating Liquidity and Resources

Our principal source of funds to meet operating expenses, debt service obligations and pay distributions on our common shares is rents from our properties.  Under CWH’s prior ownership, the flow of funds from the properties CWH transferred to us in February 2012 historically has been sufficient to pay operating expenses for those properties. Our operating expenses as a separate public company are higher than the operating expenses when our properties were directly under CWH’s control.  Nonetheless, we believe that our operating cash flow will be sufficient to meet our operating expenses, debt service obligations and planned distributions on our shares for the next 12 months and for the reasonably foreseeable future thereafter.  Our future cash flows from operating activities will depend primarily upon our ability to:

•                  maintain or improve the occupancy of, and the rent rates at, our properties;

•                  control our operating cost increases; and

•                  purchase additional properties which produce cash flows in excess of our costs of acquisition capital and property operating expenses.

Cash flows provided by (used in) operating, investing and financing activities were approximately $58.7 million, ($242.8) million and $194.9 million, respectively, for the nine months ended September 30, 2012, and $55.7 million, ($11.2) million and ($44.5) million, respectively, for the nine months ended September 30, 2011.  Changes in the operating activities category between 2012 and 2011 primarily relate to our IPO, including borrowings under our revolving credit facility.  Changes in the investing activities category between 2012 and 2011 relate to our acquisition of one property in January 2011 and nine properties in 2012 and to our investment in AIC in May 2012.  Changes in the financing activities category between 2012 and 2011 primarily relate to our IPO, including borrowings under our revolving credit facility and repayment in full of the CWH Note, as well as borrowings under our revolving credit facility to fund general business operations, including our acquisitions.

Our Investment and Financing Liquidity and Resources

In order to fund acquisitions and to accommodate cash needs that may result from timing differences between our receipt of rents and our desire or need to make distributions or pay operating or capital expenses, we maintain a $500.0 million revolving credit facility with a group of institutional lenders that has a maturity date of March 11, 2016.  Subject to our payment of an extension fee and meeting certain other conditions, we have an option to extend the stated maturity date by one year.  Our revolving credit facility also includes a feature under which maximum borrowings may be increased to $1.0 billion in certain circumstances.  At September 30, 2012 and November 1, 2012, $92.0 million and $97.0 million was outstanding, respectively, and $408.0 million and $403.0 million was available for additional borrowings, respectively, under our revolving credit facility.

We entered into a five year $350.0 million unsecured term loan in July 2012.  The term loan matures on July 11, 2017 and is prepayable by us at any time without penalty.  We used the net proceeds of our term loan to repay amounts outstanding under our revolving credit facility and deposited excess proceeds into interest bearing cash accounts to fund general business activities, including acquisitions.  In addition, the term loan includes a feature under which maximum borrowings may be increased to up to $700.0 million in certain circumstances.

Simultaneous to entering into the term loan, we amended the revolving credit facility.  As a result of this amendment, the pledge agreement that we and certain of our subsidiaries had entered into was terminated, and the equity of our subsidiaries that had been pledged pursuant to that pledge agreement as collateral for our and our subsidiary guarantors’ obligations under the revolving credit facility was released.

When significant amounts are outstanding under our revolving credit facility, or as the maturity approaches, we intend to explore alternatives for repaying or refinancing such amounts. Such alternatives may include incurring additional term debt, issuing new equity securities, extending the maturity of our revolving credit facility and entering into a new or expanded revolving credit facility.

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

During the three and nine months ended September 30, 2012 and 2011, cash expenditures made and capitalized for tenant improvements, leasing costs, building improvements and development and redevelopment activities were as follows (amounts in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Leasing Capital (1)	$332	$247	$1,214	$742
Building Improvements (2)	84	188	283	243
Development and redevelopment activities (3)	305	41	520	435
	$721	$476	$2,017	$1,420

(1)        Leasing capital includes tenant improvements and other tenant inducements (TI) and leasing costs such as brokerage commissions (LC).

(2)        Building improvements generally include: (i) expenditures to replace obsolete building components and (ii) expenditures that extend the useful life of existing assets.

(3)        Development and redevelopment activities generally include non-recurring expenditures or expenditures that we believe increase the value of our existing properties.

During the three months ended September 30, 2012 commitments made for expenditures, such as tenant improvements and leasing costs in connection with leasing space, were as follows (dollars and square feet in thousands, except per square foot amounts):

	New Leases	Renewals	Totals

Square feet leased during the period	21	113	134
Total leasing costs and concession commitments (1)	$242	$10	$252
Total leasing costs and concession commitments per square foot (1)	$11.52	$0.09	$1.88
Weighted average lease term (years) (2)	6.1	5.2	5.6
Total leasing costs and concession commitments per square foot per year (1)	$1.89	$0.02	$0.34

(1)        Includes commitments made for leasing expenditures and concessions, such as improvements, leasing commissions, tenant reimbursements and free rent.

(2)        Weighted based on the annualized contractual rents from our tenants pursuant to existing leases as of September 30, 2012, including straight line rent adjustments and estimated recurring expense reimbursements, but excluding lease value amortization.

Off Balance Sheet Arrangements

As of September 30, 2012, we had no off balance sheet arrangements that have had or that we expect would be reasonably likely to have a future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Debt Covenants

Our principal debt obligations at September 30, 2012 were our revolving credit facility, our term loan and two secured mortgage loans assumed in connection with certain of our acquisitions.  Our mortgage loans are non-recourse and do not contain any material financial covenants.  Our revolving credit facility agreement and our term loan agreement contain: (i) a number of covenants which restrict our ability to incur debts in excess of calculated amounts, restrict our ability to make distributions under certain circumstances and generally require us to maintain certain financial ratios, (ii) cross default provisions, which are generally triggered upon default of any of our other debts of at least $25.0 million or more that are recourse debts and to any other debts of $50.0 million or more that are nonrecourse debts and (iii) provisions for acceleration of payment of all amounts outstanding upon the occurrence and continuation of certain events of default or upon a change of control of us, including a change in our management by RMR if not approved by a majority of our lenders. We believe we were in compliance with all of our terms and covenants under our revolving credit facility agreement and our term loan agreement at September 30, 2012.

Emerging Growth Company

We are and we will remain an “emerging growth company”, as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act, until the earliest to occur of (1) the last day of the fiscal year during which our total annual gross revenues equal or exceed $1 billion (subject to adjustment for inflation), (2) the last day of the fiscal year following the fifth anniversary of our IPO, (3) the date on which we have, during the previous three-year period, issued more than $1 billion in non-convertible debt, or (4) the date on which we are deemed a large accelerated filer under the Securities Exchange Act of 1934, as amended, or the Exchange Act.

Section 107 of the JOBS Act provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act of 1933, as amended, for complying with new or revised accounting standards. However, we chose to “opt out” of that extended transition period, and as a result we will comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. Section 107 of the JOBS Act provides that our decision to opt out of the extended transition period for complying with new or revised accounting standards is irrevocable.

Related Person Transactions

We have relationships and historical and continuing transactions with our Trustees, our executive officers, RMR, CWH, AIC and other companies to which RMR provides management services and others affiliated with or related to them.  For example: we have no employees and personnel and various services we require to operate our business are provided to us by RMR pursuant to management agreements; and RMR is owned by our Managing Trustees.  Also, as a further example, we have or had relationships with other companies to which RMR provides management services and which have trustees, directors and officers who are also trustees, directors or officers of ours or RMR, including: CWH, which previously wholly owned us, which currently is our largest shareholder and with respect to which we are currently its majority owned subsidiary; and AIC, an Indiana insurance company, which we, RMR, CWH and five other companies to which RMR provides management services each currently own 12.5% and with respect to which we and the other shareholders of AIC have property insurance in place providing $5.0 million of coverage pursuant to an insurance program arranged by AIC and with respect to which AIC is a reinsurer of certain coverage amounts.  For further information about these and other such relationships and related person transactions, please see Note 10 to our Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.  In addition, for more information about these transactions and relationships, please see elsewhere in this Quarterly Report on Form 10-Q, including “Warning Concerning Forward Looking Statements,” and our Prospectus and our other filings with the SEC, including the sections captioned “Business,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Related Person Transactions,” “Certain Relationships and Related Person Transactions” and “Cautionary Statement Regarding Forward Looking Statements” of our Prospectus.  In addition, please see the section captioned “Risk Factors” in Part II, Item 1A of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, and in our Prospectus for a description of risks that may arise from these transactions and relationships.  Our filings with the SEC, including our Prospectus, are available at the SEC’s website at www.sec.gov.  Copies of certain of our agreements with these parties, including our business management agreement and property management agreement with RMR, various agreements we have with CWH and our Shareholders Agreement with AIC and its shareholders, are also publicly available as exhibits to our public filings with the SEC and accessible at the SEC’s website.

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

The following table presents our outstanding fixed rate debt as of September 30, 2012 (dollars in thousands):

		Annual	Annual		Interest
	Principal	Interest	Interest		Payments
Debt	Balance	Rate (1)	Expense	Maturity	Due
Mortgage note	$18,500	5.950%	$1,101	2017	Monthly
Mortgage note	7,500	5.689%	427	2016	Monthly
	$26,000		$1,527

(1)         The principal balances, annual interest rates and annual interest expense are the amounts stated in the applicable contracts. In accordance with GAAP, our carrying values and recorded interest expense may differ from these amounts because of market conditions at the time we assumed these debts. See Note 6 to our Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Because these debts bear interest at a fixed rate, changes in market interest rates during the term of these debts will not affect our operating results. If these debts are refinanced at interest rates which are 10% higher or lower than shown above, our per annum interest cost would increase or decrease, respectively, by approximately $0.2 million.

Changes in market interest rates also affect the fair value of our fixed rate debt obligations.  Increases in market interest rates decrease the fair value of our fixed rate debt, while decreases in market interest rates increase the fair value of our fixed rate debt. Based on the balances outstanding at September 30, 2012 and discounted cash flow analysis through the maturity date of our fixed rate debt obligations, a hypothetical immediate 10% change in interest rates would change the fair value of those obligations by approximately $0.4 million.

At September 30, 2012, $92.0 million was outstanding and $408.0 million was available for additional borrowings under our revolving credit facility.  Our revolving credit facility matures on March 11, 2016 and, subject to our payment of an extension fee and meeting certain other conditions, we have the option to extend the stated maturity date by one year.  We are able to make repayments and drawings under our revolving credit facility at any time without penalty.  In July 2012, we entered into a five year $350.0 million unsecured term loan. Our term loan matures on July 11, 2017 and is prepayable without penalty at any time.  In addition, the term loan includes a feature under which maximum borrowings may be increased to up to $700.0 million in certain circumstances.

Borrowings under our revolving credit facility and term loan are in U.S. dollars and bear interest at LIBOR plus a spread that is subject to adjustment based upon changes to our debt leverage or credit ratings.  Accordingly, we are vulnerable to changes in U.S. dollar based short term rates, specifically LIBOR.  There have been recent governmental inquires regarding the setting of LIBOR, which may result to changes to the process that could have the effect of increasing LIBOR.  Increases in LIBOR would increase the amount of interest we pay under our revolving credit facility and term loan.  A change in interest rates would not affect the value of the floating rate debts but would affect our operating results.  The following table presents the impact a 10% change in interest rates would have on our annual floating rate interest expense at September 30, 2012 (dollars in thousands):

	Impact of Changes in Interest Rates
			Total Interest
	Interest Rate	Outstanding	Expense
	Per Year (1)	Debt	Per Year
At September 30, 2012	1.73%	$442,000	$7,647
10% reduction	1.56%	$442,000	$6,895
10% increase	1.90%	$442,000	$8,398

(1)          Weighted based on the outstanding borrowings as of September 30, 2012.

The following table presents the impact a 10% change in interest rates would have on our annual floating rate interest expense at September 30, 2012 if we were fully drawn on our revolving credit facility and our term loan remained outstanding (dollars in thousands):

	Impact of Changes in Interest Rates
			Total Interest
	Interest Rate	Outstanding	Expense
	Per Year (1)	Debt	Per Year
At September 30, 2012	1.73%	$850,000	$14,705
10% reduction	1.56%	$850,000	$13,260
10% increase	1.90%	$850,000	$16,150

(1)          Weighted based on outstanding borrowings as of September 30, 2012.

The foregoing tables show the impact of an immediate change in floating interest rates.  If interest rates were to change gradually over time, the impact would be spread over time.  Our exposure to fluctuations in floating interest rates will increase or decrease in the future with increases or decreases in the outstanding amount of our revolving credit facility, term loan or other floating rate debt.

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

There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

WARNING CONCERNING FORWARD LOOKING STATEMENTS

THIS QUARTERLY REPORT ON FORM 10-Q CONTAINS STATEMENTS THAT CONSTITUTE FORWARD LOOKING STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 AND OTHER SECURITIES LAWS. ALSO, WHENEVER WE USE WORDS SUCH AS “BELIEVE”, “EXPECT”, “ANTICIPATE”, “INTEND”, “PLAN”, “ESTIMATE” OR SIMILAR EXPRESSIONS, WE ARE MAKING FORWARD LOOKING STATEMENTS. THESE FORWARD LOOKING STATEMENTS ARE BASED UPON OUR PRESENT INTENT, BELIEFS OR EXPECTATIONS, BUT FORWARD LOOKING STATEMENTS ARE NOT GUARANTEED TO OCCUR AND MAY NOT OCCUR. FORWARD LOOKING STATEMENTS IN THIS REPORT RELATE TO VARIOUS ASPECTS OF OUR BUSINESS, INCLUDING:

•                  THE LIKELIHOOD THAT OUR TENANTS WILL PAY RENT, RENEW LEASES, ENTER INTO NEW LEASES OR BE AFFECTED BY CYCLICAL ECONOMIC CONDITIONS,

•                  THE LIKELIHOOD THAT OUR RENTS MAY INCREASE WHEN RENTS ARE RESET AT OUR LEASED LANDS IN HAWAII,

•                  OUR PENDING ACQUISITIONS OF PROPERTIES,

•                  OUR ABILITY TO COMPETE FOR ACQUISITIONS AND TENANCIES EFFECTIVELY,

•                  OUR ABILITY TO PAY INTEREST ON AND PRINCIPAL OF OUR DEBT,

•                  OUR ABILITY TO PAY DISTRIBUTIONS TO OUR SHAREHOLDERS AND THE AMOUNT OF SUCH DISTRIBUTIONS,

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

•                  OUR ABILITY TO RAISE EQUITY OR DEBT CAPITAL,

•                  OUR BELIEF THAT THERE IS A LIKELIHOOD THAT OUR SINGLE TENANT LESSEES WILL EXTEND OR RENEW THEIR LEASES WITH US,

•                  OUR EXPECTATION THAT WE WILL BENEFIT FINANCIALLY BY PARTICIPATING IN AIC WITH RMR AND COMPANIES TO WHICH RMR PROVIDES MANAGEMENT SERVICES,

•                  THE CREDIT QUALITY OF OUR TENANTS, AND

•                  OTHER MATTERS.

OUR ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE CONTAINED IN OR IMPLIED BY OUR FORWARD LOOKING STATEMENTS AS A RESULT OF VARIOUS FACTORS.  FACTORS THAT COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR FORWARD LOOKING STATEMENTS AND UPON OUR BUSINESS, RESULTS OF OPERATIONS, FINANCIAL CONDITION, FFO, NORMALIZED FFO, NOI, CASH FLOWS, LIQUIDITY AND PROSPECTS INCLUDE, BUT ARE NOT LIMITED TO:

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

•                  ACTUAL AND POTENTIAL CONFLICTS OF INTEREST WITH OUR MANAGING TRUSTEES, CWH, RMR AND THEIR RELATED PERSONS AND ENTITIES, AND

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

•                  OUR ABILITY TO GROW OUR BUSINESS AND INCREASE OUR DISTRIBUTIONS DEPENDS IN LARGE PART UPON OUR ABILITY TO BUY PROPERTIES WHICH ARE LEASED, OR WHICH WE LEASE, FOR RENTS, LESS OPERATING EXPENSES, THAT EXCEED OUR CAPITAL COSTS. WE MAY BE UNABLE TO IDENTIFY PROPERTIES THAT WE WANT TO ACQUIRE OR TO NEGOTIATE ACCEPTABLE PURCHASE PRICES, ACQUISITION FINANCING OR LEASE TERMS FOR NEW PROPERTIES,

•                  CONTINGENCIES IN OUR ACQUISITION AGREEMENTS MAY CAUSE OUR ACQUISITIONS NOT TO OCCUR OR TO BE DELAYED,

•                  RENTS THAT WE CAN CHARGE AT OUR PROPERTIES MAY DECLINE,

•                  A MAJORITY OF OUR HAWAII PROPERTIES ARE LANDS LEASED FOR RENTS THAT ARE PERIODICALLY RESET BASED ON FAIR MARKET VALUES. THIS QUARTERLY REPORT STATES THAT REVENUES FROM OUR PROPERTIES IN HAWAII HAVE GENERALLY INCREASED DURING OUR AND CWH’S PRIOR OWNERSHIP AS THE LEASES FOR THOSE PROPERTIES HAVE BEEN RESET OR RENEWED.  THERE CAN BE NO ASSURANCE THAT REVENUES FROM OUR HAWAII PROPERTIES WILL INCREASE AS A RESULT OF FUTURE RENT RESETS OR LEASE RENEWALS BY THE AMOUNTS WE BELIEVE THEY SHOULD OR AT ALL, AND FUTURE RENTS COULD DECREASE,

•                  THE CURRENT HIGH UNEMPLOYMENT RATE IN THE U.S. MAY CONTINUE FOR A LONG TIME OR BECOME WORSE IN THE FUTURE.  SUCH CIRCUMSTANCES MAY FURTHER REDUCE DEMAND FOR LEASING OFFICE AND INDUSTRIAL SPACE.  IF THE DEMAND FOR LEASING OFFICE AND INDUSTRIAL SPACE BECOMES FURTHER DEPRESSED, OR REMAINS DEPRESSED FOR A LONG PERIOD, WE MAY BE UNABLE TO RENEW LEASES WITH OUR TENANTS AS LEASES EXPIRE OR ENTER INTO NEW LEASES AT ACCEPTABLE RENTAL RATES AND OCCUPANCY AND FINANCIAL OPERATING RESULTS OF OUR PROPERTIES MAY DECLINE,

•                  CONTINUED AVAILABILITY OF BORROWINGS UNDER OUR REVOLVING CREDIT FACILITY IS SUBJECT TO OUR SATISFYING CERTAIN FINANCIAL COVENANTS AND MEETING OTHER CONDITIONS,

•                  ACTUAL COSTS UNDER OUR REVOLVING CREDIT FACILITY WILL BE HIGHER THAN LIBOR PLUS A SPREAD BECAUSE OF OTHER FEES AND EXPENSES ASSOCIATED WITH OUR REVOLVING CREDIT FACILITY,

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

•                  THIS QUARTERLY REPORT ON FORM 10-Q STATES THAT THE MARGIN USED TO DETERMINE INTEREST ON OUR REVOLVING CREDIT FACILITY AND TERM LOAN MAY BE BASED ON OUR CREDIT RATINGS.  WE DO NOT CURRENTLY HAVE ANY CREDIT RATINGS.  THERE CAN BE NO ASSURANCES THAT WE WILL OBTAIN CREDIT RATINGS IN THE FUTURE OR WHAT THOSE RATINGS MAY BE, AND

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

Part II.                       Other Information

Item 1. Legal Proceedings

On October 11, 2012, tenants of 24 of our properties in Hawaii commenced litigation against us in the Circuit Court of the First Circuit of the State of Hawaii seeking to consolidate into a single arbitration proceeding the separate appraisal proceedings for the determination of the rent resets under their leases with us that are scheduled to commence on January 1, 2013.  We do not believe that the results for determining rent resets will materially differ whether determined pursuant to a single arbitration or instead by separate appraisal proceedings.  We are currently considering whether to contest the tenants’ motion to consolidate and to instead pursue separate appraisal proceedings consistent with the terms of the lease agreements.

Item 1A. Risk Factors

Our business faces many risks, a number of which are described under “Risk Factors” in our Prospectus dated March 6, 2012, or the Prospectus, filed with the Securities and Exchange Commission, or the SEC, in accordance with Rule 424(b) of the Securities Act of 1933, as amended, or the Securities Act, and our Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, or our June 2012 Report.  Our Prospectus and our June 2012 Report are accessible on the SEC’s website at www.sec.gov.  The risks so described may not be the only risks we face. Additional risks of which we are not yet aware, or that we currently believe are immaterial, may also materially and adversely impact our business operations or financial results. If any of the events or circumstances described in the risk factors contained in our Prospectus or our June 2012 Report, our business, financial condition or results of operations could decline and the trading price of our equity securities could decline.  Investors and prospective investors should consider the risks described in our Prospectus and our June 2012 Report and the information contained under the heading “Warning Concerning Forward Looking Statements” and elsewhere in this Quarterly Report on Form 10-Q before deciding whether to invest in our securities.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On September 14, 2012, pursuant to our 2012 Equity Compensation Plan, we granted an aggregate of 22,592 common shares of beneficial interest, par value $0.01 per share, valued at $24.84 per share, the closing price of our common shares on the NYSE on that day, to our officers and certain employees of our manager, RMR.  We made these grants pursuant to an exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended.

Also, on September 14, 2012, pursuant to our 2012 Equity Compensation Plan, we granted 2,000 common shares of beneficial interest, par value $0.01 per share, valued at $24.84 per share, the closing price of our common shares on the NYSE on that day, to each of our five Trustees as part of our trustee compensation arrangements.  We made these grants pursuant to an exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended.

Item 6. Exhibits

3.1                                Amended and Restated Declaration of Trust of Select Income REIT. (Incorporated by reference to the Company’s Current Report on Form 8-K dated March 12, 2012.)

3.2                                Amended and Restated Bylaws of Select Income REIT. (Incorporated by reference to the Company’s Current Report on Form 8-K dated March 6, 2012.)

4.1                                Form of Common Share Certificate. (Filed herewith.)

10.1                           Form of Restricted Share Agreement. (Filed herewith.)

31.1                           Rule 13a-14(a) Certification. (Filed herewith.)

31.2                           Rule 13a-14(a) Certification. (Filed herewith.)

31.3                           Rule 13a-14(a) Certification. (Filed herewith.)

31.4                           Rule 13a-14(a) Certification. (Filed herewith.)

32.1                           Section 1350 Certification. (Furnished herewith.)

101.1                   The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income and Comprehensive Income, (iii) the Condensed Consolidated Statements of Cash Flows and (iv) related notes to these financial statements, tagged as blocks of text. (Furnished herewith.)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SELECT INCOME REIT

By:	/s/ David M. Blackman
David M. Blackman
President and Chief Operating Officer
Dated: November 2, 2012

By:	/s/ John C. Popeo
John C. Popeo
Treasurer and Chief Financial Officer
(principal financial and accounting officer)
Dated: November 2, 2012