Form 10-K
period 2012-12-31
Select Income REIT
filed 2013-02-25
CIK 1537667

Use these links to rapidly review the document

PART IV

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 1-35442

SELECT INCOME REIT
(Exact Name of Registrant as Specified in Its Charter)

Maryland	45-4071747
(State of Organization)	(IRS Employer Identification No.)

Two Newton Place, 255 Washington Street, Suite 300, Newton, Massachusetts 02458-1634
(Address of Principal Executive Offices) (Zip Code)

Registrant's Telephone Number, Including Area Code: 617-796-8303

Securities registered pursuant to Section 12(b) of the Act:

Title Of Each Class	Name of Each Exchange On Which Registered
Common Shares of Beneficial Interest	New York Stock Exchange

         Securities registered pursuant to Section 12(g) of the Act: None

         Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒

         Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

         Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         The aggregate market value of the voting common shares of the registrant held by non-affiliates was $218,592,000 based on the $23.76 closing price per common share for such stock on the New York Stock Exchange on June 29, 2012. For purposes of this calculation, there were 22,000,000 common shares held by CommonWealth REIT included in the number of common shares held by affiliates.

         Number of the registrant's common shares outstanding as of February 22, 2013: 39,282,592.

         References in this Annual Report on Form 10-K to the "Company", "SIR", "we", "us" or "our" include consolidated subsidiaries, unless the context indicates otherwise.

DOCUMENTS INCORPORATED BY REFERENCE

         Certain Information required by Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K is incorporated by reference to our to be filed definitive Proxy Statement for the Annual Meeting of Shareholders scheduled to be held on May 13, 2013, or our definitive Proxy Statement.

WARNING CONCERNING FORWARD LOOKING STATEMENTS

        THIS ANNUAL REPORT ON FORM 10-K CONTAINS STATEMENTS THAT CONSTITUTE FORWARD LOOKING STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 AND OTHER SECURITIES LAWS. ALSO, WHENEVER WE USE WORDS SUCH AS "BELIEVE", "EXPECT", "ANTICIPATE", "INTEND", "PLAN", "ESTIMATE" OR SIMILAR EXPRESSIONS, WE ARE MAKING FORWARD LOOKING STATEMENTS. THESE FORWARD LOOKING STATEMENTS ARE BASED UPON OUR PRESENT INTENT, BELIEFS OR EXPECTATIONS, BUT FORWARD LOOKING STATEMENTS ARE NOT GUARANTEED TO OCCUR AND MAY NOT OCCUR. FORWARD LOOKING STATEMENTS IN THIS REPORT RELATE TO VARIOUS ASPECTS OF OUR BUSINESS, INCLUDING:

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

  •
  OUR ABILITY TO PAY INTEREST ON AND PRINCIPAL OF OUR DEBT,

  •
  THE FUTURE AVAILABILITY OF BORROWINGS UNDER OUR REVOLVING CREDIT FACILITY,

  •
  OUR POLICIES AND PLANS REGARDING INVESTMENTS, FINANCINGS AND DISPOSITIONS,

  •
  OUR TAX STATUS AS A REAL ESTATE INVESTMENT TRUST, OR REIT,

  •
  OUR ABILITY TO RAISE EQUITY OR DEBT CAPITAL,

  •
  OUR BELIEF THAT THERE IS A LIKELIHOOD THAT OUR SINGLE TENANT LESSEES WILL EXTEND OR RENEW THEIR LEASES WITH US,

  •
  OUR EXPECTATION THAT WE WILL BENEFIT FINANCIALLY BY PARTICIPATING IN AFFILIATES INSURANCE COMPANY, OR AIC, WITH REIT MANAGEMENT & RESEARCH LLC, OR RMR, AND COMPANIES TO WHICH RMR PROVIDES MANAGEMENT SERVICES,

  •
  THE CREDIT QUALITY OF OUR TENANTS, AND

  •
  OTHER MATTERS.

        OUR ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE CONTAINED IN OR IMPLIED BY OUR FORWARD LOOKING STATEMENTS AS A RESULT OF VARIOUS FACTORS. FACTORS THAT COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR FORWARD LOOKING STATEMENTS AND UPON OUR BUSINESS, RESULTS OF OPERATIONS, FINANCIAL CONDITION, FUNDS FROM OPERATION, NORMALIZED FUNDS

i

FROM OPERATION, NET OPERATING INCOME, CASH FLOWS, LIQUIDITY AND PROSPECTS INCLUDE, BUT ARE NOT LIMITED TO:

  •
  THE IMPACT OF CHANGES IN THE ECONOMY AND THE CAPITAL MARKETS ON US AND OUR TENANTS,

  •
  COMPETITION WITHIN THE REAL ESTATE INDUSTRY, PARTICULARLY IN THOSE MARKETS IN WHICH OUR PROPERTIES ARE LOCATED,

  •
  COMPLIANCE WITH, AND CHANGES TO, FEDERAL, STATE AND LOCAL LAWS AND REGULATIONS, ACCOUNTING RULES, TAX LAWS AND SIMILAR MATTERS,

  •
  LIMITATIONS IMPOSED ON OUR BUSINESS AND OUR ABILITY TO SATISFY COMPLEX RULES IN ORDER FOR US TO QUALIFY AS A REIT FOR U.S. FEDERAL INCOME TAX PURPOSES,

  •
  ACTUAL AND POTENTIAL CONFLICTS OF INTEREST WITH OUR MANAGING TRUSTEES, COMMONWEALTH REIT AND ITS SUBSIDIARIES, OR CWH, RMR, AIC, AND THEIR RELATED PERSONS AND ENTITIES, AND

  •
  ACTS OF TERRORISM, OUTBREAKS OF SO CALLED PANDEMICS OR OTHER MANMADE OR NATURAL DISASTERS BEYOND OUR CONTROL.

FOR EXAMPLE:

  •
  OUR ABILITY TO MAKE FUTURE DISTRIBUTIONS DEPENDS UPON A NUMBER OF FACTORS, INCLUDING OUR FUTURE EARNINGS. WE MAY BE UNABLE TO MAINTAIN OUR CURRENT RATE OF DISTRIBUTIONS, AND FUTURE DISTRIBUTIONS MAY BE SUSPENDED,

  •
  OUR ABILITY TO GROW OUR BUSINESS AND INCREASE OUR DISTRIBUTIONS DEPENDS IN LARGE PART UPON OUR ABILITY TO BUY PROPERTIES AND LEASE THEM FOR RENTS THAT EXCEED OUR CAPITAL COSTS. WE MAY BE UNABLE TO IDENTIFY PROPERTIES THAT WE WANT TO ACQUIRE OR TO NEGOTIATE ACCEPTABLE PURCHASE PRICES, ACQUISITION FINANCING OR LEASE TERMS FOR NEW PROPERTIES,

  •
  CONTINGENCIES IN OUR ACQUISITION AGREEMENTS MAY NOT BE SATISFIED AND COULD RESULT IN THOSE ACQUISITIONS NOT OCCURRING OR BEING DELAYED OR IN THE TERMS OF THE ACQUISITIONS CHANGING,

  •
  RENTS THAT WE CAN CHARGE AT OUR PROPERTIES MAY DECLINE BECAUSE OF CHANGING MARKET CONDITIONS OR OTHERWISE,

  •
  A MAJORITY OF OUR HAWAII PROPERTIES ARE LANDS LEASED FOR RENTS THAT ARE PERIODICALLY RESET BASED ON FAIR MARKET VALUES. THIS ANNUAL REPORT STATES THAT REVENUES FROM OUR PROPERTIES IN HAWAII HAVE GENERALLY INCREASED DURING OUR AND CWH'S PRIOR OWNERSHIP AS THE LEASES FOR THOSE PROPERTIES HAVE BEEN RESET OR RENEWED. THERE CAN BE NO ASSURANCE THAT REVENUES FROM OUR HAWAII PROPERTIES WILL INCREASE AS A RESULT OF FUTURE RENT RESETS OR LEASE RENEWALS, AND FUTURE RESET RENTS COULD DECREASE,

  •
  WE MAY NOT SUCCEED IN DIVERSIFYING OUR TENANTS AND ANY DIVERSIFICATION WE MAY ACHIEVE MAY NOT MITIGATE OUR PORTFOLIO RISKS OR IMPROVE OUR OPERATING PERFORMANCE,

  •
  OUR INTENTION TO REDEVELOP CERTAIN OF OUR HAWAII PROPERTIES MAY NOT BE REALIZED OR BE SUCCESSFUL,

  •
  THE CURRENT HIGH UNEMPLOYMENT RATE IN THE UNITED STATES MAY CONTINUE FOR A LONG TIME OR BECOME WORSE IN THE FUTURE. SUCH CIRCUMSTANCES MAY REDUCE DEMAND FOR LEASING OFFICE AND INDUSTRIAL SPACE. IF THE DEMAND FOR LEASING OFFICE AND INDUSTRIAL SPACE REMAINS OR BECOMES FURTHER DEPRESSED, WE MAY BE UNABLE TO RENEW LEASES WITH OUR TENANTS AS LEASES EXPIRE OR ENTER INTO NEW LEASES AT RENTAL RATES AS HIGH AS EXPIRING RATES AND OUR FINANCIAL RESULTS MAY DECLINE,

  •
  OUR BELIEF THAT THERE IS A LIKELIHOOD THAT TENANTS MAY RENEW OR EXTEND OUR LEASES WHEN THEY EXPIRE WHENEVER THEY MAY HAVE MADE SIGNIFICANT INVESTMENTS IN THE LEASED PROPERTIES MAY NOT BE REALIZED,

  •
  CONTINUED AVAILABILITY OF BORROWINGS UNDER OUR REVOLVING CREDIT FACILITY IS SUBJECT TO OUR SATISFYING CERTAIN FINANCIAL COVENANTS AND MEETING OTHER CUSTOMARY CREDIT FACILITY CONDITIONS,

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

  •
  THIS ANNUAL REPORT ON FORM 10-K STATES THAT THE MARGIN USED TO DETERMINE INTEREST AND THE FACILITY FEE WE PAY ON OUR REVOLVING CREDIT FACILITY AND TERM LOAN MAY BE BASED ON OUR CREDIT RATINGS. WE DO NOT CURRENTLY HAVE ANY CREDIT RATINGS. THERE CAN BE NO ASSURANCES THAT WE WILL OBTAIN CREDIT RATINGS IN THE FUTURE OR WHAT THOSE RATINGS MAY BE, AND

  •
  THIS ANNUAL REPORT ON FORM 10-K STATES THAT WE BELIEVE THAT OUR CONTINUING RELATIONSHIPS WITH CWH, RMR, AIC AND THEIR AFFILIATED AND RELATED PERSONS AND ENTITIES MAY BENEFIT US AND PROVIDE US WITH COMPETITIVE ADVANTAGES IN OPERATING AND GROWING OUR BUSINESS. IN FACT, THE ADVANTAGES WE BELIEVE WE MAY REALIZE FROM THESE RELATIONSHIPS MAY NOT MATERIALIZE.

        THESE RESULTS COULD OCCUR DUE TO MANY DIFFERENT CIRCUMSTANCES, SOME OF WHICH ARE BEYOND OUR CONTROL, SUCH AS NATURAL DISASTERS, CHANGES IN OUR TENANTS' FINANCIAL CONDITIONS OR THE MARKET DEMAND FOR LEASED SPACE OR CHANGES IN CAPITAL MARKETS OR THE ECONOMY GENERALLY.

        THE INFORMATION CONTAINED ELSEWHERE IN THIS ANNUAL REPORT ON FORM 10-K OR IN OUR FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION, OR SEC, INCLUDING UNDER THE CAPTION "RISK FACTORS", OR INCORPORATED HEREIN OR THEREIN, IDENTIFIES OTHER IMPORTANT FACTORS THAT COULD CAUSE DIFFERENCES FROM OUR FORWARD LOOKING STATEMENTS. OUR FILINGS WITH THE SEC ARE AVAILABLE ON THE SEC'S WEBSITE AT WWW.SEC.GOV.

        YOU SHOULD NOT PLACE UNDUE RELIANCE UPON OUR FORWARD LOOKING STATEMENTS.

        EXCEPT AS REQUIRED BY LAW, WE DO NOT INTEND TO UPDATE OR CHANGE ANY FORWARD LOOKING STATEMENTS AS A RESULT OF NEW INFORMATION, FUTURE EVENTS OR OTHERWISE.

STATEMENT CONCERNING LIMITED LIABILITY

        THE AMENDED AND RESTATED DECLARATION OF TRUST ESTABLISHING SELECT INCOME REIT, DATED MARCH 9, 2012, AS FILED WITH THE STATE DEPARTMENT OF ASSESSMENTS AND TAXATION OF MARYLAND, PROVIDES THAT NO TRUSTEE, OFFICER, SHAREHOLDER, EMPLOYEE OR AGENT OF SELECT INCOME REIT SHALL BE HELD TO ANY PERSONAL LIABILITY, JOINTLY OR SEVERALLY, FOR ANY OBLIGATION OF, OR CLAIM AGAINST, SELECT INCOME REIT. ALL PERSONS DEALING WITH SELECT INCOME REIT IN ANY WAY SHALL LOOK ONLY TO THE ASSETS OF SELECT INCOME REIT FOR THE PAYMENT OF ANY SUM OR THE PERFORMANCE OF ANY OBLIGATION.

SELECT INCOME REIT

2012 FORM 10-K ANNUAL REPORT

PART I

Item 1.    Business

Our Company

        We are a real estate company that primarily owns and invests in single tenant, net leased properties. We intend to elect and qualify for taxation as a REIT for U.S. federal income tax purposes commencing with our taxable year ended December 31, 2012, and to maintain such qualification thereafter.

        We completed our initial public offering, or IPO, on March 12, 2012, or the Closing Date. At that time, we owned 251 properties, or the Initial Properties, with a total of approximately 21.4 million rentable square feet. These Initial Properties were owned by CWH until they were contributed to us by CWH on February 16, 2012. In return for these properties, we issued to CWH: (i) 22,000,000 of our common shares of beneficial interest, $.01 par value per share, or common shares (including 1,000 common shares initially issued to CWH on December 21, 2011 in connection with our formation), and (ii) a $400 million demand promissory note, or the CWH Note. Since that time through December 31, 2012, we acquired 16 properties from unrelated third parties with approximately 3.2 million rentable square feet for an aggregate purchase price of approximately $438.0 million, including assumed mortgage debt with an aggregate principal amount outstanding of $26.0 million and excluding closing costs.

        As of December 31, 2012, we owned 267 properties with approximately 24.6 million rentable square feet that were approximately 95.3% leased (based on rentable square feet). These properties consisted of (i) 229 properties located on the island of Oahu, HI, or our Hawaii Properties, which included approximately 17.8 million rentable square feet that are primarily leased to industrial and commercial tenants and (ii) 38 office and industrial properties with approximately 6.8 million square feet located in 18 states throughout the mainland United States, or our Mainland Properties. Our 267 properties were leased to 253 different tenants, with a weighted average remaining lease term (based on annualized rental revenue) of approximately 11.7 years.

        Our principal executive offices are located at two Newton Place, 255 Washington Street, Suite 300, Newton, Massachusetts 02458-1634, and our telephone number is (617) 796-8303.

Our Business Plan

        A large majority of our Hawaii Properties consist of lands which are leased to third parties for rents that are periodically reset based on fair market values, generally every five to ten years. During CWH's and our ownership of the Hawaii Properties, market rents have generally increased along with Hawaii's generally improving economy and, as a result, the revenues from our Hawaii Properties have often increased when leases have expired or rent resets occurred. We expect to continue to negotiate rents, based on then current fair market values, when leases expire or when rent resets occur at our Hawaii Properties.

        Our Mainland Properties generally consist of properties that are net leased to single tenants. Because of the capital many of these tenants have invested in improvements and because many of our properties appear to have strategic importance to the tenants' business, we believe that there is a likelihood that these tenants are likely to renew or extend their leases when they expire as compared to tenants in a property with multiple tenants. However, we also believe that if a building previously occupied by a single tenant becomes vacant, it may take longer and cost more to locate a new tenant than when space becomes vacant in a multi-tenant property because in place improvements designed specifically for the needs of the prior single tenant may need to be replaced.

        Whenever we extend, renew or enter into new leases for our properties, we intend to seek rents which are equal to or higher than our historical rents for the same properties; however, our ability to maintain or increase the rents for our current properties will depend in large part upon market conditions which are beyond our control.

        We currently intend to expand our investments by primarily acquiring additional single tenant, net leased properties throughout the Mainland United States. We believe that there are significant investment opportunities in single tenant, net leased properties, especially in suburban areas, and that there is limited competition from well capitalized investors for such properties at this time. We expect to use the extensive nationwide resources of RMR to locate and acquire such properties. One of our goals in acquiring additional properties will be to further diversify our sources of rents and thus improve the security of our revenues. Another goal will be to purchase properties that produce rents which are greater than our capital costs to acquire the properties and, accordingly, allow us to increase distributions to our shareholders over time. We expect that most of our acquisition efforts will focus on office and industrial properties; however, we may consider acquiring other types of properties, including properties which are net leased to single tenants for retail uses and special purpose properties specifically suited to particular tenants' requirements. We also may acquire additional properties in Hawaii, but we currently expect this will not be a significant part of our future acquisitions because there are limited opportunities to acquire properties in Hawaii, especially to acquire lands which are leased to third party tenants.

Our Investment Policies

        In evaluating potential property acquisitions, we consider various factors, including but not limited to, the following:

  •
  the historic and projected rents received and likely to be received from the property;

  •
  the quality, experience and creditworthiness of a property's tenant;

  •
  the term of the lease relating to the property and its other terms;

  •
  the growth, tax and regulatory environments of the market in which the property is located;

  •
  occupancy and demand for similar properties in the same or nearby markets;

  •
  the construction quality, physical condition and design of the property and expected capital expenditures that may be needed to be made to the property;

  •
  the geographic area in which the property is located and type of property; and

  •
  the pricing of comparable properties as evidenced by recent market sales.

        Our Board of Trustees may change our investment policies at any time without a vote of, or notice to, our shareholders. Although we have no current intention to do so, we may in the future adopt policies with respect to investments in real estate mortgages or securities of other entities engaged in real estate activities.

Our Disposition Policies

        We have no current plans to sell any of our properties. However, we may in the future decide to sell certain of our properties. Our decision to sell properties in the future will be based upon the following considerations, among others, which may be relevant to a particular property at a particular time:

  •
  whether the property is leased;

  •
  whether the property tenant is current in its lease obligations;

  •
  our evaluation of the property tenant's ability and desire to renew or extend its lease;

  •
  our evaluation of our ability to locate a new tenant if the property is vacant or likely to become vacant;

  •
  our evaluation of future rents which may be achieved from the property;

  •
  the proposed sale price; and

  •
  the existence of alternative sources, uses or needs for capital.

        Under our business management agreement with RMR, with certain exceptions, if we determine to offer for sale or other disposition any real property that, at such time, is of a type within the investment focus of another REIT to which RMR provides business management or property management services, we will first offer that property for purchase or disposition to that RMR-managed REIT and negotiate in good faith for such purchase or disposition.

        Our Board of Trustees may change our disposition policies at any time without a vote of, or notice to, our shareholders.

Our Financing Policies

        To qualify for taxation as a REIT under the Internal Revenue Code of 1986, as amended, or the IRC, we must distribute at least 90% of our annual REIT taxable income and satisfy a number of organizational and operational requirements. Accordingly, we generally will not be able to retain sufficient cash from operations to repay debts, invest in properties and fund acquisitions. Instead, we expect to repay our debts, invest in our properties and fund acquisitions by borrowing, issuing equity securities or using retained cash from operations which may exceed our earnings. Since our IPO, our growth has been primarily financed by borrowings under our revolving credit facility and term loan and our December 2012 equity offering. As the maturity of our revolving credit facility and term loan approaches and when we have significant borrowings outstanding under our revolving credit facility, we expect to refinance such indebtedness with new debt or equity issuances. We will decide when and whether to issue new debt or equity depending upon market conditions. Because our ability to raise capital may depend, in large part, upon market conditions, we can provide you no assurance that we will be able to raise sufficient capital to repay our debt or to fund our growth strategy.

        We currently have a $750.0 million unsecured revolving credit facility (which is guaranteed by most of our subsidiaries) that we use for working capital and general business purposes and for acquisition funding on an interim basis until we may refinance with equity or term debt. In some instances, we may assume outstanding mortgage debt in connection with our acquisition of properties or place new mortgages on properties we own. For more information regarding our financing sources and activities, please see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Our Investment and Financing Liquidity and Resources" of this Annual Report on Form 10-K.

        Our Board of Trustees has adopted a policy to limit our indebtedness to no more than 50% of the undepreciated book value of our properties. We intend to manage our leverage in a way that may eventually permit us to achieve "investment grade" ratings from nationally recognized statistical rating organizations; however, we can provide no assurance that we will be able to achieve investment grade ratings or when we might do so. If we are unable to achieve investment grade ratings, we believe our ability to issue reasonably priced unsecured debt may be limited. Also, our Board of Trustees may change our financing policies at any time without a vote of, or notice to, our shareholders.

Other Policies

        We have not engaged in underwriting securities of other issuers and do not intend to do so. We have not in the past, but we may in the future, invest in the securities of other issuers for the purpose of exercising control, issue senior securities, make loans to other persons, engage in the purchase and sale of investments, offer securities in exchange for property or repurchase or reacquire our securities.

Our History

        We were formerly a wholly owned subsidiary of CWH, a NYSE-listed REIT that primarily owns office properties. CWH created us to concentrate its ownership of certain net leased lands located in Hawaii that CWH purchased in 2003 and 2005 and other single tenant, net leased properties. On February 16, 2012, CWH contributed the Initial Properties to us and in return we issued to CWH: (i) 22,000,000 common shares (including 1,000 common shares initially issued to CWH on December 21, 2011 in connection with our formation); and (ii) the CWH Note. On March 6, 2012, we publicly offered 8,000,000 common shares in our IPO. The sale of those common shares and an additional 1,200,000 common shares pursuant to the full exercise of the underwriters' option to purchase additional shares closed on March 12, 2012, and we became a public company. Simultaneous with the closing of our IPO, we entered into a $500.0 million revolving credit facility which has subsequently been increased to $750.0 million and which is available for our general business purposes, including acquisitions. We used the net proceeds from our IPO and borrowings under our revolving credit facility to repay in full the CWH Note and to reimburse CWH for costs that CWH incurred in connection with our organization and preparation for our IPO. CWH currently owns approximately 56.0% of our outstanding common shares.

Our Leases

        The following is an overview of the general lease terms for our properties. The terms of any particular lease may vary from those described below.

  Hawaii Leases

        In general, leases for properties in Hawaii are net leases, which require that the tenant pay a fixed annual rent on a monthly, quarterly or semi-annual basis, and also pay or reimburse us for all, or substantially all, the property level operating expenses and capital expenditures, such as real estate taxes, insurance, utilities, maintenance and repairs. A minority of our Hawaii leases include buildings that we own. Certain leases for our buildings in Hawaii require us to maintain the roof, exterior walls, foundation and other structural elements of the buildings at our expense. A majority of our Hawaii Properties are lands that are leased for fixed annual rents that are periodically reset based on fair market values. In some cases, the resets are based on fair market value rent and in other cases, on a percentage of the fair market value of the land. Fair market value rent reset rates are generally determined through negotiations between us and our tenants; however, when no agreement is achieved, the Hawaii leases require an appraisal process. In the appraisal process for the land leases that are periodically reset, the appraisers are generally required to determine the fair and reasonable rent, exclusive of improvements. In the appraisal process for the leases that are periodically reset based on a percentage of the fair market value of the land, the appraisers are required to determine the fair market value of the land, exclusive of improvements, with such fair market value being based on the highest and best use of the land and as though unencumbered by the lease. Recently, tenants at 24 of our Hawaii Properties commenced litigation against us to consolidate the appraisal proceedings relating to rent resets under their leases; for more information about this litigation, see "Legal Proceedings" in this Annual Report on Form 10-K.

  Mainland Office and Industrial Leases

        In general, our office and industrial properties located on the mainland United States are net leased to single tenants. The leases require that the tenants pay fixed annual rents on a monthly basis, and also pay or reimburse us for all, or substantially all, the property level operating expenses and capital expenditures, such as real estate taxes, insurance, utilities, maintenance and repairs. Some of these leases provide for periodic fixed increases of base rent. Certain leases for our buildings at our Mainland Properties require us to maintain the roof, exterior walls, foundation and other structural elements of the buildings at our expense.

Environmental Matters

        Ownership of real estate is subject to risks associated with environmental hazards. We may be liable for environmental hazards at, or migrating from, our properties, including those created by prior owners or occupants, existing tenants, abutters or other persons. Various federal and state laws impose liabilities upon property owners, such as us, for any environmental damages arising from properties they own. We may be held liable for environmental investigation and clean up damages at, or near, our properties, including at sites we own and lease to our tenants. As an owner of properties which contain environmental hazards, we also may be liable for damages to governmental agencies or third parties for costs and damages they incur arising from environmental hazards at such properties. Moreover, the costs and damages which may arise from environmental hazards are often difficult to project and may be substantial.

        Although our leases generally require our tenants to operate in compliance with all applicable laws and to indemnify us against any environmental liabilities arising from a tenant's activities on the property, we could be subject to strict liability by virtue of our ownership interest. Also, our tenants may be unable to satisfy their indemnification obligations, if any, under our leases. Furthermore, the discovery of contamination or violations of environmental laws on any of our properties could lead to significant remediation costs or fines, penalties or other liabilities or obligations attributable to the tenant of that property. Such liabilities or obligations may affect a tenant's ability to make payments to us, including rental payments and, where applicable, indemnification payments. When we acquired the Initial Properties from CWH, we agreed to indemnify CWH against all environmental liabilities with respect to the Initial Properties.

        Certain of our properties are used or have been used for industrial purposes. Though we have reviewed these and our other properties for potential environmental liabilities and have established a reserve for potential costs that may be incurred as a result of environmental contamination, no assurance can be given that we have identified all potential environmental liabilities or that our reserve will be sufficient to cover any costs we may incur relating to environmental matters. Some of these properties contain, or may have contained, or are adjacent to or near other properties that have contained or currently contain, underground storage tanks for the storage of petroleum products and other hazardous or toxic substances. Our exposure to these tanks creates the potential for the release of petroleum products or other hazardous or toxic substances onto our properties. In addition, certain of our properties are on, adjacent to or near other properties upon which others have engaged, or may in the future engage, in activities that may release petroleum products or other hazardous or toxic substances.

        We do not have any insurance designated to limit any losses that we may incur as a result of known or unknown environmental conditions which are not caused by an insured event, such as, for example, fire or flood. However, as of December 31, 2012, we have reserved approximately $8.6 million for potential environmental liabilities. The environmental reserve CWH applied to the Initial Properties historically did not vary significantly from year to year and the actual historical costs to remediate certain environmental issues have not deviated significantly from the corresponding reserve amount.

Nevertheless, environmental exposures are difficult to assess and estimate for numerous reasons, including uncertainty about the extent of contamination, alternative treatment methods that may be applied, location of the affected property which subjects it to differing local laws and regulations and their interpretations, as well as the time it takes to remediate contamination. In developing reserves for potential environmental liability on a property by property basis, we consider among other things, enacted laws and regulations, assessments of contamination and surrounding geology, quality of information available, currently available technologies for treatment, alternative methods of remediation and prior experience. Environmental reserves are based on estimates which are subject to significant change and are adjusted as the remediation treatment progresses, as circumstances change and as environmental contingencies become more clearly defined and reasonably estimable. We do not believe that there are environmental conditions at any of our properties that will materially and adversely affect us. However, no assurance can be given that environmental conditions present at our properties or costs we may be required to incur in the future to address environmental contamination will not materially and adversely affect us.

        We believe any asbestos in our buildings is contained in accordance with current regulations, and we have no current plans to remove it. If we remove the asbestos or renovate or demolish the affected properties, certain environmental regulations govern the manner in which the asbestos must be handled and removed, and we could incur substantial costs complying with such regulations.

        Further, we may be impacted by laws enacted or proposed addressing climate change and climate change may adversely affect our business. For more information regarding climate change matters and their possible adverse impact on us, please see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Impact of Climate Change."

Competition

        Investing in and operating commercial properties is a very competitive business. We compete against publicly traded and private REITs, numerous financial institutions, individuals and public and private companies. Some of our competitors may have greater financial and management resources than we have. As a result of our business management agreement with RMR, we have limited ability to invest in properties that are within the investment focus of another business managed by RMR. We believe the diversity of our tenants, the experience and abilities of our management, the quality of our properties and the structure of our leases may afford us some competitive advantages and allow us to operate our business successfully despite the competitive nature of our business. For more information, see "Risk Factors—Risks Related to Our Business—We face significant competition."

Management

        Our day to day operations are conducted by RMR. RMR originates and presents investment and divestment opportunities to our Board of Trustees and provides management and administrative services to us. RMR is a Delaware limited liability company beneficially owned by Barry M. Portnoy and Adam D. Portnoy, our Managing Trustees. RMR has a principal place of business at Two Newton Place, 255 Washington Street, Suite 300, Newton, Massachusetts 02458-1634, and its telephone number is (617) 796-8390. RMR also acts as the manager to CWH, Government Properties Income Trust, or GOV, Hospitality Properties Trust, or HPT, and Senior Housing Properties Trust, or SNH, and provides management and other services to other private and public companies, including Five Star Quality Care, Inc., or FVE, TravelCenters of America LLC, or TA, and Sonesta International Hotels Corporation, or Sonesta. Barry M. Portnoy is the Chairman of RMR, and its other directors are Adam D. Portnoy, Gerard M. Martin and David J. Hegarty. As of the date of this Annual Report on Form 10-K, the executive officers of RMR are: Adam D. Portnoy, President and Chief Executive Officer; Jennifer B. Clark, Executive Vice President and General Counsel; David J. Hegarty, Executive Vice President and Secretary; Mark L. Kleifges, Executive Vice President; Bruce J. Mackey Jr.,

Executive Vice President; John G. Murray, Executive Vice President; Thomas M. O'Brien, Executive Vice President; John C. Popeo, Executive Vice President; William J. Sheehan, Executive Vice President; David M. Blackman, Senior Vice President; Ethan S. Bornstein, Senior Vice President; Richard A. Doyle, Senior Vice President; Paul V. Hoagland, Senior Vice President; Matthew P. Jordan, Senior Vice President, Treasurer and Chief Financial Officer; David M. Lepore, Senior Vice President; Andrew J. Rebholz, Senior Vice President; and Mark R. Young, Senior Vice President. David M. Blackman, John C. Popeo and Jennifer B. Clark are also our executive officers. Certain executive officers of RMR also serve as officers of various companies to which RMR provides management services.

Employees

        We have no employees. Services which would otherwise be provided by employees are provided by RMR and by our Managing Trustees and officers. As of February 22, 2013, RMR had approximately 820 full time employees.

Insurance

        Our leases generally provide that our tenants are responsible for the costs of insurance coverage for the properties we lease to them, including for casualty, liability, fire, extended coverage and rental or business interruption loss. Under our Hawaii land leases, our tenants are generally responsible for purchasing the insurance directly, while under our leases relating to our Hawaii buildings, our tenants are generally either required to reimburse us for the costs of maintaining the insurance coverage or purchase such insurance directly and list us as an insured party. With respect to our Mainland Properties, we either purchase the insurance ourselves and our tenants reimburse us, or the tenants buy the insurance directly and are required to list us as an insured party. In addition, we participate with RMR and other companies to which RMR provides management services in a combined insurance program through AIC, and with respect to which AIC is a reinsurer of certain coverage amounts. For more information, see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Related Person Transactions."

Other Matters

        Legislative and regulatory developments may occur at the federal, state and local levels that have direct or indirect impact on the ownership, leasing and operation of our properties. We may need to make expenditures, to the extent these costs are not paid by our tenants, due to changes in government regulations, or the application of such regulations to our properties, including the Americans with Disabilities Act, fire and safety regulations, building codes, land use regulations or environmental regulations on containment, abatement or removal.

        Our internet website address is www.sirreit.com. Copies of our governance guidelines, or Governance Guidelines, code of business conduct and ethics, or Code of Conduct, policy outlining procedures for handling concerns or complaints about accounting, internal accounting controls or auditing matters and the charters of our audit, compensation and nominating and governance committees are posted on our website and also may be obtained free of charge by writing to our Secretary, Select Income REIT, Two Newton Place, 255 Washington Street, Suite 300, Newton, Massachusetts 02458-1634 or at our website. We make available, free of charge, on our website, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after these forms are filed with, or furnished to, the SEC. Any shareholder or other interested party who desires to communicate with our non-management Trustees, individually or as a group, may do so by filling out a report on our website. Our Board of Trustees also provides a process for security holders to send communications to the entire Board of Trustees. Information about the process for sending communications to our Board of Trustees can be found on our website. Our website address and the website addresses of one or more unrelated third parties are included several times in this Annual Report on Form 10-K as textual references only and the information in any such website is not incorporated by reference into this Annual Report on Form 10-K.

FEDERAL INCOME TAX CONSIDERATIONS

        The following summary of federal income tax considerations is based on existing law, and is limited to investors who own our shares as investment assets rather than as inventory or as property used in a trade or business. The summary does not discuss all of the particular tax consequences that might be relevant to you if you are subject to special rules under federal income tax law, for example if you are:

  •
  a bank, insurance company, regulated investment company, REIT or other financial institution;

  •
  a broker, dealer or trader in securities or foreign currency;

  •
  a person who has a functional currency other than the United States dollar;

  •
  a person who acquires our shares in connection with employment or other performance of services;

  •
  a person subject to alternative minimum tax;

  •
  a person who owns our shares as part of a straddle, hedging transaction, constructive sale transaction, constructive ownership transaction or conversion transaction; or

  •
  except as specifically described in the following summary, a tax-exempt entity or a foreign person.

        The sections of the IRC that govern federal income tax qualification and treatment of a REIT and its shareholders are complex. This presentation is a summary of applicable IRC provisions, related rules and regulations and administrative and judicial interpretations, all of which are subject to change, possibly with retroactive effect. Future legislative, judicial or administrative actions or decisions could also affect the accuracy of statements made in this summary. We have not received a ruling from the Internal Revenue Service, or the IRS, with respect to any matter described in this summary, and we cannot assure you that the IRS or a court will agree with the statements made in this summary. The IRS or a court could, for example, take a different position from that described in this summary with respect to our acquisitions, operations, restructurings or other matters, which, if successful, could result in significant tax liabilities for applicable parties. In addition, this summary is not exhaustive of all possible tax consequences, and does not discuss any estate, gift, state, local or foreign tax consequences. For all these reasons, we urge you and any prospective acquiror of our shares to consult with a tax advisor about the federal income tax and other tax consequences of the acquisition, ownership and disposition of our shares. Our intentions and beliefs described in this summary are based upon our understanding of applicable laws and regulations that are in effect as of the date of this Annual Report on Form 10-K. If new laws or regulations are enacted which impact us directly or indirectly, we may change our intentions or beliefs.

        Your federal income tax consequences may differ depending on whether or not you are a "U.S. shareholder." For purposes of this summary, a "U.S. shareholder" is:

  •
  a citizen or resident of the United States, including an alien individual who is a lawful permanent resident of the United States or meets the substantial presence residency test under the federal income tax laws;

  •
  an entity treated as a corporation for federal income tax purposes that is created or organized in or under the laws of the United States, any state thereof or the District of Columbia;

  •
  an estate the income of which is subject to federal income taxation regardless of its source; or

  •
  a trust if a court within the United States is able to exercise primary supervision over the administration of the trust and one or more United States persons have the authority to control all substantial decisions of the trust, or an electing trust in existence on August 20, 1996, to the extent provided in Treasury regulations;

whose status as a U.S. shareholder is not overridden by an applicable tax treaty. Conversely, a "non-U.S. shareholder" is a beneficial owner of our shares who is not a U.S. shareholder. If a partnership (including any entity treated as a partnership for federal income tax purposes) is a beneficial owner of our shares, the tax treatment of a partner in the partnership generally will depend upon the status of the partner and the activities of the partnership. A beneficial owner that is a partnership and partners in such a partnership are urged to consult their tax advisors about the federal income tax consequences of the acquisition, ownership and disposition of our shares.

Taxation as a REIT

        We will elect to be taxed as a REIT under Sections 856 through 860 of the IRC, commencing with our taxable year ending December 31, 2012. Our REIT election, assuming continuing compliance with the then applicable qualification tests, will continue in effect for subsequent taxable years. Although no assurance can be given, we believe that we have been organized and have operated, and will continue to be organized and to operate, in a manner that qualified and will continue to qualify us to be taxed under the IRC as a REIT. For periods ending on or before the date we ceased to be wholly-owned by CWH, each of us and any of our then existing subsidiaries was at all times either a qualified REIT subsidiary of CWH within the meaning of Section 856(i) of the IRC or a noncorporate entity that for federal income tax purposes was not treated as separate from CWH under regulations issued under Section 7701 of the IRC. During such periods, we and any of our then existing subsidiaries were not taxpayers separate from CWH for federal income tax purposes. For those periods, CWH remains, pursuant to the transaction agreement we entered into with CWH at the time of our initial public offering, which we refer to as the transaction agreement, solely responsible for the federal income tax with respect to our assets, liabilities and items of income, deduction and credit, as well as the federal income tax filings in respect of our and any of our then existing subsidiaries' operations.

        As a REIT, we generally are not subject to federal income tax on our net income distributed as dividends to our shareholders. Distributions to our shareholders generally are included in their income as dividends to the extent of our current or accumulated earnings and profits. Our dividends are not generally entitled to the preferential tax rates on qualified dividend income, but a portion of our dividends may be treated as capital gain dividends or qualified dividend income, all as explained below. No portion of any of our dividends is eligible for the dividends received deduction for corporate shareholders. Distributions in excess of current or accumulated earnings and profits generally are treated for federal income tax purposes as returns of capital to the extent of a recipient shareholder's basis in our shares, and will reduce this basis. Our current or accumulated earnings and profits are generally allocated first to distributions made on our preferred shares, of which there are none outstanding at this time, and thereafter to distributions made on our common shares. For all these purposes, our distributions include both cash distributions and any in kind distributions of property that we might make.

        Our counsel, Sullivan & Worcester LLP, has provided to us an opinion that we have been organized and will have qualified as a REIT under the IRC for our 2012 taxable year upon our filing of a timely income tax return for that year, and that our current investments and plan of operation will enable us to continue to meet the requirements for qualification and taxation as a REIT under the IRC. Our counsel's opinions are conditioned upon the assumption that our leases, our declaration of trust and all other legal documents to which we are or have been a party have been and will be complied with by all parties to those documents, upon the accuracy and completeness of the factual matters described in this Annual Report on Form 10-K and upon representations made by us as to certain factual matters relating to our organization and operations and our expected manner of operation. If this assumption or a representation is inaccurate or incomplete, our counsel's opinions may be adversely affected and may not be relied upon. The opinions of our tax counsel are based upon the law as it exists today, but the law may change in the future, possibly with retroactive effect. Given the highly complex nature of the rules governing REITs, the ongoing importance of factual determinations, and the possibility of future changes in our circumstances, no assurance can be given by Sullivan & Worcester LLP or us that we will qualify as or be taxed as a REIT for any particular year. Any opinion of Sullivan & Worcester LLP as to our qualification or taxation as a REIT will be expressed as of the date issued. Our counsel will have no obligation to advise us or our shareholders of any subsequent change in the matters stated, represented or assumed or of any subsequent change in the applicable law. Also, the opinions of tax counsel are not binding on either the IRS or a court, and either could take a position different from that expressed by tax counsel.

        Our continued qualification and taxation as a REIT will depend upon our compliance on a continuing basis with various qualification tests imposed under the IRC and summarized below. While we believe that we will satisfy these tests, our counsel does not review compliance with these tests on a continuing basis. If we fail to qualify as a REIT in any year, we will be subject to federal income taxation as if we were a corporation taxed under subchapter C of the IRC, or a C corporation, and our shareholders will be taxed like shareholders of C corporations, meaning that federal income tax generally will be applied at both the corporate and shareholder levels. In this event, we could be subject to significant tax liabilities, and the amount of cash available for distribution to our shareholders could be reduced or eliminated.

        If we qualify as a REIT and meet the tests described below, we generally will not pay federal income tax on amounts we distribute to our shareholders. However, even if we qualify as a REIT, we may be subject to federal tax in the following circumstances:

  •
  We will be taxed at regular corporate rates on any undistributed "real estate investment trust taxable income," including our undistributed net capital gains.

  •
  If our alternative minimum taxable income exceeds our taxable income, we may be subject to the corporate alternative minimum tax on our items of tax preference.

  •
  If we have net income from the disposition of "foreclosure property" that is held primarily for sale to customers in the ordinary course of business or from other nonqualifying income from foreclosure property, we will be subject to tax on this income at the highest regular corporate rate, currently 35%.

  •
  If we have net income from prohibited transactions—that is, dispositions of inventory or property held primarily for sale to customers in the ordinary course of business other than dispositions of foreclosure property and other than dispositions excepted under a statutory safe harbor—we will be subject to tax on this income at a 100% rate.

  •
  If we fail to satisfy the 75% gross income test or the 95% gross income test discussed below, but nonetheless maintain our qualification as a REIT, we will be subject to tax at a 100% rate on the greater of the amount by which we fail the 75% or the 95% test, with adjustments, multiplied by a fraction intended to reflect our profitability.

  •
  If we fail to distribute for any calendar year at least the sum of 85% of our REIT ordinary income for that year, 95% of our REIT capital gain net income for that year and any undistributed taxable income from prior periods, we will be subject to a 4% nondeductible excise tax on the excess of the required distribution over the amounts actually distributed.

  •
  If we acquire an asset from a corporation in a transaction in which our basis in the asset is determined by reference to the basis of the asset in the hands of a present or former C corporation, and if we subsequently recognize gain on the disposition of this asset during a specified period (generally, ten years) beginning on the date on which the asset ceased to be owned by the C corporation, then we will pay tax at the highest regular corporate tax rate, which is currently 35%, on the lesser of the excess of the fair market value of the asset over the C corporation's basis in the asset on the date the asset ceased to be owned by the C corporation, or the gain we recognize in the disposition.

  •
  If we acquire a corporation in a transaction where we succeed to its tax attributes, to preserve our status as a REIT we must generally distribute all of the C corporation earnings and profits inherited in that acquisition, if any, not later than the end of our taxable year in which the acquisition occurs. However, if we fail to do so, relief provisions would allow us to maintain our status as a REIT provided we distribute any subsequently discovered C corporation earnings and profits and pay an interest charge in respect of the period of delayed distribution.

  •
  As summarized below, REITs are permitted within limits to own stock and securities of a "taxable REIT subsidiary." A taxable REIT subsidiary is separately taxed on its net income as a C corporation, and is subject to limitations on the deductibility of interest expense paid to its REIT parent. In addition, its REIT parent is subject to a 100% tax on the difference between amounts charged and redetermined rents and deductions, including excess interest.

  •
  If and to the extent we invest in properties in foreign jurisdictions, our income from those properties will generally be subject to tax in those jurisdictions. If we continue to operate as we do, then we will distribute all of our taxable income to our shareholders such that we will generally not pay federal income tax. As a result, we cannot recover the cost of foreign income taxes imposed on our foreign investments by claiming foreign tax credits against our federal income tax liability. Also, we cannot pass through to our shareholders any foreign tax credits.

        If we fail to qualify or elect not to qualify as a REIT, then we will be subject to federal income tax in the same manner as a regular C corporation. Further, as a regular C corporation, distributions to our shareholders will not be deductible by us, nor will distributions be required under the IRC. Also, to the extent of our current and accumulated earnings and profits, all distributions to our shareholders will generally be taxable as ordinary dividends potentially eligible for preferential tax rates discussed below in "Taxation of U.S. Shareholders" and, subject to limitations in the IRC, will be eligible for the dividends received deduction for corporate shareholders. Finally, we will generally be disqualified from qualification as a REIT for the four taxable years following disqualification. Our failure to qualify as a REIT for even one year could result in reduction or elimination of distributions to our shareholders, or in our incurring substantial indebtedness or liquidating substantial investments in order to pay the resulting corporate-level taxes. The IRC provides certain relief provisions under which we might avoid automatically ceasing to be a REIT for failure to meet certain REIT requirements, all as discussed in more detail below.

REIT Qualification Requirements

        General Requirements.    Section 856(a) of the IRC defines a REIT as a corporation, trust or association:

  (1)
  that is managed by one or more trustees or directors;

  (2)
  the beneficial ownership of which is evidenced by transferable shares or by transferable certificates of beneficial interest;

  (3)
  that would be taxable, but for Sections 856 through 859 of the IRC, as a C corporation;

  (4)
  that is not a financial institution or an insurance company subject to special provisions of the IRC;

  (5)
  the beneficial ownership of which is held by 100 or more persons;

  (6)
  that is not "closely held" as defined under the personal holding company stock ownership test, as described below; and

  (7)
  that meets other tests regarding income, assets and distributions, all as described below.

Section 856(b) of the IRC provides that conditions (1) through (4) must be met during the entire taxable year and that condition (5) must be met during at least 335 days of a taxable year of 12 months, or during a pro rata part of a taxable year of less than 12 months. Section 856(h)(2) of the IRC provides that neither condition (5) nor (6) need be met for our first taxable year as a REIT. We believe that we have met conditions (1) through (7) during each of the requisite periods ending on or before the close of our most recently completed taxable year, and that we will continue to meet these conditions in future taxable years. There can, however, be no assurance in this regard.

        By reason of condition (6), we will fail to qualify as a REIT for a taxable year if at any time during the last half of a year (except for our first taxable year as a REIT) more than 50% in value of our outstanding shares is owned directly or indirectly by five or fewer individuals. To help comply with condition (6), our declaration of trust restricts transfers of our shares that would otherwise result in concentrated ownership positions. In addition, if we comply with applicable Treasury regulations to ascertain the ownership of our shares and do not know, or by exercising reasonable diligence would not have known, that we failed condition (6), then we will be treated as having met condition (6). However, our failure to comply with these regulations for ascertaining ownership may result in a penalty of $25,000, or $50,000 for intentional violations. Accordingly, we have complied and will continue to comply with these regulations, including requesting annually from record holders of significant percentages of our shares information regarding the ownership of our shares. Under our declaration of trust, our shareholders are required to respond to these requests for information.

        For purposes of condition (6), the term "individuals" is defined in the IRC to include natural persons, supplemental unemployment compensation benefit plans, private foundations and portions of a trust permanently set aside or used exclusively for charitable purposes, but not other entities or qualified pension plans or profit-sharing trusts. As a result, REIT shares owned by an entity that is not an "individual" are considered to be owned by the direct and indirect owners of the entity that are individuals (as so defined), rather than to be owned by the entity itself. Similarly, REIT shares held by a qualified pension plan or profit-sharing trust are treated as held directly by the individual beneficiaries in proportion to their actuarial interests in such plan or trust. Consequently, five or fewer such trusts could own more than 50% of the interests in an entity without jeopardizing that entity's federal income tax qualification as a REIT. However, as discussed below, if a REIT is a "pension-held REIT," each qualified pension plan or profit-sharing pension trust owning more than 10% of the REIT's shares by value generally may be taxed on a portion of the dividends it receives from the REIT.

        The IRC provides that we will not automatically fail to be a REIT if we do not meet conditions (1) through (6), provided we can establish reasonable cause for any such failure. Each such excused failure will result in the imposition of a $50,000 penalty instead of REIT disqualification. It is impossible to state whether in all circumstances we would be entitled to the benefit of this relief provision. This relief provision applies to any failure of the applicable conditions, even if the failure first occurred in a prior taxable year.

        Our Wholly-Owned Subsidiaries and Our Investments through Partnerships.    Except in respect of taxable REIT subsidiaries as discussed below, Section 856(i) of the IRC provides that any corporation, 100% of whose stock is held by a REIT and its disregarded subsidiaries, is a qualified REIT subsidiary and shall not be treated as a separate corporation. The assets, liabilities and items of income, deduction and credit of a qualified REIT subsidiary are treated as the REIT's. We believe that each of our direct and indirect wholly-owned subsidiaries, other than the taxable REIT subsidiaries discussed below, will be either a qualified REIT subsidiary within the meaning of Section 856(i) of the IRC, or a noncorporate entity that for federal income tax purposes is not treated as separate from its owner under regulations issued under Section 7701 of the IRC. Thus, except for the taxable REIT subsidiaries discussed below, in applying all the federal income tax REIT qualification requirements described in this summary, all assets, liabilities and items of income, deduction and credit of our direct and indirect wholly-owned subsidiaries are treated as ours.

        We may invest in real estate through one or more entities that are treated as partnerships for federal income tax purposes, including limited or general partnerships, limited liability companies, or foreign entities. In the case of a REIT that is a partner in a partnership, regulations under the IRC provide that, for purposes of the REIT qualification requirements regarding income and assets discussed below, the REIT is deemed to own its proportionate share of the assets of the partnership corresponding to the REIT's proportionate capital interest in the partnership and is deemed to be entitled to the income of the partnership attributable to this proportionate share. In addition, for these purposes, the character of the assets and gross income of the partnership generally retains the same character in the hands of the REIT. Accordingly, our proportionate share of the assets, liabilities, and items of income of each partnership in which we become a partner is treated as ours for purposes of the income tests and asset tests discussed below. In contrast, for purposes of the distribution requirement discussed below, we would take into account as a partner our share of the partnership's income as determined under the general federal income tax rules governing partners and partnerships under Sections 701 through 777 of the IRC.

        Taxable REIT Subsidiaries.    We are permitted to own any or all of the securities of a "taxable REIT subsidiary" as defined in Section 856(l) of the IRC, provided that no more than 25% of the total value of our assets, at the close of each quarter, is comprised of our investments in the stock or securities of our taxable REIT subsidiaries. Among other requirements, a taxable REIT subsidiary of ours must:

          (1)   be a non-REIT corporation for federal income tax purposes in which we directly or indirectly own shares;

          (2)   join with us in making a taxable REIT subsidiary election;

          (3)   not directly or indirectly operate or manage a lodging facility or a health care facility; and

          (4)   not directly or indirectly provide to any person, under a franchise, license or otherwise, rights to any brand name under which any lodging facility or health care facility is operated, except that in limited circumstances a subfranchise, sublicense or similar right can be granted to an independent contractor to operate or manage a lodging facility or a health care facility.

        In addition, a corporation other than a REIT in which a taxable REIT subsidiary directly or indirectly owns more than 35% of the voting power or value will automatically be treated as a taxable REIT subsidiary. Subject to the discussion below, we believe that we and each of our taxable REIT subsidiaries have complied with, and will continue to comply with, on a continuous basis, the requirements for taxable REIT subsidiary status at all times during which the subsidiary's taxable REIT subsidiary election is reported as being in effect, and we believe that the same will be true for any taxable REIT subsidiary that we later form or acquire.

        Our ownership of stock and securities in taxable REIT subsidiaries is exempt from the 10% and 5% REIT asset tests discussed below. Also, as discussed below, taxable REIT subsidiaries can perform services for our tenants without disqualifying the rents we receive from those tenants under the 75% or 95% gross income tests discussed below. Moreover, because taxable REIT subsidiaries are taxed as C corporations that are separate from us, their assets, liabilities and items of income, deduction and credit generally are not imputed to us for purposes of the REIT qualification requirements described in this summary. Therefore, taxable REIT subsidiaries can generally undertake third-party management and development activities and activities not related to real estate.

        Restrictions are imposed on taxable REIT subsidiaries to ensure that they will be subject to an appropriate level of federal income taxation. For example, a taxable REIT subsidiary may not deduct interest paid in any year to an affiliated REIT to the extent that the interest payments exceed, generally, 50% of the taxable REIT subsidiary's adjusted taxable income for that year. However, the taxable REIT subsidiary may carry forward the disallowed interest expense to a succeeding year, and deduct the interest in that later year subject to that year's 50% adjusted taxable income limitation. In addition, if a taxable REIT subsidiary pays interest, rent or other amounts to its affiliated REIT in an amount that exceeds what an unrelated third party would have paid in an arm's length transaction, then the REIT generally will be subject to an excise tax equal to 100% of the excessive portion of the payment. Finally, if in comparison to an arm's length transaction, a tenant has overpaid rent to the REIT in exchange for underpaying the taxable REIT subsidiary for services rendered, and if the REIT has not adequately compensated the taxable REIT subsidiary for services provided to or on behalf of a tenant, then the REIT may be subject to an excise tax equal to 100% of the undercompensation to the taxable REIT subsidiary. There can be no assurance that arrangements involving our taxable REIT subsidiaries will not result in the imposition of one or more of these deduction limitations or excise taxes, but we do not believe that we are or will be subject to these impositions.

        Income Tests.    There are two gross income requirements for qualification as a REIT under the IRC:

  •
  At least 75% of our gross income (excluding: (a) gross income from sales or other dispositions of property held primarily for sale; (b) any income arising from "clearly identified" hedging transactions that we enter into to manage interest rate or price changes or currency fluctuations with respect to borrowings we incur to acquire or carry real estate assets; (c) any income arising from "clearly identified" hedging transactions that we enter into primarily to manage risk of currency fluctuations relating to any item that qualifies under the 75% or 95% gross income tests (or any property that generates such income or gain); (d) real estate foreign exchange gain (as defined in Section 856(n)(2) of the IRC); and (e) income from the repurchase or discharge of indebtedness) must be derived from investments relating to real property, including "rents from real property" as defined under Section 856 of the IRC, interest and gain from mortgages on real property, income and gain from foreclosure property, gain from the sale or other disposition of real property other than dealer property, or dividends and gain from shares in other REITs. When we receive new capital in exchange for our shares or in a public offering of five-year or longer debt instruments, income attributable to the temporary investment of this new capital in stock or a debt instrument, if received or accrued within one year of our receipt of the new capital, is generally also qualifying income under the 75% gross income test.

  •
  At least 95% of our gross income (excluding: (a) gross income from sales or other dispositions of property held primarily for sale; (b) any income arising from "clearly identified" hedging transactions that we enter into to manage interest rate or price changes or currency fluctuations with respect to borrowings we incur to acquire or carry real estate assets; (c) any income arising from "clearly identified" hedging transactions that we enter into primarily to manage risk of currency fluctuations relating to any item that qualifies under the 75% or 95% gross income tests (or any property that generates such income or gain); (d) passive foreign exchange gain (as defined in Section 856(n)(3) of the IRC); and (e) income from the repurchase or discharge of indebtedness) must be derived from a combination of items of real property income that satisfy the 75% gross income test described above, dividends, interest, or gains from the sale or disposition of stock, securities or real property.

For purposes of the 75% and 95% gross income tests outlined above, income derived from a "shared appreciation provision" in a mortgage loan is generally treated as gain recognized on the sale of the property to which it relates. Although we will use our best efforts to ensure that the income generated by our investments will be of a type that satisfies both the 75% and 95% gross income tests, there can be no assurance in this regard.

        In order to qualify as "rents from real property" under Section 856 of the IRC, several requirements must be met:

  •
  The amount of rent received generally must not be based on the income or profits of any person, but may be based on receipts or sales.

  •
  Rents do not qualify if the REIT owns 10% or more by vote or value of the tenant, whether directly or after application of attribution rules. While we intend not to lease property to any party if rents from that property would not qualify as rents from real property, application of the 10% ownership rule is dependent upon complex attribution rules and circumstances that may be beyond our control. For example, an unaffiliated third party's ownership directly or by attribution of 10% or more by value of our shares, as well as an ownership position in the stock of one of our tenants which, when added to our own ownership position in that tenant, totals 10% or more by vote or value of the stock of that tenant, would result in that tenant's rents not qualifying as rents from real property. Our declaration of trust disallows transfers or purported acquisitions, directly or by attribution, of our shares to the extent necessary to maintain our REIT status under the IRC. Similarly, for the purpose of CWH retaining its own REIT status under the IRC, CWH's organizational documents contain similar provisions to limit concentrated ownership of beneficial positions in CWH. Furthermore, for as long as CWH owns more than 9.8% of our outstanding shares, we and CWH have agreed to limit ownership in any of our tenants to no more than 4.9% by each party, so that our combined ownership will remain under 10%, and we have also agreed to take reasonable actions to facilitate the REIT status under the IRC of the other. Nevertheless, there can be no assurance that these provisions in our and CWH's organizational documents and in our transaction agreement with CWH will be effective to prevent our REIT status from being jeopardized under the 10% affiliated tenant rule. Furthermore, there can be no assurance that we will be able to monitor and enforce these restrictions, nor will our shareholders necessarily be aware of ownership of shares attributed to them under the IRC's attribution rules.

  •
  There is a limited exception to the above prohibition on earning "rents from real property" from a 10% affiliated tenant, if the tenant is a taxable REIT subsidiary. If at least 90% of the leased space of a property is leased to tenants other than taxable REIT subsidiaries and 10% affiliated tenants, and if the taxable REIT subsidiary's rent for space at that property is substantially comparable to the rents paid by nonaffiliated tenants for comparable space at the property, then otherwise qualifying rents paid by the taxable REIT subsidiary to the REIT will not be disqualified on account of the rule prohibiting 10% affiliated tenants.

  •
  In order for rents to qualify, we generally must not manage the property or furnish or render services to the tenants of the property, except through an independent contractor from whom we derive no income or through one of our taxable REIT subsidiaries. There is an exception to this rule permitting a REIT to perform customary tenant services of the sort that a tax-exempt organization could perform without being considered in receipt of "unrelated business taxable income" as defined in Section 512(b)(3) of the IRC. In addition, a de minimis amount of noncustomary services will not disqualify income as "rents from real property" so long as the value of the impermissible services does not exceed 1% of the gross income from the property.

  •
  If rent attributable to personal property leased in connection with a lease of real property is 15% or less of the total rent received under the lease, then the rent attributable to personal property will qualify as "rents from real property"; if this 15% threshold is exceeded, the rent attributable to personal property will not so qualify. The portion of rental income treated as attributable to personal property is determined according to the ratio of the fair market value of the personal property to the total fair market value of the real and personal property that is rented.

We believe that all or substantially all our rents have qualified and will qualify as rents from real property for purposes of Section 856 of the IRC.

        In order to qualify as mortgage interest on real property for purposes of the 75% test, interest must derive from a mortgage loan secured by real property with a fair market value, at the time the loan is made, at least equal to the amount of the loan. If the amount of the loan exceeds the fair market value of the real property, the interest will be treated as interest on a mortgage loan in a ratio equal to the ratio of the fair market value of the real property to the total amount of the mortgage loan.

        Absent the "foreclosure property" rules of Section 856(e) of the IRC, a REIT's receipt of business operating income from a property would not qualify under the 75% and 95% gross income tests. But as foreclosure property, gross income from such a business operation would so qualify. In the case of property leased by a REIT to a tenant, foreclosure property is defined under applicable Treasury regulations to include generally the real property and incidental personal property that the REIT reduces to possession upon a default or imminent default under the lease by the tenant, and as to which a foreclosure property election is made by attaching an appropriate statement to the REIT's federal income tax return. Any gain that a REIT recognizes on the sale of foreclosure property held as inventory or primarily for sale to customers, plus any income it receives from foreclosure property that would not qualify under the 75% gross income test in the absence of foreclosure property treatment, reduced by expenses directly connected with the production of those items of income, would be subject to income tax at the maximum corporate rate, currently 35%, under the foreclosure property income tax rules of Section 857(b)(4) of the IRC. Thus, if a REIT should lease foreclosure property in exchange for rent that qualifies as "rents from real property" as described above, then that rental income is not subject to the foreclosure property income tax.

        Other than sales of foreclosure property, any gain we realize on the sale of property held as inventory or other property held primarily for sale to customers in the ordinary course of business will be treated as income from a prohibited transaction that is subject to a penalty tax at a 100% rate. This prohibited transaction income also may adversely affect our ability to satisfy the 75% and 95% gross income tests for federal income tax qualification as a REIT. We cannot provide assurances as to whether or not the IRS might successfully assert that one or more of our dispositions would be subject to the 100% penalty tax. However, we believe that dispositions of assets that we might make will not be subject to the 100% penalty tax, because we intend to:

  •
  own our assets for investment with a view to long-term income production and capital appreciation;

  •
  engage in the business of developing, owning, leasing and managing our existing properties and acquiring, developing, owning, leasing and managing new properties; and

  •
  make occasional dispositions of our assets consistent with our long-term investment objectives.

        If we fail to satisfy one or both of the 75% or the 95% gross income tests in any taxable year, we may nevertheless qualify as a REIT for that year if we satisfy the following requirements:

  •
  our failure to meet the test is due to reasonable cause and not due to willful neglect; and

  •
  after we identify the failure, we file a schedule describing each item of our gross income included in the 75% or 95% gross income tests for that taxable year.

It is impossible to state whether in all circumstances we would be entitled to the benefit of this relief provision for the 75% and 95% gross income tests. Even if this relief provision does apply, a 100% tax is imposed upon the greater of the amount by which we failed the 75% test or the amount by which we failed the 95% test, with adjustments, multiplied by a fraction intended to reflect our profitability. This relief provision applies to any failure of the applicable income tests, even if the failure first occurred in a year prior to the taxable year in which the failure was discovered.

        Asset Tests.    At the close of each quarter of each taxable year, we must also satisfy the following asset percentage tests in order to qualify as a REIT for federal income tax purposes:

  •
  At least 75% of our total assets must consist of real estate assets, cash and cash items, shares in other REITs, government securities and temporary investments of new capital (that is, stock or debt instruments purchased with proceeds of a stock offering or a public offering of our debt with a term of at least five years, but only for the one-year period commencing with our receipt of the offering proceeds).

  •
  Not more than 25% of our total assets may be represented by securities other than those securities that count favorably toward the preceding 75% asset test.

  •
  Of the investments included in the preceding 25% asset class, the value of any one non-REIT issuer's securities that we own may not exceed 5% of the value of our total assets. In addition, we may not own more than 10% of the vote or value of any one non-REIT issuer's outstanding securities, unless the securities are "straight debt" securities or otherwise excepted as discussed below. Our stock and securities in a taxable REIT subsidiary are exempted from these 5% and 10% asset tests.

  •
  No more than 25% of our total assets may be represented by stock or securities of taxable REIT subsidiaries.

        When a failure to satisfy the above asset tests results from an acquisition of securities or other property during a quarter, the failure can be cured by disposition of sufficient nonqualifying assets within 30 days after the close of that quarter.

        In addition, if we fail the 5% value test or the 10% vote or value tests at the close of any quarter and do not cure such failure within 30 days after the close of that quarter, that failure will nevertheless be excused if (a) the failure is de minimis and (b) within 6 months after the last day of the quarter in which we identify the failure, we either dispose of the assets causing the failure or otherwise satisfy the 5% value and 10% vote and value asset tests. For purposes of this relief provision, the failure will be "de minimis" if the value of the assets causing the failure does not exceed the lesser of (a) 1% of the total value of our assets at the end of the relevant quarter or (b) $10,000,000. If our failure is not de minimis, or if any of the other REIT asset tests have been violated, we may nevertheless qualify as a REIT if (a) we provide the IRS with a description of each asset causing the failure, (b) the failure was due to reasonable cause and not willful neglect, (c) we pay a tax equal to the greater of (1) $50,000 or (2) the highest rate of corporate tax imposed (currently 35%) on the net income generated by the assets causing the failure during the period of the failure and (d) within 6 months after the last day of the quarter in which we identify the failure, we either dispose of the assets causing the failure or otherwise satisfy all of the REIT asset tests. These relief provisions apply to any failure of the applicable asset tests, even if the failure first occurred in a year prior to the taxable year in which the failure was discovered.

        The IRC also provides an excepted securities safe harbor to the 10% value test that includes among other items (a) "straight debt" securities, (b) certain rental agreements in which payment is to be made in subsequent years, (c) any obligation to pay rents from real property, (d) securities issued by governmental entities that are not dependent in whole or in part on the profits of or payments from a nongovernmental entity and (e) any security issued by another REIT.

        We have maintained and will continue to maintain records of the value of our assets to document our compliance with the above asset tests, and intend to take actions as may be required to cure any failure to satisfy the tests within 30 days after the close of any quarter or within the six month periods described above.

        Annual Distribution Requirements.    In order to qualify for taxation as a REIT under the IRC, we are required to make annual distributions other than capital gain dividends to our shareholders in an amount at least equal to the excess of:

          (A)  the sum of 90% of our "real estate investment trust taxable income," as defined in Section 857 of the IRC, computed by excluding any net capital gain and before taking into account any dividends paid deduction for which we are eligible, and 90% of our net income after tax, if any, from property received in foreclosure, over

          (B)  the sum of our qualifying noncash income, e.g., imputed rental income or income from transactions inadvertently failing to qualify as like-kind exchanges.

The distributions must be paid in the taxable year to which they relate, or in the following taxable year if declared before we timely file our federal income tax return for the earlier taxable year and if paid on or before the first regular distribution payment after that declaration. If a dividend is declared in October, November or December to shareholders of record during one of those months, and is paid during the following January, then for federal income tax purposes the dividend will be treated as having been both paid and received on December 31 of the prior taxable year. A distribution which is not pro rata within a class of our beneficial interests entitled to a distribution, or which is not consistent with the rights to distributions among our classes of beneficial interests, is a preferential distribution that is not taken into consideration for purposes of the distribution requirements, and accordingly the payment of a preferential distribution could affect our ability to meet the distribution requirements. Taking into account our distribution policies, including the dividend reinvestment plan we have adopted, we do not believe that we have made or will make any preferential distributions. The distribution requirements may be waived by the IRS if a REIT establishes that it failed to meet them by reason of distributions previously made to meet the requirements of the 4% excise tax discussed below. To the extent that we do not distribute all of our net capital gain and all of our real estate investment trust taxable income, as adjusted, we will be subject to federal income tax on undistributed amounts.

        In addition, we will be subject to a 4% nondeductible excise tax to the extent we fail within a calendar year to make required distributions to our shareholders of 85% of our ordinary income and 95% of our capital gain net income plus the excess, if any, of the "grossed up required distribution" for the preceding calendar year over the amount treated as distributed for that preceding calendar year. For this purpose, the term "grossed up required distribution" for any calendar year is the sum of our taxable income for the calendar year without regard to the deduction for dividends paid and all amounts from earlier years that are not treated as having been distributed under the provision. We will be treated as having sufficient earnings and profits to treat as a dividend any distribution by us up to the amount required to be distributed in order to avoid imposition of the 4% excise tax.

        If we do not have enough cash or other liquid assets to meet the 90% distribution requirements, we may find it necessary and desirable to arrange for new debt or equity financing to provide funds for required distributions in order to maintain our REIT status. We can provide no assurance that financing would be available for these purposes on favorable terms.

        We may be able to rectify a failure to pay sufficient dividends for any year by paying "deficiency dividends" to shareholders in a later year. These deficiency dividends may be included in our deduction for dividends paid for the earlier year, but an interest charge would be imposed upon us for the delay in distribution.

        In addition to the other distribution requirements above, to preserve our status as a REIT we are required to timely distribute C corporation earnings and profits that we inherit from acquired corporations.

Depreciation and Federal Income Tax Treatment of Leases

        Our initial tax bases in our assets will generally be our acquisition cost. We will generally depreciate our depreciable real property on a straight-line basis over 40 years and our personal property over the applicable shorter periods. These depreciation schedules may vary for properties that we acquire through tax-free or carryover basis acquisitions, for example our initial portfolio acquired from CWH as discussed below.

        The initial tax bases and depreciation schedules for the assets we held immediately after we separated from CWH in March 2012 depend upon whether the deemed exchange that resulted from that separation was an exchange governed by Section 351 or instead Section 1001 of the IRC. Our tax counsel, Sullivan & Worcester LLP, provided to us an opinion that the deemed exchange should be treated as an exchange governed by Section 351 of the IRC, and we have agreed to perform and will perform all our tax reporting accordingly. This opinion was conditioned upon the assumption that the transaction agreement governing our separation had been and will be complied with by all parties thereto, upon the accuracy and completeness of the factual matters described in our Registration Statement on Form S-11 filed in connection with our initial public offering and upon representations made by us and CWH as to specified factual matters. Therefore, we carried over CWH's tax basis and depreciation schedule in each of the assets that we received from CWH, adjusted by the gain recognized by CWH in the deemed exchange. This conclusion regarding the applicability of Section 351 is dependent upon favorable determinations with regard to each of the following issues: (a) Section 351(e) of the IRC did not apply to the deemed exchange, or else it would have disqualified the deemed exchange from Section 351 treatment altogether; and (b) a judicial recharacterization rule, developed in Waterman Steamship v. Commissioner, 430 F.2d 1185 (5th Cir. 1970), and subsequent tax cases, did not apply to recharacterize our cash payment to CWH in the separation in a manner that renders the deemed exchange a Section 1001 transaction under the IRC. There can be no assurance that the IRS or a court would reach the same conclusion.

        If, contrary to our belief and the opinion of our tax counsel, the deemed exchange was taxable to CWH because Section 1001 of the IRC applied instead of Section 351 of the IRC, then we would be treated as though we acquired our initial assets from CWH in a fully taxable acquisition, thereby acquiring tax bases in our assets that would be depreciable over longer depreciable lives. In that event, we estimate that our aggregate depreciation deductions for our initial taxable year and many taxable years thereafter would be lower. If the IRS were to successfully challenge our reported depreciation methods and the associated tax reporting, then, including for purposes of qualifying for taxation as a REIT, we could be required to amend our tax reports, including those sent to our shareholders, or could be required to pay deficiency dividends, including the associated interest charge, as discussed above.

        We are entitled to depreciation deductions from our facilities only if we are treated for federal income tax purposes as the owner of the facilities. This means that the leases of the facilities must be classified for federal income tax purposes as true leases, rather than as sales or financing arrangements, and we believe this to be the case. In the case of any sale-leaseback arrangements, the IRS could assert that we realized or will realize prepaid rental income in the year of purchase to the extent that the value of a leased property, at the time of purchase, exceeds or exceeded the purchase price for that property. While we believe that the value of leased property at the time of any such purchase will or did not exceed the purchase price, because of the lack of clear precedent we cannot provide assurances as to whether the IRS might successfully assert the existence of prepaid rental income in any such sale-leaseback transaction.

Taxation of U.S. Shareholders

        For noncorporate U.S. shareholders, to the extent that their total adjusted income does not exceed applicable thresholds, the maximum federal income tax rate for long-term capital gains and most corporate dividends is generally 15%. For those noncorporate U.S. shareholders whose total adjusted income exceeds such income thresholds, the maximum federal income tax rate for long-term capital gains and most corporate dividends is generally 20%. However, because we are not generally subject to federal income tax on the portion of our REIT taxable income distributed to our shareholders, dividends on our shares generally are not eligible for such preferential tax rates. As a result, our ordinary dividends continue to be taxed at the higher federal income tax rates applicable to ordinary income. However, the preferential federal income tax rates for long-term capital gains and for dividends generally apply to:

          (1)   long-term capital gains, if any, recognized on the disposition of our shares;

          (2)   our distributions designated as long-term capital gain dividends (except to the extent attributable to real estate depreciation recapture, in which case the distributions are subject to a maximum 25% federal income tax rate);

          (3)   our dividends attributable to dividends, if any, received by us from C corporations such as taxable REIT subsidiaries; and

          (4)   our dividends to the extent attributable to income upon which we have paid federal corporate income tax.

        As long as we qualify as a REIT for federal income tax purposes, a distribution to our U.S. shareholders that we do not designate as a capital gain dividend will be treated as an ordinary income dividend to the extent of our current or accumulated earnings and profits. Distributions made out of our current or accumulated earnings and profits that we properly designate as capital gain dividends generally will be taxed as long-term capital gains, as discussed below, to the extent they do not exceed our actual net capital gain for the taxable year. However, corporate shareholders may be required to treat up to 20% of any capital gain dividend as ordinary income under Section 291 of the IRC.

        In addition, we may elect to retain net capital gain income and treat it as constructively distributed. In that case:

  (1)
  we will be taxed at regular corporate capital gains tax rates on retained amounts;

  (2)
  each U.S. shareholder will be taxed on its designated proportionate share of our retained net capital gains as though that amount were distributed and designated a capital gain dividend;

  (3)
  each U.S. shareholder will receive a credit for its designated proportionate share of the tax that we pay;

  (4)
  each U.S. shareholder will increase its adjusted basis in our shares by the excess of the amount of its proportionate share of these retained net capital gains over its proportionate share of the tax that we pay; and

  (5)
  both we and our corporate shareholders will make commensurate adjustments in our respective earnings and profits for federal income tax purposes.

If we elect to retain our net capital gains in this fashion, we will notify our U.S. shareholders of the relevant tax information within 60 days after the close of the affected taxable year.

        If for any taxable year we designate capital gain dividends for U.S. shareholders, then a portion of the capital gain dividends we designate will be allocated to the holders of a particular class of shares on a percentage basis equal to the ratio of the amount of the total dividends paid or made available for the year to the holders of that class of shares to the total dividends paid or made available for the year to holders of all classes of our shares. We will similarly designate the portion of any capital gain dividend that is to be taxed to noncorporate U.S. shareholders at preferential maximum rates (including any capital gains attributable to real estate depreciation recapture that are subject to a maximum 25% federal income tax rate) so that the designations will be proportionate among all classes of our shares.

        Distributions in excess of current or accumulated earnings and profits will not be taxable to a U.S. shareholder to the extent that they do not exceed the shareholder's adjusted tax basis in the shareholder's shares, but will reduce the shareholder's basis in those shares. To the extent that these excess distributions exceed the adjusted basis of a U.S. shareholder's shares, they will be included in income as capital gain, with long-term gain generally taxed to noncorporate U.S. shareholders at preferential maximum rates. No U.S. shareholder may include on his federal income tax return any of our net operating losses or any of our capital losses.

        If a dividend is declared in October, November or December to shareholders of record during one of those months, and is paid during the following January, then for federal income tax purposes the dividend will be treated as having been both paid and received on December 31 of the prior taxable year. Also, items that are treated differently for regular and alternative minimum tax purposes are to be allocated between a REIT and its shareholders under Treasury regulations which are to be prescribed. It is possible that these Treasury regulations will require tax preference items to be allocated to our shareholders with respect to any accelerated depreciation or other tax preference items that we claim.

        A U.S. shareholder will generally recognize gain or loss equal to the difference between the amount realized and the shareholder's adjusted basis in our shares that are sold or exchanged. This gain or loss will be capital gain or loss, and will be long-term capital gain or loss if the shareholder's holding period in the shares exceeds one year. In addition, any loss upon a sale or exchange of our shares held for six months or less will generally be treated as a long-term capital loss to the extent of our long-term capital gain dividends during the holding period.

        For taxable years beginning after December 31, 2012, U.S. shareholders who are individuals, estates or trusts are generally required to pay a new 3.8% Medicare tax on their net investment income (including dividends on and gains from the sale or other disposition of our shares), or in the case of estates and trusts on their net investment income that is not distributed, in each case to the extent that their total adjusted income exceeds applicable thresholds. For unmarried individuals, estates and trusts, the threshold is $200,000; for married individuals filing jointly, the threshold is $250,000; and for married individuals filing separately, the threshold is $125,000.

        The IRC imposes a penalty for the failure to properly disclose a "reportable transaction." A reportable transaction currently includes, among other things, a sale or exchange of our shares resulting in a tax loss in excess of (a) $10 million in any single year or $20 million in any combination of years in the case of our shares held by a C corporation or by a partnership with only C corporation partners or (b) $2 million in any single year or $4 million in any combination of years in the case of our shares held by any other partnership or an S corporation, trust or individual, including losses that flow through pass through entities to individuals. A taxpayer discloses a reportable transaction by filing IRS Form 8886 with its federal income tax return and, in the first year of filing, a copy of Form 8886 must be sent to the IRS's Office of Tax Shelter Analysis. The penalty for failing to disclose a reportable transaction is generally $10,000 in the case of a natural person and $50,000 in any other case.

        Noncorporate U.S. shareholders who borrow funds to finance their acquisition of our shares could be limited in the amount of deductions allowed for the interest paid on the indebtedness incurred. Under Section 163(d) of the IRC, interest paid or accrued on indebtedness incurred or continued to purchase or carry property held for investment is generally deductible only to the extent of the investor's net investment income. A U.S. shareholder's net investment income will include ordinary income dividend distributions received from us and, if an appropriate election is made by the shareholder, capital gain dividend distributions and qualified dividends received from us; however, distributions treated as a nontaxable return of the shareholder's basis will not enter into the computation of net investment income.

Taxation of Tax-Exempt Shareholders

        Subject to the pension-held REIT rules discussed below, our distributions made to shareholders that are tax-exempt pension plans, individual retirement accounts or other qualifying tax-exempt entities should not constitute unrelated business taxable income, provided that the shareholder has not financed its acquisition of our shares with "acquisition indebtedness" within the meaning of the IRC, and provided further that, consistent with our present intent, we do not hold a residual interest in a real estate mortgage investment conduit.

        Tax-exempt pension trusts that own more than 10% by value of a "pension-held REIT" at any time during a taxable year may be required to treat a percentage of all dividends received from the pension-held REIT during the year as unrelated business taxable income. This percentage is equal to the ratio of:

  (1)
  the pension-held REIT's gross income derived from the conduct of unrelated trades or businesses, determined as if the pension-held REIT were a tax-exempt pension fund, less direct expenses related to that income, to

  (2)
  the pension-held REIT's gross income from all sources, less direct expenses related to that income,

except that this percentage shall be deemed to be zero unless it would otherwise equal or exceed 5%. A REIT is a pension-held REIT if:

  •
  the REIT is "predominantly held" by tax-exempt pension trusts; and

  •
  the REIT would fail to satisfy the "closely held" ownership requirement discussed above if the stock or beneficial interests in the REIT held by tax-exempt pension trusts were viewed as held by tax-exempt pension trusts rather than by their respective beneficiaries.

A REIT is predominantly held by tax-exempt pension trusts if at least one tax-exempt pension trust owns more than 25% by value of the REIT's stock or beneficial interests, or if one or more tax-exempt pension trusts, each owning more than 10% by value of the REIT's stock or beneficial interests, own in the aggregate more than 50% by value of the REIT's stock or beneficial interests. Because of the share ownership concentration restrictions in our declaration of trust, we believe that we are not and will not become a pension-held REIT. However, because our shares are publicly traded, we cannot completely control whether or not we are or will become a pension-held REIT.

        Social clubs, voluntary employee benefit associations, supplemental unemployment benefit trusts and qualified group legal services plans exempt from federal income taxation under Sections 501(c)(7), (c)(9), (c)(17) and (c)(20) of the IRC, respectively, are subject to different unrelated business taxable income rules, which generally will require them to characterize distributions from a REIT as unrelated business taxable income. In addition, these prospective investors should consult their own tax advisors concerning any "set aside" or reserve requirements applicable to them.

Taxation of Non-U.S. Shareholders

        The rules governing the United States federal income taxation of non-U.S. shareholders are complex, and the following discussion is intended only as a summary of these rules. If you are a non-U.S. shareholder, we urge you to consult with your own tax advisor to determine the impact of

United States federal, state, local and foreign tax laws, including any tax return filing and other reporting requirements, with respect to your investment in our shares.

        In general, a non-U.S. shareholder will be subject to regular United States federal income tax in the same manner as a U.S. shareholder with respect to its investment in our shares if that investment is effectively connected with the non-U.S. shareholder's conduct of a trade or business in the United States (and, if provided by an applicable income tax treaty, is attributable to a permanent establishment or fixed base the non-U.S. shareholder maintains in the United States). In addition, a corporate non-U.S. shareholder that receives income that is or is deemed effectively connected with a trade or business in the United States may also be subject to the 30% branch profits tax under Section 884 of the IRC, which is payable in addition to regular United States federal corporate income tax. The balance of this discussion of the United States federal income taxation of non-U.S. shareholders addresses only those non-U.S. shareholders whose investment in our shares is not effectively connected with the conduct of a trade or business in the United States.

        A distribution by us to a non-U.S. shareholder that is not attributable to gain from the sale or exchange of a United States real property interest and that is not designated as a capital gain dividend will be treated as an ordinary income dividend to the extent that it is made out of current or accumulated earnings and profits. A distribution of this type will generally be subject to United States federal income tax and withholding at the rate of 30%, or at a lower rate if the non-U.S. shareholder has in the manner prescribed by the IRS demonstrated its entitlement to benefits under a tax treaty. In the case of any in kind distributions of property, we or other applicable withholding agents will collect the amount required to be withheld by reducing to cash for remittance to the IRS a sufficient portion of the property that the non-U.S. shareholder would otherwise receive, and the non-U.S. shareholder may bear brokerage or other costs for this withholding procedure. Because we cannot determine our current and accumulated earnings and profits until the end of the taxable year, withholding at the rate of 30% or applicable lower treaty rate will generally be imposed on the gross amount of any distribution to a non-U.S. shareholder that we make and do not designate as a capital gain dividend. Notwithstanding this withholding on distributions in excess of our current and accumulated earnings and profits, these distributions are a nontaxable return of capital to the extent that they do not exceed the non-U.S. shareholder's adjusted basis in our shares, and the nontaxable return of capital will reduce the adjusted basis in these shares. To the extent that distributions in excess of current and accumulated earnings and profits exceed the non-U.S. shareholder's adjusted basis in our shares, the distributions will give rise to tax liability if the non-U.S. shareholder would otherwise be subject to tax on any gain from the sale or exchange of these shares, as discussed below. A non-U.S. shareholder may seek a refund from the IRS of amounts withheld on distributions to him in excess of our current and accumulated earnings and profits.

        From time to time, some of our distributions may be attributable to the sale or exchange of United States real property interests. However, capital gain dividends that are received by a non-U.S. shareholder, as well as dividends attributable to our sales of United States real property interests, will be subject to the taxation and withholding regime applicable to ordinary income dividends and the branch profits tax will not apply, provided that (1) these dividends are received with respect to a class of shares that is "regularly traded" on a domestic "established securities market" such as the New York Stock Exchange, or the NYSE, both as defined by applicable Treasury regulations, and (2) the non-U.S. shareholder does not own more than 5% of that class of shares at any time during the one-year period ending on the date of distribution of the applicable capital gain and United States real property interest dividends. If both of these provisions are satisfied, qualifying non-U.S. shareholders will not be subject to withholding either on capital gain dividends or on dividends that are attributable to our sales of United States real property interests as though those amounts were effectively connected with a United States trade or business, and qualifying non-U.S. shareholders will not be required to file United States federal income tax returns or pay branch profits tax in respect of these dividends.

Instead, these dividends will be subject to United States federal income tax and withholding as ordinary dividends, currently at a 30% tax rate unless reduced by applicable treaty, as discussed below. Although there can be no assurance in this regard, we believe that our common shares have been and will remain "regularly traded" on a domestic "established securities market" within the meaning of applicable Treasury regulations; however, we can provide no assurance that our shares will continue to be "regularly traded" on a domestic "established securities market" in future taxable years.

        Except as discussed above, for any year in which we qualify as a REIT, distributions that are attributable to gain from the sale or exchange of a United States real property interest are taxed to a non-U.S. shareholder as if these distributions were gains effectively connected with a trade or business in the United States conducted by the non-U.S. shareholder. Accordingly, a non-U.S. shareholder that does not qualify for the special rule above will be taxed on these amounts at the normal capital gain and other tax rates applicable to a U.S. shareholder, subject to any applicable alternative minimum tax and to a special alternative minimum tax in the case of nonresident alien individuals; such a non-U.S. shareholder will be required to file a United States federal income tax return reporting these amounts, even if applicable withholding is imposed as described below; and such a non-U.S. shareholder that is also a corporation may owe the 30% branch profits tax under Section 884 of the IRC in respect of these amounts. We or other applicable withholding agents will be required to withhold from distributions to such non-U.S. shareholders, and remit to the IRS, 35% of the maximum amount of any distribution that could be designated as a capital gain dividend. In addition, for purposes of this withholding rule, if we designate prior distributions as capital gain dividends, then subsequent distributions up to the amount of the designated prior distributions will be treated as capital gain dividends. The amount of any tax withheld is creditable against the non-U.S. shareholder's United States federal income tax liability, and the non-U.S. shareholder may file for a refund from the IRS of any amount of withheld tax in excess of that tax liability.

        A special "wash sale" rule applies to a non-U.S. shareholder who owns any class of our shares if (1) the shareholder owns more than 5% of that class of shares at any time during the one-year period ending on the date of the distribution described below, or (2) that class of our shares is not, within the meaning of applicable Treasury regulations, "regularly traded" on a domestic "established securities market" such as the NYSE. Although there can be no assurance in this regard, we believe that our common shares have been and will remain "regularly traded" on a domestic "established securities market" within the meaning of applicable Treasury regulations, all as discussed above; however, we can provide no assurance that our shares will continue to be "regularly traded" on a domestic "established securities market" in future taxable years. We thus anticipate this wash sale rule to apply, if at all, only to a non-U.S. shareholder that owns more than 5% of either our common shares or any class of our preferred shares. Such a non-U.S. shareholder will be treated as having made a "wash sale" of our shares if it (1) disposes of an interest in our shares during the 30 days preceding the ex-dividend date of a distribution by us that, but for such disposition, would have been treated by the non-U.S. shareholder in whole or in part as gain from the sale or exchange of a United States real property interest, and then (2) acquires or enters into a contract to acquire a substantially identical interest in our shares, either actually or constructively through a related party, during the 61-day period beginning 30 days prior to the ex-dividend date. In the event of such a wash sale, the non-U.S. shareholder will have gain from the sale or exchange of a United States real property interest in an amount equal to the portion of the distribution that, but for the wash sale, would have been a gain from the sale or exchange of a United States real property interest. As discussed above, a non-U.S. shareholder's gain from the sale or exchange of a United States real property interest can trigger increased United States taxes, such as the branch profits tax applicable to non-U.S. corporations, and increased United States tax filing requirements.

        If for any taxable year we designate capital gain dividends for our shareholders, then a portion of the capital gain dividends we designate will be allocated to the holders of a particular class of shares on a percentage basis equal to the ratio of the amount of the total dividends paid or made available for the year to the holders of that class of shares to the total dividends paid or made available for the year to holders of all classes of our shares.

        Tax treaties may reduce the withholding obligations on our distributions. Under some treaties, however, rates below 30% that are applicable to ordinary income dividends from United States corporations may not apply to ordinary income dividends from a REIT or may apply only if the REIT meets certain additional conditions. A non-U.S. shareholder must generally use an applicable IRS Form W-8, or substantially similar form, to claim tax treaty benefits. If the amount of tax withheld with respect to a distribution to a non-U.S. shareholder exceeds the shareholder's United States federal income tax liability with respect to the distribution, the non-U.S. shareholder may file for a refund of the excess from the IRS. The 35% withholding tax rate discussed above on some capital gain dividends corresponds to the maximum income tax rate applicable to corporate non-U.S. shareholders but is higher than the current preferential maximum rates on capital gains generally applicable to noncorporate non-U.S. shareholders. Treasury regulations also provide special rules to determine whether, for purposes of determining the applicability of a tax treaty, our distributions to a non-U.S. shareholder that is an entity should be treated as paid to the entity or to those owning an interest in that entity and whether the entity or its owners are entitled to benefits under the tax treaty. In the case of any in kind distributions of property, we or other applicable withholding agents will have to collect the amount required to be withheld by reducing to cash for remittance to the IRS a sufficient portion of the property that the non-U.S. shareholder would otherwise receive, and the non-U.S. shareholder may bear brokerage or other costs for this withholding procedure.

        Non-U.S. shareholders should generally be able to treat amounts we designate as retained but constructively distributed capital gains in the same manner as actual distributions of capital gain dividends by us. In addition, a non-U.S. shareholder should be able to offset as a credit against its federal income tax liability the proportionate share of the tax paid by us on such retained but constructively distributed capital gains. A non-U.S. shareholder may file for a refund from the IRS for the amount that the non-U.S. shareholder's proportionate share of tax paid by us exceeds its federal income tax liability on the constructively distributed capital gains.

        If our shares are not "United States real property interests" within the meaning of Section 897 of the IRC, then a non-U.S. shareholder's gain on sale of these shares generally will not be subject to United States federal income taxation, except that a nonresident alien individual who was in the United States for 183 days or more during the taxable year may be subject to a 30% tax on this gain. Our shares will not constitute a United States real property interest if we are a "domestically controlled REIT." A domestically controlled REIT is a REIT in which at all times during the preceding five-year period less than 50% in value of its shares is held directly or indirectly by foreign persons. We believe that we have been and will remain a domestically controlled REIT and thus a non-U.S. shareholder's gain on sale of our shares will not be subject to United States federal income taxation. However, because our shares are publicly traded, we can provide no assurance that we have been or will remain a domestically controlled REIT. If we are not a domestically controlled REIT, a non-U.S. shareholder's gain on sale of our shares will not be subject to United States federal income taxation as a sale of a United States real property interest, if that class of shares is "regularly traded," as defined by applicable Treasury regulations, on an established securities market like the NYSE, and the non-U.S. shareholder has at all times during the preceding five years owned 5% or less by value of that class of shares. In this regard, because the shares of others may be redeemed, a non-U.S. shareholder's percentage interest in a class of our shares may increase even if it acquires no additional shares in that class. If the gain on the sale of our shares were subject to United States federal income taxation, the non-U.S. shareholder will generally be subject to the same treatment as a U.S. shareholder with respect to its gain, will be required to file a United States federal income tax return reporting that gain, and a corporate non-U.S. shareholder might owe branch profits tax under Section 884 of the IRC. A purchaser of our shares from a non-U.S. shareholder will not be required to withhold on the purchase price if the purchased shares are regularly traded on an established securities market or if we are a domestically controlled REIT. Otherwise, a purchaser of our shares from a non-U.S. shareholder may be required to withhold 10% of the purchase price paid to the non-U.S. shareholder and to remit the withheld amount to the IRS.

Withholding and Information Reporting

        Information reporting and backup withholding may apply to distributions or proceeds paid to our shareholders under the circumstances discussed below. The backup withholding rate is currently 28%. Amounts withheld under backup withholding are generally not an additional tax and may be refunded by the IRS or credited against the shareholder's federal income tax liability. In the case of any in kind distributions of property by us to a shareholder, we or other applicable withholding agents will have to collect any applicable backup withholding by reducing to cash for remittance to the IRS a sufficient portion of the property that our shareholder would otherwise receive, and the shareholder may bear brokerage or other costs for this withholding procedure.

        A U.S. shareholder will be subject to backup withholding when it receives distributions on our shares or proceeds upon the sale, exchange, redemption, retirement or other disposition of our shares, unless the U.S. shareholder properly executes, or has previously properly executed, under penalties of perjury an IRS Form W-9 or substantially similar form that:

  •
  provides the U.S. shareholder's correct taxpayer identification number; and

  •
  certifies that the U.S. shareholder is exempt from backup withholding because it comes within an enumerated exempt category, it has not been notified by the IRS that it is subject to backup withholding, or it has been notified by the IRS that it is no longer subject to backup withholding.

If the U.S. shareholder has not provided and does not provide its correct taxpayer identification number on the IRS Form W-9 or substantially similar form, it may be subject to penalties imposed by the IRS, and we or other applicable withholding agents may have to withhold a portion of any distributions or proceeds paid to such U.S. shareholder. Unless the U.S. shareholder has established on a properly executed IRS Form W-9 or substantially similar form that it comes within an enumerated exempt category, distributions or proceeds on our shares paid to it during the calendar year, and the amount of tax withheld, if any, will be reported to it and to the IRS.

        Distributions on our shares to a non-U.S. shareholder during each calendar year and the amount of tax withheld, if any, will generally be reported to the non-U.S. shareholder and to the IRS. This information reporting requirement applies regardless of whether the non-U.S. shareholder is subject to withholding on distributions on our shares or whether the withholding was reduced or eliminated by an applicable tax treaty. Also, distributions paid to a non-U.S. shareholder on our shares may be subject to backup withholding, unless the non-U.S. shareholder properly certifies its non-U.S. shareholder status on an IRS Form W-8 or substantially similar form in the manner described above. Similarly, information reporting and backup withholding will not apply to proceeds a non-U.S. shareholder receives upon the sale, exchange, redemption, retirement or other disposition of our shares, if the non-U.S. shareholder properly certifies its non-U.S. shareholder status on an IRS Form W-8 or substantially similar form. Even without having executed an IRS Form W-8 or substantially similar form, however, in some cases information reporting and backup withholding will not apply to proceeds that a non-U.S. shareholder receives upon the sale, exchange, redemption, retirement or other disposition of our shares if the non-U.S. shareholder receives those proceeds through a broker's foreign office.

        Increased reporting obligations are scheduled to be imposed on non-United States financial institutions and other non-United States entities for purposes of identifying accounts and investments held directly or indirectly by United States persons. The failure to comply with these additional information reporting, certification and other specified requirements could result in withholding tax being imposed on payments of dividends and sales proceeds to applicable shareholders or intermediaries. Specifically, a 30% withholding tax is imposed on dividends on and gross proceeds from the sale or other disposition of our shares paid to a foreign financial institution or to a foreign nonfinancial entity, unless (1) the foreign financial institution undertakes applicable diligence and reporting obligations or (2) the foreign nonfinancial entity either certifies it does not have any substantial United States owners or furnishes identifying information regarding each substantial United States owner. In addition, if the payee is a foreign financial institution, it generally must enter into an agreement with the United States Treasury that requires, among other things, that it undertake to identify accounts held by applicable United States persons or United States-owned foreign entities, annually report specified information about such accounts, and withhold 30% on payments to noncertified holders. Pursuant to Treasury regulations, such withholding applies only to dividends paid on or after January 1, 2014, and to other "withholdable payments" (including payments of gross proceeds from a sale or other disposition of our shares) made on or after January 1, 2017. If you hold our shares through a non-United States intermediary or if you are a non-United States person, we urge you to consult your own tax advisor regarding foreign account tax compliance.

Other Tax Consequences

        Our tax treatment and that of our shareholders may be modified by legislative, judicial or administrative actions at any time, which actions may be retroactive in effect. The rules dealing with federal income taxation are constantly under review by Congress, the IRS and the United States Treasury, and statutory changes, new regulations, revisions to existing regulations and revised interpretations of established concepts are issued frequently. Likewise, the rules regarding taxes other than federal income taxes may also be modified. No prediction can be made as to the likelihood of passage of new tax legislation or other provisions, or the direct or indirect effect on us and our shareholders. Revisions to tax laws and interpretations of these laws could adversely affect the tax or other consequences of an investment in our shares. We and our shareholders may also be subject to taxation by state, local or other jurisdictions, including those in which we or our shareholders transact business or reside. These tax consequences may not be comparable to the federal income tax consequences discussed above.

 ERISA PLANS, KEOGH PLANS AND INDIVIDUAL RETIREMENT ACCOUNTS

General Fiduciary Obligations

        Fiduciaries of a pension, profit-sharing or other employee benefit plan subject to Title I of the Employee Retirement Income Security Act of 1974, as amended, or ERISA, must consider whether:

  •
  their investment in our shares satisfies the diversification requirements of ERISA;

  •
  the investment is prudent in light of possible limitations on the marketability of our shares;

  •
  they have authority to acquire our shares under the applicable governing instrument and Title I of ERISA; and

  •
  the investment is otherwise consistent with their fiduciary responsibilities.

        Trustees and other fiduciaries of an ERISA plan may incur personal liability for any loss suffered by the plan on account of a violation of their fiduciary responsibilities. In addition, these fiduciaries may be subject to a civil penalty of up to 20% of any amount recovered by the plan on account of a violation. Fiduciaries of any individual retirement account or annuity, or IRA, Roth IRA, tax-favored account (such as an Archer MSA, Coverdell education savings account or health savings account), Keogh Plan or other qualified retirement plan not subject to Title I of ERISA, or non-ERISA plans, should consider that a plan may only make investments that are authorized by the appropriate governing instrument.

        Fiduciaries considering an investment in our securities should consult their own legal advisors if they have any concern as to whether the investment is consistent with the foregoing criteria or is otherwise appropriate. The sale of our securities to a plan is in no respect a representation by us or any underwriter of the securities that the investment meets all relevant legal requirements with respect to investments by plans generally or any particular plan, or that the investment is appropriate for plans generally or any particular plan.

Prohibited Transactions

        Fiduciaries of ERISA plans and persons making the investment decision for an IRA or other non-ERISA plan should consider the application of the prohibited transaction provisions of ERISA and the IRC in making their investment decision. Sales and other transactions between an ERISA or non-ERISA plan, and persons related to it, are prohibited transactions. The particular facts concerning the sponsorship, operations and other investments of an ERISA plan or non-ERISA plan may cause a wide range of other persons to be treated as disqualified persons or parties in interest with respect to it. A prohibited transaction, in addition to imposing potential personal liability upon fiduciaries of ERISA plans, may also result in the imposition of an excise tax under the IRC or a penalty under ERISA upon the disqualified person or party in interest with respect to the plan. If the disqualified person who engages in the transaction is the individual on behalf of whom an IRA or Roth IRA is maintained or his beneficiary, the IRA or Roth IRA may lose its tax-exempt status and its assets may be deemed to have been distributed to the individual in a taxable distribution on account of the prohibited transaction, but no excise tax will be imposed. Fiduciaries considering an investment in our securities should consult their own legal advisors as to whether the ownership of our securities involves a prohibited transaction.

"Plan Assets" Considerations

        The United States Department of Labor has issued a regulation defining "plan assets." The regulation generally provides that when an ERISA or non-ERISA plan acquires a security that is an equity interest in an entity and that security is neither a "publicly offered security" nor a security issued by an investment company registered under the Investment Company Act of 1940, as amended, the

ERISA plan's or non-ERISA plan's assets include both the equity interest and an undivided interest in each of the underlying assets of the entity, unless it is established either that the entity is an operating company or that equity participation in the entity by benefit plan investors is not significant.

        Each class of our shares (that is, our common shares and any class of preferred shares that we may issue) must be analyzed separately to ascertain whether it is a publicly offered security. The regulation defines a publicly offered security as a security that is "widely held," "freely transferable" and either part of a class of securities registered under the Exchange Act, or sold under an effective registration statement under the Securities Act of 1933, as amended, provided the securities are registered under the Exchange Act within 120 days after the end of the fiscal year of the issuer during which the offering occurred. Each class of our outstanding shares has been registered under the Exchange Act within the necessary time frame to satisfy the foregoing condition.

        The regulation provides that a security is "widely held" only if it is part of a class of securities that is owned by 100 or more investors independent of the issuer and of one another. However, a security will not fail to be "widely held" because the number of independent investors falls below 100 subsequent to the initial public offering as a result of events beyond the issuer's control. We believe our common shares have been and will remain widely held, and we expect the same to be true of any class of preferred shares that we may issue, but we can give no assurances in this regard.

        The regulation provides that whether a security is "freely transferable" is a factual question to be determined on the basis of all relevant facts and circumstances. The regulation further provides that, where a security is part of an offering in which the minimum investment is $10,000 or less, some restrictions on transfer ordinarily will not, alone or in combination, affect a finding that these securities are freely transferable. The restrictions on transfer enumerated in the regulation as not affecting that finding include:

  •
  any restriction on or prohibition against any transfer or assignment that would result in a termination or reclassification for federal or state tax purposes, or would otherwise violate any state or federal law or court order;

  •
  any requirement that advance notice of a transfer or assignment be given to the issuer and any requirement that either the transferor or transferee, or both, execute documentation setting forth representations as to compliance with any restrictions on transfer that are among those enumerated in the regulation as not affecting free transferability, including those described in the preceding clause of this sentence;

  •
  any administrative procedure that establishes an effective date, or an event prior to which a transfer or assignment will not be effective; and

  •
  any limitation or restriction on transfer or assignment that is not imposed by the issuer or a person acting on behalf of the issuer.

        We believe that the restrictions imposed under our declaration of trust on the transfer of shares do not result in the failure of our shares to be "freely transferable." Furthermore, we believe that there exist no other facts or circumstances limiting the transferability of our shares that are not included among those enumerated as not affecting their free transferability under the regulation, and we do not expect or intend to impose in the future, or to permit any person to impose on our behalf, any limitations or restrictions on transfer that would not be among the enumerated permissible limitations or restrictions.

        Assuming that each class of our shares will be "widely held" and that no other facts and circumstances exist that restrict transferability of these shares, we have received an opinion of our counsel, Sullivan & Worcester LLP, that our shares will not fail to be "freely transferable" for purposes of the regulation due to the restrictions on transfer of our shares under our declaration of trust and that under the regulation each class of our currently outstanding shares is publicly offered and our assets will not be deemed to be "plan assets" of any ERISA plan or non-ERISA plan that acquires our shares in a public offering. This opinion is conditioned upon certain assumptions and representations, as discussed above in "Federal Income Tax Considerations—Taxation as a REIT."

Item 1A.    Risk Factors

        Our business faces many risks. The risks described below may not be the only risks we face but are the risks we know of that we believe may be material at this time. Additional risks that we do not yet know of, or that we currently think are immaterial, may also impair our business operations or financial results. If any of the events or circumstances described in the following risks occurs, our business, financial condition or results of operations could suffer and the trading price of our securities could decline. Investors and prospective investors should consider the following risks and the information contained under the heading "Warning Concerning Forward Looking Statements" before deciding whether to invest in our securities.

Risks Related to Our Business

The U.S. economy has recently experienced a recession and the recovery to date has been slow, unsteady and incomplete. As a result, some of our tenants may become unable to pay our rents and the values of our properties may decline.

        The U.S. economy has recently experienced a recession and the recovery to date has been slow, unsteady and incomplete. If these general economic conditions persist or worsen, our business, prospects, financial condition, liquidity, results of operations and ability to meet our obligations and make or sustain distributions to our shareholders may be materially and adversely affected, including as follows:

  •
  our tenants may become unable or unwilling to pay our rents;

  •
  the demand for leased land in Hawaii or for leased office and industrial space across the country may decline, and the rents we can charge when our tenants' rents are reset, leases are renewed or new leases are entered into may be lower than the rents we now charge;

  •
  we may be unable to lease our properties which become vacant as our leases expire or if our tenants default;

  •
  the market values of our properties may decline; and

  •
  access to capital markets may become difficult, expensive or impossible, and our ability to obtain debt or equity capital to fund our operations, meet our obligations, purchase additional properties or otherwise conduct our business may be materially and adversely affected or eliminated.

When we reset rents, renew leases or lease to new tenants, our rents may decline and our expenses may increase.

        When we reset rents, renew leases or lease to new tenants we may receive less rent than we currently receive. A majority of our Hawaii land leases require the rent to periodically be reset based on fair market values, which could result in rental increases or decreases. Our ability to increase rents when rent resets occur will depend upon then prevailing market conditions that are beyond our control. Further, our leases in Hawaii typically provide for appraisal proceedings to determine fair market value if we cannot reach agreement with our tenants on the rent reset amount. Accordingly, we cannot assure that the historical increases which we or CWH achieved in rent resets will be repeated in the future. While rent resets involving our Hawaii land leases have, in the aggregate, resulted in rent increases during the period of our and CWH's ownership, in some instances rent resets have resulted in rent decreases. Additionally, a downturn in economic conditions in Hawaii may cause reduced market rents for our properties when rents are reset, which could lead to a reduction in our revenues.

        When we lease to new tenants or renew leases we may have to spend substantial amounts for leasing commissions, tenant improvements or other tenant inducements. Many of our leases are for properties that are specially suited to the particular business of our tenants. Because these properties have been designed or physically modified for a particular tenant, if the current lease is terminated or not renewed, we may be required to renovate the property at substantial costs, decrease the rent we charge or provide other concessions in order to lease the property to another tenant.

Increasing interest rates may adversely affect us and the value of investment in our common shares.

        Interest rates are currently at historically low levels and may increase. Increasing interest rates may adversely affect us and the value of your investment in our common shares, including in the following ways:

  •
  Amounts outstanding under our revolving credit facility and term loan bear interest at variable interest rates. When interest rates increase, so will our interest costs, which could adversely affect our cash flow, our ability to pay principal and interest on our debt, our cost of refinancing our debt when it becomes due and our ability to make or sustain distributions to our shareholders. Additionally, if we choose to hedge our interest rate risk, we cannot assure that the hedge will be effective or that our hedging counterparty will meet its obligations to us.

  •
  An increase in interest rates could decrease the amount buyers may be willing to pay for our properties, thereby reducing the market value of our properties and limiting our ability to sell properties or to obtain mortgage financing secured by our properties. Further, increased interest rates may effectively increase the cost of properties we acquire to the extent we utilize leverage for those acquisitions and may result in a reduction in our acquisitions to the extent we reduce the amount we offer to pay for properties, due to the effect of increased interest rates, to a price that sellers may not accept.

  •
  We expect to make regular distributions to our shareholders. When interest rates on debt investments available to investors rise, the market prices of distribution paying securities often decline. Accordingly, if interest rates rise, the market price of our common shares may decline.

We currently have a concentration of properties on the island of Oahu, HI, which contributed approximately 61.4% of our total revenues for the year ended December 31, 2012.

        Approximately 61.4% of our total revenues for the year ended December 31, 2012 were received from our properties located on the island of Oahu, HI. Consequently, we are significantly affected by Hawaii's economy. Hawaii's economy is heavily influenced by tourism. A decline in tourism to Hawaii may affect our Hawaii tenants' ability to pay rent to us and could adversely affect us.

        Oahu's remote location on a volcanic island makes our properties there vulnerable to certain risks from natural disasters, such as tsunamis, hurricanes, flooding, volcanic eruptions and earthquakes, which could cause damage to our properties, affect our Hawaii tenants' ability to pay rent to us and cause the value of our properties to decline.

When we renew leases or lease to new tenants of our properties our rents may decline and our expenses may increase and changes in tenants' requirements for leased space may adversely affect us.

        When we renew leases or lease to new tenants of our properties we may receive less rent than we currently receive. Market conditions may require us to lower our rents to retain tenants at our properties. When we lease to new tenants or renew leases for our properties we may have to spend substantial amounts for leasing commissions, tenant improvements or other tenant inducements. Many of our leases for our properties are specially suited to the particular business of our tenants. Because these properties have been designed or physically modified for a particular tenant, if the current lease is terminated or not renewed, we may be required to renovate the property at substantial costs, decrease the rent we charge or provide other concessions in order to lease the property to another tenant. Tenants have been generally increasingly seeking to increase their space utilization under their leases, including reducing the amount of square footage per employee at leased properties, which may reduce the demand for leased space. If a significant number of such events occur, our income and cash flow may materially decline and our ability to make regular distributions to our shareholders may be jeopardized.

Our ability to increase rents in Hawaii may be curtailed in the future by government action.

        In July 2009, the Hawaii state legislature enacted legislation which would have limited rent increases at certain of our leased industrial and commercial properties in Hawaii. In May 2010, the U.S. District Court in Hawaii ruled that this legislation violated the U.S. Constitution and was unenforceable. In October 2010, CWH entered a settlement agreement with the State of Hawaii pursuant to which the State's appeal of this decision was dismissed with prejudice in return for CWH's agreement not to pursue its attorneys' fees from the State. The Hawaii state legislature may in the future adopt laws to limit rent increases at our properties in Hawaii, and, even if we are successful in challenging such laws, the cost of doing so is likely to be more material to us than it was to CWH because of our smaller size.

Substantially all of our properties are leased to single tenants and the large majority are leased to tenants that are not rated.

        Substantially all of our total revenues as of December 31, 2012 were from properties leased to single tenants. We expect that we will continue to derive substantially all of our revenues from single tenant properties and, therefore, the success of single tenant properties will be materially dependent on the performance of those tenants under their respective leases. Tenant defaults or failure to renew leases upon termination will adversely impact our revenues. In addition to not realizing rental income, many property level operating expenses and capital expenditures, such as real estate taxes, insurance, utilities, maintenance and repairs, other than, in certain circumstances, roof and structural element-related expenditures, are paid or reimbursed by our tenants pursuant to our leases, and a tenant default could leave us responsible for paying these expenses. Because our properties are leased to single tenants, the adverse impact of tenant defaults or non-renewals is likely to be greater than would be the case if our properties were leased to multiple tenants.

        The occurrence of a tenant bankruptcy or insolvency could diminish the income we receive from that tenant's lease. If a tenant becomes bankrupt or insolvent, federal law may prohibit us from evicting such a tenant based solely upon such bankruptcy or insolvency. In addition, a bankrupt or insolvent tenant may be authorized to reject and terminate its lease with us. Any claims against a bankrupt tenant for unpaid future rent would be subject to statutory limitations that would likely result in our receipt of rental income that is substantially less than the contractually specified rent we are owed under the lease. In addition, any claim we have for unpaid past rent may not be paid in full.

        The large majority of our properties are leased to tenants who are not rated by any nationally recognized statistical rating organization. It is more difficult to assess the ability of a tenant that is not rated to meet its obligations to us than that of a rated tenant.

Our failure or inability to meet certain terms of our revolving credit facility or term loan agreements would adversely affect our business and may prevent us from making distributions to our shareholders.

        Our revolving credit facility agreement includes various conditions to our borrowing and our revolving credit facility and term loan agreements include various financial and other covenants,

including covenants requiring us to maintain certain minimum debt service coverage and leverage ratios, and events of default. We may not be able to satisfy all of these conditions or may default on some of these covenants for various reasons, including matters which are beyond our control. If we are unable to borrow under our revolving credit facility, we may be unable to meet our business obligations or to grow by buying additional properties, or we may be required to sell some of our properties. If we default under our revolving credit facility or term loan agreements, our lenders may demand immediate payment and our lenders under our revolving credit facility may elect not to make further borrowings available to us. Additionally, during the continuance of any event of default under either agreement, we will be limited or in some cases prohibited from making distributions on our shares. Any default under our revolving credit facility or term loan agreements would likely have serious and adverse consequences to us and would likely cause the market price of our shares to materially decline.

        In the future, we may obtain additional debt financing, and the covenants and conditions which apply to any such additional indebtedness may be more restrictive than the covenants and conditions contained in our revolving credit facility and term loan agreements.

We may be unable to access the capital necessary to repay our debts, invest in our properties or fund acquisitions.

        We intend to elect and qualify for taxation as a REIT for U.S. federal income tax purposes commencing with our taxable year ended December 31, 2012, and to maintain such qualification thereafter. To qualify for taxation as a REIT, we will be required to distribute at least 90% of our annual REIT taxable income (excluding capital gains) and satisfy a number of organizational and operational requirements to which REITs are subject. Accordingly, we generally will not be able to retain sufficient cash from operations to repay debts, invest in our properties or fund acquisitions. Our business and growth strategies depend, in part, upon our ability to raise additional capital at reasonable costs to repay our debts, invest in our properties and fund acquisitions. Because of the volatility in the availability of capital to businesses on a global basis and the increased volatility in most debt and equity markets generally, our ability to raise reasonably priced capital is not guaranteed; we may be unable to raise reasonably priced capital because of reasons related to our business or for reasons beyond our control, such as market conditions. Additionally, since we are a recently formed company with a limited operating history, it may be more difficult for us to raise reasonably priced capital than other companies, many of which have established financing programs and, in some cases, investment grade credit ratings. Though we intend to manage our leverage in a way that may eventually permit us to achieve an investment grade rating, we cannot assure that we will be able to achieve an investment grade rating or when we might do so. If we are unable to achieve an investment grade rating, we believe our ability to issue reasonably priced unsecured debt may be limited. If we are unable to raise reasonably priced capital, our business and growth strategies may fail and we may be unable to qualify for taxation as and to remain a REIT.

We may be unable to acquire additional properties and grow our business.

        An element of our business plan involves the acquisition of additional properties. We cannot assure you that we will be able to consummate attractive acquisition opportunities or that acquisitions we make will be successful.

        Notwithstanding pre-acquisition due diligence, we do not believe that it is possible to fully understand a property before it is owned and operated for an extended period of time; therefore, we could acquire a property with undisclosed defects, and we might encounter unanticipated difficulties and expenditures relating to any acquired property. Newly acquired properties might require significant management attention that would otherwise be devoted to our ongoing business. We might never realize the anticipated benefits of an acquisition. After our acquisition of a property, the market in which the property is located may experience unexpected changes that adversely affect the property's value. The occupancy of properties that we acquire may decline during our ownership, which would be of particular consequence as our properties are typically single tenant leased, and rents that are in effect at the time a property is acquired may decline thereafter. Also, acquisitions may not yield the returns we expect and acquisitions financed with debt or new equity issuances may result in shareholder dilution. For these reasons, among others, our business plan to acquire additional properties may not succeed or may cause us losses.

We face significant competition.

        We face significant competition for acquisition opportunities from other investors, including publicly traded and private REITs, numerous financial institutions, individuals and public and private companies. Because of competition, we may be unable to, or may pay a significantly increased purchase price to, acquire a desired property. Some of our competitors may have greater financial and management resources than we have.

        In addition, substantially all of our properties face competition for tenants. Some competing properties may be newer, better located or more attractive to tenants. Competing properties may have lower rates of occupancy than our properties, which may result in competing owners offering available space at lower rents than we offer at our properties. This competition may affect our ability to attract and retain tenants and may reduce the rents we are able to charge.

Ownership of real estate is subject to environmental and climate change risks.

        Ownership of real estate is subject to risks associated with environmental hazards. We may be liable for environmental hazards at, or migrating from, our properties, including those created by prior owners or occupants, existing tenants, abutters or other persons. Various federal and state laws impose liabilities upon property owners, such as us, for any environmental damages arising at, or migrating from, properties they own or occupy, and we cannot assure that we will not be held liable for environmental investigation and clean up at, or near, our properties, including at sites we own and lease to our tenants. As an owner or previous owner of properties which contain environmental hazards, we also may be liable to pay damages to governmental agencies or third parties for costs and damages they incur arising from environmental hazards at, or migrating from, our properties. Moreover, the costs and damages which may arise from environmental hazards are often difficult to project and may be substantial.

        Although our leases generally require our tenants to operate in compliance with all applicable laws and to indemnify us against any environmental liabilities arising from a tenant's activities on the property, we could be subject to strict liability by virtue of our ownership interest. We cannot assure that our tenants will satisfy their indemnification obligations, if any, under our leases. Furthermore, the discovery of contamination or violations of environmental laws on any of our properties could lead to significant remediation costs or fines, penalties, or other liabilities or obligations attributable to the tenant of that property. Such liabilities or obligations may affect a tenant's ability to make payments to us, including rental payments and, where applicable, indemnification payments. When we acquired the Initial Properties from CWH, we agreed to indemnify CWH against all environmental liabilities with respect to the Initial Properties.

        Certain of our properties are used or have been used for industrial purposes. Though we have reviewed these and our other properties for potential environmental liabilities and have established a reserve for potential costs that may be incurred as a result of environmental contamination, we cannot assure that we have identified all potential environmental liabilities or that our reserve will be sufficient to cover any costs we may incur relating to environmental matters. Some of these properties contain, or may have contained, or are adjacent to or near other properties that contain, or may have contained, underground storage tanks for the storage of petroleum products and other hazardous or toxic substances. Our exposure to these tanks creates the potential for the release of petroleum products or other hazardous or toxic substances onto our properties. In addition, certain of our properties are on or are adjacent to or near other properties upon which others, including former owners or tenants, have engaged, or may in the future engage, in activities that may release petroleum products or other hazardous or toxic substances.

        We do not have any insurance designated to limit any losses that we may incur as a result of known or unknown environmental conditions which are not caused by an insured event, such as, for example, fire or flood. As of December 31, 2012, we had reserved approximately $8.6 million for potential environmental liabilities. The environmental reserve CWH applied to the Initial Properties historically did not vary significantly from year to year and the actual historical costs to remediate certain environmental issues have not deviated significantly from the corresponding reserve amount. Nevertheless, environmental exposures are difficult to assess and estimate for numerous reasons, including uncertainty about the extent of contamination, alternative treatment methods that may be applied, location of the property which subjects it to differing local laws and regulations and their interpretations, as well as the time it takes to remediate contamination. In developing reserves for potential environmental liability on a property by property basis, we consider among other things, enacted laws and regulations, assessments of contamination and surrounding geology, quality of information available, currently available technologies for treatment, alternative methods of remediation and prior experience. Environmental reserves are based on estimates which are subject to significant change and are adjusted as the remediation treatment progresses, as circumstances change and as environmental contingencies become more clearly defined and reasonably estimable. We do not believe that there are environmental conditions at any of our properties that will materially and adversely affect us. However, we cannot assure that environmental conditions present at our properties or costs we may be required to incur in the future to address environmental contamination will not materially and adversely affect us.

        We believe any asbestos in our buildings is contained in accordance with current regulations, and we have no current plans to remove it. If we removed the asbestos or demolished these properties, certain environmental regulations govern the manner in which the asbestos must be handled and removed, and we could incur substantial costs complying with such regulations.

        The current political debate about climate change has resulted in various treaties, laws and regulations which are intended to limit carbon emissions. We believe these laws being enacted or proposed may cause energy costs at our properties to increase. Laws enacted to mitigate climate change may make some of our buildings obsolete or cause us to make material investments in our properties which could materially and adversely affect our financial condition and results of operations. For more information regarding climate change matters and their possible adverse impact on us, please see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Impact of Climate Change."

Real estate ownership creates risks and liabilities.

        In addition to the risks related to environmental hazards and climate change, our business is subject to other risks associated with real estate ownership, including:

  •
  the illiquid nature of real estate markets which limits our ability to sell our assets rapidly to respond to changing market conditions;

  •
  the subjectivity of real estate valuations and changes in such valuations over time;

  •
  costs that may be incurred relating to property maintenance and repair, and the need to make expenditures due to changes in governmental regulations, including the Americans with Disabilities Act

  •
  legislative and regulatory developments that may occur at the federal, state and local levels that have direct or indirect impact on the ownership, leasing and operation of our properties;

  •
  property and casualty losses; and

  •
  litigation incidental to our business.

We have substantial debt obligations and may incur additional debt.

        As of December 31, 2012, we had $472.8 million in debt outstanding, which was 34.4% of our total book capitalization. Our revolving credit facility and term loan agreements permit us and our subsidiaries to incur additional debt, including secured debt. If we default in paying any of our debts or honoring our debt covenants, it may create one or more cross defaults, our debts may be accelerated and we could be forced to liquidate our assets for less than the values we would receive in a more orderly process

Insurance on our properties may not adequately cover all losses and uninsured losses could materially and adversely affect us.

        Generally, our tenants are responsible for the costs of insurance coverage for the properties we lease to them, including for casualty, including fire and extended coverage, and liability. Either we purchase the insurance ourselves and our tenants are required to reimburse us, or the tenants buy the insurance directly and are required to list us as an insured party. Depending upon the location of the property, including our properties located in Hawaii, losses of a catastrophic nature, such as those caused by tsunamis, hurricanes, flooding, volcanic eruptions and earthquakes, may be covered by insurance policies with limitations such as large deductibles or co-payments that a tenant may not be able to meet. Under certain circumstances insurance proceeds may not be adequate to restore our economic position with respect to an affected property and we could be materially and adversely affected. Furthermore, we do not have any insurance designated to limit any losses that we may incur as a result of known or unknown environmental conditions which are not caused by an insured event, such as, for example, fire or flood.

We rely on information technology in our operations, and any material failure, inadequacy, interruption or security failure of that technology could harm our business.

        We rely on information technology networks and systems, including the Internet, to process, transmit and store electronic information and to manage or support a variety of our business processes, including financial transactions and maintenance of records, which may include personal identifying information of tenants and lease data. We rely on commercially available systems, software, tools and monitoring to provide security for processing, transmitting and storing confidential tenant information, such as individually identifiable information relating to financial accounts. Although we have taken steps to protect the security of the data maintained in our information systems, it is possible that our security measures will not be able to prevent the systems' improper functioning, or the improper disclosure of personally identifiable information such as in the event of cyber attacks. Security breaches, including physical or electronic break-ins, computer viruses, attacks by hackers and similar breaches, can create system disruptions, shutdowns or unauthorized disclosure of confidential information. Any failure to maintain proper function, security and availability of our information systems could interrupt our operations, damage our reputation, subject us to liability claims or regulatory penalties and could materially and adversely affect us.

Changes in lease accounting standards may materially and adversely affect us.

        The Financial Accounting Standards Board has proposed accounting rules that would require companies to capitalize all leases on their balance sheets by recognizing a lessee's rights and obligations. If such a proposal is adopted, many companies that account for certain leases on an "off balance sheet" basis would be required to account for such leases "on balance sheet." This change would remove many of the differences in the way companies account for owned property and leased property, and could have a material effect on various aspects of our tenants' businesses, including their credit quality and the factors they consider in deciding whether to own or lease properties. If the proposal is adopted, it could cause companies that lease properties to prefer shorter lease terms, in an effort to reduce the leasing liability required to be recorded on their balance sheets. The proposal could also make lease renewal options less attractive, as, under certain circumstances, the rule would require a tenant to assume that a renewal right will be exercised and accrue a liability relating to the longer lease term.

We are an emerging growth company, as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act, and our ability to rely on the reduced reporting requirements applicable to emerging growth companies may make our common shares less attractive to investors, may reduce the trading volume of our common shares, may depress the price of our common shares and may result in increased volatility in the price of our common shares.

        We are an emerging growth company, as defined in the JOBS Act, and we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. To the extent that we have taken or in the future take advantage of any of these exemptions, we do not know if some investors will find our common shares less attractive. The result may be a less active trading market for our common shares and the price of our common shares may be more volatile or depressed.

Risks Related to our Securities

We cannot assure that we will continue to make distributions to our shareholders, and distributions we may make may include a return of capital.

        We intend to continue to make regular quarterly distributions to our shareholders. However:

  •
  our ability to make distributions will be adversely affected if any of the risks described herein, or other significant events, occur;

  •
  our making of distributions is subject to compliance with restrictions contained in our revolving credit facility and term loan agreements; and

  •
  any distributions will be made in the discretion of our Board of Trustees and will depend upon various factors that our Board of Trustees deems relevant, including our results of operations, our financial condition, debt and equity capital available to us, our expectation of our future capital requirements, our FFO, our Normalized FFO, restrictive covenants in our financial or other contractual arrangements (including those in our revolving credit facility and term loan agreements), tax law requirements to qualify for taxation as and remain a REIT and restrictions under Maryland law.

        For these reasons, among others, our distribution rate may decline or we may cease making distributions. Also, our distributions may include a return of capital.

Risks Related to Our Relationships with CWH and RMR

CWH owns approximately 56.0% of our common shares. As a result, investors in our securities will have less influence over our business than shareholders of most other publicly owned companies.

        As of February 22, 2013, CWH owned approximately 56.0% of our outstanding common shares. For so long as CWH continues to retain a significant ownership stake in us, CWH may be able to elect all of the members of our Board of Trustees, including our Independent Trustees, and may effectively control the outcome of shareholder actions. As a result, CWH may have the ability to control all matters affecting us, including:

  •
  the composition of our Board of Trustees and, through our Board of Trustees, determinations with respect to our management, business plans and policies, including the appointment and removal of our officers;

  •
  determinations with respect to mergers and other business combinations;

  •
  our acquisition or disposition of assets;

  •
  our financing activities;

  •
  amendments to our transaction agreement with CWH;

  •
  amendments to our management agreements with RMR;

  •
  the making of distributions on our common shares; and

  •
  the number of common shares available for issuance under our equity compensation plan.

        CWH's significant ownership in us and resulting ability to effectively control us may discourage transactions involving a change of control, including transactions in which a holder of our common shares might otherwise receive a premium for such holder's common shares over the then current market price.

CWH's ability to sell its ownership stake in us and speculation about such possible sales may adversely affect the market price of our common shares.

        CWH is not prohibited from selling some or all of the common shares it owns, except that it has agreed (subject to exceptions) not to sell or transfer any common shares until March 6, 2013 without first obtaining the written consent of Morgan Stanley & Co. LLC, one of the underwriters in our public equity offering that was completed in December 2012. CWH has advised us that it does not have any current plans to sell or otherwise dispose of its common shares. However, CWH has a history of successfully divesting certain of its properties into new REITs and then selling or distributing to its shareholders its stake in such REITs over time. In addition, speculation by the press, stock analysts, our shareholders or others regarding CWH's intention to dispose of its common shares could adversely affect the market price of our common shares. So long as CWH continues to retain significant ownership in us, the market price of our common shares may be adversely impacted. Accordingly, our common shares may be worth less than they would be if CWH did not have significant ownership in us.

We are dependent upon RMR to manage our business and implement our growth strategy.

        We have no employees. Personnel and services that we require are provided to us under contracts with RMR. Our ability to achieve our business objectives depends on RMR and its ability to manage our properties, identify and complete new acquisitions for us and to execute our financing strategy. Accordingly, our business is dependent upon RMR's business contacts, its ability to successfully hire, train, supervise and manage its personnel and its ability to maintain its operating systems. If we lose the services provided by RMR or its key personnel, our business and growth prospects may decline. We may be unable to duplicate the quality and depth of management available to us by becoming a self managed company or by hiring another manager. Also, in the event RMR is unwilling or unable to continue to provide management services to us, our cost of obtaining substitute services may be greater than the fees we pay RMR under our management agreements, and as a result our expenses may increase.

Our management structure and agreements and relationships with CWH and RMR may restrict our investment activities and may create conflicts of interest or the perception of such conflicts.

        RMR is authorized to follow broad operating and investment guidelines and, therefore, has discretion in determining the types of properties that will be appropriate investments for us, as well as our individual operating and investment decisions. Our Board of Trustees periodically reviews our operating and investment guidelines and our operating activities and investments but it does not review or approve each decision made by RMR on our behalf. In addition, in conducting periodic reviews, our Board of Trustees relies primarily on information provided to it by RMR. RMR is beneficially owned by our Managing Trustees, Barry M. Portnoy and Adam D. Portnoy.

        In our management agreements with RMR, we acknowledge that RMR manages other businesses, including four other NYSE-listed REITs, and is not required to present us with investment opportunities that RMR determines are within the investment focus of another business managed by RMR. RMR has discretion to determine which investment opportunities to present to us or to other businesses it manages. Accordingly, we may lose investment opportunities to, and may compete for tenants with, CWH and other businesses managed by RMR. We have also agreed with RMR to first offer any property that we determine to sell and that is within the principal investment focus of another REIT managed by RMR to such REIT prior to entering into any sale or other disposition arrangement with respect to such property.

        RMR also acts as the manager for CWH and three other NYSE-listed REITs: Government Properties Income Trust, or GOV, which owns properties that are majority leased to government tenants; Hospitality Properties Trust, or HPT, which owns hotels and travel centers; and Senior Housing Properties Trust, or SNH, which primarily owns healthcare, senior living properties and medical office buildings. RMR also provides services to other publicly and privately owned companies, including Five Star Quality Care, Inc., or Five Star, which operates senior living communities; TravelCenters of America LLC, or TravelCenters, which operates and franchises travel centers; and Sonesta International Hotels Corporation, or Sonesta, which operates, manages and franchises hotels, resorts and cruise ships. These multiple responsibilities to public companies and other businesses could create competition for the time and efforts of RMR and Barry M. Portnoy and Adam D. Portnoy. Also, RMR's multiple responsibilities to us and CWH may create potential conflicts of interest, or the appearance of such conflicts of interest. In addition, we participate with RMR, CWH, GOV, HPT, SNH, Five Star and TravelCenters in a combined insurance program through AIC, an Indiana insurance company. Along with RMR, CWH, GOV, HPT, SNH, Five Star and TravelCenters we have invested in AIC, and all of our Trustees are directors of AIC.

        Barry M. Portnoy is Chairman and an employee of RMR and Adam D. Portnoy is President, Chief Executive Officer and a director of RMR. All of the members of our Board of Trustees, including our independent Trustees, are members of one of more boards of trustees or directors of other companies to which RMR provides management services. One of our Independent Trustees, William A. Lamkin, is an Independent Trustee of CWH. Our executive officers are also officers of RMR, CWH or other companies to which RMR provides management services. In addition, Adam D. Portnoy is President of CWH. The foregoing individuals may hold equity in or positions with other companies to which RMR provides management services. Such equity ownership and positions by our Trustees and officers could create, or appear to create, conflicts of interest with respect to matters involving us, RMR and its related parties.

Our management agreements with RMR were negotiated between related parties and may not be as favorable to us as they would have been if negotiated between unrelated parties.

        We pay RMR fees based in part upon the historical cost of our investments to CWH which at any time may be more or less than the fair market value of those investments, the gross revenue we collect from tenants and the cost of construction we incur at our properties which is supervised by RMR, plus an incentive fee for years beginning after December 31, 2012 based upon certain increases in our Normalized FFO Per Share (as defined in our management agreements with RMR). Our fee arrangements with RMR could encourage RMR to advocate acquisitions of properties, to undertake construction activities or to overpay for acquisitions or construction. These arrangements may also encourage RMR to discourage our sales of properties. Our management agreements were negotiated between related parties and the terms, including the fees payable to RMR, may not be as favorable to us as they would have been were they negotiated on an arms' length basis between unrelated parties.

Our management agreements with RMR may discourage our change of control.

        Termination of our management agreements with RMR would be a default under both our term loan and our revolving credit facility unless approved by a majority of our lenders. RMR is able to terminate its management agreements with us if we experience a change of control. We may be unable to duplicate, without considerable cost increases, the quality and depth of management available to us by contracting with RMR if we become a self managed company or if we contract with unrelated third parties. For these reasons, our management agreements with RMR may discourage a change of control of us, including a change of control which might result in payment of a premium for our common shares.

The potential for conflicts of interest as a result of our management structure may provoke dissident shareholder activities that result in significant costs.

        In the past, in particular following periods of volatility in the overall market or declines in the market price of a company's securities, shareholder litigation, dissident shareholder trustee nominations and dissident shareholder proposals have often been instituted against companies alleging conflicts of interest in business dealings with affiliated and related persons and entities. Our relationships with CWH, RMR, AIC, the other businesses and entities to which RMR provides management services, Barry M. Portnoy and Adam D. Portnoy and with other related parties of RMR may precipitate such activities. These activities, if instituted against us, could result in substantial costs and a diversion of our management's attention.

We may experience losses from our business dealings with Affiliates Insurance Company.

        We have invested approximately $5.3 million in AIC, we have purchased substantially all our property insurance in a program designed and reinsured in part by AIC, and we are currently investigating the possibilities to expand our relationship with AIC to other types of insurance. We, RMR, CWH and five other companies to which RMR provides management services each own 12.5% of AIC, and we and those other AIC shareholders participate in a combined insurance program designed and reinsured in part by AIC. Our principal reason for investing in AIC and for purchasing insurance in these programs is to seek to improve our financial results by obtaining improved insurance coverages at lower costs than may be otherwise available to us or by participating in any profits which we may realize as an owner of AIC. These beneficial financial results may not occur and we may need to invest additional capital in order to continue to pursue these results. AIC's business involves the risks typical of an insurance business, including the risk that it may not operate profitably. Accordingly, our anticipated financial benefits from our business dealings with AIC may be delayed or not achieved, and we may experience losses from these dealings.

Risks Related to Our Organization and Structure

Ownership limitations and anti-takeover provisions in our declaration of trust and bylaws, as well as certain provisions of Maryland law, may prevent our shareholders from receiving a takeover premium or from implementing changes.

        Our declaration of trust prohibits any shareholder other than CWH, RMR and their affiliates from owning (directly and by attribution) more than 9.8% of the number or value of shares of any class or series of our outstanding shares of beneficial interest, including our common shares. This provision of our declaration of trust is intended to assist with our REIT compliance under the IRC, and otherwise to promote our orderly governance. However, this provision also inhibits acquisitions of a significant stake in us and may prevent a change in our control. Additionally, many provisions contained in our declaration of trust and bylaws and under Maryland Law may further deter persons from attempting to acquire control of us and implement changes that may be beneficial to our shareholders, including, for example, provisions relating to:

  •
  the division of our Trustees into three classes, with the term of one class expiring each year, which could delay a change of control;

  •
  shareholder voting rights and standards for the election of trustees and other provisions which require larger majorities for approval of actions which are not approved by our Trustees than for actions which are approved by our Trustees;

  •
  required qualifications for an individual to serve as a trustee and a requirement that certain of our Trustees be "Managing Trustees" and other Trustees be "Independent Trustees", as defined in our governing documents;

  •
  limitations on the ability of our shareholders to propose nominees for election as trustees and propose other business to be considered at a meeting of our shareholders;

  •
  limitations on the ability of our shareholders to remove our Trustees;

  •
  the authority of our Board of Trustees, and not our shareholders, to adopt, amend or repeal our bylaws and to fill vacancies on our Board of Trustees;

  •
  the fact that only our Board of Trustees may call shareholder meetings and that shareholders are not entitled to act without a meeting;

  •
  because of our ownership of AIC, we are an insurance holding company under applicable state law; accordingly, anyone who intends to solicit proxies for a person to serve as one of our Trustees may be required to receive pre-clearance from the concerned insurance regulators; and

  •
  the authority of our Board of Trustees to adopt certain amendments to our declaration of trust without shareholder approval, including the authority to increase or decrease the number of authorized common shares, to create new classes or series of shares (including a class or series of shares that could delay or prevent a transaction or a change in our control that might involve a premium for our common shares or otherwise be in the best interests of our shareholders), to increase or decrease the number of shares of any class, and to classify or reclassify any unissued shares from time to time by setting or changing the preferences, conversion or other rights, voting powers, restrictions, limitations as to distributions, qualifications or terms or conditions of redemption of our common shares or any new class of shares created by our Board of Trustees.

        In addition, certain provisions of Maryland law may have an anti-takeover effect. For all of these reasons, our shareholders may be unable to realize a change of control premium for any of our shares they own or otherwise effect a change of our policies or a change in our control.

Our rights and the rights of our shareholders to take action against our Trustees and officers are limited.

        Our declaration of trust limits the liability of our Trustees and officers to us and our shareholders for money damages to the maximum extent permitted under Maryland law. Under current Maryland law, our Trustees and officers will not have any liability to us and our shareholders for money damages other than liability resulting from:

  •
  actual receipt of an improper benefit or profit in money, property or services; or

  •
  active and deliberate dishonesty by the trustee or officer that was established by a final judgment as being material to the cause of action adjudicated.

        Our bylaws and indemnity agreements require us to indemnify any present or former trustee or officer, to the maximum extent permitted by Maryland law, who is made or threatened to be made a party to a proceeding by reason of his or her service in that capacity. However, except with respect to proceedings to enforce rights to indemnification, we will indemnify any person referenced in the previous sentence in connection with a proceeding initiated by such person against us only if such proceeding is authorized by our Board of Trustees. In addition, we may be obligated to pay or reimburse the expenses incurred by our present and former Trustees and officers without requiring a preliminary determination of their ultimate entitlement to indemnification.

Disputes with CWH and RMR and shareholder litigation against us or our Trustees and officers may be referred to binding arbitration.

        Our contracts with CWH and RMR provide that any dispute arising under those contracts may be referred to binding arbitration. Similarly our bylaws provide that actions by our shareholders against us or against our Trustees and officers, including derivative and class actions, may be referred to binding arbitration. As a result, we and our shareholders may not be able to pursue litigation for these disputes in courts against CWH, RMR or our Trustees or officers. In addition, the ability to collect attorneys' fees or other damages may be limited in the arbitration, which may discourage attorneys from agreeing to represent parties wishing to commence such a proceeding.

We may change our operational, financing and investment policies without shareholder approval and we may become more highly leveraged, which may increase our risk of default under our debt obligations.

        Our Board of Trustees determines our operational, financing and investment policies and may amend or revise our policies, including our policies with respect to our intention to qualify for taxation as a REIT, acquisitions, dispositions, growth, operations, indebtedness, capitalization and distributions, or approve transactions that deviate from these policies, without a vote of, or notice to, our shareholders. Policy changes could adversely affect the market value of our common shares and our ability to make distributions to our shareholders. Further, our organizational documents do not limit the amount or percentage of indebtedness, funded or otherwise, that we may incur. Our Board of Trustees may alter or eliminate our current policy on borrowing at any time without shareholder approval. If this policy changed, we could become more highly leveraged, which could result in an increase in our debt service costs. Higher leverage also increases the risk of default on our obligations. In addition, a change in our investment policies, including the manner in which we allocate our resources across our portfolio or the types of assets in which we seek to invest, may increase our exposure to interest rate risk, real estate market fluctuations and liquidity risk.

We cannot assure that we will continue to make distributions to our shareholders, and distributions we may make may include a return of capital.

        We intend to continue to make regular quarterly distributions on our common shares. However:

  •
  our ability to make distributions will be adversely affected if any of the risks described herein, or other significant adverse events, occur;

  •
  our making of distributions is subject to compliance with restrictions contained in our revolving credit facility and term loan agreements; and

  •
  any distributions will be at the discretion of our Board of Trustees and will depend upon various factors that our Board of Trustees deems relevant, including our results of operations, our financial condition, debt and equity capital available to us, our expectation of our future capital requirements, our FFO, our Normalized FFO, restrictive covenants in our financial or other contractual arrangements (including those in our revolving credit facility and term loan agreements), tax law requirements to qualify for taxation as a REIT and restrictions under Maryland law.

For these reasons, among others, our distribution rate may decline or we may cease making distributions. Also, our distributions may include a return of capital.

Our audited financial statements may not be representative of our results as an independent public company.

        We completed our IPO on March 12, 2012 and, since that date, we have been operating as an independent public company. Our financial statements for the year ended December 31, 2012 reflect our operations as an independent public company only since March 12, 2012. Accordingly, our audited financial statements do not necessarily reflect what our financial position, liquidity, results of operations or cash flows would have been had we been an independent entity during the periods presented. This financial information is not necessarily indicative of what our results of operations, financial position, cash flows or expenses will be in the future. It is impossible for us to accurately estimate all adjustments attributable to the significant changes to our cost structure, funding and operations as a result of our creation, including potential increased costs associated with reduced economies of scale and increased costs associated with being a separate publicly traded company.

If we fail to establish and maintain an effective system of integrated internal controls, we may not be able to accurately report our financial results.

        In connection with operating as a public company, we are required to provide reliable financial statements and reports to our shareholders. To monitor the accuracy and reliability of our financial reporting, we utilize an internal audit function provided by RMR that oversees our internal controls. RMR has documented and developed for us an initial accounting policy framework and accounting procedures manual for our use, but we cannot assure that such procedures will be adequate to provide reasonable assurance to our shareholders regarding the reliability of our financial reporting and the preparation of our financial statements. In addition, RMR has developed and documented policies and procedures for us with respect to company-wide business processes and cycles in order to implement effective internal control over financial reporting. While we intend to undertake substantial work to comply with Section 404 of the Sarbanes-Oxley Act of 2002, and RMR has substantial experience in complying with these sections of the Sarbanes-Oxley Act of 2002, we cannot assure that we will be successful in implementing or maintaining effective internal control over our financial reporting and we may determine in the future that our existing internal controls need improvement. If we fail to implement and comply with proper overall controls, we could be materially harmed or we could fail to meet our reporting obligations. In addition, the existence of a material weakness or significant deficiency could result in errors in our financial statements that could require a restatement, cause us to fail to meet our reporting obligations, result in increased costs to remediate any deficiencies, attract regulatory scrutiny or lawsuits and cause investors to lose confidence in our reported financial information, leading to a substantial decline in the market price of our common shares.

        Additionally, for so long as we are an emerging growth company, we do not have to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002. However, if we cease to be an emerging growth company, we will be required to obtain an auditor attestation regarding our internal control over financial reporting from our independent registered public accounting firm pursuant to these Section 404 requirements.

Risks Related to Our Taxation

Our failure to qualify or remain qualified for taxation as a REIT for U.S. federal income tax purposes could have significant adverse consequences.

        We intend to qualify for taxation as a REIT for U.S. federal income tax purposes commencing with our taxable year ending December 31, 2012, and to maintain such qualification thereafter. As a REIT, we generally do not pay federal and state income taxes. However, actual qualification as a REIT under the IRC depends on satisfying complex statutory requirements, for which there are only limited judicial and administrative interpretations. We believe that we have been organized and have operated, and will continue to be organized and to operate, in a manner that qualified and will continue to qualify us to be taxed under the IRC as a REIT. However, we cannot be certain that, upon review or audit, the IRS will agree with this conclusion. Furthermore, there is no guarantee that the federal government will not someday eliminate REITs under the IRC.

        Even if we initially qualify for taxation as a REIT, maintaining our status as a REIT will require us to continue to satisfy certain tests concerning, among other things, the nature of our assets, the sources of our income and the amounts we distribute to our shareholders. In order to meet these requirements, it may be necessary for us to sell or forgo attractive investments.

        If we fail to qualify or remain qualified for taxation as a REIT, then our ability to raise capital might be adversely affected, we will be in breach under our revolving credit facility and term loan agreements and we may be subject to material amounts of federal and state income taxes and the value of our shares likely would decline. In addition, if we lose or revoke our tax status as a REIT for a taxable year, we will generally be prevented from requalifying for taxation as a REIT for the next four taxable years.

Distributions to shareholders generally will not qualify for reduced tax rates.

        Dividends payable by U.S. corporations to noncorporate shareholders, such as individuals, trusts and estates, are generally eligible for reduced tax rates. Distributions paid by REITs, however, are generally not eligible for this reduced rate. The more favorable rates for corporate dividends could cause investors to perceive that investment in REITs is less attractive than investment in non-REIT entities that pay dividends, thereby reducing the demand and market price of our shares.

REIT distribution requirements could adversely affect our ability to execute our business plan.

        We generally must distribute annually at least 90% of our taxable income, subject to certain adjustments and excluding any net capital gain, in order for federal corporate income tax not to apply to earnings that we distribute. To the extent that we satisfy this distribution requirement, but distribute less than 100% of our taxable income, we will be subject to federal corporate income tax on our undistributed taxable income. We intend to make distributions to our shareholders to comply with the REIT requirements of the IRC. In addition, we will be subject to a 4% nondeductible excise tax if the actual amount that we pay out to our shareholders in a calendar year is less than a minimum amount specified under federal tax laws.

        From time to time, we may generate taxable income greater than our income for financial reporting purposes prepared in accordance with U.S. generally accepted accounting principles, or GAAP, or differences in timing between the recognition of taxable income and the actual receipt of cash may occur. If we do not have other funds available in these situations we could be required to borrow funds on unfavorable terms, sell investments at disadvantageous prices or distribute amounts that would otherwise be invested in future acquisitions to make distributions sufficient to enable us to pay out enough of our taxable income to satisfy the REIT distribution requirement and to avoid corporate income tax and the 4% excise tax in a particular year. These alternatives could increase our costs or reduce our shareholders' equity. Thus, compliance with the REIT requirements may hinder our ability to grow, which could adversely affect the value of our shares.

Even if we qualify and remain qualified as a REIT, we may face other tax liabilities that reduce our cash flow.

        Even if we qualify and remain qualified for taxation as a REIT, we may be subject to certain federal, state and local taxes on our income and assets, including taxes on any undistributed income, excise taxes, state or local income, property and transfer taxes, such as mortgage recording taxes, and other taxes. See "Business—Federal Income Tax Considerations—Taxation as a REIT." In addition, in order to meet the REIT qualification requirements, prevent the recognition of certain types of non-cash income, or avert the imposition of a 100% tax that applies to certain gains derived by a REIT from dealer property or inventory, we may hold some of our assets and operations through our TRS or other subsidiary corporations that will be subject to corporate level income tax at regular rates. Any of these taxes would decrease cash available for distribution to our shareholders.

Item 1B.    Unresolved Staff Comments

        None.

Item 2.    Properties

        As of December 31, 2012, we owned 267 properties located in 19 states containing approximately 24.6 million rentable square feet. 229 of our properties are located on the island of Oahu, HI, and contain approximately 17.8 million rentable square feet. Most of our Hawaii Properties are lands leased to industrial and commercial tenants, many of whom own buildings and operate their businesses on our lands. Thirty eight of our properties are office and industrial properties located in 18 states throughout the continental United States, and contain approximately 6.8 million rentable square feet.

        The following table provides certain information about our properties as of December 31, 2012 (dollars in thousands):

State	Number of Properties	Undepreciated Carrying Value(1)	Depreciated Carrying Value(1)	Annualized Rental Revenues(2)
AL	4	$109,612	$107,372	$14,047
AZ	2	13,219	9,047	1,451
CA	5	84,838	82,943	10,410
CO	1	15,031	14,859	2,367
CT	3	24,589	24,072	2,890
FL	1	1,807	1,308	180
HI	229	636,333	627,291	73,932
IA	2	22,225	19,671	2,187
KS	1	17,218	17,052	2,998
KY	1	11,976	9,699	1,143
MA	3	47,499	43,308	5,788
MD	1	28,292	28,292	3,590
MI	1	11,959	11,959	1,624
NY	3	25,457	20,864	3,269
OH	1	25,480	23,395	3,479
PA	1	27,030	24,646	3,739
TX	3	21,082	14,610	2,681
UT	1	85,678	84,527	7,940
VA	4	86,453	84,166	11,644

	267	$1,295,778	$1,249,081	$155,359

(1)
Excludes value assigned to real estate intangibles in purchase price allocation.

(2)
Annualized rental revenue is the annualized contractual rents from our tenants pursuant to existing leases as of December 31, 2012, including straight line rent adjustments and estimated recurring expense reimbursements, but excluding lease value amortization.

        At December 31, 2012, three properties with an aggregate undepreciated carrying value of approximately $30.0 million were encumbered by mortgage notes payable totaling approximately $27.8 million including unamortized debt premiums of approximately $1.8 million.

Item 3.    Legal Proceedings

        On October 11, 2012, 24 tenants of our properties in Hawaii commenced litigation against us in the Circuit Court of the First Circuit of the State of Hawaii seeking to consolidate into a single arbitration proceeding the separate appraisal proceedings for determination of the reset rent rates that were scheduled to become effective on January 1, 2013. We do not believe that the rents which will result by determining reset rent rates pursuant to a single arbitration rather than by separate appraisal proceedings will be materially different. However, we believe that separate appraisal proceedings are required by the leases for the separate land parcels and that such separate appraisals will be both more efficient and more conducive to settlements than a consolidated arbitration. Accordingly, we removed this case to the United States District Court for the District of Hawaii and are opposing the tenants' motion to consolidate.

        Additionally, in the ordinary course of business we are involved in litigation incidental to our business; however, we are not aware of any pending legal proceeding affecting us or any of our properties for which we might become liable or the outcome of which we expect to have a material adverse effect on us.

Item 4.    Mine Safety Disclosures.

        Not applicable.

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

        Our common shares are traded on the NYSE (symbol: SIR). The following table sets forth for the periods indicated the high and low sale prices for our common shares as reported on the NYSE composite transaction reports:

	High	Low
2012
First Quarter	$22.65	$21.49
Second Quarter	24.06	21.23
Third Quarter	26.59	23.40
Fourth Quarter	26.75	23.78

        The closing price of our common shares on the NYSE on February 19, 2013, was $25.91 per common share. As of February 19, 2013, there were 63 shareholders of record, and we estimate that as of such date there were approximately 5,239 beneficial owners of our common shares.

        Information about our distributions paid to common shareholders is summarized in the table below. Common share distributions are generally paid in the quarter following the quarter to which they relate.

	Dividends Paid Per Common Share
	2012
First Quarter	$0.09	(1)
Second Quarter	0.40
Third Quarter	0.42
Fourth Quarter	0.42

Total	$1.33

(1)
Prorated distribution based on the number of days from March 12, 2012, which was the date we completed our IPO, to March 31, 2012.

        All common share distributions shown in the table above have been paid. We currently intend to continue to declare and pay common share distributions on a quarterly basis in cash. However, the timing, amount and form of distributions will be made at the discretion of our Board of Trustees and will depend upon various factors that our Board of Trustees deems relevant, including, but not limited to, our results of operations, our financial condition, debt and equity capital available to us, our expectation of our future capital requirements, our FFO, our Normalized FFO, restrictive covenants in our financial or other contractual arrangements (including those in our revolving credit facility and term loan agreements), tax law requirements to qualify for taxation as and remain a REIT and restrictions under Maryland law. Therefore, there can be no assurance that we will continue to pay distributions in the future or that the amount of any distributions we do pay will not decrease.

Item 6.    Selected Financial Data

        The following table sets forth selected financial data for the periods and dates indicated. This data should be read in conjunction with, and is qualified in its entirety by reference to, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and accompanying notes included in this Annual Report on Form 10-K. The operating information for the year ended, and the balances sheet information as of December 31, 2012, have been derived from our audited consolidated financial statements for the period of time for which we have been a separate public company and from certain financial information of CWH for periods prior to our becoming a separate public company. The operating information for the years 2011, 2010, 2009 and 2008, and the balance sheet information as of December 31, 2011, 2010, 2009 and 2008, have been derived from the financial statements of CWH. The selected financial data below does not necessarily reflect what our results of operations and financial position would have been if we had operated as a stand alone company during all periods presented, and should not be relied upon as an indicator of our future performance.

	Year ended December 31,
	2008	2009	2010	2011	2012
	(unaudited)
Operating information:
Revenues:
Rental income	$69,128	$78,430	$80,933	$91,775	$105,559
Tenant reimbursements and other income	13,329	14,027	15,042	16,847	17,231

Total revenues	82,457	92,457	95,975	108,622	122,790
Expenses:
Real estate taxes	12,225	13,140	13,817	14,709	15,370
Other operating expenses	7,381	7,675	7,689	8,237	8,426
Depreciation and amortization	6,499	8,218	8,160	11,205	14,860
Acquisition related costs	—	188	386	—	2,470
General and administrative	4,532	5,051	5,351	5,528	8,203

Total expenses	30,637	34,272	35,403	39,679	49,329

Operating income	51,820	58,185	60,572	68,943	73,461
Interest expense	—	—	—	—	(7,565)
Equity in earnings of an investee	—	—	—	—	269

Income before income tax expense	51,820	58,185	60,572	68,943	66,165
Income tax expense	—	—	—	—	(290)

Net income	$51,820	$58,185	$60,572	$68,943	$65,875

Net income per common share	N/A	N/A	N/A	N/A	$2.43

	As of December 31,
	2008	2009	2010	2011	2012
	(unaudited)	(unaudited)
Balance sheet information
Total real estate investments (before depreciation)	$796,441	$833,889	$897,603	$907,336	$1,295,778
Total assets (after depreciation)	$832,210	$874,488	$947,931	$954,532	$1,430,652
Total debt	$—	$—	$—	$—	$472,778

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following information should be read in conjunction with our consolidated financial statements and accompanying notes included elsewhere in this Annual Report on Form 10-K.

OVERVIEW

        As of December 31, 2012, we owned 267 properties, located in 19 states, that contain approximately 24.6 million rentable square feet and were approximately 95.3% leased (based on rentable square feet). For the year ended December 31, 2012, approximately 61.4% of our total revenue was from 229 properties with 17.8 million rentable square feet we own on the island of Oahu, Hawaii. The remainder of our total revenue for the year ended December 31, 2012 was from 38 properties located throughout the mainland United States.

Property Operations

        As of December 31, 2012 and 2011, 95.3% of our rentable square feet were leased. Occupancy data for our properties as of December 31, 2012 and 2011 is as follows (square feet in thousands):

	All Properties As of December 31,		Comparable Properties(1) As of December 31,
	2012	2011	2012	2011
Total properties (end of period)	267	251	250	250
Total square feet	24,592	21,424	21,275	21,326
Percent leased(2)	95.3%	95.3%	94.5%	95.3%

(1)
Includes properties that were owned continuously since January 1, 2011 by CWH until contributed to us on February 16, 2012.

(2)
Percent leased includes (i) space being fitted out for occupancy pursuant to existing leases, if any, and (ii) space which is leased but is not occupied or is being offered for sublease by tenants, if any.

        The average annualized effective rental rate per square foot, as defined below, for our properties for the years ended December 31, 2012 and 2011 are as follows:

	Year ended December 31,
	2012	2011
Average annualized effective rental rate per square foot(1)	$5.74	$5.20

(1)
Average annualized effective rental rate per square foot represents total revenue during the period specified divided by the average rentable square feet leased during the period specified.

        During the year ended December 31, 2012, we entered lease renewals and new leases for 994,422 square feet. The weighted average lease term for lease renewals and new leases entered into during the year ended December 31, 2012 was 8.1 years. Commitments for tenant improvement, leasing commission costs and concessions for leases entered during the year ended December 31, 2012 totaled approximately $1.8 million, or approximately $0.22 per square foot per year of the weighted average lease term. All renewal and new leasing activity during the year ended December 31, 2012 occurred at our Hawaii Properties.

        During the year ended December 31, 2012, we also executed 14 rent resets at our Hawaii Properties for 546,482 square feet of land, at combined weighted average reset rates that were approximately 53.9% higher than prior rates.

        We currently believe that U.S. leasing market conditions are slowly improving, but remain weak in many U.S. markets. However, because our weighted average remaining lease term (based on annualized rental revenue, as defined below) was approximately 11.7 years as of December 31, 2012, we do not expect our occupancy rate to materially change through the end of 2013. In addition, despite the recent recession and incomplete recovery of the U.S. economy, revenues from our Hawaii Properties, which represented approximately 61.4% of our total rental revenue for the year ended December 31, 2012, have generally increased under our ownership and CWH's prior ownership as leases for those properties have reset or renewed. Nevertheless, because of the current U.S. and global economic uncertainty, there are too many variables for us to reasonably project what the financial impact of changing market conditions will be on our occupancy, rents or financial results.

        As shown in the table below, approximately 2.1% of our rented square feet and approximately 1.8% of our total annualized rental revenue are included in leases scheduled to expire by December 31, 2013. Lease renewals and rental rates for which available space may be relet in the future will depend on prevailing market conditions at the times these renewals, new leases and rent reset rates are negotiated. However, substantially all of our leases scheduled to expire through December 31, 2014 relate to our Hawaii Properties, and, as stated above, revenues from these properties have generally increased during our and CWH's prior ownership as the leases for those properties have been reset or renewed. As of December 31, 2012, our lease expirations by year are as follows (square feet and dollars in thousands):

Year	Number of Tenants with Expiring Leases	Rented Square Feet Expiring(1)	Percent of Total Rented Square Feet Expiring(1)	Cumulative Percent of Total Rented Square Feet Expiring(1)	Annualized Rental Revenue Expiring(2)	Percent of Total Annualized Rental Revenue Expiring(2)	Cumulative Percent of Total Annualized Rental Revenue Expiring(2)
2013	27	486	2.1%	2.1%	$2,828	1.8%	1.8%
2014	13	251	1.1%	3.2%	1,044	0.7%	2.5%
2015	22	563	2.4%	5.6%	5,645	3.6%	6.1%
2016	21	1,287	5.5%	11.1%	8,422	5.4%	11.5%
2017	9	411	1.8%	12.9%	5,733	3.7%	15.2%
2018	9	1,510	6.4%	19.3%	14,453	9.3%	24.5%
2019	12	1,765	7.5%	26.8%	6,493	4.2%	28.7%
2020	5	318	1.4%	28.2%	4,012	2.6%	31.3%
2021	5	566	2.4%	30.6%	2,087	1.3%	32.6%
2022	66	3,062	13.1%	43.7%	20,140	13.0%	45.6%
Thereafter	80	13,205	56.3%	100.0%	84,502	54.4%	100.0%

	269	23,424	100.0%		$155,359	100.0%

Weighted average remaining lease term (in years)		12.8				11.7

(1)
Rented square feet is pursuant to existing leases as of December 31, 2012, and includes (i) space being fitted out for occupancy pursuant to existing leases and (ii) space which is leased but is not occupied or is being offered for sublease by tenants.

(2)
Annualized rental revenue is the annualized contractual rents from our tenants pursuant to existing leases as of December 31, 2012, including straight line rent adjustments and estimated recurring expense reimbursements, but excluding lease value amortization.

        A majority of our Hawaii Properties are lands leased for rents that are periodically reset based on fair market values, generally every five to ten years. The following chart shows the annualized rental revenue as of December 31, 2012 scheduled to reset at our Hawaii lands.

Annualized Rental Revenue(1) as of December 31, 2012 Scheduled to Reset
2013	$10,331
2014	5,476
2015	1,182
2016 and thereafter	19,582

Total	$36,571

(1)
Annualized rental revenue is the annualized contractual rents from our tenants pursuant to existing leases as of December 31, 2012, including straight line rent adjustments and estimated recurring expense reimbursements, but excluding lease value amortization.

        With respect to our Hawaiian land leases, we intend to negotiate with our tenants as rents under their leases are scheduled to reset in order to achieve new rents based on the then current fair market values. If we are unable to reach agreement with a tenant on a rent reset, our Hawaii land leases typically provide that rent is reset based on an appraisal process. Despite CWH's and our prior experience with rent resets in Hawaii, our ability to increase rents when rent resets occur depends upon market conditions which are beyond our control. Accordingly, we can provide no assurance that the historical increases in rents which we and CWH have achieved in the past will be repeated in the future, and it is possible that rents could reset to a lower level if fair market values decrease.

        We may also seek to redevelop our Hawaii lands. Since the leases for our Hawaii lands were first entered, often as long as 40 to 50 years ago, the character of many of the neighborhoods in the vicinity of certain of our properties has changed. Some of our properties used for industrial purposes may now be suitable for redevelopment into commercial properties that may generate higher rents. Since CWH acquired our initial Hawaii properties in 2003 and 2005, it has selectively redeveloped a limited number of these properties and, on several occasions, considered the redevelopment of properties as leases have expired. We expect to continue these activities and considerations.

        We expect to seek to renew or extend the terms of leases relating to our Mainland Properties when they expire. Because of the capital many of these tenants have invested in improvements and because many of our properties may be of strategic importance to the tenants' business, we believe that there is a greater likelihood that these tenants may renew or extend their leases when they expire as compared to tenants in a property with multiple tenants. However, we also believe that if a building previously occupied by a single tenant becomes vacant, it may take longer and cost more to locate a new tenant than when space becomes vacant in a multi-tenant property because in place improvements designed specifically for the needs of the prior single tenant may need to be replaced.

        Whenever we extend, renew or enter into new leases for our properties, we intend to seek rents which are equal to or higher than our historical rents for the same properties; however, our ability to maintain or increase the rents for our current properties will depend in large part upon market conditions which are beyond our control.

        RMR employs a tenant review process for us. RMR assesses tenants on an individual basis and does not employ a uniform set of credit criteria. In general, depending on facts and circumstances, RMR evaluates the creditworthiness of a tenant based on information concerning the tenant that is provided by the tenant and, in some cases, information that is publicly available or obtained from third party sources. RMR also often uses a third party service to monitor the credit ratings of debt securities of our existing tenants whose debt securities are rated by a nationally recognized statistical rating organization.

        Our principal source of funds for our operations to pay our debt service and our distributions to shareholders is rents from tenants at our properties. Rents are generally received from our tenants monthly in advance. As of December 31, 2012, tenants representing 1% or more of our total annualized rental revenues were as follows (square feet in thousands):

Tenant		Property Type	Sq. Ft.(1)	% of Total Sq. Ft.(1)	% of Annualized Rental Revenue(2)	Expiration
1	Orbital Sciences Corporation	Mainland Properties	337	1.4%	6.6%	6/30/2023
2	Cinram Group, Inc.	Mainland Properties	1,371	5.9%	5.9%	8/30/2032
3	Novell, Inc.	Mainland Properties	406	1.7%	5.1%	11/30/2024
4	The Southern Company	Mainland Properties	448	1.9%	3.1%	12/31/2018
5	Tesoro Hawaii Corporation	Hawaii Properties	3,148	13.4%	2.7%	4/30/2019; 12/31/2019; 3/31/2024
6	Bookspan	Mainland Properties	502	2.1%	2.4%	9/23/2028
7	Merkle Group, Inc.	Mainland Properties	120	0.5%	2.3%	5/31/2023
8	Shurtape Technologies, LLC	Mainland Properties	645	2.8%	2.2%	5/28/2024
9	Stratus Technologies, Inc.	Mainland Properties	287	1.2%	2.2%	5/31/2016
10	Servco Pacific, Inc.	Hawaii Properties	537	2.3%	2.2%	1/31/2029; 2/29/2032
11	Micron Technology, Inc.	Mainland Properties	96	0.4%	2.1%	4/30/2020
12	Colgate—Palmolive Company	Mainland Properties	142	0.6%	1.9%	1/31/2024
13	Ruckus Wireless, Inc.	Mainland Properties	96	0.4%	1.7%	11/30/2022
14	Arrowhead General Insurance Agency, Inc.	Mainland Properties	95	0.4%	1.6%	7/31/2019
15	Valassis Communications, Inc.	Mainland Properties	268	1.1%	1.6%	9/30/2023
16	Sprint Nextel Corporation	Mainland Properties	140	0.6%	1.5%	7/31/2018
17	Allied Building Products Corporation	Hawaii Properties	310	1.3%	1.5%	12/31/2028
18	BCI Coca-Cola Bottling Company	Hawaii Properties	351	1.5%	1.5%	12/31/2022; 7/31/2039
19	Safeway Stores, Inc.	Hawaii Properties	146	0.6%	1.4%	10/30/2018
20	Manheim Services Corporation	Hawaii Properties	338	1.4%	1.4%	5/31/2016
21	Mattson Technology, Inc.	Mainland Properties	101	0.4%	1.3%	5/31/2017
22	Cisco Systems, Inc.	Mainland Properties	149	0.6%	1.3%	12/31/2015; 12/31/17
23	AES Hawaii, Inc.	Hawaii Properties	1,242	5.3%	1.3%	3/31/2040
24	Kaiser Foundation Health Plan	Hawaii Properties	217	0.9%	1.1%	4/30/2026; 6/30/2046
25	Black and Veatch Holding Company	Mainland Properties	82	0.4%	1.0%	10/31/2027
26	Waikiki Pearl Company, Inc.	Hawaii Properties	278	1.2%	1.0%	12/31/2029
27	Element K	Mainland Properties	95	0.4%	1.0%	12/31/2017
28	Pahounui Partners, LLC	Hawaii Properties	191	0.8%	1.0%	6/30/2027

	Total		12,138	51.5%	59.9%

(1)
Square feet is pursuant to existing leases as of December 31, 2012, and includes (i) space being fitted out for occupancy and (ii) space which is leased but is not occupied or is being offered for sublease.

(2)
Annualized rental revenue is the annualized contractual rents from our tenants pursuant to existing leases as of December 31, 2012, including straight line rent adjustments and estimated recurring expense reimbursements, but excluding lease value amortization.

Investment Activities (dollar amounts in thousands)

        On February 16, 2012, CWH contributed the Initial Properties to us. In return, we issued to CWH: (i) 22,000,000 common shares (including 1,000 common shares initially issued to CWH on December 21, 2011 in connection with our formation) and (ii) the CWH Note.

        From February 16, 2012 through December 31, 2012, we acquired 16 properties with a combined 3.2 million square feet for an aggregate purchase price of $438,013, excluding closing costs. Since December 31, 2012, we have acquired two properties with a combined 0.6 million square feet for an aggregate purchase price of $105,000, excluding closing costs. As of February 19, 2013, we have agreed to acquire three properties with a combined 0.2 million rentable square feet for an aggregate purchase price of $53,320, excluding closing costs. Our agreements to acquire additional properties are subject to conditions typical of commercial real estate transactions, including completion of our diligence. Accordingly there can be no assurance that we will acquire all or any of these properties. For more information regarding properties that we have acquired and properties that we have agreed to acquire pursuant to existing agreements we have entered, see Note 4 to our Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K, which is incorporated herein by reference.

Financing Activities (dollar amounts in thousands, except per share amounts)

        On February 16, 2012, CWH contributed the Initial Properties to us in return for our issuance of: (i) 22,000,000 common shares (including 1,000 common shares initially issued to CWH on December 21, 2011 in connection with our formation) and (ii) the CWH Note.

        On March 6, 2012, we publicly offered 8,000,000 common shares in our IPO. The sale of these shares and an additional 1,200,000 of our common shares pursuant to the exercise in full of our IPO underwriters' option to purchase additional shares closed on March 12, 2012 at a price of $21.50 per share, raising net proceeds of approximately $180,814. We used the net proceeds from the IPO and borrowings under our revolving credit facility to repay in full the CWH Note.

        In March 2012, we entered into a $500,000 unsecured revolving credit facility that is available for general business purposes, including acquisitions. We applied the proceeds of our initial borrowings under our $500,000 revolving credit facility to repay in full the CWH Note and to reimburse CWH for costs that CWH incurred in connection with our organization and preparation for our IPO. In addition, the revolving credit facility includes a feature under which maximum borrowings may be increased to $1,000,000 in certain circumstances. In February 2013, we partially exercised our option to increase the available borrowing amount under our revolving credit facility from $500,000 to $750,000.

        In July 2012, we entered into a five year $350,000 unsecured term loan. Our term loan matures on July 11, 2017 and is prepayable without penalty at any time. In addition, our term loan includes a feature under which maximum borrowings may be increased to up to $700,000 in certain circumstances. Our term loan bears interest at a rate of LIBOR plus a premium, which was 155 basis points as of December 31, 2012. The interest rate premium is subject to adjustment based upon changes to our leverage or credit ratings. We used the net proceeds of our term loan to repay amounts outstanding under our revolving credit facility and to fund general business activities, including acquisitions. As of December 31, 2012, interest rate for the amount outstanding under our term loan was 1.77%.

        Simultaneous with closing our term loan, we amended our revolving credit facility. As a result of this amendment, the pledge agreement that we and certain of our subsidiaries had previously entered into was terminated, and the equity of our subsidiaries that had been pledged pursuant to that pledge agreement as collateral for our and our subsidiary guarantors' obligations under our revolving credit facility was released.

        For more information regarding our financing sources and activities, please see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Our Investment and Financing Liquidity and Resources" of this Annual Report on Form 10-K.

        In September 2012, we assumed a mortgage totaling $18,500, which was recorded at a fair value of $19,984, in connection with our acquisition of properties in Carlsbad, CA. This mortgage bears interest at a rate of 5.950%, requires monthly principal and interest payments and matures in 2017.

        Also in September 2012, we assumed a mortgage totaling $7,500, which was recorded at a fair value of $7,947, in connection with our acquisition of a property in Chelmsford, MA. This mortgage bears interest at a rate of 5.689%, requires monthly interest only payments and matures in 2016 with the ability to prepay at our option beginning in 2014.

        In December 2012, we sold 8,050,000 of our common shares, including 1,050,000 common shares sold when the underwriters exercised in full their option to purchase additional shares, in a public offering at a price of $24.00 per share, raising net proceeds of approximately $182,843. We used the net proceeds to partially repay amounts outstanding under our revolving credit facility and for general business activities, including acquisitions.

RESULTS OF OPERATIONS

Year Ended December 31, 2012, Compared to Year Ended December 31, 2011 (dollars in thousands, except per share data)

	Comparable Properties Results(1) Year Ended December 31,				Acquired Properties Results(2) Year Ended December 31,				Consolidated Results Year Ended December 31,
	2012(3)	2011	$ Change	% Change	2012(3)	2011	$ Change	% Change	2012(3)	2011	$ Change	% Change
Revenues
Rental income	$92,115	$90,752	$1,363	1.5%	$13,444	$1,023	$12,421	1214.2%	$105,559	$91,775	$13,784	15.0%
Tenant reimbursements and other income	15,871	16,839	(968)	(5.7)%	1,360	8	1,352	16900.0%	17,231	16,847	384	2.3%

Total revenues	$107,986	$107,591	$395	0.4%	$14,804	$1,031	$13,773	1335.9%	$122,790	$108,622	$14,168	13.0%
Operating expenses:
Real estate taxes	14,765	14,709	56	0.4%	605	—	605	—	15,370	14,709	661	4.5%
Other operating expenses	7,427	8,171	(744)	(9.1)%	999	66	933	1413.6%	8,426	8,237	189	2.3%

Total operating expenses	22,192	22,880	(688)	(3.0)%	1,604	66	1,538	2330.3%	23,796	22,946	850	3.7%

Net operating income(4)	$85,794	$84,711	$1,083	1.3%	$13,200	$965	$12,235	1267.9%	98,994	85,676	13,318	15.5%

Other expenses
Depreciation and amortization									14,860	11,205	3,655	32.6%
Acquisition related costs									2,470	—	2,470	—
General and administrative									8,203	5,528	2,675	48.4%

Total other expenses									25,533	16,733	8,800	52.6%

Operating income									73,461	68,943	4,518	6.6%
Interest expense									(7,565)	—	(7,565)	—
Equity in earnings of an investee									269	—	269	—

Income before income tax expense									66,165	68,943	(2,778)	(4.0)%
Income tax expense									(290)	—	(290)	—

Net income									$65,875	$68,943	$(3,068)	(4.5)%

Weighted average common shares outstanding									27,122	n/m

Net income per common share									$2.43	n/m

Calculation of Funds From Operations and Normalized Funds From Operations(5)
Net income									$65,875	$68,943
Depreciation and amortization									14,860	11,205

Funds from operations									80,735	80,148
Acquisition related costs									2,470	—

Normalized funds from operations									$83,205	$80,148

Funds from operations per common share									$2.98

Normalized funds from operations per common share									$3.07

(1)
Includes properties that were owned continuously since January 1, 2011 by CWH until contributed to us on February 16, 2012.

(2)
Includes properties we acquired after our IPO plus one property CWH acquired in January 2011.

(3)
Results of operations for the year ended December 31, 2012 have been derived from our audited consolidated financial statements for the period of time we have been a public company and from certain financial information of CWH for periods prior to our becoming a public company.

(4)
We calculate net operating income, or NOI, as shown above. We define NOI as income from our rental of real estate less our property operating expenses. We consider NOI to be an appropriate supplemental measure to net income because it may help both investors and management to understand the operations of our properties. We use NOI internally to evaluate individual and company wide property level performance, and we believe that NOI provides useful information to investors regarding our results of operations because it reflects only those income and expense items that are incurred at the property level and may facilitate comparisons of our operating performance between periods. The calculation of NOI excludes certain components of net income in order to provide results that are more closely related to our properties' results of operations. NOI does not represent cash generated by operating activities in accordance with GAAP and should not be considered as an alternative to net income, operating income or cash flow from operating activities, determined in accordance with GAAP or as an indicator of our financial performance or liquidity, nor is this measure necessarily indicative of sufficient cash flow to fund all of our needs. We believe that NOI may facilitate an understanding of our consolidated historical operating results. This measure should be considered in conjunction with net income, operating income and cash flow from operating activities as presented in our Consolidated Statements of Income and Comprehensive Income and Consolidated Statements of Cash Flows. Other REITs and real estate companies may calculate NOI differently than we do.

(5)
We calculate funds from operations, or FFO, and normalized funds from operations, or Normalized FFO, as shown above. FFO is calculated on the basis defined by The National Association of Real Estate Investment Trusts, or NAREIT, which is net income, calculated in accordance with GAAP, plus real estate depreciation and amortization as well as other adjustments currently not applicable to us. Our calculation of Normalized FFO differs from NAREIT's definition of FFO because we exclude acquisition related costs. We consider FFO and Normalized FFO to be appropriate measures of operating performance for a REIT, along with net income, operating income and cash flow from operating activities. We believe that FFO and Normalized FFO provide useful information to investors because by excluding the effects of certain historical amounts, such as depreciation expense, FFO and Normalized FFO may facilitate a comparison of our operating performance between periods. FFO and Normalized FFO are among the factors considered by our Board of Trustees when determining the amount of distributions to our shareholders. Other factors include, but are not limited to, requirements to maintain our status as a REIT, limitations in our revolving credit facility and term loan agreements, the availability of debt and equity capital to us, our expectation of our future capital requirements and operating performance, and our expected needs and availability of cash to pay our obligations. FFO and Normalized FFO do not represent cash generated by operating activities in accordance with GAAP and should not be considered as alternatives to net income, operating income or cash flow from operating activities, determined in accordance with GAAP, or as indicators of our financial performance or liquidity, nor are these measures necessarily indicative of sufficient cash flow to fund all of our needs. We believe that FFO and Normalized FFO may facilitate an understanding of our consolidated historical operating results. These measures should be considered in conjunction with net income, operating income and cash flow from operating activities as presented in our Consolidated Statements of Income and Comprehensive Income and Consolidated Statements of Cash Flows. Other REITs and real estate companies may calculate FFO and Normalized FFO differently than we do.

        References to changes in the income and expense categories below relate to the comparison of results for the year ended December 31, 2012, compared to the year ended December 31, 2011.

        Rental income.    The $13,784 increase in rental income primarily reflects our acquisition of 16 properties during 2012 plus increases from rent resets and contingent rent at our comparable properties located in Hawaii, partially offset by a decline in occupancy at our comparable properties. Rental income includes non-cash straight line rent adjustments totaling approximately $5,869 in 2012 and approximately $5,045 in 2011, and net amortization of acquired real estate leases and assumed real estate lease obligations totaling approximately ($587) in 2012 and approximately ($354) in 2011.

        Tenant reimbursements and other income.    The $384 increase in tenant reimbursements and other income primarily reflects our acquisition of 16 properties during 2012, partially offset by a net decline in other operating expenses reimbursable by our tenants at our comparable properties in 2012.

        Real estate taxes.    The $661 increase in real estate tax expense primarily reflects our acquisition of 16 properties during 2012.

        Other operating expenses.    Other operating expenses primarily include property maintenance, environmental remediation, utilities, insurance, bad debt and property management fees. The $189 increase in other operating expenses primarily reflects our acquisition of 16 properties during 2012, partially offset by a decline in reimbursable other operating expenses.

        Depreciation and amortization.    The $3,655 increase in depreciation and amortization primarily reflects our acquisition of 16 properties during 2012.

        Acquisition related costs.    Acquisition related costs reflect our acquisition of 16 properties during 2012.

        General and administrative.    General and administrative expenses include legal, audit, business management fee expenses, trustee fees and non-cash equity compensation awarded to our Trustees, our officers and certain other RMR employees. General and administrative expenses were allocated to us by CWH through the March 12, 2012, the date we completed our IPO, and are our direct costs since that date. The increase in general and administrative expenses primarily reflects the increased costs for legal, accounting, trustees fees, internal audit expenses, share grant awards and other administrative expenses as a result of our becoming a separate public company.

        Interest expense.    Interest expense reflects interest on borrowings under our revolving credit facility and term loan in 2012, as well as interest expense related to two mortgages assumed in connection with two of our 2012 acquisitions.

        Equity in earnings of an investee.    Equity in earnings of an investee represents our proportionate share of earnings from our investment in AIC.

        Income tax expense.    Income tax expense represents state income tax expense in 2012.

        Net income.    The decrease in net income for the year ended December 31, 2012 compared to the year ended December 31, 2011 reflects the changes noted above.

        Weighted average common shares outstanding.    The number of common shares as of December 31, 2012 used to determine our net income per share includes the weighted average common shares outstanding during 2012, including shares issued to CWH through February 2012, shares sold in our IPO in March 2012 and shares sold in our offering in December 2012.

Year Ended December 31, 2011, Compared to Year Ended December 31, 2010 (dollars in thousands, except per share data)

	Comparable Properties Results(1) Year Ended December 31,				Acquired Properties Results(2) Year Ended December 31,				Consolidated Results Year Ended December 31,
	2011	2010	$ Change	% Change	2011	2010	$ Change	% Change	2011	2010	$ Change	% Change
Revenues
Rental income	$83,218	$80,502	$2,716	3.4%	$8,557	$431	$8,126	1885.4%	$91,775	$80,933	$10,842	13.4%
Tenant reimbursements and other income	14,855	14,999	(144)	(1.0)%	1,992	43	1,949	4532.6%	16,847	15,042	1,805	12.0%

Total revenues	$98,073	$95,501	$2,572	2.7%	$10,549	$474	$10,075	2125.5%	$108,622	$95,975	$12,647	13.2%
Operating expenses:
Real estate taxes	13,642	13,787	(145)	(1.1)%	1,067	30	1,037	3456.7%	14,709	13,817	892	6.5%
Other operating expenses	7,439	7,666	(227)	(3.0)%	798	23	775	3369.6%	8,237	7,689	548	7.1%

Total operating expenses	21,081	21,453	(372)	(1.7)%	1,865	53	1,812	3418.9%	22,946	21,506	1,440	6.7%

Net operating income	$76,992	$74,048	$2,944	4.0%	$8,684	$421	$8,263	1962.7%	85,676	74,469	11,207	15.0%

Other expenses
Depreciation and amortization									11,205	8,160	3,045	37.3%
Acquisition related costs									—	386	(386)	(100.0)%
General and administrative									5,528	5,351	177	3.3%

Total other expenses									16,733	13,897	2,836	20.4%

Operating income									68,943	60,572	8,371	13.8%

Net income									$68,943	$60,572	$8,371	13.8%

Calculation of Funds From Operations and Normalized Funds From Operations
Net income									$68,943	$60,572
Depreciation and amortization									11,205	8,160

Funds from operations									80,148	68,732
Acquisition related costs									—	386

Normalized funds from operations									$80,148	$69,118

(1)
Includes properties that were owned continuously since January 1, 2010 by CWH until contributed to us on February 16, 2012.

(2)
Includes properties that were acquired after January 1, 2010 by CWH and contributed to us on February 16, 2012.

        References to changes in the income and expense categories below relate to the comparison of results for the year ended December 31, 2011, compared to the year ended December 31, 2010.

        Rental income.    The $10,842 increase in rental income includes $8,126 of rental income from five properties acquired between December 2010 and January 2011, $1,700 related to increases from rent resets at properties located in Hawaii and $1,000 related to other leasing activities during 2010 and 2011, including lease renewals and new leases throughout the portfolio. Rental income includes non-cash straight line rent adjustments totaling approximately $5,045 in 2011 and approximately $2,779 in 2010, and net amortization of acquired real estate leases and assumed real estate lease obligations totaling approximately ($354) in 2011 and approximately ($903) in 2010.

        Tenant reimbursements and other income.    The $1,805 increase in tenant reimbursements and other income primarily reflects reimbursements from tenants at five properties acquired between December 2010 and January 2011.

        Real estate taxes.    The $892 increase in real estate taxes primarily reflects the acquisition of five properties acquired between December 2010 and January 2011.

        Other operating expenses.    Other operating expenses primarily include property maintenance, environmental remediation, utilities, insurance, bad debt and property management fees. The $548 increase in other operating expenses primarily reflects the acquisition of five properties acquired between December 2010 and January 2011.

        Depreciation and amortization.    The $3,045 increase in depreciation and amortization primarily reflects $3,218 of depreciation related to five properties acquired between December 2010 and January 2011 plus $236 related to other leasing activities during 2010 and 2011, partially offset by $440 related to lease extensions resulting in amortization of leasing costs over longer periods beginning in 2009.

        Acquisition related costs.    The $386 decrease in acquisition related costs reflects the acquisition of four properties during 2010. Acquisition costs incurred during 2011 reflect $73 of costs incurred to acquire one property in January 2011, offset by credits totaling $73 from accruals related to prior year acquisitions.

        General and administrative.    General and administrative expenses include legal, audit, business management fee expenses, trustee fees and non-cash equity compensation awarded to CWH Trustees, officers and other certain RMR employees as allocated to us. The $177 increase in general and administrative expenses reflects five properties acquired between December 2010 and January 2011 and the related increase in CWH's general and administrative expenses allocated to our properties. General and administrative expenses are based on an allocated portion of CWH's historical general and administrative costs attributable to the Initial Properties based on CWH's historical cost of the properties compared to CWH's total historical cost of all of its properties. We believe that this allocation of general and administrative costs is appropriate as the majority of these costs are paid as business management base fees to RMR and calculated on the basis of historical property costs.

        Net income.    The increase in net income for the year ended December 31, 2011 compared to the year ended December 31, 2010 reflects the changes noted above.

LIQUIDITY AND CAPITAL RESOURCES

Our Operating Liquidity and Resources (dollars in thousands)

        Our principal source of funds to meet operating expenses, debt service obligations and pay distributions on our common shares is rents from our properties. Under CWH's prior ownership, the flow of funds from the properties CWH transferred to us in February 2012 historically had been sufficient to pay operating expenses for those properties. Our operating expenses as a separate public company are higher than the operating expenses when our properties were directly under CWH's control. Nonetheless, we believe that our operating cash flow will be sufficient to meet our operating expenses, debt service obligations and planned distributions on our shares for the next 12 months and for the reasonably foreseeable future thereafter. Our future cash flows from operating activities will depend primarily upon our ability to:

  •
  maintain or improve the occupancy of, and the rent rates at, our properties;

  •
  control our operating cost increases; and

  •
  purchase additional properties which produce cash flows in excess of our costs of acquisition capital and property operating expenses.

        Cash flows provided by (used in) operating, investing and financing activities were approximately $80,495, ($427,615) and $367,493, respectively, for the year ended December 31, 2012, and $73,814, ($11,574) and ($62,240), respectively, for the year ended December 31, 2011. Changes in the operating activities category between 2012 and 2011 primarily relate to increased operating cash flow from our acquisition of 16 properties during 2012. Changes in the investing activities category between 2012 and 2011 relate to our acquisition of 16 properties in 2012 compared to one property in January 2011 and to our investment in AIC in May 2012. Changes in the financing activities category between 2012 and 2011 primarily relate to (i) our IPO, including borrowings under our revolving credit facility and repayment in full of the CWH Note, (ii) our public offering in December 2012, including the repayment of borrowings under our revolving credit facility and (iii) borrowings under our revolving credit facility to fund general business operations, including our acquisitions.

Our Investment and Financing Liquidity and Resources (dollars in thousands except per share data)

        In order to fund acquisitions and to meet cash needs that may result from timing differences between our receipt of rents and our desire or need to make distributions, fund property acquisitions, or pay operating or capital expenses, we maintain a $750,000 revolving credit facility (increased from $500,000 at December 31, 2012) with a group of institutional lenders. The maturity date of our revolving credit facility is March 11, 2016 and, subject to the payment of an extension fee and meeting certain other conditions, includes an option for us to extend the stated maturity date of our revolving credit facility by one year to March 11, 2017. In addition, our revolving credit facility also includes a feature under which maximum borrowings may be increased to up to $1,000,000 in certain circumstances. Borrowings under our revolving credit facility bear interest at LIBOR plus a premium. We also pay a facility fee on the total amount of lending commitments under our revolving credit facility. Both the interest rate premium and the facility fee are subject to adjustment based upon changes to our leverage or credit ratings. At December 31, 2012, the interest rate premium on our revolving credit facility was 130 basis points and our facility fee was 30 basis points. We can borrow, repay and reborrow funds available under our revolving credit facility until maturity, and no principal repayment is due until maturity. As of December 31, 2012, we had $95,000 outstanding under our revolving credit facility at an interest rate of 1.52%.

        We have a five year $350,000 unsecured term loan that matures on July 11, 2017 and is prepayable by us at any time without penalty. In addition, the term loan includes a feature under which maximum borrowings may be increased to up to $700,000 in certain circumstances.

        As of December 31, 2012, we had $20,373 of cash and cash equivalents and $405,000 available to borrow under our revolving credit facility. We expect to use cash balances, borrowings under our revolving credit facility, net proceeds from offerings of equity or debt securities, and the cash flow from our operations to fund debt repayments, future property acquisitions and other general business purposes. In February 2013, we partially exercised our option to increase the available borrowing amount under our revolving credit facility from $500,000 to $750,000. As of February 19, 2013, we had $200,000 outstanding and $550,000 available to borrow under our revolving credit facility.

        When significant amounts are outstanding under our revolving credit facility, or as the maturity of our revolving credit facility and term loan approaches, we expect to explore alternatives for repaying or refinancing such amounts. Such alternatives may include incurring additional term debt, issuing new equity securities, extending the maturity of our revolving credit facility and entering into a new or expanded revolving credit facility.

        The completion and the costs of any future financings will depend primarily upon market conditions. In particular, the feasibility and cost of any future debt financings will depend primarily on credit markets and our then current creditworthiness. We have no control over market conditions. Potential lenders in future debt transactions will evaluate our creditworthiness and our ability to fund required debt service and repay principal balances when they become due by reviewing our results of operations, financial condition, business practices and plans and our ability to maintain our earnings, to stagger our debt maturities and to balance our use of debt and equity capital so that our financial performance and leverage ratios afford us flexibility to withstand any reasonably anticipated adverse changes. We intend to conduct our business activities in a manner which will continue to afford us reasonable access to capital for investment and financing activities, but there can be no assurance that we will be able to successfully carry out this intention.

        In August 2012, we paid a $0.49 per share distribution to our common shareholders, including a regular quarterly distribution of $0.40 per common share with respect to the quarter ended June 30, 2012, plus an additional $0.09 per common share reflecting our first 20 days as a public company during the first quarter 2012. In both November 2012 and February 2013, we paid a $0.42 per share distribution to our common shareholders. We funded the August 2012, November 2012 and February 2013 distributions using existing cash balances and borrowings under our revolving credit facility.

        During the years ended December, 2012 and 2011, cash expenditures made and capitalized for tenant improvements, leasing costs, building improvements and development and redevelopment activities were as follows:

	Year Ended December 31,
	2012	2011
Leasing Capital(1)	$2,089	$1,307
Building Improvements(2)	1,570	319
Development and redevelopment activities(3)	1,603	594

	$5,262	$2,220

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

        During the year ended December 31, 2012 commitments made for expenditures, such as tenant improvements and leasing costs in connection with leasing space, were as follows (dollars and square feet in thousands, except per square foot amounts):

	New Leases	Renewals	Totals
Square feet leased during the period	322	672	994
Total leasing costs and concession commitments(1)	$1,741	$55	$1,796
Total leasing costs and concession commitments per square foot(1)	$5.41	$0.08	$1.81
Weighted average lease term (years)(2)	9.1	7.3	8.1
Total leasing costs and concession commitments per square foot per year(1)	$0.59	$0.01	$0.22

(1)
Includes commitments made for leasing expenditures and concessions, such as improvements, leasing commissions, tenant reimbursements and free rent.

(2)
Weighted based on the annualized contractual rents from our tenants pursuant to existing leases as of December 31, 2012, including straight line rent adjustments and estimated recurring expense reimbursements, but excluding lease value amortization.

        As of December 31, 2012, our contractual obligations were as follows:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Borrowings under revolving credit facility	$95,000	$—	$—	$95,000	$—
Term Loan	350,000	—	—	350,000	—
Mortgage notes payable	25,947	217	475	25,255	—
Tenant related obligations(1)	4,765	3,697	712	356	—
Projected interest expense(2)	39,125	9,173	18,302	11,650	—
Purchase obligations(3)	105,000	105,000	—	—	—

Total	$619,837	$118,087	$19,489	$482,261	$—

(1)
Committed tenant related obligations include leasing commissions and tenant improvements and are based on leases executed or acquired through December 31, 2012.

(2)
Projected interest expense is attributable to only our long term debt obligations as of December 31, 2012 at existing rates and is not intended to project future interest costs which may result from debt prepayments, new debt issuances or changes in interest rates. Projected interest expense does not include interest which may become payable under our revolving credit facility.

(3)
Represents the purchase price to acquire two properties for $105,000 pursuant to executed purchase agreements on December 31, 2012.

Off Balance Sheet Arrangements

        As of December 31, 2012, we had no off balance sheet arrangements that have had or that we expect would be reasonably likely to have a future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Debt Covenants

        Our principal debt obligations at December 31, 2012 were our revolving credit facility, our term loan and two secured mortgage loans assumed in connection with certain of our acquisitions. Our mortgage loans are non-recourse and do not contain any material financial covenants. Our revolving credit facility agreement and our term loan agreement contain a number of covenants which restrict our ability to incur debts in excess of calculated amounts, restrict our ability to make distributions under certain circumstances and generally require us to maintain certain financial ratios. Our revolving credit facility and term loan provide for acceleration of payment of all amounts outstanding upon the occurrence and continuation of certain events of default or upon a change of control, including a change in our management by RMR. We believe we were in compliance with all of our covenants under our revolving credit facility agreement and term loan at December 31, 2012.

Emerging Growth Company

        We are and we will remain an "emerging growth company", as defined in the JOBS Act, until the earliest to occur of (1) the last day of the fiscal year during which our total annual gross revenues equal or exceed $1 billion (subject to adjustment for inflation), (2) the last day of the fiscal year following the fifth anniversary of our IPO, (3) the date on which we have, during the previous three-year period, issued more than $1 billion in non-convertible debt, or (4) the date on which we are deemed a large accelerated filer under the Exchange Act.

        Section 107 of the JOBS Act provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act of 1933, as amended, for complying with new or revised accounting standards. Additionally, we are eligible to take advantage of certain other exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. We have chosen to "opt out" of the extended transition period related to new or revised accounting standards, and as a result we will comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. Section 107 of the JOBS Act provides that our decision to opt out of the extended transition period for complying with new or revised accounting standards is irrevocable. We do intend to avail ourselves of certain scaled compensation disclosure pursuant to the JOBS Act and we may elect to take advantage of additional exemptions available to us under the JOBS Act.

Related Person Transactions (dollars in thousands)

        We have relationships and historical and continuing transactions with our Trustees, our executive officers, RMR, CWH, AIC and other companies to which RMR provides management services and others affiliated with them. For example, we have no employees and personnel and various services we require to operate our business are provided to us by RMR pursuant to management agreements; and RMR is owned by our Managing Trustees. Also, as a further example, we have relationships with other companies to which RMR provides management services and which have trustees, directors and officers who are also trustees, directors or officers of ours or RMR, including: CWH, which previously wholly owned us, which currently is our largest shareholder and with respect to which we are currently its majority owned subsidiary; and we, RMR, CWH and five other companies to which RMR provides management services each currently own 12.5% of AIC, an Indiana insurance company, and we and the other shareholders of AIC have property insurance in place providing $500,000 of coverage pursuant to an insurance program arranged by AIC and with respect to which AIC is a reinsurer of certain coverage amounts. For further information about these and other such relationships and related person transactions, please see Note 9 to the Notes to Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K, which is incorporated herein by reference, and the section captioned "Business" above in Part I, Item 1 of this Annual Report on Form 10-K. In addition, for more information about these transactions and relationships and about the risks that may arise as a result of these and other related person transactions and relationships, please see elsewhere in this Annual Report on Form 10-K, including "Warning Concerning Forward Looking Statements" and Part I, Item 1A, "Risk Factors." Copies of certain of our agreements with these related parties, including our business management agreement and property management agreement with RMR, various agreements we have entered with CWH and our shareholders agreement with AIC and its shareholders, are publicly available as exhibits to our public filings with the SEC and accessible at the SEC's website at www.sec.gov.

        We believe that our agreements with RMR, CWH and AIC are on commercially reasonable terms. We also believe that our relationships with RMR, CWH and AIC and their affiliated and related persons and entities benefit us and, in fact, provide us with competitive advantages in operating and growing our business.

Critical Accounting Policies

        Our critical accounting policies are those that will have the most impact on the reporting of our financial condition and results of operations and those requiring significant judgments and estimates. We believe that our judgments and estimates are consistently applied and produce financial information that fairly presents our results of operations. Our most critical accounting policies involve our investments in real property. These policies affect our:

  •
  allocation of purchase prices among various asset categories, including allocations to above and below market leases for properties qualifying as acquired business under Accounting Standards Codification 805 Business Combinations, and the related impact on the recognition of rental income and depreciation and amortization expenses; and

  •
  assessment of the carrying values and impairments of long lived assets.

        We allocate the acquisition cost of each property investment to various property components such as land, buildings and improvements and intangibles based on their fair values, and each component generally has a different useful life. For real estate acquired, we record building, land and improvements, and, if applicable, the value of in-place leases, the fair market value of above or below market leases and customer relationships at fair value. We allocate the excess, if any, of the consideration over the fair value of assets acquired to goodwill. We base purchase price allocations and the determination of useful lives on our estimates and, under some circumstances, studies from independent real estate appraisal firms to provide market information and evaluations that are relevant to management's purchase price allocations and determinations of useful lives; however, management is ultimately responsible for the purchase price allocations and determination of useful lives.

        We compute depreciation expense using the straight line method over estimated useful lives of up to 40 years for buildings and improvements, and up to 12 years for personal property. We do not depreciate the allocated cost of land. We amortize capitalized above market lease values as a reduction to rental income over the terms of the respective leases. We amortize capitalized below market lease values as an increase to rental income over the terms of the respective leases. We amortize the value of acquired in place leases exclusive of the value of above market and below market acquired in place leases to expense over the periods of the respective leases. If a lease is terminated prior to its stated expiration, all unamortized amounts relating to that lease are written off. Purchase price allocations require us to make certain assumptions and estimates. Incorrect assumptions and estimates may result in inaccurate depreciation and amortization charges over future periods.

        We periodically evaluate our properties for impairment. Impairment indicators may include declining tenant occupancy or our decision to dispose of an asset before the end of its estimated useful life and legislative, market or industry changes that could permanently reduce the value of a property. If indicators of impairment are present, we evaluate the carrying value of the related property by comparing it to the expected future undiscounted cash flows to be generated from that property. If the sum of these expected future cash flows is less than the carrying value, we reduce the net carrying value of the property to its fair value. This analysis requires us to judge whether indicators of impairment exist and to estimate likely future cash flows. If we misjudge or estimate incorrectly or if future tenant operations, market or industry factors differ from our expectations we may record an impairment charge that is inappropriate or fail to record a charge when we should have done so, or the amount of any such charges may be inaccurate.

        These policies involve significant judgments made based upon experience, including judgments about current valuations, ultimate realizable value, estimated useful lives, salvage or residual value, the ability and willingness of our tenants to perform their obligations to us, current and future economic conditions and competitive factors in the markets in which our properties are located. Competition, economic conditions, changing government priorities and other factors may cause occupancy declines in the future. In the future, we may need to revise our carrying value assessments to incorporate information which is not now known, and such revisions could increase or decrease our depreciation expense related to properties we own or decrease the carrying values of our assets.

Impact of Inflation

        Inflation in the past several years in the United States has been modest. Future inflation might have either positive or negative impacts on our business. Inflation might cause the value of our real estate to increase. Inflation might also cause our costs of equity and debt capital and operating costs to increase. An increase in our capital costs or in our operating costs may result in decreased earnings unless it is offset by increased revenues; however, we do not expect the direct impact of these increases to be material to our results of operations because the increased costs, in general, either would be the responsibility of our tenants directly or in large part passed through by us to our tenants as additional rent. In addition, our Hawaii land leases generally provide for periodic rent resets based on fair market values. Most of our other leases provide for periodic rent increases by fixed amounts. These rent adjustments may mitigate the adverse impacts of inflation on our operations.

        To mitigate the adverse impact of any increased cost of debt capital in the event of material inflation, we may enter into interest rate hedge arrangements. The decision to enter into these agreements will be based on various factors, including the amount of our floating rate debt outstanding, our belief that material interest rate increases are likely to occur, the costs of and our expected benefit from these agreements and upon requirements of our borrowing arrangements. In periods of rapid inflation, our tenants' operating costs may increase faster than revenues, which may have an adverse impact upon us if our tenants' operating income becomes insufficient to pay our rent. To mitigate the adverse impact of tenant financial distress upon us, we require some of our tenants to provide guarantees or security for our rent.

Impact of Climate Change

        The current political debate about climate change has resulted in various treaties, laws and regulations which are intended to limit carbon emissions. We believe these laws being enacted or proposed may cause energy costs at our properties to increase in the future. In an effort to reduce the effects of any increased energy costs in the future, we and our manager, RMR, continuously study ways to improve the energy efficiency at all of our properties. RMR is a member of the Energy Star Partner program, a joint program of the U.S. Environmental Protection Agency and the U.S. Department of Energy which is focused on promoting energy efficiency at commercial properties through its

"ENERGY STAR" label program, and a member of the U.S. Green Building Council, a nonprofit organization focused on promoting energy efficiency at commercial properties through its leadership in energy and environmental design, or LEED®, green building program. We do not expect the direct impact of these possible increases in energy costs resulting from laws designed to address climate change to be material to our results of operations because the increased costs either may be the responsibility of our tenants directly or in large part passed through by us to our tenants as additional rent. Although we do not believe it is likely in the foreseeable future, laws enacted to mitigate climate change may make some of our buildings obsolete or cause us to make material investments in our properties which could materially and adversely affect our financial condition and results of operations.

        There have recently been severe weather activities in different parts of the country that some observers believe evidence global climate change, including the recent Hurricane Sandy that impacted portions of the eastern United States in October 2012. Such severe weather that may result from climate change may have an adverse effect on individual properties we own. We mitigate these risks by owning a diversified portfolio of properties and by procuring insurance coverage we believe adequate to protect us from material damages and losses from such activities. However, there can be no assurance that our mitigation efforts will be sufficient or that storms that may occur due to future climate change or otherwise could not have a material adverse effect on our business.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk (dollar amounts in thousands)

        We are exposed to risks associated with market changes in interest rates.

        We manage our exposure to interest rate risk by monitoring available financing alternatives. Other than as described below, we do not currently expect any significant changes in our exposure to fluctuations in interest rates or in how we manage this exposure in the near future.

        At December 31, 2012, our outstanding fixed rate debt consisted of the following mortgage notes:

Debt	Principal Balance(1)	Annual Interest Rate(1)	Annual Interest Expense(1)	Maturity	Interest Payments Due
Mortgage note	$18,447	5.950%	$1,098	2017	Monthly
Mortgage note	7,500	5.689%	427	2016	Monthly

	$25,947		$1,525

(1)
The principal balances, annual interest rates and annual interest expense are the amounts stated in the applicable contracts. In accordance with GAAP, our carrying values and recorded interest expense may differ from these amounts because of market conditions at the time we assumed these debts. See Note 6 to our Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K.

        Because these mortgage notes bear interest at a fixed rate, changes in market interest rates during the term of these debts will not affect our interest obligations. If these debts were refinanced at interest rates which are 100 bps higher or lower than shown above, our per annum interest cost would increase or decrease by approximately $259.

        Changes in market interest rates would affect the fair value of our fixed rate debt obligations; increases in market interest rates decrease the fair value of our fixed rate debt, while decreases in market interest rates increase the fair value of our fixed rate debt. Based on the balances outstanding at December 31, 2012, and discounted cash flow analyses through the respective maturity dates, and assuming no other changes in factors that may affect the fair value of our fixed rate debt obligations, a hypothetical immediate 100 bps change in interest rates would change the fair value of those obligations by approximately $1,050.

        At December 31, 2012, our floating rate debt consisted of a combined total of $445,000 outstanding under our revolving credit facility and our term loan.

        Our revolving credit facility matures in March 2016 and, subject to our meeting certain conditions, including our payment of an extension fee, we have the option to extend the stated maturity date by one year to March 2017. No principal repayments are required under our revolving credit facility or term loan prior to maturity, and prepayments may be made at any time without penalty.

        Borrowings under our revolving credit facility and term loan are in U.S. dollars and bear interest at LIBOR plus a premium that is subject to adjustment based upon changes to our leverage or credit ratings. Accordingly, we are vulnerable to changes in U.S. dollar based short term rates, specifically LIBOR. There have been recent governmental inquiries regarding the setting of LIBOR, which may result in changes to that process that could have the effect of increasing LIBOR. In addition, upon renewal or refinancing of our revolving credit facility or our term loan, we are vulnerable to increases in interest rate spreads due to market conditions or our perceived credit risk. Generally, a change in interest rates would not affect the value of our floating rate debt but would affect our operating results. The following table presents the impact a 100 bps increase in interest rates would have on our annual floating rate interest expense at December 31, 2012:

	Impact of an Increase in Interest Rates
	Interest Rate Per Year(1)	Outstanding Debt	Total Interest Expense Per Year
At December 31, 2012	1.72%	$445,000	$7,654
100 bps increase	2.72%	$445,000	$12,104

(1)
Weighted based on the outstanding borrowings as of December 31, 2012.

        The following table presents the impact a 100 bps increase in interest rates would have on our annual floating rate interest expense at December 31, 2012 if we were fully drawn on our revolving credit facility and our term loan remained outstanding:

	Impact of an Increase in Interest Rates
	Interest Rate Per Year(1)	Outstanding Debt	Total Interest Expense Per Year
At December 31, 2012	1.72%	$850,000	$14,620
100 bps increase	2.72%	$850,000	$23,120

(1)
Weighted based on outstanding borrowings as of December 31, 2012.

        The foregoing tables show the impact of an immediate increase in floating interest rates. If interest rates were to increase gradually over time, the impact would be spread over time. Our exposure to fluctuations in floating interest rates will increase or decrease in the future with increases or decreases in the outstanding amount of our revolving credit facility, term loan or other floating rate debt.

        Although we have no present plans to do so, we may in the future enter into hedge agreements from time to time to mitigate our exposure to changes in interest rates.

Item 8.    Financial Statements and Supplementary Data

        The information required by this item is included in Item 15 of this Annual Report on Form 10-K.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

Item 9A.    Controls and Procedures

        As of the end of the period covered by this report, our management carried out an evaluation, under the supervision and with the participation of our Managing Trustees, our President and our Treasurer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15 and 15d-15. Based upon that evaluation, our Managing Trustees, our President and our Treasurer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.

        There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management Report on Assessment of Internal Control Over Financial Reporting

        This annual report does not include a report of management's assessment regarding internal control over financial reporting or an attestation report from our registered public accounting firm due to a transition period established by rules of the SEC for new public companies.

Item 9B.    Other Information

        On February 21, 2013, our Board of Trustees adopted amended and restated bylaws. The amended and restated bylaws include a new Article XV, which provides that actions brought against the Company or any director, officer, manager (including RMR or its successor), agent or employee of the Company, by a stockholder, including derivative and class actions, shall, on the demand of any party to such dispute, be resolved through binding arbitration in accordance with the procedures set forth in the Company's amended and restated bylaws.

        The foregoing description of the Company's amended and restated bylaws is not complete and is subject to and qualified in its entirety by reference to the amended and restated bylaws, a copy of which is attached as Exhibit 3.2, and which amended and restated bylaws are incorporated herein by reference. In addition, a marked copy of the Company's amended and restated bylaws indicating changes made to the Company's bylaws as they existed immediately prior to the adoption of those amended and restated bylaws is attached as Exhibit 3.3.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

        We have a Code of Conduct that applies to all our representatives, including our officers and trustees and employees of RMR. Our Code of Conduct is posted on our website, www.sirreit.com. A printed copy of our Code of Conduct is also available free of charge to any person who requests a copy by writing to our Secretary, Select Income REIT, Two Newton Place, 255 Washington Street, Suite 300, Newton, MA 02458-1634. We intend to disclose any amendments or waivers to our Code of Conduct applicable to our principal executive officer, principal financial officer, principal accounting officer or controller (or any person performing similar functions) on our website.

        The remainder of the information required by Item 10 is incorporated by reference to our definitive Proxy Statement.

Item 11.    Executive Compensation

        The information required by Item 11 is incorporated by reference to our definitive Proxy Statement.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        Equity Compensation Plan Information.    We may grant our common shares to our officers and other employees of RMR under our equity compensation plan adopted in 2012, or the 2012 Plan. In addition, each of our trustees receives 2,000 common shares per year under the 2012 Plan as part of his or her annual compensation for serving as a trustee. The terms of grants made are determined by our Board of Trustees, or a committee thereof, at the time of the grant. The following table is as of December 31, 2012.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders—2012 Plan	None	None	2,967,408	(1)
Equity compensation plans not approved by security holders	None	None	None
Total	None	None	2,967,408	(1)

(1)
Pursuant to the terms of the 2012 Plan, in no event shall the number of common shares issued exceed 3,000,000. Since the 2012 Plan was established, 32,592 share awards have been granted.

        Payments by us to RMR are described in "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Related Person Transactions". The remainder of the information required by Item 12 is incorporated by reference to our definitive Proxy Statement.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

        The information required by Item 13 is incorporated by reference to our definitive Proxy Statement.

Item 14.    Principal Accountant Fees and Services

        The information required by Item 14 is incorporated by reference to our definitive Proxy Statement.

PART IV

Item 15.    Exhibits and Financial Statement Schedules

(a)
Index to Financial Statements and Financial Statement Schedules

        The following consolidated financial statements and financial statement schedules of Select Income REIT are included on the pages indicated:

        All other schedules for which provision is made in the applicable accounting regulations of the SEC are not required under the related instructions, or are inapplicable, and therefore have been omitted.

(b)
Exhibits

Exhibit Number	Description
3.1	Amended and Restated Declaration of Trust. (Incorporated by reference to the Company's Current Report on Form 8-K dated March 6, 2012.)
3.2	Amended and Restated Bylaws of the Company. (Filed herewith.)
3.3	Amended and Restated Bylaws of the Company (marked copy). (Filed herewith.)
4.1	Form of Common Share Certificate. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2012.)
8.1	Opinion of Sullivan & Worcester LLP as to certain tax matters. (Filed herewith.)
10.1	Transaction Agreement, dated as of March 12, 2012, between the Company and CommonWealth REIT. (Incorporated by reference to the Company's Current Report on Form 8-K dated March 12, 2012.)
10.2	Promissory Note, dated February 16, 2012, issued to CommonWealth REIT. (Incorporated by reference to Amendment No. 4 to the Company's Registration Statement on Form S-11/A, File No. 333-178720.)
10.3
Credit Agreement, dated as of March 12, 2012, among the Company, Wells Fargo Bank, National Association, as Administrative Agent, and each of the other financial institutions initially a signatory thereto. (Incorporated by reference to the Company's Current Report on Form 8-K dated March 6, 2012.)

Exhibit Number	Description
10.4	First Amendment to Credit Agreement, dated as of July 12, 2012, among the Company, Wells Fargo Bank, National Association, as Administrative Agent, and the other parties thereto. (Incorporated by reference to the Company's Current Report on Form 8-K dated July 12, 2012.)
10.5
Agreement Regarding Commitment Increases, dated as of February 4, 2013, among the Company, Wells Fargo Bank, National Association, as Administrative Agent, and the other parties thereto. (Incorporated by reference to the Company's Current Report on Form 8-K dated February 4, 2013.)
10.6
Term Loan Agreement, dated as of July 12, 2012, among the Company, Wells Fargo Bank, National Association, as Administrative Agent, and each of the other financial institutions initially a signatory thereto. (Incorporated by reference to the Company's Current Report on Form 8-K dated July 12, 2012.)
10.7
Amended and Restated Business Management Agreement, dated as of December 12, 2012, between the Company and Reit Management & Research LLC.(+) (Incorporated by reference to the Company's Current Report on Form 8-K dated December 12, 2012.)
10.8
Property Management Agreement, dated as of March 12, 2012, between the Company and Reit Management & Research LLC.(+) (Incorporated by reference to the Company's Current Report on Form 8-K dated March 6, 2012.)
10.9
First Amendment to Property Management Agreement, dated as of December 12, 2012, between the Company and Reit Management & Research LLC.(+) (Incorporated by reference to the Company's Current Report on Form 8-K dated December 12, 2012.)
10.10	2012 Equity Compensation Plan.(+) (Incorporated by reference to the Company's Current Report on Form 8-K dated March 6, 2012.)
10.11	Form of Indemnification Agreement.(+) (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2012.)
10.12	Summary of Trustee Compensation.(+) (Incorporated by reference to the Company's Current Report on Form 8-K dated March 6, 2012.)
10.13
Amended and Restated Shareholders Agreement, dated May 21, 2012, among Affiliates Insurance Company, Five Star Quality Care, Inc., Hospitality Properties Trust, CommonWealth REIT, Senior Housing Properties Trust, TravelCenters of America LLC, Reit Management & Research LLC, Government Properties Income Trust and the Company. (Incorporated by reference to the Company's Current Report on Form 8-K dated May 21, 2012.)
10.14	Form of Restricted Share Agreement.(+) (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2012.)
21.1	Subsidiaries of the Company. (Filed herewith.)
23.1	Consent of Sullivan & Worcester LLP. (Contained in Exhibit 8.1.)
31.1	Rule 13a-14(a) Certification. (Filed herewith.)
31.2	Rule 13a-14(a) Certification. (Filed herewith.)
31.3	Rule 13a-14(a) Certification. (Filed herewith.)
31.4	Rule 13a-14(a) Certification. (Filed herewith.)

Exhibit Number	Description
32.1	Section 1350 Certification. (Furnished herewith.)
101.1
The following materials from the Company's Annual Report on Form 10-K for the year ended December 31, 2012 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income and Comprehensive Income, (iii) the Consolidated Statements of Shareholders' Equity, (iv) the Consolidated Statements of Cash Flows and (v) related notes to these financial statements, tagged as blocks of text and in detail. (Furnished herewith.)

(+)
Management contract or compensatory plan or arrangement.

Report of Independent Registered Public Accounting Firm

To the Trustees and Shareholders of Select Income REIT

        We have audited the accompanying consolidated balance sheets of Select Income REIT as of December 31, 2012 and 2011, and the related consolidated statements of income and comprehensive income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2012. Our audits also included the financial statement schedules listed in the Index at Item 15(a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company's internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Select Income REIT at December 31, 2012 and 2011, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP

Boston, Massachusetts
February 25, 2013

SELECT INCOME REIT

CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except par value data)

	December 31, 2012	December 31, 2011
ASSETS
Real estate properties:
Land	$675,092	$614,702
Buildings and improvements	620,686	292,634

	1,295,778	907,336
Accumulated depreciation	(46,697)	(36,240)

	1,249,081	871,096
Acquired real estate leases, net	95,248	44,333
Cash and cash equivalents	20,373	—
Restricted cash	42	—
Rents receivable, net of allowance for doubtful accounts of $644 and $4,067, respectively	38,885	35,024
Deferred leasing costs, net	4,816	3,418
Deferred financing costs, net	5,517	—
Due from related persons	585	—
Other assets	16,105	661

Total assets	$1,430,652	$954,532

LIABILITIES AND SHAREHOLDERS' EQUITY
Revolving credit facility	$95,000	$—
Term loan	350,000	—
Mortgage notes payable	27,778	—
Accounts payable and accrued expenses	19,703	14,217
Assumed real estate lease obligations, net	20,434	21,005
Rents collected in advance	6,518	6,229
Security deposits	9,335	8,281
Due to related persons	1,701	—

Total liabilities	530,469	49,732

Commitments and contingencies
Shareholders' equity:
Common shares of beneficial interest, $0.01 par value: 50,000,000 shares authorized, 39,282,592 and 1,000 shares issued and outstanding, respectively	393	—
Additional paid in capital	876,920	—
Cumulative net income	51,251	—
Cumulative other comprehensive income	25	—
Cumulative common distributions	(28,406)	—
Ownership interest	—	904,800

Total shareholders' equity	900,183	904,800

Total liabilities and shareholders' equity	$1,430,652	$954,532

See accompanying notes.

SELECT INCOME REIT

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(amounts in thousands, except per share data)

	Year Ended December 31,
	2012	2011	2010
Revenues:
Rental income	$105,559	$91,775	$80,933
Tenant reimbursements and other income	17,231	16,847	15,042

Total revenues	122,790	108,622	95,975
Expenses:
Real estate taxes	15,370	14,709	13,817
Other operating expenses	8,426	8,237	7,689
Depreciation and amortization	14,860	11,205	8,160
Acquisition related costs	2,470	—	386
General and administrative	8,203	5,528	5,351

Total expenses	49,329	39,679	35,403

Operating income	73,461	68,943	60,572
Interest expense (including amortization of deferred financing fees of $1,050, $0 and $0, respectively)	(7,565)	—	—
Equity in earnings of an investee	269	—	—

Income before income tax expense	66,165	68,943	60,572
Income tax expense	(290)	—	—

Net income	65,875	68,943	60,572
Other comprehensive income:
Equity in unrealized gain of an investee	25	—	—

Other comprehensive income	25	—	—

Comprehensive income	$65,900	$68,943	$60,572

Weighted average common shares outstanding	27,122	—	—

Net income per common share	$2.43	NA	NA

See accompanying notes.

SELECT INCOME REIT

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

(dollars in thousands)

	Number of Shares	Common Shares	Additional Paid In Capital	Cumulative Net Income	Cumulative Other Comprehensive Income	Cumulative Common Distributions	Ownership Interest	Total
Balance at December 31, 2009	—	$—	$—	$—	$—	$—	$829,770	$829,770
Net income	—	—	—	—	—	—	60,572	60,572
Owner's net contributions	—	—	—	—	—	—	7,755	7,755

Balance at December 31, 2010	—	—	—	—	—	—	898,097	898,097
Net income	—	—	—	—	—	—	68,943	68,943
Owner's net distributions	—	—	—	—	—	—	(62,240)	(62,240)
Issuance of shares, net	1,000	—	—	—	—	—	—	—

Balance at December 31, 2011	1,000	—	—	—	—	—	904,800	904,800
Net income	—	—	—	51,251	—	—	14,624	65,875
Owner's net distributions	—	—	—	—	—	—	(919,424)	(919,424)
Issuance of shares, net	39,249,000	393	876,551	—	—	—	—	876,944
Share grants	32,592	—	369	—	—	—	—	369
Other comprehensive income	—	—	—	—	25	—	—	25
Distributions to common shareholders	—	—	—	—	—	(28,406)	—	(28,406)

Balance at December 31, 2012	39,282,592	$393	$876,920	$51,251	$25	$(28,406)	$—	$900,183

See accompanying notes.

SELECT INCOME REIT

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

	Year Ended December 31,
	2012	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$65,875	$68,943	$60,572
Adjustments to reconcile net income to cash provided by operating activities
Depreciation	10,493	7,860	6,547
Net amortization of debt premium and deferred financing fees	950	—	—
Amortization of acquired real estate leases	4,369	3,143	1,948
Amortization of deferred leasing costs	653	578	568
Provision for (recovery of) losses on rents receivable	(23)	579	820
Straight line rental income	(5,869)	(5,045)	(2,779)
Other non-cash expenses	508	—	—
Equity in earnings of equity investments	(269)	—	—
Change in assets and liabilities:
Restricted cash	(42)	—	—
Rents receivable	2,031	(2,792)	799
Deferred leasing costs	(2,051)	(1,037)	(1,474)
Other assets	185	93	(234)
Due from related persons	(585)	—	—
Accounts payable and accrued expenses	1,226	491	210
Rents collected in advance	289	972	261
Security deposits	1,054	29	224
Due to related persons	1,701	—	—

Cash provided by operating activities	80,495	73,814	67,462

CASH FLOWS FROM INVESTING ACTIVITIES:
Real estate acquisitions	(419,610)	(10,000)	(72,883)
Real estate improvements	(2,670)	(1,574)	(2,334)
Investment in Affiliates Insurance Company	(5,335)	—	—

Cash used in investing activities	(427,615)	(11,574)	(75,217)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common shares, net	363,657	—	—
Proceeds from borrowings	993,500	—	—
Payments on borrowings	(548,553)	—	—
Deferred financing fees	(6,567)	—	—
Repayment of demand note	(400,000)	—	—
Distributions to common shareholders	(28,406)	—	—
Owner's net distributions	(6,138)	(62,240)	7,755

Cash provided by (used in) financing activities	367,493	(62,240)	7,755

Increase in cash and cash equivalents	20,373	—	—
Cash and cash equivalents at beginning of period	—	—	—

Cash and cash equivalents at end of period	$20,373	$—	$—

Supplemental disclosures:
Interest paid	$5,407	$—	$—
Non-cash investing activities:
Real estate acquired by issuance of shares and assumption of demand note	$(913,286)	$—	$—
Real estate acquired by assumption of mortgage notes payable	$(26,000)	$—	$—
Additions to real estate included in accounts payable and accrued expenses	$(2,782)	$—	$—
Non-cash financing activities:
Issuance of common shares	$513,656	$—	$—
Issuance of demand note	$400,000	$—	$—
Assumption of mortgage notes payable	$26,000	$—	$—

See accompanying notes.

SELECT INCOME REIT

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share data)

Note 1. Basis of Presentation

        Our consolidated financial statements include the 251 properties, or the Initial Properties, which were owned by CommonWealth REIT and its subsidiaries, or CWH, until they were contributed to us by CWH on February 16, 2012. Our consolidated financial statements are presented as if we were a legal entity separate from CWH at all times for the periods presented, despite our not being in existence until December 19, 2011 and the fact that thereafter we were a wholly owned consolidated subsidiary of CWH until March 12, 2012. Because of the significant changes resulting from our initial public offering, or IPO, in March 2012, the financial results reported are not indicative of our expected future results.

Note 2. Organization

        We were organized as a Maryland real estate investment trust, or REIT, on December 19, 2011 as a wholly owned subsidiary of CWH.

        On February 16, 2012, CWH contributed the Initial Properties to us. In return, we issued to CWH: (i) 22,000,000 common shares (including 1,000 common shares initially issued to CWH in December 2011 in connection with our formation) and (ii) a $400,000 demand promissory note, or the CWH Note.

        On March 6, 2012, we commenced a public offering of 8,000,000 common shares. The sale of these shares and an additional 1,200,000 of our common shares pursuant to the exercise in full of our IPO underwriters' option to purchase additional shares closed on March 12, 2012 and we then became a public company. We used the net proceeds from the IPO and borrowings under our revolving credit facility to repay in full the CWH Note.

Note 3. Summary of Significant Accounting Policies

        Basis of Presentation.    Prior to our IPO, CWH owned us, and we have presented certain historical transactions at CWH's historical basis. Historically, substantially all of the rental income received by CWH from the tenants of our Initial Properties were deposited in and commingled with CWH's general funds. Certain capital investments and other cash requirements of our Initial Properties were paid by CWH and were charged directly to our Initial Properties. General and administrative costs of CWH were allocated to our Initial Properties based on the historical costs of the real estate investments for our Initial Properties as a percentage of CWH's historical cost of all of CWH's real estate investments until the completion of our IPO on March 12, 2012, or the Closing Date. In our opinion, and in accordance with applicable accounting guidance, this method for allocating general and administrative expenses is reasonable. However, actual expenses may have been different from allocated expenses if the Initial Properties had operated as a separate entity, and those differences might be material. Since the Closing Date, we have recorded general and administrative expenses at our direct cost. The preparation of financial statements in conformity with Generally Accepted Accounting Principles, or GAAP, requires us to make estimates and assumptions that affect reported amounts. Actual results could differ from those estimates. Significant estimates in the consolidated financial statements include the allowance for doubtful accounts, purchase price allocations and useful lives of fixed assets.

SELECT INCOME REIT

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share data)

Note 3. Summary of Significant Accounting Policies (Continued)

        These consolidated financial statements include our accounts and the accounts of our subsidiaries, all of which are 100% owned directly or indirectly by us. All intercompany transactions and balances have been eliminated.

        We account for our investment in Affiliates Insurance Company, or AIC, using the equity method of accounting. Significant influence is present through common representation on the boards of trustees or directors of us and AIC. Our Managing Trustees are also owners of Reit Management & Research LLC, or RMR, which is the manager of us and AIC, and each of our Trustees is a director of AIC. See Note 9 for a further discussion of our investment in AIC.

        Real Estate Properties.    As required by GAAP, we have generally adopted the accounting treatment and policies for our properties and business which were previously employed by CWH. We recorded our Initial Properties at cost to CWH and record our other properties at our cost and provide depreciation on real estate investments on a straight line basis over estimated useful lives ranging up to 40 years. We and CWH estimated the purchase price allocations and the useful lives of our properties. In some circumstances, we and CWH engaged independent real estate appraisal firms to provide market information and evaluations which are relevant to our purchase price allocations and determinations of useful lives; however, we are ultimately responsible for the purchase price allocations and determinations of useful lives.

        We and CWH allocated the purchase prices of our properties to land, building and improvements based on determinations of the relative fair values of these assets assuming the properties are vacant. We and CWH determined the fair value of each property using methods similar to those used by independent appraisers. For properties qualifying as acquired business under Accounting Standards Codification 805 Business Combinations, we and CWH allocated a portion of the purchase price of our properties to above market and below market leases based on the present value (using an interest rate which reflects the risks associated with acquired in place leases at the time each property was acquired by us or CWH) of the difference, if any, between (i) the contractual amounts to be paid pursuant to the acquired in place leases and (ii) our estimates of fair market lease rates for the corresponding leases, measured over a period equal to the terms of the respective leases. We and CWH allocated a portion of the purchase price to acquired in place leases and tenant relationships in an amount, if any, equal to the excess of (i) the purchase price paid for each property, after adjusting existing acquired in place leases to market rental rates, over (ii) the estimated fair value of the property, as if vacant. We and CWH allocated this aggregate value between acquired in place lease values and tenant relationships based on our evaluation of the specific characteristics of each tenant's lease. However, we have not separated the value of tenant relationships from the value of acquired in place leases because such value and related amortization expense is immaterial to the accompanying consolidated financial statements. In making these allocations, we considered factors such as estimated carrying costs during the expected lease up periods, including real estate taxes, insurance and other operating income and expenses and costs, such as leasing commissions, legal and other related expenses, to execute similar leases in current market conditions at the time a property was acquired by us or CWH. If the value of tenant relationships becomes material in the future, we may separately allocate those amounts and amortize the allocated amount over the estimated life of the relationships.

        We amortize capitalized above market lease values (included in acquired real estate leases in our consolidated balance sheets) and below market lease values (presented as assumed real estate lease

SELECT INCOME REIT

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share data)

Note 3. Summary of Significant Accounting Policies (Continued)

obligations in our consolidated balance sheets) as a reduction or increase, respectively, to rental income over the terms of the associated leases. Such amortization resulted in changes to rental income of ($587), ($354) and ($903) during the years ended December 31, 2012, 2011 and 2010, respectively. We amortize the value of acquired in place leases (included in acquired real estate leases in our consolidated balance sheets), exclusive of the value of above market and below market acquired in place leases, or Lease Origination Value, over the terms of the associated leases. Such amortization, which is included in depreciation and amortization, totaled $3,781, $2,788 and $1,045 during the years ended December 31, 2012, 2011 and 2010, respectively. If a lease is terminated prior to its stated expiration, we write off the unamortized amounts relating to that lease.

        At December 31, 2012 and 2011, our acquired real estate leases and assumed real estate lease obligations were as follows:

	As of December 31,
	2012	2011
Acquired real estate leases
Capitalized above market lease values	$45,192	$37,859
Less: accumulated amortization	(12,171)	(10,882)

Capitalized above market lease values, net	33,021	26,977
Lease Origination Value	71,879	23,265
Less: accumulated amortization	(9,652)	(5,909)

Lease Origination Value, net	62,227	17,356

Acquired real estate leases, net	$95,248	$44,333

Assumed real estate lease obligations
Capitalized below market lease values	$29,547	$28,460
Less: accumulated amortization	(9,113)	(7,455)

Assumed real estate lease obligations, net	$20,434	$21,005

        Future amortization of net intangible acquired lease assets and liabilities to be recognized over the current terms of the associated leases as of December 31, 2012 are estimated to be $9,035 in 2013, $8,890 in 2014, $8,865 in 2015, $8,426 in 2016, $8,044 in 2017 and $31,554 thereafter.

        We recognize impairment losses on real estate investments when indicators of impairment are present and the estimated undiscounted cash flow from our real estate investments is less than the carrying amount of such real estate investments. Impairment indicators may include declining tenant occupancy, lack of progress releasing vacant space, tenant bankruptcies, low long term prospects for improvement in property performance, weak or declining tenant profitability, cash flow or liquidity, our decision to dispose of an asset before the end of its estimated useful life and legislative, market or industry changes that could permanently reduce the value of a property. We review our properties for impairment quarterly, or whenever events or changes in circumstances indicate that carrying amounts may not be recoverable. If indicators of impairment are present, we evaluate the carrying value of the related property by comparing it to the expected future undiscounted cash flows expected to be

SELECT INCOME REIT

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share data)

Note 3. Summary of Significant Accounting Policies (Continued)

generated from that property. If the sum of these expected future undiscounted cash flows is less than the carrying value, we reduce the net carrying value of the property to its estimated fair value. The determination of undiscounted cash flow includes consideration of many factors including income to be earned from the investment, holding costs (exclusive of interest), estimated selling prices, and prevailing economic and market conditions. Based on these procedures performed, no impairments exist on any of our properties as of December 31, 2012 and 2011.

        Certain of our real estate assets contain hazardous substances, including asbestos. We believe the asbestos at our properties is contained in accordance with current environmental regulations and we have no current plans to remove it. If these properties were demolished today, certain environmental regulations specify the manner in which the asbestos must be removed and we could incur substantial costs complying with such regulations. Certain of our industrial lands in Hawaii may require environmental remediation, especially if the use of those lands is changed; however, we do not have any present plans to change the use of those land parcels or to undertake this environmental cleanup. We do not have any insurance designated to limit any losses that we may incur as a result of known or unknown environmental conditions which are not caused by an insured event, such as, for example, fire or flood. However, as of December 31, 2012 and 2011, accrued environmental remediation costs totaling $8,644 and $12,215, respectively, were included in accounts payable and accrued expenses in our consolidated balance sheets. These accrued expenses relate to maintenance of our properties for current uses. The reduction in the accrued balance during 2012 reflects remediation costs paid during 2012. We do not believe that there are environmental conditions at any of our properties that will have a material adverse effect on us. However, no assurances can be given that such conditions are not present in our properties or that other costs we incur to remediate contamination will not have a material adverse effect on our business or financial condition. Charges for environmental remediation costs are included in other operating expenses in the consolidated statements of income and comprehensive income.

        Cash and Cash Equivalents.    We consider highly liquid investments with original maturities of three months or less at the date of purchase to be cash equivalents.

        Restricted Cash.    Restricted cash consists of amounts escrowed for future real estate taxes, insurance, leasing costs, capital expenditures and debt service, as required by certain of our mortgage debts.

        Deferred Leasing Costs.    Deferred leasing costs include brokerage, legal and other fees associated with the successful negotiation of leases and are amortized on a straight line basis over the terms of the respective leases. Deferred leasing costs totaled $6,438 and $4,643 at December 31, 2012 and 2011, respectively, and accumulated amortization of deferred leasing costs totaled $1,622 and $1,225 at December 31, 2012 and 2011, respectively. Future amortization of deferred leasing costs to be recognized during the current terms of the existing leases as of December 31, 2012, are estimated to be $682 in 2013, $646 in 2014, $583 in 2015, $435 in 2016, $388 in 2017 and $2,082 thereafter.

        Deferred Financing Fees.    Deferred financing fees include issuance or assumption costs related to borrowings and are capitalized and amortized on a straight line basis over the terms of the respective loans. At December 31, 2012 and 2011, deferred financing fees totaled $6,567 and $0, respectively, and accumulated amortization of deferred financing fees totaled $1,050 and $0, respectively. Future

SELECT INCOME REIT

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share data)

Note 3. Summary of Significant Accounting Policies (Continued)

amortization of deferred financing fees to be recognized with respect to our loans as of December 31, 2012, are estimated to be $1,527 in 2013, $1,527 in 2014, $1,527 in 2015, $681 in 2016, $255 in 2017 and $0 thereafter.

        Other Assets.    Other assets consist primarily of deposits on potential acquisitions, our investment in AIC (as described in Note 9) and prepaid real estate taxes and other prepaid expenses.

        Revenue Recognition.    Rental income from operating leases is recognized on a straight line basis over the lives of lease agreements. We defer the recognition of contingent rental income, such as percentage rents, until the specific targets that trigger the contingent rental income are achieved. Contingent rental income recognized totaled $1,552, $1,102 and $427 for the years ended December 31, 2012, 2011 and 2010, respectively. Tenant reimbursements and other income include property level operating expenses and capital expenditures reimbursed by our tenants as well as other incidental revenues. Certain tenants are obligated to pay directly their obligations under their leases for insurance, real estate taxes and certain other expenses and these costs, which have been assumed by the tenants under the terms of their respective leases, are not reflected in our consolidated financial statements. To the extent any tenant responsible for these costs under their respective lease defaults on its lease or it is deemed probable that the tenant will fail to pay for such costs, we would record a liability for such obligation.

        Allowance for Doubtful Accounts.    We maintain an allowance for doubtful accounts for estimated losses resulting from the inability or unwillingness of certain tenants to make payments required under their leases. The computation of the allowance is based on the tenants' payment histories and current credit profiles, as well as other considerations.

        Income Taxes.    Through the Closing Date, while we were 100% owned by CWH, our operations were included in CWH's income tax returns. CWH is a real estate investment trust under the Internal Revenue Code of 1986, as amended, or the IRC. Accordingly, CWH is generally not subject to federal and most state income taxes provided it distributes its taxable income and meets certain other requirements to qualify as a real estate investment trust. However, CWH is subject to certain state and local taxes. We will elect to be taxed as a REIT under Sections 856 through 860 of the IRC, commencing with our taxable year ending December 31, 2012. However, no assurance can be given that we will qualify as or be taxed as a REIT for any particular year. As a REIT, we generally will not be subject to federal income taxes provided we distribute our taxable income and meet certain other requirements to qualify as a REIT. We are, however, subject to certain state and local taxes.

        Cumulative Other Comprehensive Income.    Cumulative other comprehensive income consists of the unrealized gains related to our investment in AIC, as described in Note 9.

        Reclassifications.    Certain reclassifications have been made to the prior years' financial statements to conform to the current year's presentation.

        Use of Estimates.    Preparation of these financial statements in conformity with GAAP requires us to make estimates and assumptions that may affect the amounts reported in these consolidated financial statements and related notes. The actual results could differ from these estimates.

SELECT INCOME REIT

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share data)

Note 3. Summary of Significant Accounting Policies (Continued)

        Net Income Per Share.    We compute net income per common share using the weighted average number of common shares outstanding. We had no common share equivalents during the periods presented.

        Ownership Interest.    Prior to the Closing Date, CWH provided the funds used in our investment activities. Amounts invested in or advanced to us by CWH did not carry interest, and had no specific repayment terms. As of December 31, 2012, CWH owned 56.0% of our outstanding common shares. See Note 9 for further discussion of our relationship with CWH.

        New Accounting Pronouncement. In February 2013, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. This update is the culmination of the FASB's deliberation on reporting reclassification adjustments from accumulated other comprehensive income, or AOCI. This standard does not change the current requirements for reporting net income or other comprehensive income. However, it requires disclosure of amounts reclassified out of AOCI in its entirety, by component, on the face of the statement of operations or in the notes thereto. Amounts that are not required to be reclassified in their entirety to net income must be cross-referenced to other disclosures that provide additional detail. This standard is effective prospectively for annual and interim reporting periods beginning after December 15, 2012. We do not expect the adoption of this update to cause any material changes to the disclosures in, or the presentation of, our consolidated financial statements.

Note 4. Real Estate Properties

        On February 16, 2012, CWH contributed the Initial Properties to us. In return, we issued to CWH: (i) 22,000,000 common shares (including 1,000 common shares initially issued to CWH in December 2011 in connection with our formation) and (ii) the CWH Note.

        During the period from the Closing Date to December 31, 2012, we acquired 16 properties with a combined 3,219,989 square feet for an aggregate purchase price of $438,013, including the assumption of $26,000 of mortgage debt and excluding closing costs:

Date	Location	Number of Properties	Square Feet	Purchase Price(1)	Land	Building and Improvements	Acquired Real Estate Leases	Assumed Real Estate Lease Obligations	Premium on Assumed Debt	Other Assumed Liabilities
June 2012	Provo, UT(2)	1	405,699	$85,500	$6,700	$78,800	$—	$—	$—	$—
June 2012	Englewood, CO	1	140,162	18,900	3,230	11,801	3,869	—	—	(421)
July 2012	Windsor, CT	2	268,328	27,175	4,250	16,695	6,230	—	—	—
July 2012	Topeka, KS	1	143,934	19,400	1,300	15,918	2,182	—	—	(1,698)
August 2012	Huntsville, AL(2)(3)	1	1,370,974	72,782	5,628	67,154	—	—	—	—
September 2012	Carlsbad, CA(3)(4)	2	95,000	24,700	3,381	17,918	4,885	—	(1,484)	—
September 2012	Chelmsford, MA(3)(5)	1	110,882	12,200	2,009	6,727	3,911	—	(447)	—
November 2012	Sunnyvale, CA(6)	1	96,415	28,050	11,552	12,461	4,037	—	—	—
November 2012	Oahu, HI(6)	1	49,452	6,300	5,888	315	97	—	—	—
November 2012	Sterling, VA(6)	3	337,228	85,600	9,874	62,238	14,615	(1,127)	—	—
December 2012	Ann Arbor, MI(6)	1	82,003	16,906	2,877	9,081	4,948	—	—	(663)
December 2012	Columbia, MD(6)	1	119,912	40,500	3,700	24,592	12,208	—	—	—

		16	3,219,989	$438,013	$60,389	$323,700	$56,982	$(1,127)	$(1,931)	$(2,782)

(1)
Purchase price excludes closing costs.

SELECT INCOME REIT

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share data)

Note 4. Real Estate Properties (Continued)

(2)
Property was acquired and simultaneously leased back to the seller in a sale/leaseback transaction. We accounted for the transaction as an acquisition of assets.

(3)
During the fourth quarter of 2012, we finalized the purchase price allocation for these acquisitions and adjusted the preliminary purchase price allocations as follows: (i) reallocated $1,598 from buildings and improvements to land related to our Huntsville, AL acquisition, (ii) reallocated $69 from land and $1,882 from building and improvements to acquired real estate leases related to our Carlsbad, CA acquisition and (iii) reallocated $31 from land, $1,805 from building and improvements and $217 from assumed real estate lease obligations to acquired real estate leases related to our Chelmsford, MA acquisition.

(4)
Purchase price includes the assumption of mortgage debt of $18,500.

(5)
Purchase price includes the assumption of mortgage debt of $7,500.

(6)
The allocation of purchase price is based on preliminary estimates and may change upon the completion of (i) third party appraisals and (ii) our analysis of acquired in place leases and building valuations.

        Since January 1, 2013, we have acquired two properties with a combined 553,799 square feet for an aggregate purchase price of $105,000, excluding closing costs. We have also entered into agreements to acquire three properties with a combined 225,211 square feet for an aggregate purchase price of $53,320, excluding closing costs.

        We committed $1,796 for expenditures related to 994,422 square feet of leases executed during 2012. Committed but unspent tenant related obligations based on existing leases as of December 31, 2012, were $114.

        The future minimum lease payments scheduled to be received by us during the current terms of our leases as of December 31, 2012 are as follows:

Year	Minimum Lease Payment
2013	$125,138
2014	125,977
2015	126,622
2016	120,697
2017	117,984
Thereafter	1,025,250

$1,641,668

Note 5. Tenant Concentration and Segment Information

        We operate in one business segment: ownership of properties that are primarily net leased to single tenants. A "net leased property" or a property being "net leased" means that the property's lease requires the tenant to pay rent and also pay or reimburse us for all, or substantially all, property level operating expenses and capital expenditures, such as real estate taxes, insurance, utilities, maintenance and repairs, other than, in certain circumstances, roof and structural element related expenditures. No single tenant currently accounts for more than 10% of our total revenues. We define a single tenant leased property as a property with at least 90% of its rentable square footage leased to one tenant; however, we do also own some multi tenant buildings on the island of Oahu, Hawaii.

SELECT INCOME REIT

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share data)

Note 6. Indebtedness

        We did not have any debt outstanding at December 31, 2011. At December 31, 2012, our outstanding indebtedness consisted of the following:

December 31, 2012
Revolving credit facility, due in 2016	$95,000
Term loan, due in 2017	350,000
Mortgage note payable, 5.950% interest rate, including unamortized premium of $1,415, due in 2017(1)	19,862
Mortgage note payable, 5.689% interest rate, including unamortized premium of $416, due in 2016(1)	7,916

$472,778

(1)
We assumed these mortgages in connection with our acquisition of certain properties. The stated interest rates for these mortgage debts are the contractually stated rates; we recorded the assumed mortgages at estimated fair value on the date of acquisition and we are amortizing the fair value premiums to interest expense over the respective terms of the mortgages to reduce interest expense to the estimated market interest rates as of the date of acquisition.

        On February 16, 2012, we issued the CWH Note as part of the consideration for the Initial Properties contributed to us by CWH. Simultaneous with closing of our IPO on March 12, 2012, we repaid the CWH Note in full using net proceeds from our IPO and borrowings under our revolving credit facility.

        In March 2012, we entered into a $500,000 unsecured revolving credit facility that is available for general business purposes, including acquisitions. The maturity date of our revolving credit facility is March 11, 2016 and, subject to the payment of an extension fee and meeting certain other conditions, includes an option for us to extend the stated maturity date of our revolving credit facility by one year to March 11, 2017. In February 2013, we partially exercised our option to increase the available borrowing amount under our revolving credit facility from $500,000 to $750,000. Borrowings under our revolving credit facility bear interest at LIBOR plus a premium. We also pay a facility fee on the total amount of lending commitments under our revolving credit facility. Both the interest rate premium and the facility fee are subject to adjustment based upon changes to our leverage or credit ratings. At December 31, 2012, the interest rate premium on our revolving credit facility was 130 basis points and our facility fee was 30 basis points. The weighted average annual interest rate for borrowings under the revolving credit facility was 1.54% for the period from March 12, 2012 to December 31, 2012. We can borrow, repay and reborrow funds available under our revolving credit facility until maturity, and no principal repayment is due until maturity. As of December 31, 2012 and February 19, 2013, we had $95,000 and $200,000, respectively, outstanding under our revolving credit facility.

        In July 2012, we entered into a five year $350,000 unsecured term loan. Our term loan matures on July 11, 2017 and is prepayable without penalty at any time. In addition, our term loan includes a feature under which maximum borrowings may be increased to up to $700,000 in certain circumstances. Our term loan bears interest at a rate of LIBOR plus a premium, which was 155 basis points as of

SELECT INCOME REIT

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share data)

Note 6. Indebtedness (Continued)

December 31, 2012. The interest rate premium is subject to adjustment based upon changes to our leverage or credit ratings. As of December 31, 2012, the weighted average interest rate for the amount outstanding under our term loan was 1.78% for the period from July 12, 2012 to December 31, 2012.

        Our credit facility agreement and our term loan agreement provide for acceleration of payment of all amounts due thereunder upon the occurrence and continuation of certain events of default, including a change of control of us and the termination of our business management agreement with RMR.

        Our credit facility agreement and our term loan agreement also contain a number of financial and other covenants, including covenants that restrict our ability to incur indebtedness or to make distributions under certain circumstances and require us to maintain financial ratios and a minimum net worth. We believe we were in compliance with the terms of our revolving credit facility and term loan covenants at December 31, 2012.

        At December 31, 2012, three of our properties with an aggregate net book value of $29,881 were secured by two mortgage notes we assumed in connection with certain of our acquisitions during 2012:

  •
  In September 2012, we assumed a mortgage totaling $18,500, which was recorded at a fair value of $19,984, in connection with our acquisition of two properties in Carlsbad, CA.

  •
  Also in September 2012, we assumed a mortgage totaling $7,500, which was recorded at a fair value of $7,947, in connection with our acquisition in Chelmsford, MA.

        These mortgage notes are non-recourse and do not contain any material financial covenants.

        The required principal payments due during the next five years and thereafter under all our outstanding debt as of December 31, 2012 are as follows:

Year	Principal Payment
2013	$217
2014	230
2015	245
2016	102,757
2017	367,498
Therafter	—

	$470,947	(1)

(1)
Total debt outstanding as of December 31, 2012, including unamortized premiums, was $472,778

Note 7. Fair Value of Financial Instruments

        Our financial instruments at December 31, 2012 include cash and cash equivalents, rents receivable, mortgage notes payable, our revolving credit facility, our term loan, amounts due to related persons, accounts payable and other accrued expenses. At December 31, 2012, the fair value of our

SELECT INCOME REIT

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share data)

Note 7. Fair Value of Financial Instruments (Continued)

financial instruments approximated their carrying values in our consolidated financial statements, except as follows:

	Carrying Amount	Estimated Fair Value
Mortgage notes payable	$27,778	$28,322

        We estimate the fair values of our mortgage notes payable by using discounted cash flow analyses and currently prevailing market rates for similar mortgage notes as of December 31, 2012. These inputs are categorized as level 3 inputs as defined in the fair value hierarchy under the accounting standards for Fair Value Measurements and Disclosures. Because our inputs are unobservable, our estimated fair value may differ materially from the actual fair value.

Note 8. Shareholders' Equity

Share Awards

        We have common shares available for issuance under the terms of our equity compensation plan adopted in 2012, or the 2012 Plan. As described in Note 9, we awarded common shares to our officers and certain employees of RMR in 2012. Also in 2012, we awarded each of our Trustees 2,000 common shares with an aggregate market value of approximately $248 (approximately $50 per Trustee) as part of their annual compensation, based upon the closing price of our common shares on the New York Stock Exchange, or the NYSE, on the date of grant. The common shares awarded to our Trustees vested immediately. The common shares awarded to our officers and certain employees of RMR vest in five equal annual installments beginning on the date of grant. We include the value of awarded shares in general and administrative expenses at the time the awards vest.

        A summary of shares granted and vested under the terms of the 2012 Plan from March 12, 2012 to December 31, 2012 is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Granted in 2012	32,592	$24.84
Vested in 2012	(14,878)	$24.84

Unvested shares at December 31, 2012	17,714	$24.84

        The 17,714 unvested shares as of December 31, 2012 are scheduled to vest as follows: 4,428 shares in 2013, 4,429 shares in 2014, 4,428 shares in 2015 and 4,429 in 2016. As of December 31, 2012, the estimated future compensation expense for the unvested shares was $439 based on the closing share price of our common shares on December 31, 2012 of $24.77. The weighted average period over which the compensation expense will be recorded is approximately 45 months. During the year ended December 31, 2012, we recorded $508 of compensation expense related to our 2012 Plan.

        At December 31, 2012, 2,967,408 common shares remain available for issuance under the 2012 Plan.

SELECT INCOME REIT

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share data)

Note 8. Shareholders' Equity (Continued)

Share Sales:

        We were formed in December 2011 as a wholly owned subsidiary of CWH. In December 2011, we issued 1,000 common shares to CWH in connection with our formation. On February 16, 2012, we issued 22,000,000 common shares (including the 1,000 common shares issued to CWH in December 2011 in connection with our formation) to CWH as part of the consideration for the Initial Properties contributed to us by CWH.

        In March 2012, we sold 9,200,000 of our common shares in our IPO, including 1,200,000 common shares sold when the underwriters exercised in full their option to purchase additional shares, at a price of $21.50 per share, raising net proceeds of approximately $180,814. We used the net proceeds from this offering to repay part of the CWH Note.

        In December 2012, we sold 8,050,000 of our common shares in a public offering, including 1,050,000 common shares sold when the underwriters exercised in full their option to purchase additional shares, at a price of $24.00 per share, raising net proceeds of approximately $182,843. We used the net proceeds from this offering to partially repay amounts outstanding under our revolving credit facility and for general business purposes, including acquisitions.

Distributions:

        In August 2012, we paid a distribution on our common shares of $0.49 per share, or approximately $15,288, to shareholders of record on July 24, 2012. This distribution included a regular quarterly dividend of $0.40 per common share with respect to the quarter ended June 30, 2012, plus an additional $0.09 per common share reflecting our first 20 days as a public company during the first quarter 2012.

        In November 2012, we paid a distribution on our common shares of $0.42 per share, or approximately $13,118, to shareholders of record on October 22, 2012.

        In February 2013, we paid a distribution on our common shares of $0.42 per share, or approximately $16,499, to shareholders of record on January 22, 2013.

        As of December 31, 2012, cash distributions per share paid or payable by us to our common shareholders for the year ended December 31, 2012 were $0.91. The characterization of our distributions paid or accrued in 2012 was 100.00% ordinary income.

Note 9. Related Person Transactions

        We have adopted written Governance Guidelines that address the consideration and approval of any related person transactions. Under these Governance Guidelines, we may not enter into any transaction in which any Trustee or executive officer, any member of the immediate family of any Trustee or executive officer or any other related person, has or will have a direct or indirect material interest unless that transaction has been disclosed or made known to our Board of Trustees and our Board of Trustees reviews and approves or ratifies the transaction by the affirmative vote of a majority of the disinterested Trustees, even if the disinterested Trustees constitute less than a quorum. If there are no disinterested Trustees, the transaction must be reviewed and approved or ratified by both (1) the affirmative vote of a majority of our entire Board of Trustees and (2) the affirmative vote of a majority

SELECT INCOME REIT

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share data)

Note 9. Related Person Transactions (Continued)

of our Independent Trustees. The Governance Guidelines further provide that, in determining whether to approve or ratify a transaction, our Board of Trustees, or disinterested Trustees or Independent Trustees, as the case may be, shall act in accordance with any applicable provisions of our declaration of trust, consider all of the relevant facts and circumstances and approve only those transactions that are fair and reasonable to us. All related person transactions described below were reviewed and approved or ratified by a majority of the disinterested Trustees or otherwise in accordance with our policies described above. In the case of transactions with us by RMR employees (other than our Trustees and executive officers) subject to our Code of Business Conduct and Ethics, the employee must seek approval from an executive officer who has no interest in the matter for which approval is being requested.

        We have no employees. Personnel and various services we require to operate our business are provided to us by RMR. We have two agreements with RMR to provide management and administrative services to us: (1) a business management agreement, which relates to our business generally, and (2) a property management agreement, which relates to our property level operations.

        RMR has approximately 820 employees. One of our Managing Trustees, Mr. Barry Portnoy, is Chairman, majority owner and an employee of RMR. Our other Managing Trustee, Mr. Adam Portnoy, is the son of Mr. Barry Portnoy, and an owner, President, Chief Executive Officer and a director of RMR. Each of our executive officers is also an officer of RMR. CWH's executive officers are officers of RMR. Our Independent Trustees also serve as independent directors or independent trustees of other public companies to which RMR provides management services. Mr. Barry Portnoy serves as a managing director or managing trustee of those companies, including CWH, and Mr. Adam Portnoy serves as a managing trustee of a majority of those companies, including CWH. In addition, officers of RMR serve as officers of those companies. We understand that further information regarding those relationships is provided in the applicable periodic reports and proxy statements filed by those other companies with the SEC.

        Our Board of Trustees has given our Compensation Committee, which is comprised exclusively of our Independent Trustees, authority to act on our behalf with respect to our management agreements with RMR. The charter of our Compensation Committee requires the Committee annually to review the terms of these agreements, evaluate RMR's performance under the agreements and renew, amend, terminate or allow to expire the management agreements.

        Our business management agreement with RMR provides for payment to RMR of a business management fee at annual rate equal to (a) with respect to the Initial Properties and any other properties transferred to us by CWH or another REIT to which RMR provides business management or property management services, or an RMR Managed REIT, 0.5% of the historical cost of such properties to CWH or the RMR Managed REIT (accordingly, the business management fee we pay to RMR in respect of the properties so transferred would be expected to correspond to the reduction in the similar business management fee that CWH or the RMR Managed REIT pays to RMR, such that RMR would not be expected to receive an increase in the business management fees payable in aggregate by us and CWH or the RMR Managed REIT in respect of the transferred properties), plus (b) with respect to other properties we acquire, (i) 0.7% of our aggregate cost of those properties up to and including $250,000, plus (ii) 0.5% of our aggregate cost of those properties in excess of $250,000. In addition, beginning with the year ending December 31, 2013, RMR receives an incentive fee equal

SELECT INCOME REIT

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share data)

Note 9. Related Person Transactions (Continued)

to 15% of the product of (i) the weighted average of our common shares outstanding on a fully diluted basis during a fiscal year and (ii) the excess if any of the Normalized FFO Per Share, as defined in the business management agreement, for such fiscal year over the Normalized FFO Per Share for the preceding fiscal year. The incentive fee is paid in our common shares and in any year shall not exceed $0.02 multiplied by the weighted average number of our common shares outstanding on a fully diluted basis during such fiscal year. Our common shares for these purposes are valued at the average closing prices of our common shares as reported on the NYSE during the month of December of the fiscal year to which the incentive fee pertains. The business management agreement also provides that, with certain exceptions, if we determine to offer for sale or other disposition any real property that, at such time, is of a type within the investment focus of another RMR Managed REIT, we will first offer that property for purchase or disposition to that RMR Managed REIT and negotiate in good faith for such purchase or disposition. The business management fees we paid to RMR for the period beginning on March 12, 2012, the date on which we entered into the agreement, through December 31, 2012, were $4,719. This amount is included in general and administrative expenses in our consolidated financial statements.

        Our property management agreement with RMR provides for management fees equal to 3.0% of gross collected rents and construction supervision fees equal to 5.0% of construction costs. The aggregate property management and construction supervision fees we paid to RMR for the period beginning on March 12, 2012, the date on which we entered into the agreement, through December 31, 2012, were $3,039. This amount is included in operating expenses or has been capitalized, as appropriate, in our consolidated financial statements.

        RMR also provides internal audit services to us in return for our pro rata share of the total internal audit costs incurred by RMR for us and other publicly owned companies managed by RMR and its affiliates, which amounts are subject to approval by our Compensation Committee. Our Audit Committee appoints our Director of Internal Audit. Our pro rata share of RMR's costs of providing this internal audit function was approximately $162 for 2012, which amount is included in general and administrative expenses in our consolidated financial statements. These allocated costs are in addition to the business and property management fees we paid to RMR.

        We are generally responsible for all of our operating expenses, including certain expenses incurred by RMR on our behalf. We are not responsible for payment of RMR's employment, office or administration expenses incurred to provide management services to us, except for the employment and related expenses of RMR employees who provide on-site property management services and our pro rata share of the staff employed by RMR who perform our internal audit function. Pursuant to our business management agreement, RMR may from time to time negotiate on our behalf with certain third party vendors and suppliers for the procurement of services to us. As part of this arrangement, we may enter agreements with RMR and other companies to which RMR provides management services for the purpose of obtaining more favorable terms from such vendors and suppliers.

        Both our business management agreement with RMR and our property management agreement with RMR currently expire on December 31, 2013 and automatically renew for successive one year terms unless we or RMR give notice of non-renewal before the end of an applicable term. We or RMR may terminate either agreement upon 60 days' prior written notice, and RMR may also terminate either agreement upon five business days' notice if we undergo a change of control, as defined in the

SELECT INCOME REIT

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share data)

Note 9. Related Person Transactions (Continued)

applicable agreement. On December 12, 2012, we entered amendments to these agreements, which clarified certain currently existing policies in the business management agreement and changed certain procedures for the arbitration of disputes pursuant to these agreements.

        Under our business management agreement with RMR, we acknowledge that RMR also provides management services to other companies, including CWH, and will not be required to present us with opportunities to invest in properties that are primarily of a type that are within the investment focus of another business now or in the future managed by RMR and that, in the event of conflict between us and any such other company, RMR shall in its discretion determine on which party's behalf it shall act.

        Under the 2012 Plan, we have granted restricted shares to certain employees of RMR, some of whom are our officers. In 2012, we granted a total of 22,592 restricted shares with an aggregate value of $561 to such persons, based upon the closing price of our common shares on the NYSE on the date of grant. One fifth of those restricted shares vested on the grant date and one fifth vests on each of the next four anniversaries of the grant date. These share grants to RMR employees are in addition to the fees we pay to RMR. On occasion, we have entered into arrangements with former employees of RMR in connection with the termination of their employment with RMR, providing for the acceleration of vesting of restricted shares previously granted to them under the 2012 Plan.

        We were formerly a 100% owned subsidiary of CWH. CWH is our largest shareholder and, as of the date of this report, CWH owns 22,000,000 of our common shares, or approximately 56.0% of our outstanding common shares. One of our Managing Trustees, Mr. Barry Portnoy, is a managing trustee of CWH. Our other Managing Trustee, Mr. Adam Portnoy, is a managing trustee and the President of CWH. In addition, Mr. John Popeo, our Treasurer and Chief Financial Officer, also serves as the treasurer and chief financial officer of CWH, and one of our Independent Trustees, Mr. William Lamkin, is an independent trustee of CWH.

        In March 2012, we completed our IPO of 9,200,000 of our common shares (including 1,200,000 common shares sold pursuant to the full exercise of the underwriters' option to purchase additional shares) for net proceeds (after deducting underwriters' discounts and commissions and estimated expenses) of $180,814. We applied those net proceeds, along with proceeds of our initial borrowings under our $500,000 revolving credit facility, to repay in full the CWH Note and to reimburse CWH for costs that CWH incurred in connection with our organization and preparation for our IPO.

        In connection with our IPO, we and CWH entered into a transaction agreement that governs our separation from and relationship with CWH. The transaction agreement provides that, among other things, (1) the current assets and liabilities of the Initial Properties, as of the time of closing of the IPO, were settled between us and CWH so that CWH will retain all pre-closing current assets and liabilities and we will assume all post-closing current assets and liabilities and (2) we will indemnify CWH with respect to any liability relating to any property transferred by CWH to us, including any liability which relates to periods prior to our formation, other than the pre-closing current assets and current liabilities that CWH retained with respect to the Initial Properties.

        In May 2012, we purchased 20,000 shares of common stock of AIC for approximately $5,335. Concurrently with this purchase, we entered into an amended and restated shareholders agreement, or the Shareholders Agreement, with AIC, RMR, CWH and five other companies to which RMR provides management services. We, RMR, CWH and five other companies to which RMR provides management

SELECT INCOME REIT

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share data)

Note 9. Related Person Transactions (Continued)

services each currently own 12.5% of AIC. All of our Trustees, all of the trustees and directors of the other publicly held AIC shareholders and nearly all of the directors of RMR currently serve on the board of directors of AIC. RMR provides management and administrative services to AIC pursuant to a management and administrative services agreement with AIC. Our Governance Guidelines provide that any material transaction between us and AIC shall be reviewed, authorized and approved or ratified by the affirmative votes of both a majority of our entire Board of Trustees and a majority of our Independent Trustees. The shareholders agreement among us, the other shareholders of AIC and AIC includes arbitration provisions for the resolution of disputes.

        Although we own less than 20% of AIC, we use the equity method to account for this investment because we believe that we have significant influence over AIC because all of our Trustees are also directors of AIC. Our investment in AIC had a carrying value of $5,629 and $0 as of December 31, 2012 and 2011, respectively, which amounts are included in other assets on our consolidated balance sheets. For the period from May 21, 2012 to December 31, 2012, we recognized income of $269 related to our investment in AIC. We and the other shareholders of AIC have purchased property insurance providing $500,000 of coverage pursuant to an insurance program arranged by AIC and with respect to which AIC is a reinsurer of certain coverage amounts. This program was entered into in June 2012 for a one year term, and we paid a premium, including taxes and fees, of $324, which amount may be adjusted from time to time as we acquire or dispose of properties that are included in this program. We are also currently investigating the possibilities to expand our insurance relationships with AIC to include other types of insurance. We may invest additional amounts in AIC in the future if the expansion of this insurance business requires additional capital, but we are not obligated to do so. By participating in this insurance business with RMR and the other companies to which RMR provides management services, we expect that we may benefit financially by possibly reducing our insurance expenses or by realizing our pro rata share of any profits of this insurance business.

Note 10. Selected Quarterly Financial Data (Unaudited)

        The following is a summary of our unaudited quarterly results of operations for 2012 and 2011:

	2012
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total revenues	$27,587	$27,920	$30,878	$36,405
Net income	$17,655	$15,332	$15,719	$17,169
Net income per common share	$1.34	$0.49	$0.50	$0.52
Common distributions declared	$0.09	$0.40	$0.42	$0.42

	2011
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total revenues	$27,780	$27,229	$26,921	$26,692
Net income	$17,477	$17,723	$16,497	$17,246
Net income per common share	$—	$—	$—	$—
Common distributions declared	$—	$—	$—	$—

SELECT INCOME REIT

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share data)

Note 11. Pro Forma Information (Unaudited)

        During the period from the Closing Date to December 31, 2012, we purchased 16 properties for an aggregate purchase price of $438,013, including the assumption of $26,000 of mortgage debt and excluding closing costs. During the first quarter of 2012, CWH contributed the Initial Properties to us. In return, we issued to CWH: (i) 22,000,000 common shares (including 1,000 common shares initially issued to CWH in December 2011 in connection with our formation) and (ii) the CWH Note. Also during the first quarter of 2012, we sold 9,200,000 of our common shares in connection with our IPO (including 1,200,000 common shares sold pursuant to the full exercise of the underwriters' option to purchase additional shares). Simultaneous with the closing of our IPO, we entered into our revolving credit facility and used net proceeds from our IPO and borrowings under our revolving credit facility to repay in full the CWH Note. During the third quarter of 2012, we entered into a $350,000 unsecured term loan to, among other things, repay amounts outstanding under our revolving credit facility. During the fourth quarter of 2012, we sold 8,050,000 of our common shares in a public sale (including 1,050,000 common shares sold pursuant to the full exercise of the underwriters' option to purchase additional shares) and used net proceeds to, among other things, repay amounts outstanding under our revolving credit facility.

        During the first quarter of 2011, CWH purchased one of the properties it contributed to us as part of our formation for a purchase price of $10,000, excluding closing costs. During the fourth quarter of 2011, we issued 1,000 common shares to CWH in connection with our formation.

        The following table presents our pro forma results of operations for the year ended December 31, 2012 and 2011 as if these acquisitions and financing activities had occurred on January 1, 2011. This pro forma data is not necessarily indicative of what our actual results of operations would have been for the periods presented, nor does it represent the results of operations for any future period. Differences could result from various factors, including but not limited to, additional property acquisitions, property sales, changes in interest rates, changes in our debt or equity capital structure and changes in our operations and operating results.

	Year Ended December 31,
	2012	2011
Total revenues	$156,734	$155,547
Net income	$80,500	$80,754
Net income per share	$2.05	$2.06

        During the year ended December 31, 2012, we recognized revenues of $14,804 and operating income of $6,866 arising from our 2011 and 2012 acquisitions.

SELECT INCOME REIT

SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
December 31, 2012
(dollars in thousands)

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions	Balance at End of Period
Year ended December 31, 2010:
Allowance for doubtful accounts	$3,086	$820	$315	$4,221

Year ended December 31, 2011:
Allowance for doubtful accounts	$4,221	$579	$(733)	$4,067

Year ended December 31, 2012:
Allowance for doubtful accounts	$4,067	$(23)	$(3,400)	$644

SELECT INCOME REIT

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2012

(dollars in thousands)

					Initial Cost to Company
								Gross Amount Carried at Close of Period(4)
							Costs Capitalized Subsequent to Acquisition
						Buildings and Equipment					Accumulated Depreciation	Date Acquired	Original Construction Date
Address	Location	State	Property Type	Encumbrances(1)	Land			Land	Equipment	Total(2)
40 Inverness Center Parkway	Birmingham	AL	Office	—	1,427	10,634	106	1,427	10,740	12,167	556	12/9/10	1984
42 Inverness Center Parkway	Birmingham	AL	Office	—	1,273	10,824	110	1,273	10,934	12,207	566	12/9/10	1985
44 Inverness Center Parkway	Birmingham	AL	Office	—	1,508	10,638	109	1,508	10,747	12,255	558	12/9/10	1985
4905 Moores Mill Road	Huntsville	AL	Industrial	—	5,628	67,353	—	5,628	67,353	72,981	561	8/31/12	1979
1920 and 1930 W University Avenue	Tempe	AZ	Office	—	1,125	10,122	1,972	1,125	12,094	13,219	4,172	6/30/99	1988
2544 and 2548 Campbell Place	Carlsbad	CA	Office	19,862	3,381	17,918	—	3,381	17,918	21,299	112	9/21/12	2007
2235 Iron Point Road	Folsom	CA	Office	—	3,450	25,504	—	3,450	25,504	28,954	1,275	12/17/10	2008
47131 Bayside Parkway	Fremont	CA	Office	—	5,200	4,860	512	5,200	5,372	10,572	456	3/19/09	1990
350 West Java Drive	Sunnyvale	CA	Office	—	11,552	12,461	—	11,552	12,461	24,013	52	11/15/12	1984
333 Inverness Drive South	Englewood	CO	Office	—	3,230	11,801	—	3,230	11,801	15,031	172	6/15/12	1998
2 Tower Drive	Wallingford	CT	Industrial	—	1,471	2,165	8	1,471	2,173	3,644	343	10/24/06	1978
1 Targeting Center	Windsor	CT	Office	—	1,850	7,226	—	1,850	7,226	9,076	75	7/20/12	1980
235 Great Pond Road	Windsor	CT	Industrial	—	2,400	9,469	—	2,400	9,469	11,869	99	7/20/12	2004
2100 NW 82nd Ave & NW 21st St.	Miami	FL	Industrial	—	144	1,297	366	144	1,663	1,807	500	3/19/98	1987
1000 Mapunapuna Street	Honolulu	HI	Land and Easement	—	2,252	—	—	2,252	—	2,252	—	12/5/03	—
1001 Ahua Street	Honolulu	HI	Land and Easement	—	15,155	3,312	91	15,155	3,403	18,558	758	12/5/03	—
1024 Kilowaena Street	Honolulu	HI	Land and Easement	—	1,818	—	—	1,818	—	1,818	—	12/5/03	—
1024 Mapunapuna Street	Honolulu	HI	Land and Easement	—	1,385	—	—	1,385	—	1,385	—	12/5/03	—
1027 Kikowaena Street	Honolulu	HI	Land and Easement	—	5,444	—	—	5,444	—	5,444	—	12/5/03	—
1030 Mapunapuna Street	Honolulu	HI	Land and Easement	—	5,655	—	—	5,655	—	5,655	—	12/5/03	—
1038 Kikowaena Street	Honolulu	HI	Land and Easement	—	2,576	—	—	2,576	—	2,576	—	12/5/03	—
1045 Mapunapuna Street	Honolulu	HI	Land and Easement	—	819	—	—	819	—	819	—	12/5/03	—
1050 Kikowaena Street	Honolulu	HI	Land and Easement	—	1,404	873	—	1,404	873	2,277	197	12/5/03	—
1052 Ahua Street	Honolulu	HI	Land and Easement	—	1,703	—	240	1,703	240	1,943	44	12/5/03	—
1055 Ahua Street	Honolulu	HI	Land and Easement	—	1,216	—	—	1,216	—	1,216	—	12/5/03	—
106 Puuhale Road	Honolulu	HI	Building	—	1,113	—	—	1,113	—	1,113	—	12/5/03	—
1062 Kikowaena Street	Honolulu	HI	Land and Easement	—	1,049	599	—	1,049	599	1,648	135	12/5/03	—
1122 Manunapuna Street	Honolulu	HI	Land and Easement	—	5,782	—	—	5,782	—	5,782	—	12/5/03	—
113 Puuhale Road	Honolulu	HI	Land and Easement	—	3,729	—	—	3,729	—	3,729	—	12/5/03	—
1150 Kikowaena Street	Honolulu	HI	Land and Easement	—	2,445	—	—	2,445	—	2,445	—	12/5/03	—
120 Mokauea Street	Honolulu	HI	Building	—	1,953	—	512	1,953	512	2,465	—	12/5/03	—
120 Sand Island Access Road	Honolulu	HI	Building	—	1,132	11,307	1,334	1,132	12,641	13,773	2,461	11/23/04	2004
120B Mokauea Street	Honolulu	HI	Building	—	1,953	—	—	1,953	—	1,953	—	12/5/03	—
125 Puuhale Road	Honolulu	HI	Land and Easement	—	1,630	—	—	1,630	—	1,630	—	12/5/03	—
125B Puuhale Road	Honolulu	HI	Land and Easement	—	2,815	—	—	2,815	—	2,815	—	12/5/03	—
1360 Pali Highway A	Honolulu	HI	Land and Easement	—	9,170	—	161	9,170	161	9,331	39	12/5/03	—

SELECT INCOME REIT

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)

December 31, 2012

(dollars in thousands)

					Initial Cost to Company
								Gross Amount Carried at Close of Period(4)
							Costs Capitalized Subsequent to Acquisition
						Buildings and Equipment					Accumulated Depreciation	Date Acquired	Original Construction Date
Address	Location	State	Property Type	Encumbrances(1)	Land			Land	Equipment	Total(2)
1360 Pali Highway B	Honolulu	HI	Land and Easement	—	1,423	—	—	1,423	—	1,423	—	12/5/03	—
1391 Kahai Street	Honolulu	HI	Land and Easement	—	3,779	—	—	3,779	—	3,779	—	12/5/03	—
140 Puuhale Road	Honolulu	HI	Land and Easement	—	1,100	—	—	1,100	—	1,100	—	12/5/03	—
142 Mokauea Street	Honolulu	HI	Building	—	2,182	—	1,125	2,182	1,125	3,307	154	12/5/03	1972
148 Mokauea Street	Honolulu	HI	Land and Easement	—	3,476	—	—	3,476	—	3,476	—	12/5/03	—
150 Puuhale Road	Honolulu	HI	Land and Easement	—	4,887	—	—	4,887	—	4,887	—	12/5/03	—
151 Puuhale Road	Honolulu	HI	Building	—	1,956	—	—	1,956	—	1,956	—	12/5/03	1948
158 Sand Island Access Road	Honolulu	HI	Land and Easement	—	2,488	—	—	2,488	—	2,488	—	12/5/03	—
165 Sand Island Access Road	Honolulu	HI	Land and Easement	—	758	—	—	758	—	758	—	12/5/03	—
179 Sand Island Access Road	Honolulu	HI	Land and Easement	—	2,480	—	—	2,480	—	2,480	—	12/5/03	—
180 Sand Island Access Road	Honolulu	HI	Land and Easement	—	1,655	—	—	1,655	—	1,655	—	12/5/03	—
1926 Auiki Street	Honolulu	HI	Building	—	2,872	—	1,467	2,872	1,467	4,339	213	12/5/03	1959
197 Sand Island Access Road	Honolulu	HI	Land and Easement	—	1,238	—	—	1,238	—	1,238	—	12/5/03	—
2001 Kahai Street	Honolulu	HI	Land and Easement	—	1,091	—	—	1,091	—	1,091	—	12/5/03	—
2019 Kahai Street	Honolulu	HI	Land and Easement	—	1,377	—	—	1,377	—	1,377	—	12/5/03	—
2020 Auiki Street	Honolulu	HI	Land and Easement	—	2,385	—	—	2,385	—	2,385	—	12/5/03	—
204 Sand Island Access Road	Honolulu	HI	Land and Easement	—	1,689	—	—	1,689	—	1,689	—	12/5/03	—
207 Puuhale Road	Honolulu	HI	Land and Easement	—	2,024	—	—	2,024	—	2,024	—	12/5/03	—
2103 Kaliawa Street	Honolulu	HI	Land and Easement	—	3,212	—	—	3,212	—	3,212	—	12/5/03	—
2106 Kaliawa Street	Honolulu	HI	Land and Easement	—	1,568	—	169	1,568	169	1,737	—	12/5/03	—
2110 Auiki Street	Honolulu	HI	Land and Easement	—	837	—	—	837	—	837	—	12/5/03	—
2122 Kaliawa Street	Honolulu	HI	Land and Easement	—	1,365	—	—	1,365	—	1,365	—	12/5/03	—
2127 Auiki Street	Honolulu	HI	Land and Easement	—	2,906	—	—	2,906	—	2,906	—	12/5/03	—
2135 Auiki Street	Honolulu	HI	Land and Easement	—	825	—	—	825	—	825	—	12/5/03	—
2139 Kaliawa Street	Honolulu	HI	Land and Easement	—	885	—	—	885	—	885	—	12/5/03	—
214 Sand Island Access Road	Honolulu	HI	Land and Easement	—	1,864	—	—	1,864	—	1,864	—	12/5/03	—
2140 Kaliawa Street	Honolulu	HI	Land and Easement	—	931	—	—	931	—	931	—	12/5/03	—
2144 Auiki Street	Honolulu	HI	Building	—	2,640	—	6,409	2,640	6,409	9,049	1,062	12/5/03	1953
215 Puuhale Road	Honolulu	HI	Land and Easement	—	2,117	—	—	2,117	—	2,117	—	12/5/03	—
218 Mohonua Place	Honolulu	HI	Land and Easement	—	1,741	—	—	1,741	—	1,741	—	12/5/03	—
220 Puuhale Road	Honolulu	HI	Land and Easement	—	2,619	—	—	2,619	—	2,619	—	12/5/03	—
2250 Pahounui Drive	Honolulu	HI	Land and Easement	—	3,862	—	—	3,862	—	3,862	—	12/5/03	—
2264 Pahounui Drive	Honolulu	HI	Land and Easement	—	1,632	—	—	1,632	—	1,632	—	12/5/03	—
2276 Pahounui Drive	Honolulu	HI	Land and Easement	—	1,619	—	—	1,619	—	1,619	—	12/5/03	—
228 Mohonua Place	Honolulu	HI	Land and Easement	—	1,865	—	—	1,865	—	1,865	—	12/5/03	—
228 Mohonua Place	Honolulu	HI	Land and Easement	—	1,067	—	—	1,067	—	1,067	—	12/5/03	—
2308 Pahounui Drive	Honolulu	HI	Land and Easement	—	3,314	—	—	3,314	—	3,314	—	12/5/03	—

SELECT INCOME REIT

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)

December 31, 2012

(dollars in thousands)

					Initial Cost to Company
								Gross Amount Carried at Close of Period(4)
							Costs Capitalized Subsequent to Acquisition
						Buildings and Equipment					Accumulated Depreciation	Date Acquired	Original Construction Date
Address	Location	State	Property Type	Encumbrances(1)	Land			Land	Equipment	Total(2)
231 Sand Island Access Road	Honolulu	HI	Land and Easement	—	752	—	—	752	—	752	—	12/5/03	—
231B Sand Island Access Road	Honolulu	HI	Land and Easement	—	1,539	—	—	1,539	—	1,539	—	12/5/03	—
2344 Pahounui Drive	Honolulu	HI	Land and Easement	—	6,709	—	—	6,709	—	6,709	—	12/5/03	—
238 Sand Island Access Road	Honolulu	HI	Land and Easement	—	2,273	—	—	2,273	—	2,273	—	12/5/03	—
2635 Waiwai Loop A	Honolulu	HI	Land and Easement	—	934	350	—	934	350	1,284	79	12/5/03	—
2635 Waiwai Loop B	Honolulu	HI	Land and Easement	—	1,177	105	—	1,177	105	1,282	24	12/5/03	—
2760 Kam Highway	Honolulu	HI	Land and Easement	—	703	—	—	703	—	703	—	12/5/03	—
2804 Kilihau Street	Honolulu	HI	Land and Easement	—	1,775	2	—	1,775	2	1,777	1	12/5/03	—
2806 Kaihikapu Street	Honolulu	HI	Land and Easement	—	1,801	—	—	1,801	—	1,801	—	12/5/03	—
2808 Kam Highway	Honolulu	HI	Land and Easement	—	310	—	—	310	—	310	—	12/5/03	—
2809 Kaihikapu Street	Honolulu	HI	Land and Easement	—	1,837	—	—	1,837	—	1,837	—	12/5/03	—
2810 Paa Street	Honolulu	HI	Land and Easement	—	3,340	—	—	3,340	—	3,340	—	12/5/03	—
2810 Pukoloa Street	Honolulu	HI	Land and Easement	—	27,699	—	—	27,699	—	27,699	—	12/5/03	—
2812 Awaawaloa Street	Honolulu	HI	Land and Easement	—	1,801	2	—	1,801	2	1,803	1	12/5/03	—
2814 Kilihau Street	Honolulu	HI	Land and Easement	—	1,925	—	—	1,925	—	1,925	—	12/5/03	—
2815 Kaihikapu Street	Honolulu	HI	Land and Easement	—	1,818	—	6	1,818	6	1,824	1	12/5/03	—
2815 Kilihau Street	Honolulu	HI	Land and Easement	—	287	—	—	287	—	287	—	12/5/03	—
2816 Awaawaloa Street	Honolulu	HI	Land and Easement	—	1,009	27	—	1,009	27	1,036	6	12/5/03	—
2819 Mokumoa Street—A	Honolulu	HI	Land and Easement	—	1,821	—	—	1,821	—	1,821	—	12/5/03	—
2819 Mokumoa Street—B	Honolulu	HI	Land and Easement	—	1,816	—	—	1,816	—	1,816	—	12/5/03	—
2819 Pukoloa Street	Honolulu	HI	Land and Easement	—	2,090	—	34	2,090	34	2,124	3	12/5/03	—
2821 Kilihau Street	Honolulu	HI	Land and Easement	—	287	—	—	287	—	287	—	12/5/03	—
2826 Kaihikapu Street	Honolulu	HI	Land and Easement	—	3,921	—	—	3,921	—	3,921	—	12/5/03	—
2827 Kaihikapu Street	Honolulu	HI	Land and Easement	—	1,801	—	—	1,801	—	1,801	—	12/5/03	—
2828 Paa Street	Honolulu	HI	Land and Easement	—	12,448	—	—	12,448	—	12,448	—	12/5/03	—
2829 Awaawaloa Street	Honolulu	HI	Land and Easement	—	1,720	3	—	1,720	3	1,723	1	12/5/03	—
2829 Kaihikapu Street—A	Honolulu	HI	Land and Easement	—	1,801	—	—	1,801	—	1,801	—	12/5/03	—
2829 Kilihau Street	Honolulu	HI	Land and Easement	—	287	—	—	287	—	287	—	12/5/03	—
2829 Pukoloa Street	Honolulu	HI	Land and Easement	—	2,088	—	—	2,088	—	2,088	—	12/5/03	—
2830 Mokumoa Street	Honolulu	HI	Land and Easement	—	2,146	—	—	2,146	—	2,146	—	12/5/03	—
2831 Awaawaloa Street	Honolulu	HI	Land and Easement	—	860	—	—	860	—	860	—	12/5/03	—
2831 Kaihikapu Street	Honolulu	HI	Land and Easement	—	1,272	529	55	1,272	584	1,856	131	12/5/03	—
2833 Kilihau Street	Honolulu	HI	Land and Easement	—	601	—	—	601	—	601	—	12/5/03	—
2833 Paa Street	Honolulu	HI	Land and Easement	—	1,701	—	—	1,701	—	1,701	—	12/5/03	—
2833 Paa Street #2	Honolulu	HI	Land and Easement	—	1,675	—	—	1,675	—	1,675	—	12/5/03	—
2836 Awaawaloa Street	Honolulu	HI	Land and Easement	—	1,353	—	—	1,353	—	1,353	—	12/5/03	—

SELECT INCOME REIT

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)

December 31, 2012

(dollars in thousands)

					Initial Cost to Company
								Gross Amount Carried at Close of Period(4)
							Costs Capitalized Subsequent to Acquisition
						Buildings and Equipment					Accumulated Depreciation	Date Acquired	Original Construction Date
Address	Location	State	Property Type	Encumbrances(1)	Land			Land	Equipment	Total(2)
2838 Kilihau Street	Honolulu	HI	Land and Easement	—	4,262	—	—	4,262	—	4,262	—	12/5/03	—
2839 Kilihau Street	Honolulu	HI	Land and Easement	—	627	—	—	627	—	627	—	12/5/03	—
2839 Mokumoa Street	Honolulu	HI	Land and Easement	—	1,942	—	—	1,942	—	1,942	—	12/5/03	—
2840 Mokumoa Street	Honolulu	HI	Land and Easement	—	2,149	—	—	2,149	—	2,149	—	12/5/03	—
2841 Pukoloa Street	Honolulu	HI	Land and Easement	—	2,088	—	—	2,088	—	2,088	—	12/5/03	—
2844 Kaihikapu Street	Honolulu	HI	Land and Easement	—	1,960	14	—	1,960	14	1,974	7	12/5/03	—
2846-A Awaawaloa Street	Honolulu	HI	Land and Easement	—	2,181	954	—	2,181	954	3,135	216	12/5/03	—
2847 Awaawaloa Street	Honolulu	HI	Land and Easement	—	582	303	—	582	303	885	69	12/5/03	—
2849 Kaihikapu Street	Honolulu	HI	Land and Easement	—	860	—	—	860	—	860	—	12/5/03	—
2850 Awaawaloa Street	Honolulu	HI	Land and Easement	—	286	172	—	286	172	458	39	12/5/03	—
2850 Mokumoa Street	Honolulu	HI	Land and Easement	—	2,143	—	—	2,143	—	2,143	—	12/5/03	—
2850 Paa Street	Honolulu	HI	Land and Easement	—	22,827	—	—	22,827	—	22,827	—	12/5/03	—
2855 Kaihikapu Street	Honolulu	HI	Land and Easement	—	1,807	3	—	1,807	3	1,810	2	12/5/03	—
2855 Pukoloa Street	Honolulu	HI	Land and Easement	—	1,934	—	—	1,934	—	1,934	—	12/5/03	—
2856 Pukoloa Street	Honolulu	HI	Land and Easement	—	1,934	—	—	1,934	—	1,934	—	12/5/03	—
2857 Awaawaloa Street	Honolulu	HI	Land and Easement	—	983	—	—	983	—	983	—	12/5/03	—
2858 Kaihikapu Street	Honolulu	HI	Land and Easement	—	1,801	—	—	1,801	—	1,801	—	12/5/03	—
2861 Mokumoa Street	Honolulu	HI	Land and Easement	—	3,867	—	—	3,867	—	3,867	—	12/5/03	—
2864 Awaawaloa Street	Honolulu	HI	Land and Easement	—	1,836	—	—	1,836	—	1,836	—	12/5/03	—
2864 Mokumoa Street	Honolulu	HI	Land and Easement	—	2,092	—	—	2,092	—	2,092	—	12/5/03	—
2868 Kaihikapu Street	Honolulu	HI	Land and Easement	—	1,801	—	—	1,801	—	1,801	—	12/5/03	—
2869 Mokumoa Street	Honolulu	HI	Land and Easement	—	1,794	—	—	1,794	—	1,794	—	12/5/03	—
2875 Paa Street	Honolulu	HI	Land and Easement	—	1,331	—	—	1,331	—	1,331	—	12/5/03	—
2879 Mokumoa Street	Honolulu	HI	Land and Easement	—	1,789	—	—	1,789	—	1,789	—	12/5/03	—
2879 Paa Street	Honolulu	HI	Land and Easement	—	1,691	—	45	1,691	45	1,736	4	12/5/03	—
2886 Paa Street	Honolulu	HI	Land and Easement	—	2,205	—	—	2,205	—	2,205	—	12/5/03	—
2889 Mokumoa Street	Honolulu	HI	Land and Easement	—	1,783	—	—	1,783	—	1,783	—	12/5/03	—
2906 Kaihikapu Street	Honolulu	HI	Land and Easement	—	1,814	2	—	1,814	2	1,816	1	12/5/03	—
2908 Kaihikapu Street	Honolulu	HI	Land and Easement	—	1,798	23	(23)	1,798	—	1,798	—	12/5/03	—
2915 Kaihikapu Street	Honolulu	HI	Land and Easement	—	2,580	—	—	2,580	—	2,580	—	12/5/03	—
2928 Kaihikapu Street—B	Honolulu	HI	Land and Easement	—	1,948	—	—	1,948	—	1,948	—	12/5/03	—
2960 Mokumoa Street	Honolulu	HI	Land and Easement	—	1,977	—	—	1,977	—	1,977	—	12/5/03	—
2965 Mokumoa Street	Honolulu	HI	Land and Easement	—	2,140	—	—	2,140	—	2,140	—	12/5/03	—
2969 Mapunapuna Street	Honolulu	HI	Land and Easement	—	4,038	15	—	4,038	15	4,053	5	12/5/03	—
33 S. Vineyard Boulevard	Honolulu	HI	Land and Easement	—	844	—	—	844	—	844	—	12/5/03	—
525 N. King Street	Honolulu	HI	Land and Easement	—	1,342	—	—	1,342	—	1,342	—	12/5/03	—
609 Ahua Street	Honolulu	HI	Land and Easement	—	616	—	—	616	—	616	—	12/5/03	—
619 Mapunapuna Street	Honolulu	HI	Land and Easement	—	1,401	2	—	1,401	2	1,403	1	12/5/03	—

SELECT INCOME REIT

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)

December 31, 2012

(dollars in thousands)

					Initial Cost to Company
								Gross Amount Carried at Close of Period(4)
							Costs Capitalized Subsequent to Acquisition
						Buildings and Equipment					Accumulated Depreciation	Date Acquired	Original Construction Date
Address	Location	State	Property Type	Encumbrances(1)	Land			Land	Equipment	Total(2)
645 Ahua Street	Honolulu	HI	Land and Easement	—	882	—	—	882	—	882	—	12/5/03	—
659 Ahua Street	Honolulu	HI	Land and Easement	—	860	20	—	860	20	880	10	12/5/03	—
659 Puuloa Road	Honolulu	HI	Land and Easement	—	1,807	—	—	1,807	—	1,807	—	12/5/03	—
660 Ahua Street	Honolulu	HI	Land and Easement	—	1,783	3	—	1,783	3	1,786	1	12/5/03	—
667 Puuloa Road	Honolulu	HI	Land and Easement	—	860	2	—	860	2	862	1	12/5/03	—
669 Ahua Street	Honolulu	HI	Land and Easement	—	1,801	14	37	1,801	51	1,852	9	12/5/03	—
673 Ahua Street	Honolulu	HI	Land and Easement	—	1,801	—	—	1,801	—	1,801	—	12/5/03	—
675 Mapunapuna Street	Honolulu	HI	Land and Easement	—	1,081	—	—	1,081	—	1,081	—	12/5/03	—
679 Puuloa Road	Honolulu	HI	Land and Easement	—	1,807	3	—	1,807	3	1,810	1	12/5/03	—
685 Ahua Street	Honolulu	HI	Land and Easement	—	1,801	—	—	1,801	—	1,801	—	12/5/03	—
689 Puuloa Road	Honolulu	HI	Land and Easement	—	1,801	20	—	1,801	20	1,821	10	12/5/03	—
692 Mapunapuna Street	Honolulu	HI	Land and Easement	—	1,798	2	(2)	1,798	—	1,798	—	12/5/03	—
697 Ahua Street	Honolulu	HI	Land and Easement	—	994	811	—	994	811	1,805	184	12/5/03	—
702 Ahua Street	Honolulu	HI	Land and Easement	—	1,784	4	—	1,784	4	1,788	2	12/5/03	—
704 Mapunapuna Street	Honolulu	HI	Land and Easement	—	2,390	685	—	2,390	685	3,075	155	12/5/03	—
709 Ahua Street	Honolulu	HI	Land and Easement	—	1,801	—	—	1,801	—	1,801	—	12/5/03	—
719 Ahua Street	Honolulu	HI	Land and Easement	—	1,960	16	—	1,960	16	1,976	8	12/5/03	—
729 Ahua Street	Honolulu	HI	Land and Easement	—	1,801	—	—	1,801	—	1,801	—	12/5/03	—
733 Mapunapuna Street	Honolulu	HI	Land and Easement	—	3,403	—	—	3,403	—	3,403	—	12/5/03	—
739 Ahua Street	Honolulu	HI	Land and Easement	—	1,801	—	—	1,801	—	1,801	—	12/5/03	—
759 Puuloa Road	Honolulu	HI	Land and Easement	—	1,766	3	—	1,766	3	1,769	1	12/5/03	—
761 Ahua Street	Honolulu	HI	Land and Easement	—	3,757	1	—	3,757	1	3,758	1	12/5/03	—
766 Mapunapuna Street	Honolulu	HI	Land and Easement	—	1,801	—	—	1,801	—	1,801	—	12/5/03	—
770 Mapunapuna Street	Honolulu	HI	Land and Easement	—	1,801	—	—	1,801	—	1,801	—	12/5/03	—
789 Mapunapuna Street	Honolulu	HI	Land and Easement	—	2,608	3	—	2,608	3	2,611	1	12/5/03	—
80 Sand Island Access Road	Honolulu	HI	Land and Easement	—	7,972	—	—	7,972	—	7,972	—	12/5/03	—
803 Ahua Street	Honolulu	HI	Land and Easement	—	3,804	—	—	3,804	—	3,804	—	12/5/03	—
808 Ahua Street	Honolulu	HI	Land and Easement	—	3,279	—	—	3,279	—	3,279	—	12/5/03	—
812 Mapunapuna Street	Honolulu	HI	Land and Easement	—	1,960	25	624	2,609	—	2,609	—	12/5/03	—
819 Ahua Street	Honolulu	HI	Land and Easement	—	4,821	583	31	4,821	614	5,435	138	12/5/03	—
822 Mapunapuna Street	Honolulu	HI	Land and Easement	—	1,795	15	—	1,795	15	1,810	7	12/5/03	—
830 Mapunapuna Street	Honolulu	HI	Land and Easement	—	1,801	25	—	1,801	25	1,826	12	12/5/03	—
842 Mapunapuna Street	Honolulu	HI	Land and Easement	—	1,795	14	—	1,795	14	1,809	7	12/5/03	—
846 Ala Lilikoi Boulevard B	Honolulu	HI	Land and Easement	—	234	—	—	234	—	234	—	12/5/03	—
848 Ala Lilikoi Boulevard A	Honolulu	HI	Land and Easement	—	9,426	—	—	9,426	—	9,426	—	12/5/03	—
850 Ahua Street	Honolulu	HI	Land and Easement	—	2,682	2	—	2,682	2	2,684	1	12/5/03	—

SELECT INCOME REIT

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)

December 31, 2012

(dollars in thousands)

					Initial Cost to Company
								Gross Amount Carried at Close of Period(4)
							Costs Capitalized Subsequent to Acquisition
						Buildings and Equipment					Accumulated Depreciation	Date Acquired	Original Construction Date
Address	Location	State	Property Type	Encumbrances(1)	Land			Land	Equipment	Total(2)
851 Mapunapuna Street	Honolulu	HI	Land and Easement	—	1,778	—	—	1,778	—	1,778	—	12/5/03	—
852 Mapunapuna Street	Honolulu	HI	Land and Easement	—	1,801	—	—	1,801	—	1,801	—	12/5/03	—
855 Ahua Street	Honolulu	HI	Land and Easement	—	1,834	—	—	1,834	—	1,834	—	12/5/03	—
855 Mapunapuna Street	Honolulu	HI	Land and Easement	—	3,265	—	—	3,265	—	3,265	—	12/5/03	—
865 Ahua Street	Honolulu	HI	Land and Easement	—	1,846	1	(1)	1,846	—	1,846	—	12/5/03	—
889 Ahua Street	Honolulu	HI	Land and Easement	—	5,888	315	—	5,888	315	6,203	1	11/21/12	—
905 Ahua Street	Honolulu	HI	Land and Easement	—	1,148	—	—	1,148	—	1,148	—	12/5/03	—
910 Mapunapuna Street	Honolulu	HI	Land and Easement	—	1,722	—	—	1,722	—	1,722	—	12/5/03	—
918 Ahua Street	Honolulu	HI	Land and Easement	—	3,820	—	—	3,820	—	3,820	—	12/5/03	—
930 Manunapuna Street	Honolulu	HI	Land and Easement	—	3,654	—	—	3,654	—	3,654	—	12/5/03	—
944 Ahua Street	Honolulu	HI	Land and Easement	—	1,219	—	—	1,219	—	1,219	—	12/5/03	—
949 Mapunapuna Street	Honolulu	HI	Land and Easement	—	11,568	—	—	11,568	—	11,568	—	12/5/03	—
950 Mapunapuna Street	Honolulu	HI	Land and Easement	—	1,724	—	—	1,724	—	1,724	—	12/5/03	—
960 Ahua Street	Honolulu	HI	Land and Easement	—	614	—	—	614	—	614	—	12/5/03	—
960 Mapunapuna Street	Honolulu	HI	Land and Easement	—	1,933	—	—	1,933	—	1,933	—	12/5/03	—
970 Ahua Street	Honolulu	HI	Land and Easement	—	817	—	—	817	—	817	—	12/5/03	—
91-008 Hanua	Kapolei	HI	Land and Easement	—	3,541	—	—	3,541	—	3,541	—	6/15/05	—
91-027 Kaomi Loop	Kapolei	HI	Land and Easement	—	2,667	—	—	2,667	—	2,667	—	6/15/05	—
91-064 Kaomi Loop	Kapolei	HI	Land and Easement	—	1,826	—	—	1,826	—	1,826	—	6/15/05	—
91-080 Hanua	Kapolei	HI	Land and Easement	—	2,187	—	—	2,187	—	2,187	—	6/15/05	—
91-083 Hanua	Kapolei	HI	Land and Easement	—	716	—	—	716	—	716	—	6/15/05	—
91-086 Kaomi Loop	Kapolei	HI	Land and Easement	—	13,884	—	—	13,884	—	13,884	—	6/15/05	—
91-087 Hanua	Kapolei	HI	Land and Easement	—	381	—	—	381	—	381	—	6/15/05	—
91-091 Hanua	Kapolei	HI	Land and Easement	—	706	—	—	706	—	706	—	6/15/05	—
91-091 Hanua	Kapolei	HI	Land and Easement	—	552	—	—	552	—	552	—	6/15/05	—
91-102 Kaomi Loop	Kapolei	HI	Land and Easement	—	1,293	—	—	1,293	—	1,293	—	6/15/05	—
91-102 Kaomi Loop	Kapolei	HI	Land and Easement	—	1,599	—	—	1,599	—	1,599	—	6/15/05	—
91-119 Olai	Kapolei	HI	Land and Easement	—	1,981	—	—	1,981	—	1,981	—	6/15/05	—
91-120 Kauhi	Kapolei	HI	Land and Easement	—	567	—	—	567	—	567	—	6/15/05	—
91-141 Kalaeloa	Kapolei	HI	Land and Easement	—	11,624	—	—	11,624	—	11,624	—	6/15/05	—
91-150 Hanua	Kapolei	HI	Land and Easement	—	5,829	—	—	5,829	—	5,829	—	6/15/05	—
91-150 Kaomi Loop	Kapolei	HI	Land and Easement	—	3,159	—	—	3,159	—	3,159	—	6/15/05	—
91-170 Olai	Kapolei	HI	Land and Easement	—	962	—	—	962	—	962	—	6/15/05	—

SELECT INCOME REIT

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)

December 31, 2012

(dollars in thousands)

					Initial Cost to Company
								Gross Amount Carried at Close of Period(4)
							Costs Capitalized Subsequent to Acquisition
						Buildings and Equipment					Accumulated Depreciation	Date Acquired	Original Construction Date
Address	Location	State	Property Type	Encumbrances(1)	Land			Land	Equipment	Total(2)
91-171 Olai	Kapolei	HI	Land and Easement	—	218	—	—	218	—	218	—	6/15/05	—
91-175 Olai	Kapolei	HI	Land and Easement	—	1,243	—	43	1,243	43	1,286	—	6/15/05	—
91-185 Kalaeloa	Kapolei	HI	Land and Easement	—	1,761	—	—	1,761	—	1,761	—	6/15/05	—
91-202 Kalaeloa	Kapolei	HI	Building	—	1,722	—	326	1,722	326	2,048	—	6/15/05	—
91-209 Kuhela	Kapolei	HI	Land and Easement	—	1,352	—	—	1,352	—	1,352	—	6/15/05	—
91-218 Olai	Kapolei	HI	Land and Easement	—	1,622	—	—	1,622	—	1,622	—	6/15/05	—
91-220 Kalaeloa	Kapolei	HI	Building	—	242	1,457	76	242	1,533	1,775	280	6/15/05	1991
91-222 Olai	Kapolei	HI	Land and Easement	—	2,035	—	—	2,035	—	2,035	—	6/15/05	—
91-238 Kauhi	Kapolei	HI	Building	—	1,390	—	9,090	1,390	9,090	10,480	1,235	6/15/05	1981
91-241 Kalaeloa	Kapolei	HI	Building	—	426	3,983	449	426	4,432	4,858	798	6/15/05	1990
91-250 Komohana	Kapolei	HI	Land and Easement	—	1,506	—	—	1,506	—	1,506	—	6/15/05	—
91-252 Kauhi	Kapolei	HI	Land and Easement	—	536	—	—	536	—	536	—	6/15/05	—
91-255 Hanua	Kapolei	HI	Land and Easement	—	1,230	—	44	1,230	44	1,274	1	6/15/05	—
91-259 Olai	Kapolei	HI	Land and Easement	—	2,944	—	—	2,944	—	2,944	—	6/15/05	—
91-265 Hanua	Kapolei	HI	Land and Easement	—	1,569	—	—	1,569	—	1,569	—	6/15/05	—
91-300 Hanua	Kapolei	HI	Land and Easement	—	1,381	—	—	1,381	—	1,381	—	6/15/05	—
91-329 Kauhi	Kapolei	HI	Building	—	294	2,297	758	294	3,055	3,349	461	6/15/05	1980
91-349 Kauhi	Kapolei	HI	Land and Easement	—	649	—	—	649	—	649	—	6/15/05	—
91-399 Kauhi	Kapolei	HI	Land and Easement	—	27,406	—	—	27,406	—	27,406	—	6/15/05	—
91-400 Komohana	Kapolei	HI	Land and Easement	—	1,494	—	—	1,494	—	1,494	—	6/15/05	—
91-410 Komohana (A)	Kapolei	HI	Land and Easement	—	713	—	—	713	—	713	—	6/15/05	—
91-410 Komohana (B)	Kapolei	HI	Land and Easement	—	418	—	—	418	—	418	—	6/15/05	—
AES HI Easement	Kapolei	HI	Land and Easement	—	1,250	—	—	1,250	—	1,250	—	6/15/05	—
Other Easements & Lots	Kapolei	HI	Land and Easement	—	358	—	824	358	824	1,182	62	6/15/05	—
Tesaro 967 Easement	Kapolei	HI	Land and Easement	—	6,593	—	—	6,593	—	6,593	—	6/15/05	—
Texaco Easement	Kapolei	HI	Land and Easement	—	2,653	—	—	2,653	—	2,653	—	6/15/05	—
94-240 Pupuole Street	Waipahu	HI	Land and Easement	—	717	—	—	717	—	717	—	12/5/03	—
951 Trails Road	Eldridge	IA	Industrial	—	470	7,480	376	470	7,856	8,326	1,099	4/2/07	1994
2300 North 33rd Avenue East	Newton	IA	Industrial	—	500	13,236	163	500	13,399	13,899	1,455	9/29/08	2008
400 SW 8th Avenue	Topeka	KS	Office	—	1,300	15,918	—	1,300	15,918	17,218	166	7/30/12	1983
1101 Pacific Avenue	Erlanger	KY	Office	—	2,022	9,545	415	2,022	9,960	11,982	2,272	6/30/03	1999

SELECT INCOME REIT

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)

December 31, 2012

(dollars in thousands)

					Initial Cost to Company
								Gross Amount Carried at Close of Period(4)
							Costs Capitalized Subsequent to Acquisition
						Buildings and Equipment					Accumulated Depreciation	Date Acquired	Original Construction Date
Address	Location	State	Property Type	Encumbrances(1)	Land			Land	Equipment	Total(2)
300 Billerica Road	Chelmsford	MA	Office	7,916	2,009	6,727	—	2,009	6,727	8,736	42	9/27/12	1984
330 Billerica Road	Chelmsford	MA	Office	—	1,410	7,322	148	1,410	7,470	8,880	351	1/18/11	1984
111 Powdermill Road	Maynard	MA	Office	—	3,603	26,180	100	3,603	26,280	29,883	3,799	3/30/07	1990
7001 Columbia Gateway Drive	Columbia	MD	Office	—	3,700	24,592	—	3,700	24,592	28,292	—	12/21/12	2008
3550 Green Court	Ann Arbor	MI	Office	—	2,877	9,081	—	2,877	9,081	11,958	—	12/21/12	1998
8687 Carling Road	Liverpool	NY	Office	—	375	3,265	1,924	375	5,189	5,564	829	1/6/06	1997
1212 Pittsford—Victor Road	Pittsford	NY	Office	—	526	3,755	465	526	4,220	4,746	1,062	11/30/04	1965
500 Canal View Boulevard	Rochester	NY	Office	—	1,462	12,482	1,201	1,462	13,683	15,145	2,702	1/6/06	1996
32150 Just Imagine Drive	Avon	OH	Industrial	—	2,200	23,280	—	2,200	23,280	25,480	2,086	5/29/09	1996
501 Ridge Avenue	Hanover	PA	Industrial	—	4,800	22,200	30	4,800	22,230	27,030	2,384	9/24/08	1948
12501 Research Park (A)	Austin	TX	Industrial	—	539	4,849	222	539	5,071	5,610	1,691	6/16/99	1999
12501 Research Park (B)	Austin	TX	Industrial	—	906	8,158	439	906	8,597	9,503	2,849	6/16/99	1999
4221 W. John Carpenter Freeway	Irving	TX	Office	—	542	4,879	553	542	5,432	5,974	1,932	3/19/98	1995
1800 Novell Place	Provo	UT	Office	—	6,700	78,978	—	6,700	78,978	85,678	1,152	6/1/12	2000
45101 Warp Drive	Sterling	VA	Office	—	4,336	29,910	—	4,336	29,910	34,246	62	11/29/12	2001
45201 Warp Drive	Sterling	VA	Office	—	2,735	16,198	—	2,735	16,198	18,933	34	11/29/12	2000
45301 Warp Drive	Sterling	VA	Office	—	2,803	16,130	—	2,803	16,130	18,933	34	11/29/12	2000
181 Battaile Drive	Winchester	VA	Industrial	—	1,487	12,854	—	1,487	12,854	14,341	2,158	4/20/06	1964

			Totals	$27,778	$674,443	$588,192	$33,143	$675,092	$620,686	$1,295,778	$46,697

(1)
Includes the unamortized balance of the fair value adjustments.

(2)
Excludes value of real estate intangibles.

(3)
Depreciation on buildings and improvements is provided for periods ranging up to 40 years and on equipment up to 12 years.

(4)
The total aggregate cost for U.S. federal income tax purposes is approximately $1,281,018.

SELECT INCOME REIT

SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)
December 31, 2012
(dollars in thousands)

        Analysis of the carrying amount of real estate properties and accumulated depreciation:

	Real Estate Properties	Accumulated Depreciation
Balance at December 31, 2009	$833,889	$(25,940)
Additions	67,436	(6,547)
Disposals	(3,722)	3,722

Balance at December 31, 2010	897,603	(28,765)
Additions	10,118	(7,860)
Disposals	(385)	385

Balance at December 31, 2011	907,336	(36,240)
Additions	388,478	(10,493)
Disposals	(36)	36

Balance at December 31, 2012	$1,295,778	$(46,697)

SIGNATURES

        Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SELECT INCOME REIT
By:	/s/ DAVID M. BLACKMAN David M. Blackman President and Chief Operating Officer Dated: February 25, 2013

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant, in the capacities and on the dates indicated.

Signature	Title	Date

/s/ DAVID M. BLACKMAN David M. Blackman	President and Chief Operating Officer	February 25, 2013
/s/ JOHN C. POPEO John C. Popeo	Treasurer and Chief Financial Officer (principal financial officer and principal accounting officer)	February 25, 2013
/s/ ADAM D. PORTNOY Adam D. Portnoy	Managing Trustee	February 25, 2013
/s/ BARRY M. PORTNOY Barry M. Portnoy	Managing Trustee	February 25, 2013
/s/ DONNA D. FRAICHE Donna D. Fraiche	Independent Trustee	February 25, 2013
/s/ WILLIAM A. LAMKIN William A. Lamkin	Independent Trustee	February 25, 2013
/s/ JEFFREY P. SOMERS Jeffrey P. Somers	Independent Trustee	February 25, 2013