Form 10-Q
period 2013-03-31
Select Income REIT
filed 2013-05-03
CIK 1537667

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Number of registrant’s common shares of beneficial interest, $0.01 par value per share, outstanding as of April 26, 2013:  39,282,592

SELECT INCOME REIT

FORM 10-Q

March 31, 2013

References in this Form 10-Q to “we”, “us” and “our” refer to Select Income REIT and its consolidated subsidiaries, unless otherwise noted.

PART I          Financial Information

Item 1.  Financial Statements

SELECT INCOME REIT

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share data)

(unaudited)

	March 31,	December 31,
	2013	2012
ASSETS
Real estate properties:
Land	$691,813	$675,092
Buildings and improvements	753,876	620,686
	1,445,689	1,295,778
Accumulated depreciation	(51,162)	(46,697)
	1,394,527	1,249,081

Acquired real estate leases, net	101,372	95,248
Cash and cash equivalents	16,589	20,373
Restricted cash	42	42
Rents receivable, net of allowance for doubtful accounts of $642 and $644, respectively	44,633	38,885
Deferred leasing costs, net	4,866	4,816
Deferred financing costs, net	6,268	5,517
Due from related persons	634	585
Other assets	9,344	16,105
Total assets	$1,578,275	$1,430,652

LIABILITIES AND SHAREHOLDERS’ EQUITY
Revolving credit facility	$238,000	$95,000
Term loan	350,000	350,000
Mortgage notes payable	27,616	27,778
Accounts payable and accrued expenses	18,453	19,703
Assumed real estate lease obligations, net	20,263	20,434
Rents collected in advance	6,398	6,518
Security deposits	9,589	9,335
Due to related persons	1,731	1,701
Total liabilities	672,050	530,469

Commitments and contingencies

Shareholders’ equity:
Common shares of beneficial interest, $0.01 par value: 50,000,000 shares authorized, 39,282,592 shares issued and outstanding	393	393
Additional paid in capital	876,836	876,920
Cumulative net income	73,883	51,251
Cumulative other comprehensive income	17	25
Cumulative common distributions	(44,904)	(28,406)
Total shareholders’ equity	906,225	900,183

Total liabilities and shareholders’ equity	$1,578,275	$1,430,652

See accompanying notes

SELECT INCOME REIT

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(amounts in thousands, except per share data)

(unaudited)

	Three Months Ended March 31,
	2013	2012

Revenues:
Rental income	$37,458	$24,074
Tenant reimbursements and other income	6,402	3,513
Total revenues	43,860	27,587

Expenses:
Real estate taxes	4,626	3,641
Other operating expenses	3,248	1,777
Depreciation and amortization	6,665	2,773
Acquisition related costs	533	—
General and administrative	2,719	1,404
Total expenses	17,791	9,595

Operating income	26,069	17,992

Interest expense (including amortization of debt premiums and deferred financing fees of $336 and $53, respectively)	(3,473)	(337)
Equity in earnings of an investee	76	—
Income before income tax expense	22,672	17,655
Income tax expense	(40)	—
Net income	22,632	17,655

Other comprehensive income:
Equity in unrealized loss of an investee	(8)	—
Other comprehensive loss	(8)	—
Comprehensive income	$22,624	$17,655

Weighted average common shares outstanding	39,283	13,205

Net income per common share	$0.58	$1.34

See accompanying notes

SELECT INCOME REIT

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

(unaudited)

	Three Months Ended March 31,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$22,632	$17,655
Adjustments to reconcile net income to cash provided by operating activities
Depreciation	4,465	1,959
Net amortization of debt premiums and deferred financing fees	336	53
Amortization of acquired real estate leases	2,316	800
Amortization of deferred leasing costs	168	130
Provision for (recovery of) losses on rents receivable	(2)	98
Straight line rental income	(2,622)	(773)
Other non-cash expenses	352	—
Equity in earnings of equity investments	(76)	—
Change in assets and liabilities:
Rents receivable	(3,124)	3,781
Deferred leasing costs	(219)	(284)
Other assets	(3,171)	(3,037)
Due from related persons	(49)	(1,095)
Accounts payable and accrued expenses	155	1,487
Rents collected in advance	(120)	168
Security deposits	254	(155)
Due to related persons	(166)	—
Cash provided by operating activities	21,129	20,787

CASH FLOWS FROM INVESTING ACTIVITIES:
Real estate acquisitions	(148,527)	—
Real estate improvements	(1,553)	(76)
Cash used in investing activities	(150,080)	(76)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from (cost of) issuance of common shares, net	(84)	180,954
Proceeds from borrowings	148,000	251,500
Payments on borrowings	(5,057)	(24,500)
Deferred financing fees	(1,193)	(4,169)
Repayment of demand note	—	(400,000)
Distributions to common shareholders	(16,499)	—
Owner’s net distributions	—	(6,138)
Cash provided by (used in) financing activities	125,167	(2,353)

Increase in cash and cash equivalents	(3,784)	18,358
Cash and cash equivalents at beginning of period	20,373	—
Cash and cash equivalents at end of period	$16,589	$18,358

See accompanying notes

SELECT INCOME REIT

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(amounts in thousands)

(unaudited)

	Three Months Ended March 31,
	2013	2012
Supplemental disclosures:
Interest paid	$2,892	$—
Income taxes paid	$249	$—

Non-cash investing activities:
Real estate acquired by issuance of shares and assumption of demand note	$—	$(913,286)

Non-cash financing activities:
Issuance of common shares	$—	$513,286
Issuance of demand note	$—	$400,000

See accompanying notes

SELECT INCOME REIT

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share data)

Note 1.  Basis of Presentation

The accompanying condensed consolidated financial statements of Select Income REIT and its subsidiaries, or SIR, we, us or our, are unaudited. Certain information and disclosures required by U.S. generally accepted accounting principles, or GAAP, for complete financial statements have been condensed or omitted. We believe the disclosures made are adequate to make the information presented not misleading. However, the accompanying condensed consolidated financial statements should be read in conjunction with the financial statements and notes contained in our Annual Report on Form 10-K for the year ended December 31, 2012, or our Annual Report. In the opinion of our management, all adjustments, which include only normal recurring adjustments considered necessary for a fair presentation, have been included. All material intercompany transactions and balances have been eliminated. Our operating results for interim periods are not necessarily indicative of the results that may be expected for the full year. Certain prior year amounts have been reclassified to conform to the current year presentation.

The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect reported amounts. Actual results could differ from those estimates. Significant estimates in the condensed consolidated financial statements include the allowance for doubtful accounts, purchase price allocations, useful lives of fixed assets and impairment of real estate and intangible assets.

The accompanying condensed consolidated financial statements include the 251 properties, or the Initial Properties, which were owned by CommonWealth REIT and its subsidiaries, or CWH, until they were contributed to us by CWH on February 16, 2012.  Our condensed consolidated financial statements for the three month period ended March 31, 2012, include information for that period when we were a wholly owned subsidiary of CWH, January 1, 2012 to March 12, 2012. Because of the significant changes resulting from our initial public offering, or IPO, in March 2012, our financial results for the first quarter of 2013 are not comparable to our financial results for the first quarter of 2012.

Note 2.  Recent Accounting Pronouncements

Effective January 2013, we adopted Financial Accounting Standards Board, or FASB, Accounting Standards Update No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.  This update is the culmination of the FASB’s deliberation on reporting reclassification adjustments from accumulated other comprehensive income, or AOCI.  This standard does not change the current requirements for reporting net income or other comprehensive income.  However, it requires disclosure of amounts reclassified out of AOCI in their entirety, by component, on the face of the statement of operations or in the notes thereto.  Amounts that are not required to be reclassified in their entirety to net income must be cross referenced to other disclosures that provide additional detail.  This standard was effective prospectively for interim and annual reporting periods beginning after December 15, 2012.  The implementation of this update did not cause any material changes to the disclosures in, or the presentation of, our condensed consolidated financial statements.

Note 3.  Real Estate Properties

Since January 1, 2013, we have acquired five properties with a combined 779,010 square feet for an aggregate purchase price of $158,320, excluding closing costs. We allocated the purchase prices of these acquisitions based on the estimated fair values of the acquired assets and assumed liabilities. Details of these completed acquisitions are as follows:

								Assumed
							Acquired	Real Estate
		Number of	Square	Purchase		Building and	Real Estate	Lease
Date	Location	Properties	Feet	Price(1)	Land (2)	Improvements (2)	Leases (2)	Obligations (2)
January 2013	Addison, TX (3)	2	553,799	$105,000	$10,125	$94,875	$—	$—
February 2013	Provo, UT	2	125,225	34,720	3,400	25,938	5,382	—
March 2013	San Antonio, TX	1	99,986	18,600	3,197	12,175	3,507	(279)
		5	779,010	$158,320	$16,722	$132,988	$8,889	$(279)

(1)             Purchase price excludes acquisition costs.

(2)             The allocation of purchase price is based on preliminary estimates and may change upon the completion of (i) third party appraisals and (ii) our analysis of acquired in place leases and building valuations.

(3)             Property was acquired and simultaneously leased back to the seller in a sale/leaseback transaction. We accounted for this transaction as an acquisition of assets. We recognized acquisition costs of $188 which we capitalized as part of the transaction.

Certain of our real estate assets contain hazardous substances, including asbestos. We believe the asbestos at our properties is contained in accordance with current environmental regulations and we have no current plans to remove it. If these properties were demolished today, certain environmental regulations specify the manner in which the asbestos must be removed and we could incur substantial costs complying with such regulations. Certain of our industrial lands in Hawaii may require environmental remediation, especially if the use of those lands is changed; however, we do not have any present plans to change the use of those land parcels or to undertake this environmental cleanup. We do not have any insurance designated to limit any losses that we may incur as a result of known or unknown environmental conditions which are not caused by an insured event, such as, for example, fire or flood. However, as of March 31, 2013 and December 31, 2012, accrued environmental remediation costs totaling $8,415 and $8,644, respectively, were included in accounts payable and accrued expenses in our condensed consolidated balance sheets. These accrued expenses relate to maintenance of our properties for current uses. We do not believe that there are environmental conditions at any of our properties that will have a material adverse effect on us. However, no assurances can be given that such conditions are not present in our properties or that other costs we incur to remediate contamination will not have a material adverse effect on our business or financial condition. Charges for environmental remediation costs are included in other operating expenses in the condensed consolidated statements of income and comprehensive income.

Note 4.  Tenant Concentration and Segment Information

We operate in one business segment: ownership of properties that are primarily net leased to single tenants.  A “net leased property” or a property being “net leased” means that the property’s lease requires the tenant to pay rent and also pay or reimburse us for all, or substantially all, property level operating expenses and capital expenditures, such as real estate taxes, insurance, utilities, maintenance and repairs, other than, in certain circumstances, roof and structural element related expenditures;  in some instances, tenants instead reimburse us for all expenses in excess of certain amounts included in the stated rent.  No single tenant currently accounts for more than 10% of our total revenues.  We define a single tenant leased property as a property with at least 90% of its rentable square footage leased to one tenant; however, we do also own some multi tenant buildings on the island of Oahu, HI.

Note 5.  Indebtedness

At March 31, 2013 and December 31, 2012, our outstanding indebtedness consisted of the following:

	March 31,	December 31,
	2013	2012
Revolving credit facility, due in 2016	$238,000	$95,000
Term loan, due in 2017	350,000	350,000
Mortgage note payable, 5.950% interest rate, including unamortized premium of $1,340 and $1,415, respectively, due in 2017 (1)	19,730	19,862
Mortgage note payable, 5.689% interest rate, including unamortized premium of $386 and $416, respectively, due in 2016 (1)	7,886	7,916
	$615,616	$472,778

(1)             We assumed these mortgages in connection with our acquisitions of certain properties. The stated interest rates for these mortgage debts are the contractually stated rates; we recorded the assumed mortgages at estimated fair value on the date of acquisition and we are amortizing the fair value premiums to interest expense over the respective terms of the mortgages to reduce interest expense based on the estimated market interest rates as of the date of acquisition.

We have a $750,000 unsecured revolving credit facility that is available for general business purposes, including acquisitions. The maturity date of our revolving credit facility is March 11, 2016 and, subject to the payment of an extension fee and meeting certain other conditions, our revolving credit facility includes an option for us to extend the stated maturity date by one year to March 11, 2017.  In addition, our revolving credit facility includes a feature under which maximum borrowings may be increased to $1,000,000 in certain circumstances. In February 2013, we partially exercised our option to increase the available borrowing amount under our revolving credit facility from $500,000 to $750,000.  Borrowings under our revolving credit facility bear interest at LIBOR plus a premium.  We also pay a facility fee on the total amount of lending commitments under our revolving credit facility. Both the interest rate premium and the facility fee are subject to adjustment based upon changes to our leverage or credit ratings. At March 31, 2013, the interest rate premium on our revolving credit facility was 130 basis points and our facility fee was 30 basis points.  The weighted average annual interest rate for borrowings under the revolving credit facility was 1.51% for the three months ended March 31, 2013. We can borrow, repay and reborrow funds available under our revolving credit facility until maturity, and no principal repayment is due until maturity. As of March 31, 2013 and April 26, 2013, we had $238,000 and $228,000, respectively, outstanding under our revolving credit facility.

We also have a $350,000 unsecured term loan that matures on July 11, 2017 and is prepayable without penalty at any time. In addition, our term loan includes a feature under which maximum borrowings may be increased to up to $700,000 in certain circumstances. Our term loan bears interest at a rate of LIBOR plus a premium, which was 155 basis points as of March 31, 2013. The interest rate premium is subject to adjustment based upon changes to our leverage or credit ratings. The weighted average interest rate for the amount outstanding under our term loan was 1.76% for the three months ended March 31, 2013.

Our credit facility agreement and our term loan agreement provide for acceleration of payment of all amounts due thereunder upon the occurrence and continuation of certain events of default, including a change of control of us and the termination of our business management agreement and our property management agreement with Reit Management & Research LLC, or RMR.

Our credit facility agreement and our term loan agreement also contain a number of financial and other covenants, including covenants that restrict our ability to incur indebtedness or to make distributions under certain circumstances and require us to maintain financial ratios and a minimum net worth. We believe we were in compliance with the terms of our revolving credit facility and term loan covenants at March 31, 2013.

At March 31, 2013, three of our properties with an aggregate net book value of $29,727 were secured by two mortgage notes we assumed in connection with our acquisitions of the encumbered properties. These mortgage notes are non-recourse, subject to certain limited exceptions, and do not contain any material financial covenants.

Note 6. Fair Value of Financial Instruments

Our financial instruments at March 31, 2013 include cash and cash equivalents, rents receivable, equity investments, mortgage notes payable, our revolving credit facility, our term loan, amounts due to related persons, accounts payable and other accrued expenses.  At March 31, 2013, the fair value of our financial instruments approximated their carrying values in our condensed consolidated financial statements, except as follows:

	Carrying	Estimated
	Amount	Fair Value
Mortgage notes payable	$27,616	$28,268

We estimate the fair values of our mortgage notes payable by using discounted cash flow analyses and currently prevailing market rates for similar mortgage notes as of March 31, 2013.  These inputs are categorized as level 3 inputs as defined in the fair value hierarchy under the accounting standards for Fair Value Measurements and Disclosures.  Because level 3 inputs are unobservable, our estimated fair value may differ materially from the actual fair value.

Note 7.  Shareholders’ Equity

Distributions:

In February 2013, we paid a distribution on our common shares of $0.42 per share, or approximately $16,499, to shareholders of record on January 22, 2013.

In April 2013, we declared a regular quarterly distribution of $0.44 per common share, or approximately $17,284, to shareholders of record on April 23, 2013.

Note 8.  Related Person Transactions

We have no employees.  Personnel and various services we require to operate our business are provided to us by RMR.  We have two agreements with RMR to provide management and administrative services to us: (1) a business management agreement, which relates to our business generally, and (2) a property management agreement, which relates to our property level operations.

Under our business management agreement with RMR, we acknowledge that RMR also provides management services to other companies, which include CWH.  One of our Managing Trustees, Mr. Barry Portnoy, is Chairman, majority owner and an employee of RMR.  Our other Managing Trustee, Mr. Adam Portnoy, is the son of Mr. Barry Portnoy, and an owner, President, Chief Executive Officer and a director of RMR.  Each of our executive officers is also an officer of RMR.  CWH’s executive officers are officers of RMR.  Our Independent Trustees also serve as independent directors or independent trustees of other public companies to which RMR provides management services.  Mr. Barry Portnoy serves as a managing director or managing trustee of those companies and Mr. Adam Portnoy serves as a managing trustee of a majority of those companies.  In addition, officers of RMR serve as officers of those companies.

Pursuant to our business management agreement with RMR, we recognized business management fees for the three months ended March 31, 2013 of $2,167, and recognized business management fees for the period beginning on March 12, 2012, the date on which we entered into the agreement, through March 31, 2012 of $247.  These amounts are included in general and administrative expenses in our condensed consolidated financial statements.

In connection with our property management agreement with RMR, the aggregate property management and construction supervision fees we recognized for the three months ended March 31, 2013 were $1,258, and the aggregate property management and construction supervision fees we recognized for the period beginning on March 12, 2012, the date on which we entered into the agreement, through March 31, 2012 were $158.  These amounts are included in operating expenses or have been capitalized, as appropriate, in our condensed consolidated financial statements.

We were formerly a 100% owned subsidiary of CWH.  CWH is our largest shareholder and, as of March 31, 2013, CWH owned 22,000,000 of our common shares, or approximately 56.0% of our outstanding common shares.  One of our Managing Trustees, Mr. Barry Portnoy, is a managing trustee of CWH.  Our other Managing Trustee, Mr. Adam Portnoy, is a managing trustee and the President of CWH.  In addition, Mr. John Popeo, our Treasurer and Chief Financial Officer, also serves as the Treasurer and Chief Financial Officer of CWH, and one of our Independent Trustees, Mr. William Lamkin, is an independent trustee of CWH.  RMR provides management services to both us and CWH.

In March 2012, we completed our IPO of 9,200,000 of our common shares (including 1,200,000 common shares sold pursuant to the full exercise of the underwriters’ option to purchase additional shares) for net proceeds (after deducting underwriters’ discounts and commissions and estimated expenses) of $180,814.  We applied those net proceeds, along with proceeds of our initial borrowings under our $500,000 revolving credit facility, to repay in full a note to CWH for $400,000, or the CWH Note, which we issued to CWH at the time it transferred the Initial Properties to us, and to reimburse CWH for costs that CWH incurred in connection with our organization and preparation for our IPO.  In connection with our IPO, we and CWH entered into a transaction agreement that governs our separation from and relationship with CWH.  The transaction agreement provides that, among other things, (1) the current assets and liabilities of the Initial Properties, as of the time of closing of the IPO, were settled between us and CWH so that CWH will retain all pre-closing current assets and liabilities and we will assume all post-closing current assets and liabilities and (2) we will indemnify CWH with respect to any liability relating to any property transferred by CWH to us, including any liability which relates to periods prior to our formation, other than the pre-closing current assets and current liabilities that CWH retained with respect to the Initial Properties.

On March 25, 2013, we entered into a registration agreement with CWH, and pursuant to the registration agreement, we filed a Registration Statement on Form S-11 for a possible public offering, or an Offering, of up to all of the 22,000,000 of our common shares that CWH owns.  Under the registration agreement, we agreed to, among other things, file a registration statement with respect to an Offering of up to all of the 22,000,000 of our common shares that CWH owns, and CWH agreed to pay all expenses incurred by us relating to the registration and sale of the shares in an Offering.  Our obligation to register the shares for resale in an Offering is subject to certain conditions and may be terminated in certain circumstances, in each case, as described in the registration agreement.  CWH agreed to indemnify us, our officers, Trustees and controlling persons, and we agreed to indemnify CWH and CWH’s officers, trustees and controlling persons, against certain liabilities in connection with an Offering, including liabilities under the Securities Act of 1933, as amended, and we and CWH agreed to reimburse payments that the other may make in respect of those liabilities. As of March 31, 2013, we recorded $540 of amounts due from CWH related to this agreement.

In May 2012, we purchased 20,000 shares of common stock of Affiliates Insurance Company, or AIC, for approximately $5,335.  Concurrently with this purchase, we entered into an amended and restated shareholders agreement with AIC, RMR, CWH and five other companies to which RMR provides management services.  We, RMR, CWH and five other companies to which RMR provides management services each currently own 12.5% of AIC.  All of our Trustees, all of the trustees and directors of the other publicly held AIC shareholders and nearly all of the directors of RMR currently serve on the board of directors of AIC.  RMR provides management and administrative services to AIC pursuant to a management and administrative services agreement with AIC.

Although we own less than 20% of AIC, we use the equity method to account for this investment because we believe that we have significant influence over AIC because all of our Trustees are also directors of AIC.  Our investment in AIC had a carrying value of $5,697 and $5,629 as of March 31, 2013 and December 31, 2012, respectively, which amounts are included in other assets on our condensed consolidated balance sheets.  For the three months ended March 31, 2013, we recognized income of $76 related to our investment in AIC.  We and the other shareholders of AIC have purchased property insurance providing $500,000 of coverage pursuant to an insurance program arranged by AIC and with respect to which AIC is a reinsurer of certain coverage amounts.  This program was entered into in June 2012 for a one year term, and we paid a premium, including taxes and fees, of $324, which amount may be adjusted from time to time as we acquire or dispose of properties that are included in this program.  We periodically consider the possibilities for expanding our insurance relationships with AIC to include other types of insurance and may in the future participate in additional insurance offerings AIC may provide or arrange.  We may invest additional amounts in AIC in the future if the expansion of this insurance business requires additional capital, but we are not obligated to do so.  By participating in this insurance business with RMR and the other companies to which RMR provides management services, we expect that we may benefit financially by possibly reducing our insurance expenses or by realizing our pro rata share of any profits of this insurance business.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our financial statements and notes thereto included in this Quarterly Report on Form 10-Q and in our Annual Report.

OVERVIEW

We are a real estate investment company organized under Maryland law. We intend to elect and qualify for taxation as a real estate investment trust, or REIT, for U.S. federal income tax purposes commencing with our taxable year ended December 31, 2012, and to maintain such qualification thereafter.  As of March 31, 2013, we owned 272 properties with approximately 25.4 million rentable square feet that were approximately 95.8% leased (based on rentable square feet).  These properties consisted of (i) 229 properties located on the island of Oahu, HI, or our Hawaii Properties, which included approximately 17.8 million rentable square feet that are primarily lands leased to industrial and commercial tenants and (ii) 43 office and industrial properties located in 18 states throughout the mainland United States, or our Mainland Properties, with approximately 7.6 million rentable square feet.

Property Operations

As of March 31, 2013, 95.8% of our rentable square feet were leased, compared to 95.2% of our rentable square feet as of March 31, 2012.  Occupancy data for 2013 and 2012 is as follows (square feet in thousands):

	All Properties As of March 31,		Comparable Properties (1) As of March 31,
	2013	2012	2013	2012
Total properties	272	251	251	251
Total rentable square feet	25,371	21,404	21,373	21,404
Percent leased (2)	95.8%	95.2%	95.1%	95.2%

(1)             Includes properties that were owned continuously since January 1, 2012 by CWH until contributed to us on February 16, 2012.

(2)             Percent leased includes (i) space being fitted out for occupancy pursuant to existing leases, if any, and (ii) space which is leased but is not occupied or is being offered for sublease by tenants, if any.

The financial impact from the modest decline in occupancy at our comparable properties was more than offset by increases in rents to market rates at many of our comparable leased land properties located in Hawaii, as further described below.

The average annualized effective rental rate per square foot, as defined below, for our properties for the periods ended March 31, 2013 and 2012 are as follows:

	Three Months Ended March 31,
	2013	2012
Average annualized effective rental rate per square foot leased: (1)
All Properties	$7.34	$5.31
Comparable Properties (2)	$5.76	$5.31

(1)             Average annualized effective rental rate per square foot leased represents annualized total revenue during the period specified divided by the average rentable square feet leased during the period specified.

(2)             Includes properties that were owned continuously since January 1, 2012 by CWH until contributed to us on February 16, 2012.

During the three months ended March 31, 2013, we entered lease renewal and new leases for approximately 116,000 square feet at weighted average rental rates that were approximately 53.0% higher than prior rates for the same space.  The weighted average lease term for leases entered during the first quarter of 2013 was 6.8 years.  Commitments for tenant improvements, leasing commission costs and concessions for leases entered during the three months ended March 31, 2013 totaled approximately $0.5 million, or approximately $0.69 per square foot per year of the weighted average lease term.  All leasing activity during the three months ended March 31, 2013 occurred at our Hawaii Properties.

During the three months ended March 31, 2013, we also executed 17 rent resets for 13 tenants at our Hawaii Properties for approximately 704,000 square feet of land, at weighted average reset rates that were approximately 50.1% higher than prior rates.

We currently believe that U.S. real estate leasing market conditions are slowly improving, but remain weak in many U.S. markets. However, because our weighted average remaining lease term (based on annualized rental revenue, as defined below) was approximately 11.6 years as of March 31, 2013, we do not expect our occupancy rate to materially change through the end of 2013. In addition, despite the recent recession and incomplete recovery of the U.S. economy, revenues from our Hawaii Properties, which represented approximately 46.7% of our total rental revenue for the three months ended March 31, 2013, have generally increased under our ownership and CWH’s prior ownership as leases for those properties have reset or renewed. Nevertheless, because of the current U.S. and global economic uncertainty, there are too many variables for us to reasonably project what the financial impact of changing market conditions will be on our occupancy, rents or financial results.

As shown in the table below, approximately 2.0% of our rented square feet and approximately 1.3% of our total annualized rental revenue are included in leases scheduled to expire by December 31, 2013. Lease renewals and rental rates for which available space may be relet in the future will depend on prevailing market conditions at the times these renewals, new leases and rent reset rates are negotiated. However, substantially all of our leases scheduled to expire through December 31, 2014 relate to our Hawaii Properties, and, as stated above, revenues from these properties have generally increased during our and CWH’s prior ownership as the leases for those properties have been reset or renewed. As of March 31, 2013, our lease expirations by year are as follows (square feet and dollars in thousands):

Year	Number of Tenants with Expiring Leases	Rented Square Feet Expiring(1)	Percent of Total Rented Square Feet Expiring(1)	Cumulative Percent of Total Rented Square Feet Expiring(1)	Annualized Rental Revenue Expiring(2)	Percent of Total Annualized Rental Revenue Expiring(2)	Cumulative Percent of Total Annualized Rental Revenue Expiring(2)
2013	23	479	2.0%	2.0%	$2,358	1.3%	1.3%
2014	13	251	1.0%	3.0%	1,070	0.6%	1.9%
2015	23	564	2.3%	5.3%	5,690	3.2%	5.1%
2016	21	1,287	5.3%	10.6%	8,459	4.7%	9.8%
2017	9	411	1.7%	12.3%	5,748	3.2%	13.0%
2018	11	1,585	6.5%	18.8%	14,836	8.2%	21.2%
2019	13	1,769	7.3%	26.1%	6,862	3.8%	25.0%
2020	5	318	1.3%	27.4%	4,207	2.3%	27.3%
2021	6	666	2.7%	30.1%	4,969	2.8%	30.1%
2022	66	3,062	12.6%	42.7%	21,078	11.7%	41.8%
Thereafter	83	13,920	57.3%	100.0%	105,211	58.2%	100.0%
	273	24,312	100.0%		$180,488	100.0%

Weighted average remaining lease term (in years)		12.5			11.6

(1)             Rented square feet is pursuant to existing leases as of March 31, 2013, and includes (i) space being fitted out for occupancy pursuant to existing leases, if any, and (ii) space which is leased but is not occupied or is being offered for sublease by tenants, if any.

(2)             Annualized rental revenue is the annualized contractual rents from our tenants pursuant to existing leases as of March 31, 2013, including straight line rent adjustments and estimated recurring expense reimbursements, but excluding lease value amortization.

A majority of our Hawaii Properties are lands leased for rents that are periodically reset based on fair market values, generally every five to ten years.  The following chart shows the annualized rental revenue as of March 31, 2013 scheduled to reset at our Hawaii lands.

Scheduled Rent Resets At Hawaii Lands

(dollars in thousands)

Annualized Rental Revenue(1) as of March 31, 2013 Scheduled to Reset
4/1/2013 – 12/31/2013	$7,582
2014	4,685
2015	1,182
2016 and thereafter	22,431
Total	$35,880

(1)             Annualized rental revenue is the annualized contractual rents from our tenants pursuant to existing leases as of March 31, 2013, including straight line rent adjustments and estimated recurring expense reimbursements, but excluding lease value amortization.

With respect to our Hawaiian land leases, we intend to negotiate with our tenants as rents under their leases are scheduled to reset in order to achieve new rents based on the then current fair market values. If we are unable to reach agreement with a tenant on a rent reset, our Hawaiian land leases typically provide that rent is reset based on an appraisal process. Despite CWH’s and our prior experience with rent resets in Hawaii, our ability to increase rents when rent resets occur depends upon market conditions which are beyond our control. Accordingly, we can provide no assurance that the historical increases in rents which we and CWH have achieved in the past will be repeated in the future, and it is possible that rents could reset to a lower level if fair market values decrease.

We expect to seek to renew or extend the terms of leases relating to our Mainland Properties when they expire. Because of the capital many of these tenants have invested in improvements and because many of our properties may be of strategic importance to the tenants’ businesses, we believe that there is a greater likelihood that these tenants will renew or extend their leases when they expire as compared to tenants in a property with multiple tenants. However, we also believe that if a building previously occupied by a single tenant becomes vacant, it may take longer and cost more to locate a new tenant than when space becomes vacant in a multi-tenant property because in place improvements designed specifically for the needs of the prior single tenant may need to be replaced.

Whenever we extend, renew or enter into new leases for our properties, we intend to seek rents which are equal to or higher than our historical rents for the same properties; however, our ability to maintain or increase the rents for our current properties will depend in large part upon market conditions which are beyond our control.

Our principal source of funds for our operations, to pay our debt service and to pay our distributions to shareholders is rents from tenants at our properties.  Rents are generally received from our tenants monthly in advance.  As of March 31, 2013, tenants representing 1% or more of our total annualized rental revenues were as follows (square feet in thousands):

Tenants Representing 1% or More of Our Total Annualized Rental Revenues:

					% of
				% of Total	Annualized Rental
Tenant		Property Type	Sq. Ft. (1)	Sq. Ft. (1)	Revenue (2)	Expiration
1	Bank of America, N.A.	Mainland Properties	554	2.3%	8.6%	1/31/2026
2	Orbital Sciences Corporation	Mainland Properties	337	1.4%	5.7%	6/30/2023
3	Cinram Group, Inc.	Mainland Properties	1,371	5.6%	5.1%	8/30/2032
4	Novell, Inc.	Mainland Properties	406	1.7%	4.4%	11/30/2024
5	The Southern Company	Mainland Properties	448	1.8%	2.7%	12/31/2018
6	Tesoro Hawaii Corporation	Hawaii Properties	3,148	12.9%	2.4%	4/30/2019; 12/31/2019; 3/31/2024
7	Bookspan	Mainland Properties	502	2.1%	2.1%	9/23/2028
8	Vivint, Inc.	Mainland Properties	125	0.5%	2.0%	11/30/2024
9	Merkle Group, Inc.	Mainland Properties	120	0.5%	2.0%	5/31/2023
10	Shurtape Technologies, LLC	Mainland Properties	645	2.7%	1.9%	5/28/2024
11	Micron Technology, Inc.	Mainland Properties	96	0.4%	1.9%	4/30/2020
12	Stratus Technologies, Inc.	Mainland Properties	287	1.2%	1.9%	5/31/2016
13	Servco Pacific, Inc.	Hawaii Properties	537	2.2%	1.9%	1/31/2029; 2/29/2032
14	Colgate - Palmolive Company	Mainland Properties	142	0.6%	1.7%	1/31/2024
15	Hartford Fire Insurance Company	Mainland Properties	100	0.4%	1.6%	6/30/2021
16	Ruckus Wireless, Inc.	Mainland Properties	96	0.4%	1.5%	11/30/2022
17	Arrowhead General Insurance Agency, Inc.	Mainland Properties	95	0.4%	1.4%	7/31/2019
18	Valassis Communications, Inc.	Mainland Properties	268	1.1%	1.4%	9/30/2023
19	BCI Coca-Cola Bottling Company	Hawaii Properties	351	1.4%	1.3%	12/31/2022; 7/31/2039
20	Allied Building Products Corporation	Hawaii Properties	310	1.3%	1.3%	12/31/2028
21	Sprint Nextel Corporation	Mainland Properties	140	0.6%	1.2%	7/31/2018
22	Safeway Stores, Inc.	Hawaii Properties	146	0.6%	1.2%	10/30/2018
23	Manheim Services Corporation	Hawaii Properties	338	1.4%	1.2%	5/31/2016
24	Mattson Technology, Inc.	Mainland Properties	101	0.4%	1.2%	5/31/2017
25	Cisco Systems, Inc.	Mainland Properties	149	0.6%	1.1%	12/31/2015; 12/31/2017
26	AES Hawaii, Inc.	Hawaii Properties	1,350	5.6%	1.0%	3/31/2040
	Total		12,162	50.1%	59.7%

(1)                Square feet is pursuant to existing leases as of March 31, 2013, and includes (i) space being fitted out for occupancy pursuant to existing leases, if any, and (ii) space which is leased but is not occupied or is being offered for sublease by tenants, if any.

(2)               Annualized rental revenue is the annualized contractual rents from our tenants pursuant to existing leases as of March 31, 2013, including straight line rent adjustments and estimated recurring expense reimbursements, but excluding lease value amortization.

Investment Activities (dollar amounts in thousands)

During the three months ended March 31, 2013, we acquired five properties with a combined 779,010 square feet for an aggregate purchase price of $158,320 excluding closing costs.  For more information regarding properties that we have acquired, see Note 3 to our Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

Our strategy related to property acquisitions and dispositions is materially unchanged from that disclosed in our Annual Report.  We currently intend to expand our investments by primarily acquiring additional single tenant, net leased properties throughout the mainland United States. We believe that there are significant investment opportunities in single tenant, net leased properties, especially in suburban areas, where there is less capital dedicated to acquiring such properties at this time. We expect to use the extensive nationwide resources of RMR to locate and acquire such properties. One of our goals in acquiring additional properties will be to further diversify our sources of rents and thus improve the security of our revenues. Another goal will be to purchase properties that produce rents which are greater than our capital costs to acquire the properties and, accordingly, allow us to increase distributions to our shareholders over time. We expect that most of our acquisition efforts will focus on office and industrial properties; however, we may consider acquiring other types of properties, including properties which are net leased to single tenants for retail uses and special purpose properties specifically suited to particular tenants’ requirements.  We also may acquire additional properties in Hawaii, but we currently expect this will not be a significant part of our future acquisitions because there are limited opportunities to acquire properties in Hawaii, especially to acquire lands which are leased to third party tenants.  However, we may explore redevelopment opportunities at some of our Hawaii Properties as leases expire.

Financing Activities (dollar amounts in thousands)

Our revolving credit facility includes a feature under which maximum borrowings may be increased to $1,000,000, in certain circumstances.  In February 2013, we partially exercised our option to increase the available borrowing amount under our revolving credit facility from $500,000 to $750,000.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2013, Compared to Three Months Ended March 31, 2012 (dollars in thousands, except per share data)

	Comparable Properties Results (1)				Acquired Properties Results (2)				Consolidated Results
	Three Months Ended March 31,				Three Months Ended March 31,				Three Months Ended March 31,
			$	%			$	%			$	%
	2013	2012 (3)	Change	Change	2013	2012 (3)	Change	Change	2013	2012 (3)	Change	Change
Revenues
Rental income	$24,949	$24,074	$875	3.6%	$12,509	$—	$12,509	NA	$37,458	$24,074	$13,384	55.6%
Tenant reimbursements and other income	4,104	3,513	591	16.8%	2,298	—	2,298	NA	6,402	3,513	2,889	82.2%
Total revenues	$29,053	$27,587	$1,466	5.3%	$14,807	$—	$14,807	NA	$43,860	$27,587	$16,273	59.0%

Operating expenses:
Real estate taxes	3,749	3,641	108	3.0%	877	—	877	NA	4,626	3,641	985	27.1%
Other operating expenses	1,798	1,777	21	1.2%	1,450	—	1,450	NA	3,248	1,777	1,471	82.8%
Total operating expenses	5,547	5,418	129	2.4%	2,327	—	2,327	NA	7,874	5,418	2,456	45.3%

Net operating income (4)	$23,506	$22,169	$1,337	6.0%	$12,480	$—	$12,480	NA	35,986	22,169	13,817	62.3%

Other expenses
Depreciation and amortization									6,665	2,773	3,892	140.4%
Acquisition related costs									533	—	533	—
General and administrative									2,719	1,404	1,315	93.7%
Total other expenses									9,917	4,177	5,740	137.4%
Operating income									26,069	17,992	8,077	44.9%
Interest expense									(3,473)	(337)	(3,136)	930.6%
Equity in earnings of an investee									76	—	76	—
Income before income tax expense									22,672	17,655	5,017	28.4%
Income tax expense									(40)	—	(40)	—
Net income									$22,632	$17,655	$4,977	28.2%

Weighted average common shares outstanding									39,283	13,205	26,078	197.5%

Net income per common share									$0.58	$1.34	$(0.76)	(56.9)%

Calculation of Funds From Operations and Normalized Funds From Operations (5)
Net income									$22,632	$17,655
Depreciation and amortization									6,665	2,773
Funds from operations									29,297	20,428
Acquisition related costs									533	—
Normalized funds from operations									$29,830	$20,428

Funds from operations per common share									$0.75	$1.55
Normalized funds from operations per common share									$0.76	$1.55

(1)                 Includes properties that were owned continuously since January 1, 2012 by CWH until contributed to us on February 16, 2012.

(2)                 Includes properties we acquired after our IPO.

(3)                 Results of operations for the three months ended March 31, 2012 have been derived from our results for the period of time we have been a public company and from certain financial information of CWH prior to our becoming a public company.

(4)                 We calculate net operating income, or NOI, as shown above.  We define NOI as income from our rental of real estate less our property operating expenses. NOI excludes amortization of capitalized tenant improvement costs and leasing commissions. We consider NOI to be an appropriate supplemental measure to net income because it may help both investors and management to understand the operations of our properties.  We use NOI internally to evaluate individual and company wide property level performance, and we believe that NOI provides useful information to investors regarding our results of operations because it reflects only those income and expense items that are incurred at the property level and may facilitate comparisons of our operating performance between periods.  The calculation of NOI excludes certain components of net income in order to provide results that are more closely related to our properties’ results of operations. NOI does not represent cash generated by operating activities in accordance with GAAP and should not be considered as an alternative to net income, operating income or cash flow from operating activities, determined in accordance with GAAP or as an indicator of our financial performance or liquidity, nor is this measure necessarily indicative of sufficient cash flow to fund all of our needs.  We believe that NOI may facilitate an understanding of our consolidated historical operating results.  This measure should be considered in conjunction with net income, operating income and cash flow from operating activities as presented in our Condensed Consolidated Statements of Income and Comprehensive Income and Condensed Consolidated Statements of Cash Flows.  Other REITs and real estate companies may calculate NOI differently than we do.

(5)                 We calculate funds from operations, or FFO, and normalized funds from operations, or Normalized FFO, as shown above. FFO is calculated on the basis defined by The National Association of Real Estate Investment Trusts, or NAREIT, which is net income, calculated in accordance with GAAP, plus real estate depreciation and amortization as well as other adjustments currently not applicable to us. Our calculation of Normalized FFO differs from NAREIT’s definition of FFO because we exclude acquisition related costs.  We consider FFO and Normalized FFO to be appropriate measures of operating performance for a REIT, along with net income, operating income and cash flow from operating activities. We believe that FFO and Normalized FFO provide useful information to investors because by excluding the effects of certain historical amounts, such as depreciation expense, FFO and Normalized FFO may facilitate a comparison of our operating performance between periods and between us and other REITs. FFO and Normalized FFO are among the factors considered by our Board of Trustees when determining the amount of distributions to our shareholders. Other factors include, but are not limited to, requirements to maintain our status as a REIT, limitations in our revolving credit facility and term loan agreements, the availability of debt and equity capital to us, our expectation of our future capital requirements and operating performance, and our expected needs and availability of cash to pay our obligations. FFO and Normalized FFO do not represent cash generated by operating activities in accordance with GAAP and should not be considered as alternatives to net income, operating income or cash flow from operating activities, determined in accordance with GAAP, or as indicators of our financial performance or liquidity, nor are these measures necessarily indicative of sufficient cash flow to fund all of our needs. We believe that FFO and Normalized FFO may facilitate an understanding of our consolidated historical operating results. These measures should be considered in conjunction with net income, operating income and cash flow from operating activities as presented in our Condensed Consolidated Statements of Income and Comprehensive Income and Condensed Consolidated Statements of Cash Flows. Other REITs and real estate companies may calculate FFO and Normalized FFO differently than we do.

References to changes in the income and expense categories below relate to the comparison of results for the three month period ended March 31, 2013, compared to the three month period ended March 31, 2012.

Rental income.  The increase in rental income primarily reflects our acquisition of sixteen properties during the year ended December 31, 2012 and five properties during the three months ended March 31, 2013, plus increases from rent resets, partially offset by a 0.1% decline in occupancy at our comparable properties located in Hawaii.  Rental income includes non-cash straight line rent adjustments totaling approximately $2,622 for the 2013 period and approximately $773 for the 2012 period, and net amortization of acquired real estate leases and assumed real estate lease obligations totaling approximately ($270) for the 2013 period and approximately ($116) for the 2012 period.

Tenant reimbursements and other income.  The increase in tenant reimbursements and other income primarily reflects our acquisition of sixteen properties during the year ended December 31, 2012 and five properties during the three months ended March 31, 2013, plus adjustments to reduce 2011 estimated tenant reimbursement billings during the first quarter of 2012 at our comparable properties based on actual reimbursable expense amounts.

Real estate taxes.  The increase in real estate taxes primarily reflects our acquisition of sixteen properties during the year ended December 31, 2012 and five properties during the three months ended March 31, 2013.

Other operating expenses.  Other operating expenses primarily include property maintenance, environmental remediation, utilities, insurance, bad debt and property management fees.  The increase in other operating expenses primarily reflects our acquisition of sixteen properties during the year ended December 31, 2012 and five properties during the three months ended March 31, 2013.

Depreciation and amortization.  The increase in depreciation and amortization primarily reflects our acquisition of sixteen properties during the year ended December 31, 2012 and five properties during the three months ended March 31, 2013.

Acquisition related costs.  Acquisition related costs in 2013 primarily reflect our acquisition of five properties during the three months ended March 31, 2013. We did not incur any acquisition related costs during the three months ended March 31, 2012.

General and administrative.  General and administrative expenses primarily include fees pursuant to our business management agreement, legal fees, audit fees, trustee fees and non-cash equity compensation awarded to our Trustees, our officers and certain other RMR employees. General and administrative expenses were allocated to us by CWH through March 12, 2012, the date we completed our IPO, and are our direct costs since that date. The increase in general and administrative expenses primarily reflects the increased costs for legal, accounting, trustees fees, internal audit expenses, share grant awards and other administrative expenses as a result of our becoming a separate public company.

Interest expense.  The increase in interest expense reflects a larger average outstanding debt balance for the 2013 period compared to the 2012 period primarily due to our obtaining our term loan, borrowings under our credit facility and assumption of mortgage debt since completing our IPO in March 2012.

Equity in earnings of an investee. Equity in earnings of an investee represents our proportionate share of earnings from our investment in AIC.

Income tax expense.  Income tax expense represents state income tax expense in 2013.

Net income.  The increase in net income for the 2013 period compared to the 2012 period reflects the changes noted above.

Weighted average common shares outstanding.  The number of common shares as of March 31, 2013 used to determine our net income per share primarily includes shares issued to CWH through February 2012, shares sold in our IPO in March 2012 and shares sold in our public offering in December 2012. The increase in weighted average common shares outstanding primarily reflects these shares being outstanding for the entire three month period ended March 31, 2013.

Net income per common share.  The decrease in net income per common share primarily reflects the increase in weighted average common shares outstanding, as well as the changes to net income noted above.

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

Cash flows provided by (used in) operating, investing and financing activities were approximately $21,129, ($150,080) and $125,167, respectively, for the three months ended March 31, 2013, and $20,787, ($76) and ($2,353), respectively, for the three months ended March 31, 2012. The change in the operating activities category for the three months ended March 31, 2013 compared to the corresponding prior year period is primarily due to increased operating cash flow from our acquisition of 16 properties in 2012 and five properties in 2013. The change in the investing activities category for the three months ended March 31, 2013 compared to the corresponding prior year period is primarily due to our acquisition of five properties in 2013. We had no acquisitions during the three months ended March 31, 2012 other than the contributed Initial Properties. The change in the financing activities category for the three months ended March 31, 2013 compared to the corresponding prior year period is primarily due to (i) our IPO in March 2012 and borrowings under our revolving credit facility offset by repayment in full of the CWH Note in 2012, (ii) borrowings under our revolving credit facility to fund general business operations, including our acquisitions in 2013 and (iii) distributions to our common shareholders in 2013.

Our Investment and Financing Liquidity and Resources (dollars in thousands except per share data)

In order to fund acquisitions and to meet cash needs that may result from timing differences between our receipt of rents and our desire or need to make distributions or pay operating or capital expenses, we maintain a $750,000 revolving credit facility (increased from $500,000 in February 2013) with a group of institutional lenders. The maturity date of our revolving credit facility is March 11, 2016 and, subject to the payment of an extension fee and meeting certain other conditions, our revolving credit facility includes an option for us to extend the stated maturity date by one year to March 11, 2017. In addition, our revolving credit facility also includes a feature under which maximum borrowings may be increased to up to $1,000,000 in certain circumstances. Borrowings under our revolving credit facility bear interest at LIBOR plus a premium. We also pay a facility fee on the total amount of lending commitments under our revolving credit facility. Both the interest rate premium and the facility fee are subject to adjustment based upon changes to our leverage or credit ratings.  At March 31, 2013, the interest rate premium on our revolving credit facility was 130 basis points and our facility fee was 30 basis points. We can borrow, repay and reborrow funds available under our revolving credit facility until maturity, and no principal repayment is due until maturity. As of March 31, 2013, the interest rate payable on borrowings under our revolving credit facility was 1.51%. As of March 31, 2013 and April 26, 2013, we had $238,000 and $228,000, respectively, outstanding under our revolving credit facility and $512,000 and $522,000, respectively available to borrow under our revolving credit facility.

We have a $350,000 unsecured term loan that matures on July 11, 2017 and is prepayable by us at any time without penalty.  In addition, the term loan includes a feature under which maximum borrowings may be increased to up to $700,000 in certain circumstances.

As of March 31, 2013, we had $16,589 of cash and cash equivalents. We expect to use cash balances, borrowings under our revolving credit facility, net proceeds from offerings of equity or debt securities, and the cash flow from our operations to fund debt repayments, future property acquisitions and other general business purposes.

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

In February 2013, we paid a $0.42 per share distribution to our common shareholders. We funded the February 2013 distribution using existing cash balances and borrowings under our revolving credit facility. In April 2013 we announced a new quarterly distribution rate of $0.44 per share payable on or about May 20, 2013 to shareholders of record as of the close of business on April 23, 2013.

During the three months ended March 31, 2013 and 2012, amounts capitalized for tenant improvements, leasing costs, building improvements and development and redevelopment activities were as follows:

	Three Months Ended March 31,
	2013		2012
Tenant improvements	$238		$75
Leasing costs	212		287
Building improvements (1)	14		7
Development, redevelopment and other activities (2)	(295	)(3)	144
	$169		$513

(1)             Building improvements generally include: (i) expenditures to replace obsolete building components and (ii) expenditures that extend the useful life of existing assets.

(2)             Development, redevelopment and other activities generally include (i) major capital expenditures that are identified at the time of a property acquisition and incurred within a short time period after acquiring the property and (ii) major capital expenditure projects that reposition a property or result in new sources of revenues.

(3)             Reflects defective building materials received and accrued during the fourth quarter of 2012 that were returned to the supplier during the first quarter of 2013.

During the three months ended March 31, 2013, commitments made for expenditures, such as tenant improvements and leasing costs in connection with leasing space, were as follows (dollars and square feet in thousands, except per square foot amounts):

	New Leases	Renewals	Totals
Square feet leased during the period	113	3	116
Total leasing costs and concession commitments (1)	$537	$10	$547
Total leasing costs and concession commitments per square foot (1)	$4.75	$3.33	$4.72
Weighted average lease term by square feet (years)	6.8	4.3	6.8
Total leasing costs and concession commitments per square foot per year (1)	$0.70	$0.77	$0.69

(1)             Includes commitments made for leasing expenditures and concessions, such as improvements, leasing commissions, tenant reimbursements and free rent.

Off Balance Sheet Arrangements

As of March 31, 2013, we had no off balance sheet arrangements that have had or that we expect would be reasonably likely to have a future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Debt Covenants

Our principal debt obligations at March 31, 2013 were our revolving credit facility, our term loan and two secured mortgage loans assumed in connection with certain of our acquisitions.  Our mortgage loans are non-recourse, subject to certain limited exceptions, and do not contain any material financial covenants.  Our revolving credit facility agreement and our term loan agreement contain a number of covenants which restrict our ability to incur debts in excess of calculated amounts, restrict our ability to make distributions under certain circumstances and generally require us to maintain certain financial ratios. Our revolving credit facility and term loan provide for acceleration of payment of all amounts outstanding upon the occurrence and continuation of certain events of default or upon a change of control, including a termination of the business management agreement or property management agreement with RMR. We believe we were in compliance with all of our terms and covenants under our revolving credit facility agreement and our term loan agreement at March 31, 2013.

Emerging Growth Company

We are and we will remain an “emerging growth company”, as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act, until the earliest to occur of (1) the last day of the fiscal year during which our total annual gross revenues equal or exceed $1.0 billion (subject to adjustment for inflation), (2) the last day of the fiscal year following the fifth anniversary of our IPO, (3) the date on which we have, during the previous three-year period, issued more than $1.0 billion in non-convertible debt, or (4) the date on which we are deemed a large accelerated filer under the Securities Exchange Act of 1934, as amended, or the Exchange Act.

Section 107 of the JOBS Act provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act of 1933, as amended, for complying with new or revised accounting standards. Additionally, we are eligible to take advantage of certain other exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. We have chosen to “opt out” of the extended transition period related to new or revised accounting standards, and as a result we will comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. Section 107 of the JOBS Act provides that our decision to opt out of the extended transition period for complying with new or revised accounting standards is irrevocable. We have availed ourselves of certain scaled compensation disclosure pursuant to the JOBS Act in the past and may continue to do so and we may elect to take advantage of additional exemptions available to us under the JOBS Act.

Related Person Transactions (dollars in thousands)

We have relationships and historical and continuing transactions with our Trustees, our executive officers, RMR, CWH, AIC and other companies to which RMR provides management services and others affiliated with them.  For example, we have no employees and personnel and various services we require to operate our business are provided to us by RMR pursuant to management agreements; and RMR is owned by our Managing Trustees.  Also, as a further example, we have relationships with other companies to which RMR provides management services and which have trustees, directors and officers who are also trustees, directors or officers of ours or RMR, including: CWH, which previously wholly owned us, which currently is our largest shareholder and we are currently its majority owned subsidiary; we, RMR, CWH and five other companies to which RMR provides management services each currently own 12.5% of AIC, and we and the other shareholders of AIC have property insurance in place providing $500,000 of coverage pursuant to an insurance program arranged by AIC and with respect to which AIC is a reinsurer of certain coverage amounts.  For further information about these and other such relationships and related person transactions, please see Note 8 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.  In addition, for more information about these transactions and relationships, please see elsewhere in this Quarterly Report on Form 10-Q, including “Warning Concerning Forward Looking Statements” in Part I, and our Annual Report, our definitive Proxy Statement for the Annual Meeting of Shareholders scheduled to be held on May 13, 2013, or our Proxy Statement, and our other filings with the Securities and Exchange Commissions, or SEC, including Note 9 to our consolidated financial statements included in our Annual Report, the sections captioned “Business,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Related Person Transactions” and “Warning Concerning Forward Looking Statements” of our Annual Report and the section captioned “Related Person Transactions and Company Review of Such Transactions” and the information regarding our Trustees and executive officers in our Proxy Statement.  In addition, please see the section captioned “Risk Factors” of our Annual Report for a description of risks that may arise as a result of these and other related person transactions and relationships.  Our filings with the SEC, including our Annual Report and our Proxy Statement, are available at the SEC’s website at www.sec.gov.  Copies of certain of our agreements with these related parties, including our business management agreement and property management agreement with RMR, various agreements we have entered into with CWH and our shareholders agreement with AIC and its shareholders, are publicly available as exhibits to our public filings with the SEC and accessible at the SEC’s website.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk (dollar amounts in thousands)

We are exposed to risks associated with market changes in interest rates. We manage our exposure to interest rate risk by monitoring available financing alternatives.  Our strategy to manage exposure to changes in interest rates is materially unchanged since December 31, 2012. Other than as described below, we do not currently expect any significant changes in our exposure to fluctuations in interest rates or in how we manage this exposure in the near future.

At March 31, 2013, our outstanding fixed rate debt consisted of the following mortgage notes:

		Annual	Annual		Interest
	Principal	Interest	Interest		Payments
Debt	Balance (1)	Rate (1)	Expense (1)	Maturity	Due
Mortgage note	$18,390	5.950%	$1,094	2017	Monthly
Mortgage note	7,500	5.689%	427	2016	Monthly
	$25,890		$1,521

(1)             The principal balances, annual interest rates and annual interest expense are the amounts stated in, or determined pursuant to, the applicable contracts. In accordance with GAAP, our carrying values and recorded interest expense may differ from these amounts because of market conditions at the time we assumed these debts. See Note 5 to our Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Because these mortgage notes bear interest at a fixed rate, changes in market interest rates during the term of these debts will not affect our interest obligations. If these debts were refinanced at interest rates which are 100 bps higher or lower than shown above, our per annum interest cost would increase or decrease by approximately $259.

Changes in market interest rates would affect the fair value of our fixed rate debt obligations; increases in market interest rates decrease the fair value of our fixed rate debt, while decreases in market interest rates increase the fair value of our fixed rate debt. Based on the balances outstanding at March 31, 2013, and discounted cash flow analyses through the respective maturity dates, and assuming no other changes in factors that may affect the fair value of our fixed rate debt obligations, a hypothetical immediate 100 bps change in interest rates would change the fair value of those obligations by approximately $995.

At March 31, 2013, our floating rate debt consisted of a combined total of $588,000 outstanding under our revolving credit facility and our term loan.

Our revolving credit facility matures in March 2016 and, subject to our meeting certain conditions, including our payment of an extension fee, we have the option to extend the stated maturity date by one year to March 2017.  No principal repayments are required under our revolving credit facility or term loan prior to maturity, and prepayments may be made at any time without penalty.

Borrowings under our revolving credit facility and term loan are in U.S. dollars and bear interest at LIBOR plus a premium that is subject to adjustment based upon changes to our leverage or credit ratings.  Accordingly, we are vulnerable to changes in U.S. dollar based short term rates, specifically LIBOR.  There have been recent governmental inquiries regarding the setting of LIBOR, which may result in changes to that process that could have the effect of increasing LIBOR.  In addition, upon renewal or refinancing of our revolving credit facility or our term loan, we are vulnerable to increases in interest rate premiums due to market conditions or our perceived credit risk.  Generally, a change in interest rates would not affect the value of our floating rate debt but would affect our operating results.  The following table presents the approximate impact a 100 bps increase in interest rates would have on our annual floating rate interest expense at March 31, 2013:

	Impact of an Increase in Interest Rates
			Total Interest	Annual
	Interest Rate	Outstanding	Expense	Earnings Per
	Per Year (1)	Debt	Per Year	Share Impact
At March 31, 2013	1.66%	$588,000	$9,761	$0.25
100 bps increase	2.66%	$588,000	$15,641	$0.40

(1)             Weighted based on the respective interest rates and outstanding borrowings under our revolving credit facility and term loan as of March 31, 2013.

The following table presents the impact a 100 bps increase in interest rates would have on our annual floating rate interest expense at March 31, 2013 if we were fully drawn on our revolving credit facility and our term loan remained outstanding:

	Impact of an Increase in Interest Rates
			Total Interest	Annual
	Interest Rate	Outstanding	Expense	Earnings Per
	Per Year (1)	Debt	Per Year	Share Impact
At March 31, 2013	1.59%	$1,100,000	$17,490	$0.45
100 bps increase	2.59%	$1,100,000	$28,490	$0.73

(1)             Weighted based on the respective interest rates and outstanding borrowings under our revolving credit facility and term loan as of March 31, 2013 assuming we were fully drawn.

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

Item 4.  Controls and Procedures

As of the end of the period covered by this report, our management carried out an evaluation, under the supervision and with the participation of our Managing Trustees, our President and our Treasurer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures pursuant to the Exchange Act Rules 13a-15 and 15d-15. Based upon that evaluation, our Managing Trustees, our President and our Treasurer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.

There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

•                  OUR POLICIES AND PLANS REGARDING INVESTMENTS, FINANCINGS AND DISPOSITIONS,

•                  OUR TAX STATUS AS A REIT,

•                  OUR ABILITY TO RAISE EQUITY OR DEBT CAPITAL,

•                  OUR BELIEF THAT THERE IS A LIKELIHOOD THAT OUR SINGLE TENANT LESSEES WILL EXTEND OR RENEW THEIR LEASES WITH US,

•                  OUR EXPECTATION THAT WE WILL BENEFIT FINANCIALLY BY PARTICIPATING IN AIC, WITH RMR, AND COMPANIES TO WHICH RMR PROVIDES MANAGEMENT SERVICES,

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

•                  ACTUAL AND POTENTIAL CONFLICTS OF INTEREST WITH OUR MANAGING TRUSTEES, CWH, RMR, AIC, AND THEIR RELATED PERSONS AND ENTITIES, AND

•                  ACTS OF TERRORISM, OUTBREAKS OF SO CALLED PANDEMICS OR OTHER MANMADE OR NATURAL DISASTERS BEYOND OUR CONTROL.

FOR EXAMPLE:

•                  OUR ABILITY TO MAKE FUTURE DISTRIBUTIONS DEPENDS UPON A NUMBER OF FACTORS, INCLUDING OUR FUTURE EARNINGS.  WE MAY BE UNABLE TO MAINTAIN OUR CURRENT RATE OF DISTRIBUTIONS, AND FUTURE DISTRIBUTIONS MAY BE SUSPENDED. FOR EXAMPLE, THIS QUARTERLY REPORT ON FORM 10-Q  STATES THAT WE RECENTLY INCREASED OUR QUARTERLY DIVIDEND RATE TO $0.44 PER COMMON SHARE PER QUARTER OR $1.76 PER COMMON SHARE PER YEAR. A POSSIBLE IMPLICATION OF THIS STATEMENT IS THAT WE WILL CONTINUOUSLY PAY QUARTERLY DIVIDENDS OF $0.44 PER COMMON SHARE PER QUARTER OR $1.76 PER COMMON SHARE PER YEAR IN THE FUTURE. OUR DIVIDEND RATES ARE SET AND RESET FROM TIME TO TIME BY OUR BOARD OF TRUSTEES. FFO AND NORMALIZED FFO ARE AMONG THE FACTORS CONSIDERED BY OUR BOARD OF TRUSTEES WHEN DETERMINING THE AMOUNT OF DISTRIBUTIONS TO OUR SHAREHOLDERS. OTHER FACTORS INCLUDE, BUT ARE NOT LIMITED TO, REQUIREMENTS TO MAINTAIN OUR STATUS AS A REIT, LIMITATIONS IN OUR REVOLVING CREDIT FACILITY AND TERM LOAN AGREEMENTS, THE AVAILABILITY OF DEBT AND EQUITY CAPITAL TO US, OUR EXPECTATION OF OUR FUTURE CAPITAL REQUIREMENTS AND OPERATING PERFORMANCE, AND OUR EXPECTED NEEDS AND AVAILABILITY OF CASH TO PAY OUR OBLIGATIONS,

•                  OUR ABILITY TO GROW OUR BUSINESS AND INCREASE OUR DISTRIBUTIONS DEPENDS IN LARGE PART UPON OUR ABILITY TO BUY PROPERTIES AND LEASE THEM FOR RENTS, LESS PROPERTY OPERATING COSTS, THAT EXCEED OUR CAPITAL COSTS.  WE MAY BE UNABLE TO IDENTIFY PROPERTIES THAT WE WANT TO ACQUIRE OR TO NEGOTIATE ACCEPTABLE PURCHASE PRICES, ACQUISITION FINANCING OR LEASE TERMS FOR NEW PROPERTIES,

•                  CONTINGENCIES IN OUR FUTURE ACQUISITION AGREEMENTS MAY NOT BE SATISFIED AND COULD RESULT IN THOSE ACQUISITIONS NOT OCCURRING OR BEING DELAYED OR IN THE TERMS OF THE ACQUISITIONS CHANGING,

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

•                  WE MAY NOT SUCCEED IN DIVERSIFYING OUR TENANTS AND ANY DIVERSIFICATION WE MAY ACHIEVE MAY NOT MITIGATE OUR PORTFOLIO RISKS OR IMPROVE THE SECURITY OF OUR REVENUES OR OUR OPERATING PERFORMANCE,

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

•                  THIS QUARTERLY REPORT ON FORM 10-Q STATES THAT THE MARGIN USED TO DETERMINE INTEREST AND THE FACILITY FEE WE PAY ON OUR REVOLVING CREDIT FACILITY AND TERM LOAN MAY BE BASED ON OUR CREDIT RATINGS.  WE DO NOT CURRENTLY HAVE ANY CREDIT RATINGS.  THERE CAN BE NO ASSURANCES THAT WE WILL OBTAIN CREDIT RATINGS IN THE FUTURE OR WHAT THOSE RATINGS MAY BE, AND

•                  THIS QUARTERLY REPORT ON FORM 10-Q STATES THAT WE BELIEVE THAT OUR CONTINUING RELATIONSHIPS WITH CWH, RMR, AIC AND THEIR AFFILIATED AND RELATED PERSONS AND ENTITIES MAY BENEFIT US AND PROVIDE US WITH COMPETITIVE ADVANTAGES IN OPERATING AND GROWING OUR BUSINESS.  IN FACT, THE ADVANTAGES WE BELIEVE WE MAY REALIZE FROM THESE RELATIONSHIPS MAY NOT MATERIALIZE.

THESE RESULTS COULD OCCUR DUE TO MANY DIFFERENT CIRCUMSTANCES, SOME OF WHICH ARE BEYOND OUR CONTROL, SUCH AS NATURAL DISASTERS, CHANGES IN OUR TENANTS’ FINANCIAL CONDITIONS OR THE MARKET DEMAND FOR LEASED SPACE OR CHANGES IN CAPITAL MARKETS OR THE ECONOMY GENERALLY.

THE INFORMATION CONTAINED ELSEWHERE IN THIS QUARTERLY REPORT ON FORM 10-Q AND IN OUR ANNUAL REPORT, INCLUDING UNDER THE CAPTION “RISK FACTORS” OR INCORPORATED THEREIN, IDENTIFIES OTHER IMPORTANT FACTORS THAT COULD CAUSE DIFFERENCES FROM OUR FORWARD LOOKING STATEMENTS.  OUR FILINGS WITH THE SEC ARE AVAILABLE AT THE SEC’S WEBSITE AT WWW.SEC.GOV.

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

Part II.       Other Information

Item 6. Exhibits

3.1                               Amended and Restated Declaration of Trust. (Incorporated by reference to the Company’s Current Report on Form 8-K dated March 6, 2012.)

3.2                               Amended and Restated Bylaws of the Company. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.)

4.1                               Form of Common Share Certificate. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012.)

10.1                        Registration Agreement, dated as of March 25, 2013, between Select Income REIT and CommonWealth REIT. (Incorporated by reference to the Company’s Registration Statement on Form S-11, File No. 333-187489.)

31.1                        Rule 13a-14(a) Certification. (Filed herewith.)

31.2                        Rule 13a-14(a) Certification. (Filed herewith.)

31.3                        Rule 13a-14(a) Certification. (Filed herewith.)

31.4                        Rule 13a-14(a) Certification. (Filed herewith.)

32.1                        Section 1350 Certification. (Furnished herewith.)

101.1                 The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income and Comprehensive Income, (iii) the Condensed Consolidated Statements of Cash Flows and (iv) related notes to these financial statements, tagged as blocks of text and detail. (Furnished herewith.)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SELECT INCOME REIT

By:	/s/ David M. Blackman
David M. Blackman
President and Chief Operating Officer
Dated: May 3, 2013

By:	/s/ John C. Popeo
John C. Popeo
Treasurer and Chief Financial Officer
(principal financial and accounting officer)
Dated: May 3, 2013