Form 10-Q
period 2013-06-30
Select Income REIT
filed 2013-08-02
CIK 1537667

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Number of registrant’s common shares of beneficial interest, $.01 par value per share, outstanding as of July 26, 2013:  49,792,592

SELECT INCOME REIT

FORM 10-Q

June 30, 2013

References in this Form 10-Q to “we”, “us” and “our” refer to Select Income REIT and its consolidated subsidiaries, unless otherwise noted.

PART I          Financial Information

Item 1.  Financial Statements

SELECT INCOME REIT

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share data)

(unaudited)

	June 30,	December 31,
	2013	2012
ASSETS
Real estate properties:
Land	$691,796	$675,092
Buildings and improvements	754,985	620,686
	1,446,781	1,295,778
Accumulated depreciation	(56,023)	(46,697)
	1,390,758	1,249,081

Acquired real estate leases, net	98,440	95,248
Cash and cash equivalents	12,286	20,373
Restricted cash	42	42
Rents receivable, net of allowance for doubtful accounts of $690 and $644, respectively	45,919	38,885
Deferred leasing costs, net	5,589	4,816
Deferred financing costs, net	5,791	5,517
Due from related persons	141	585
Other assets	21,807	16,105
Total assets	$1,580,773	$1,430,652

LIABILITIES AND SHAREHOLDERS' EQUITY
Revolving credit facility	$235,000	$95,000
Term loan	350,000	350,000
Mortgage notes payable	27,471	27,778
Accounts payable and accrued expenses	19,346	19,703
Assumed real estate lease obligations, net	19,771	20,434
Rents collected in advance	5,762	6,518
Security deposits	9,635	9,335
Due to related persons	1,864	1,701
Total liabilities	668,849	530,469

Commitments and contingencies

Shareholders' equity:
Common shares of beneficial interest, $0.01 par value: 75,000,000 and 50,000,000 shares authorized, respectively, 39,292,592 and 39,282,592 shares issued and outstanding, respectively	393	393
Additional paid in capital	877,108	876,920
Cumulative net income	96,668	51,251
Cumulative other comprehensive income	(56)	25
Cumulative common distributions	(62,189)	(28,406)
Total shareholders' equity	911,924	900,183

Total liabilities and shareholders' equity	$1,580,773	$1,430,652

See accompanying notes

SELECT INCOME REIT

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(amounts in thousands, except per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

Revenues:
Rental income	$38,706	$23,754	$76,164	$47,828
Tenant reimbursements and other income	7,240	4,166	13,642	7,679
Total revenues	45,946	27,920	89,806	55,507

Expenses:
Real estate taxes	5,159	3,677	9,785	7,318
Other operating expenses	3,852	2,023	7,100	3,800
Depreciation and amortization	7,295	3,021	13,960	5,794
Acquisition related costs	156	675	689	675
General and administrative	2,957	1,634	5,676	3,038
Total expenses	19,419	11,030	37,210	20,625

Operating income	26,527	16,890	52,596	34,882

Interest expense (including amortization of debt premiums and deferred financing fees of $385, $258, $721 and $311, respectively)	(3,779)	(1,632)	(7,252)	(1,969)
Equity in earnings of an investee	79	74	155	74
Income before income tax expense	22,827	15,332	45,499	32,987
Income tax expense	(40)	—	(80)	—
Net income	22,787	15,332	45,419	32,987

Other comprehensive income:
Equity in unrealized loss of an investee	(73)	(1)	(81)	(1)
Other comprehensive loss	(73)	(1)	(81)	(1)
Comprehensive income	$22,714	$15,331	$45,338	$32,986

Weighted average common shares outstanding	39,288	31,200	39,285	22,202

Net income per common share	$0.58	$0.49	$1.16	$1.49

See accompanying notes

SELECT INCOME REIT

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

(unaudited)

	Six Months Ended June 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$45,419	$32,987
Adjustments to reconcile net income to cash provided by operating activities
Depreciation	9,327	4,109
Net amortization of debt premiums and deferred financing fees	721	311
Amortization of acquired real estate leases	4,756	1,650
Amortization of deferred leasing costs	402	274
Provision for losses on rents receivable	46	340
Straight line rental income	(5,655)	(2,067)
Other non-cash expenses	746	—
Equity in earnings of equity investments	(155)	(74)
Change in assets and liabilities:
Rents receivable	(1,425)	2,335
Deferred leasing costs	(1,175)	(766)
Other assets	(1,268)	207
Due from related persons	444	—
Accounts payable and accrued expenses	1,056	1,116
Rents collected in advance	(756)	(664)
Security deposits	300	(44)
Due to related persons	(230)	44
Cash provided by operating activities	52,553	39,758

CASH FLOWS FROM INVESTING ACTIVITIES:
Real estate acquisitions	(162,925)	(115,380)
Real estate improvements	(2,534)	(595)
Investment in Affiliates Insurance Company	—	(5,335)
Cash used in investing activities	(165,459)	(121,310)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from (cost of) issuance of common shares, net	(96)	180,814
Proceeds from borrowings	163,000	357,500
Payments on borrowings	(23,108)	(36,500)
Deferred financing fees	(1,194)	(4,131)
Repayment of demand note	—	(400,000)
Distributions to common shareholders	(33,783)	—
Owner's net distributions	—	(6,138)
Cash provided by financing activities	104,819	91,545

Increase (decrease) in cash and cash equivalents	(8,087)	9,993
Cash and cash equivalents at beginning of period	20,373	—
Cash and cash equivalents at end of period	$12,286	$9,993

See accompanying notes

SELECT INCOME REIT

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(amounts in thousands)

(unaudited)

	Six Months Ended June 30,
	2013	2012
Supplemental disclosures:
Interest paid	$6,245	$879
Income taxes paid	$305	$—

Non-cash investing activities:
Real estate acquired by issuance of shares and assumption of demand note	$—	$(913,286)

Non-cash financing activities:
Issuance of common shares	$284	$513,286
Issuance of demand note	$—	$400,000

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

The accompanying condensed consolidated financial statements include the 251 properties, or the Initial Properties, that were owned by CommonWealth REIT and its subsidiaries, or CWH, until they were contributed to us by CWH on February 16, 2012.  Our condensed consolidated financial statements for the six months ended June 30, 2012, include information for that period when we were a wholly owned subsidiary of CWH, January 1, 2012 to March 12, 2012. Because of the significant changes resulting from our initial public offering, or IPO, in March 2012, our financial results for the six months ended June 30, 2013 are not comparable to our financial results for the six months ended June 30, 2012.

Note 2.  Recent Accounting Pronouncements

Effective January 2013, we adopted Financial Accounting Standards Board, or FASB, Accounting Standards Update No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.  This update is the culmination of the FASB’s deliberation on reporting reclassification adjustments from accumulated other comprehensive income, or AOCI.  This standard does not change the current requirements for reporting net income or other comprehensive income.  However, it requires disclosure of amounts reclassified out of AOCI in their entirety, by component, on the face of the statement of operations or in the notes thereto.  Amounts that are not required to be reclassified in their entirety to net income must be cross referenced to other disclosures that provide additional detail.  This update was effective prospectively for interim and annual reporting periods beginning after December 15, 2012.  The implementation of this update did not cause any material changes to the disclosures in, or the presentation of, our condensed consolidated financial statements.

Note 3.  Real Estate Properties

During the six months ended June 30, 2013, we acquired five properties with a combined 779,010 square feet for an aggregate purchase price of $158,320, excluding closing costs. We allocated the purchase prices of these acquisitions based on the estimated fair values of the acquired assets and assumed liabilities. Details of these completed acquisitions are as follows:

								Assumed
							Acquired	Real Estate
		Number of	Square	Purchase		Building and	Real Estate	Lease
Date	Location	Properties	Feet	Price (1)	Land	Improvements	Leases	Obligations
January 2013	Addison, TX(2)	2	553,799	$105,000	$10,107	$94,893	$—	$—
February 2013	Provo, UT	2	125,225	34,720	3,400	25,938	5,382	—
March 2013	San Antonio, TX	1	99,986	18,600	3,197	12,175	3,507	(279)
		5	779,010	$158,320	$16,704	$133,006	$8,889	$(279)

(1)             Purchase price excludes acquisition costs. Except as otherwise noted, all acquisitions were accounted for as business combinations.

(2)             Property was acquired and simultaneously leased back to the seller in a sale/leaseback transaction. We accounted for this transaction as an acquisition of assets. We recognized acquisition costs of $226 which we capitalized as part of the transaction.

In July 2013, we acquired a single tenant, net leased office property located in Richmond, VA with 310,950 square feet. The purchase price of this property was $143,600, excluding closing costs. This acquisition was accounted for as a business combination, and due to the timing of this acquisition, the purchase price allocation is not yet complete.

Certain of our real estate assets contain hazardous substances, including asbestos. We believe the asbestos at our properties is contained in accordance with current environmental regulations and we have no current plans to remove it. If these properties were demolished today, certain environmental regulations specify the manner in which the asbestos must be removed and we could incur substantial costs complying with such regulations. Certain of our industrial lands in Hawaii may require environmental remediation, especially if the use of those lands is changed; however, we do not have any present plans to change the use of those land parcels or to undertake this environmental cleanup. We do not have any insurance designated to limit any losses that we may incur as a result of known or unknown environmental conditions which are not caused by an insured event, such as, for example, fire or flood. However, as of June 30, 2013 and December 31, 2012, accrued environmental remediation costs totaling $8,386 and $8,644, respectively, were included in accounts payable and accrued expenses in our condensed consolidated balance sheets. These accrued expenses relate to maintenance of our properties for current uses. We do not believe that there are environmental conditions at any of our properties that will have a material adverse effect on us. However, no assurances can be given that such conditions are not present in our properties or that other costs we incur to remediate contamination will not have a material adverse effect on our business or financial condition. Charges for environmental remediation costs are included in other operating expenses in the condensed consolidated statements of income and comprehensive income.

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

Note 5.  Indebtedness

At June 30, 2013 and December 31, 2012, our outstanding indebtedness consisted of the following:

	June 30,	December 31,
	2013	2012
Revolving credit facility, due in 2016	$235,000	$95,000
Term loan, due in 2017	350,000	350,000
Mortgage note payable, 5.950% interest rate, including unamortized premium of $1,280 and $1,415, respectively, due in 2017 (1)	19,618	19,862
Mortgage note payable, 5.689% interest rate, including unamortized premium of $352 and $416, respectively, due in 2016 (1)	7,853	7,916
	$612,471	$472,778

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

We have a $750,000 unsecured revolving credit facility that is available for general business purposes, including acquisitions. The maturity date of our revolving credit facility is March 11, 2016 and, subject to the payment of an extension fee and meeting certain other conditions, our revolving credit facility includes an option for us to extend the stated maturity date by one year to March 11, 2017.  In addition, our revolving credit facility includes a feature under which maximum borrowings may be increased to $1,000,000 in certain circumstances. In February 2013, we partially exercised our option to increase the available borrowing amount under our revolving credit facility from $500,000 to $750,000.  Borrowings under our revolving credit facility bear interest at LIBOR plus a premium.  We also pay a facility fee on the total amount of lending commitments under our revolving credit facility. Both the interest rate premium and the facility fee are subject to adjustment based upon changes to our leverage or credit ratings. At June 30, 2013, the interest rate premium on our revolving credit facility was 130 basis points and our facility fee was 30 basis points.  As of June 30, 2013, the interest rate payable on borrowings under our revolving credit facility was 1.50% and the weighted average annual interest rate for borrowings under the revolving credit facility was 1.50% for both the three and six months ended June 30, 2013. We can borrow, repay and reborrow funds available under our revolving credit facility until maturity, and no principal repayment is due until maturity. As of June 30, 2013 and July 26, 2013, we had $235,000 and $75,000, respectively, outstanding under our revolving credit facility.

We also have a $350,000 unsecured term loan that matures on July 11, 2017 and is prepayable without penalty at any time. In addition, our term loan includes a feature under which maximum borrowings may be increased to up to $700,000 in certain circumstances. Our term loan bears interest at a rate of LIBOR plus a premium, which was 155 basis points as of June 30, 2013. The interest rate premium is subject to adjustment based upon changes to our leverage or credit ratings. As of June 30, 2013, the interest rate payable for the amount outstanding under our term loan was 1.75% and the weighted average interest rate for the amount outstanding under our term loan was 1.75% and 1.76% for the three and six months ended June 30, 2013, respectively.

Our credit facility agreement and our term loan agreement provide for acceleration of payment of all amounts due thereunder upon the occurrence and continuation of certain events of default, including a change of control of us and the termination of our business management agreement or our property management agreement with Reit Management & Research LLC, or RMR. Our credit facility agreement and our term loan agreement also contain a number of financial and other covenants, including covenants that restrict our ability to incur indebtedness or to make distributions under certain circumstances and require us to maintain financial ratios and a minimum net worth. We believe we were in compliance with the terms of our revolving credit facility and term loan covenants at June 30, 2013.

At June 30, 2013, three of our properties with an aggregate net book value of $29,573 secured two mortgage notes we assumed in connection with our acquisition of such properties. The aggregate principal amount outstanding under those two mortgage notes as of June 30, 2013, was $25,839. These mortgage notes are non-recourse, subject to certain limited exceptions, and do not contain any material financial covenants.

Note 6. Fair Value of Financial Instruments

Our financial instruments at June 30, 2013 include cash and cash equivalents, rents receivable, equity investments, mortgage notes payable, our revolving credit facility, our term loan, amounts due to and from related persons, accounts payable and other accrued expenses.  At June 30, 2013, the fair value of our financial instruments approximated their carrying values in our condensed consolidated financial statements.

As of June 30, 2013, our carrying value and the estimated fair market value of our mortgage notes payable were as follows:

	Carrying	Estimated
	Amount	Fair Value
Mortgage notes payable	$27,471	$27,629

We estimate the fair values of our mortgage notes payable by using discounted cash flow analyses and currently prevailing market rates for similar mortgage notes as of June 30, 2013.  These inputs are categorized as level 3 inputs as defined in the fair value hierarchy under the accounting standards for Fair Value Measurements and Disclosures.  Because level 3 inputs are unobservable, our estimated fair value may differ materially from the actual fair value.

Note 7.  Shareholders’ Equity

On June 27, 2013, we amended our declaration of trust, increasing the number of our authorized shares of beneficial interest from 50,000,000 to 75,000,000. All of our authorized shares are currently classified as common shares, $.01 par value per share, or our common shares.

Share Issuances:

On May 13, 2013, we granted 2,000 of our common shares, valued at $27.61 per share, the closing price of our common shares on the New York Stock Exchange, or the NYSE, on that day, to each of our five Trustees as part of their annual compensation.

In July 2013, we sold 10,500,000 of our common shares in a public offering at a price of $28.25 per share, raising net proceeds of approximately $283,655.  We used the net proceeds from this offering to partially repay amounts outstanding under our revolving credit facility and for general business purposes, including the acquisition we made in July 2013, which is further described above, in Note 3.

Distributions:

In February 2013, we paid a distribution on our common shares of $0.42 per share, or approximately $16,499, to shareholders of record on January 22, 2013.

In May 2013, we paid a distribution on our common shares of $0.44 per share, or approximately $17,284, to shareholders of record on April 23, 2013.

In July 2013, we declared a regular quarterly distribution of $0.44 per common share, or approximately $21,909, to shareholders of record on July 24, 2013. We expect to pay this distribution on or about August 20, 2013 using existing cash balances and borrowings under our revolving credit facility.

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

Pursuant to our business management agreement with RMR, we recognized business management fees of $2,259 and $1,252 for the three months ended June 30, 2013 and 2012, respectively.  We recognized business management fees of $4,426 for the six months ended June 30, 2013 and $1,500 for the period beginning on March 12, 2012, the date on which we entered into the business management agreement, through June 30, 2012.  These amounts are included in general and administrative expenses in our condensed consolidated financial statements.

In connection with our property management agreement with RMR, we recognized aggregate property management and construction supervision fees of $1,311 and $807 for the three months ended June 30, 2013 and 2012, respectively.  We recognized aggregate property management and construction supervision fees of $2,569 for the six months ended June 30, 2013 and $965 for the period beginning on March 12, 2012, the date on which we entered into the property management agreement, through June 30, 2012.  These amounts are included in operating expenses or have been capitalized, as appropriate, in our condensed consolidated financial statements.

We were formerly a 100% owned subsidiary of CWH.  CWH is our largest shareholder and, as of June 30, 2013, CWH owned 22,000,000 of our common shares, or approximately 56.0% of our outstanding common shares.  Following completion of our public offering of common shares on July 2, 2013, CWH owned approximately 44.2% of our outstanding common shares.   One of our Managing Trustees, Mr. Barry Portnoy, is a managing trustee of CWH.  Our other Managing Trustee, Mr. Adam Portnoy, is a managing trustee and the President of CWH.  In addition, Mr. John Popeo, our Treasurer and Chief Financial Officer, also serves as the Treasurer and Chief Financial Officer of CWH, and one of our Independent Trustees, Mr. William Lamkin, is an independent trustee of CWH.  RMR provides management services to both us and CWH.

In March 2012, we completed our IPO of 9,200,000 of our common shares (including 1,200,000 common shares sold pursuant to the full exercise of the underwriters’ option to purchase additional shares) for net proceeds (after deducting underwriters’ discounts and commissions and estimated expenses) of approximately $180,814.  We applied those net proceeds, along with proceeds of our initial borrowings under our $500,000 revolving credit facility, to repay in full a note to CWH for $400,000, or the CWH Note, which we issued to CWH at the time it transferred the Initial Properties to us, and to reimburse CWH for costs that CWH incurred in connection with our organization and preparation for our IPO.  In connection with our IPO, we and CWH entered into a transaction agreement that governs our separation from and relationship with CWH.  The transaction agreement provides that, among other things, (1) the current assets and liabilities of the Initial Properties, as of the time of closing of the IPO, were settled between us and CWH so that CWH will retain all pre-closing current assets and liabilities and we will assume all post-closing current assets and liabilities and (2) we will indemnify CWH with respect to any liability relating to any property transferred by CWH to us, including any liability which relates to periods prior to our formation, other than the pre-closing current assets and current liabilities that CWH retained with respect to the Initial Properties.

On March 25, 2013, we entered into a registration agreement with CWH, pursuant to which we agreed to register for resale by CWH up to 22,000,000 of our common shares owned by CWH, or an Offering.  We currently have an effective registration statement on Form S-3 that may provide for that possible resale by CWH.  However, pursuant to our underwritten public offering of common shares we completed on July 2, 2013, CWH agreed to not sell our common shares it owns prior to August 27, 2013, without the consent of the designated underwriter.  Under the registration agreement, CWH agreed to pay all expenses incurred by us relating to the registration and sale of the shares in an Offering.  Our obligation to register the shares for resale in an Offering is subject to certain conditions and may be terminated in certain circumstances, in each case, as described in the registration agreement.  CWH agreed to indemnify us, our officers, Trustees and controlling persons, and we agreed to indemnify CWH and CWH’s officers, trustees and controlling persons, against certain liabilities in connection with an Offering, including liabilities under the Securities Act of 1933, as amended, and we and CWH agreed to reimburse payments that the other may make in respect of those liabilities. As of June 30, 2013, we paid or accrued $622 of amounts due from CWH related to this agreement.

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

Although we own less than 20% of AIC, we use the equity method to account for this investment because we believe that we have significant influence over AIC because all of our Trustees are also directors of AIC.  Our investment in AIC had a carrying value of $5,703 and $5,629 as of June 30, 2013 and December 31, 2012, respectively, which amounts are included in other assets on our condensed consolidated balance sheets.  We recognized income of $79 and $154 for the three and six months ended June 30, 2013, respectively, related to our investment in AIC.   During the period from May 21, 2012, to June 30, 2012, we recognized income of $74 related to this investment.  We and the other shareholders of AIC have purchased property insurance providing $500,000 of coverage pursuant to an insurance program arranged by AIC and with respect to which AIC is a reinsurer of certain coverage amounts.  This program was entered into in June 2013 for a one year term, and we paid a premium, including taxes and fees, of $559, which amount may be adjusted from time to time as we acquire or dispose of properties that are included in this program.  We periodically consider the possibilities for expanding our insurance relationships with AIC to include other types of insurance and may in the future participate in additional insurance offerings AIC may provide or arrange.  We may invest additional amounts in AIC in the future if the expansion of this insurance business requires additional capital, but we are not obligated to do so.  By participating in this insurance business with RMR and the other companies to which RMR provides management services, we expect that we may benefit financially by possibly reducing our insurance expenses or by realizing our pro rata share of any profits of this insurance business.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our financial statements and notes thereto included in this Quarterly Report on Form 10-Q and in our Annual Report.

OVERVIEW

We are a real estate investment company, or REIT, organized under Maryland law.  We intend to elect and qualify for taxation as a real estate investment trust, or REIT, for U.S. federal income tax purposes commencing with our taxable year ended December 31, 2012, and to maintain such qualification thereafter. As of June 30, 2013, we owned 272 properties with approximately 25.4 million rentable square feet that were approximately 95.5% leased (based on rentable square feet).  These properties consisted of (i) 229 properties located on the island of Oahu, HI, or our Hawaii Properties, which included approximately 17.8 million rentable square feet that are primarily lands leased to industrial and commercial tenants and (ii) 43 office and industrial properties located in 18 states throughout the mainland United States, or our Mainland Properties, with approximately 7.6 million rentable square feet.

Property Operations

As of June 30, 2013, 95.5% of our rentable square feet were leased, compared to 95.6% of our rentable square feet as of June 30, 2012.  Occupancy data for 2013 and 2012 is as follows (square feet in thousands):

	All Properties		Comparable Properties (1)
	As of June 30,		As of June 30,
	2013	2012	2013	2012
Total properties	272	253	251	251
Total rentable square feet	25,391	21,950	21,393	21,404
Percent leased (2)	95.5%	95.6%	94.6%	95.4%

(1)             Consists of properties that were owned continuously since January 1, 2012 by CWH until contributed to us on February 16, 2012.

(2)             Percent leased includes (i) space being fitted out for occupancy pursuant to existing leases, if any, and (ii) space which is leased but is not occupied or is being offered for sublease by tenants, if any.

The financial impact from the decline in occupancy at our comparable properties was more than offset by increases in rents during the period at some of our comparable leased land properties located in Hawaii, as further described below.

The average annualized effective rental rate per square foot, as defined below, for our properties for the periods ended June 30, 2013 and 2012 are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Average annualized effective rental rate per square foot leased: (1)
All Properties	$7.53	$5.44	$7.44	$5.37
Comparable Properties (2)	$5.70	$5.36	$5.73	$5.35

(1)             Average annualized effective rental rate per square foot leased represents annualized total revenue during the period specified divided by the average rentable square feet leased during the period specified.

(2)             Comparable properties for the three months ended June 30, 2013 and 2012 consist of properties that we owned continuously since April 1, 2012. Comparable properties for the six months ended June 30, 2013 and 2012 consist of properties that were owned continuously since January 1, 2012 by CWH until contributed to us on February 16, 2012.

During the three months ended June 30, 2013, we entered lease renewal and new leases for approximately 52,000 square feet at weighted average rental rates that were approximately 38.0% higher than prior rates for the same space.  The weighted average lease term for leases entered during the second quarter of 2013 was 16.0 years.  Commitments for tenant improvements, leasing commission costs and concessions for leases entered during the three months ended June 30, 2013 totaled approximately $437,000, or approximately $0.53 per square foot per year of the weighted average lease term.  All leasing activity during the three months ended June 30, 2013 occurred at our Hawaii Properties.

During the three months ended June 30, 2013, we also executed two rent resets at our Hawaii Properties for approximately 69,000 square feet of land, at weighted average reset rates that were approximately 57.0% higher than prior rates.

We currently believe that U.S. real estate leasing market conditions are slowly improving, but remain weak in many U.S. markets. However, because our weighted average remaining lease term (based on annualized rental revenue, as defined below) was approximately 11.4 years as of June 30, 2013, and because only 1.5% of our total rented square feet is scheduled to expire during the remainder of 2013, we do not expect our occupancy rate to materially change through the end of 2013. In addition, despite the recent recession and incomplete recovery of the U.S. economy, revenues from our Hawaii Properties, which represented approximately 45.0% of our total rental revenue for the three months ended June 30, 2013, have generally increased under our ownership and CWH’s prior ownership as leases for those properties have reset or renewed; this is because of the relatively long periods which have generally passed since these rents were last set. Nevertheless, because of the current U.S. and global economic uncertainty, there are too many variables for us to reasonably project what the financial impact of changing market conditions will be on our occupancy, rents or financial results.

As shown in the table below, approximately 1.5% of our rented square feet and approximately 1.2% of our total annualized rental revenue (determined as described in footnote (2) to the table below) are included in leases scheduled to expire by December 31, 2013. Lease renewals and rental rates for which available space may be relet in the future will depend on prevailing market conditions at the times these renewals, new leases and rent reset rates are negotiated. However, substantially all of our leases scheduled to expire through December 31, 2014 relate to our Hawaii Properties, and, as stated above, revenues from these properties have generally increased during our and CWH’s prior ownership as the leases for those properties have been reset or renewed. As of June 30, 2013, our lease expirations by year are as follows (square feet and dollars in thousands):

							Cumulative
				Cumulative		Percent of	Percent of
			Percent of	Percent of		Total	Total
	Number of		Total	Total	Annualized	Annualized	Annualized
	Tenants with	Rented	Rented	Rented	Rental	Rental	Rental
	Expiring	Square Feet	Square Feet	Square Feet	Revenue	Revenue	Revenue
Year	Leases	Expiring (1)	Expiring (1)	Expiring (1)	Expiring (2)	Expiring (2)	Expiring (2)
7/1/2013 - 12/31/2013	20	358	1.5%	1.5%	$2,071	1.2%	1.2%
2014	12	249	1.0%	2.5%	1,026	0.6%	1.8%
2015	24	566	2.3%	4.8%	5,722	3.2%	5.0%
2016	22	1,288	5.3%	10.1%	8,497	4.7%	9.7%
2017	9	411	1.7%	11.8%	5,739	3.2%	12.9%
2018	12	1,590	6.6%	18.4%	14,939	8.3%	21.2%
2019	14	1,774	7.3%	25.7%	6,922	3.8%	25.0%
2020	5	318	1.3%	27.0%	4,207	2.3%	27.3%
2021	6	666	2.7%	29.7%	4,852	2.7%	30.0%
2022	66	3,062	12.6%	42.3%	21,261	11.8%	41.8%
Thereafter	84	13,960	57.7%	100.0%	104,813	58.2%	100.0%
	274	24,242	100.0%		$180,049	100.0%

Weighted average remaining lease term (in years)		12.3			11.4

(1)             Rented square feet is pursuant to existing leases as of June 30, 2013, and includes (i) space being fitted out for occupancy pursuant to existing leases, if any, and (ii) space which is leased but is not occupied or is being offered for sublease by tenants, if any.

(2)            Annualized rental revenue is the annualized contractual rents from our tenants pursuant to existing leases as of June 30, 2013, including straight line rent adjustments and estimated recurring expense reimbursements, but excluding lease value amortization.

A majority of our Hawaii Properties are lands leased for rents that are periodically reset based on fair market values, generally every five to ten years.  The following chart shows the annualized rental revenue as of June 30, 2013 scheduled to reset at our Hawaii lands.

Scheduled Rent Resets At Hawaii Lands

(dollars in thousands)

	Annualized
	Rental Revenue (1)
	as of June 30,
	2013
	Scheduled
	to Reset
7/1/2013 — 12/31/2013	$7,541	(2)
2014	4,685
2015	2,322
2016 and thereafter	24,137
Total	$38,685

(1)             Annualized rental revenue is the annualized contractual rents from our tenants pursuant to existing leases as of June 30, 2013, including straight line rent adjustments and estimated recurring expense reimbursements, but excluding lease value amortization.

(2)             This amount includes rents currently being paid excluding rent resets not yet established.  However, rental income in our condensed consolidated statement of income includes estimated rental rate adjustments related to approximately 98% of the amount scheduled to be reset between July 1, 2013 and December 31, 2013.

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

Our principal source of funds to meet operating expenses and debt service obligations and to pay distributions on our common shares is rents from tenants at our properties.  Rents are generally received from our tenants monthly in advance.  As of June 30, 2013, tenants representing 1% or more of our total annualized rental revenues were as follows (square feet in thousands):

Tenants Representing 1% or More of Our Total Annualized Rental Revenues:

					% of
				% of Total	Annualized Rental
Tenant		Property Type	Sq. Ft. (1)	Sq. Ft. (1)	Revenue (2)	Expiration
1	Bank of America, N.A.	Mainland Properties	554	2.3%	8.1%	1/31/2026
2	Orbital Sciences Corporation	Mainland Properties	337	1.4%	5.7%	6/30/2023
3	Cinram Group, Inc.	Mainland Properties	1,371	5.7%	5.1%	8/30/2032
4	Novell, Inc.	Mainland Properties	406	1.7%	4.4%	11/30/2024
5	The Southern Company	Mainland Properties	448	1.8%	2.7%	12/31/2018
6	Tesoro Hawaii Corporation	Hawaii Properties	3,148	13.0%	2.4%	4/30/2019; 12/31/2019; 3/31/2024
7	Bookspan	Mainland Properties	502	2.1%	2.1%	9/23/2028
8	Vivint, Inc.	Mainland Properties	125	0.5%	2.0%	11/30/2024
9	Merkle Group, Inc.	Mainland Properties	120	0.5%	2.0%	5/31/2023
10	Shurtape Technologies, LLC	Mainland Properties	645	2.7%	1.9%	5/28/2024
11	Micron Technology, Inc.	Mainland Properties	96	0.4%	1.9%	4/30/2020
12	Stratus Technologies, Inc.	Mainland Properties	287	1.2%	1.9%	5/31/2016
13	Servco Pacific, Inc.	Hawaii Properties	537	2.2%	1.9%	1/31/2029; 2/29/2032
14	Colgate - Palmolive Company	Mainland Properties	142	0.6%	1.8%	1/31/2024
15	Hartford Fire Insurance Company	Mainland Properties	100	0.4%	1.5%	6/30/2021
16	Ruckus Wireless, Inc.	Mainland Properties	96	0.4%	1.5%	11/30/2022
17	Arrowhead General Insurance Agency, Inc.	Mainland Properties	95	0.4%	1.4%	7/31/2019
18	Valassis Communications, Inc.	Mainland Properties	268	1.1%	1.4%	9/30/2023
19	BCI Coca-Cola Bottling Company	Hawaii Properties	351	1.4%	1.3%	12/31/2022; 7/31/2039
20	Allied Building Products Corporation	Hawaii Properties	310	1.3%	1.3%	12/31/2028
21	Sprint Nextel Corporation	Mainland Properties	140	0.6%	1.2%	7/31/2018
22	Safeway Stores, Inc.	Hawaii Properties	146	0.6%	1.2%	10/30/2018
23	Manheim Services Corporation	Hawaii Properties	338	1.4%	1.2%	5/31/2016
24	Mattson Technology, Inc.	Mainland Properties	101	0.4%	1.2%	5/31/2017
25	Cisco Systems, Inc.	Mainland Properties	149	0.6%	1.1%	12/31/2015; 12/31/2017
	Total		10,812	44.7%	58.2%

(1)             Square feet is pursuant to existing leases as of June 30, 2013, and includes (i) space being fitted out for occupancy pursuant to existing leases, if any, and (ii) space which is leased but is not occupied or is being offered for sublease by tenants, if any.

(2)             Annualized rental revenue is the annualized contractual rents from our tenants pursuant to existing leases as of June 30, 2013, including straight line rent adjustments and estimated recurring expense reimbursements, but excluding lease value amortization.

Investment Activities (dollar amounts in thousands)

During the six months ended June 30, 2013, we acquired five properties with a combined 779,010 square feet for an aggregate purchase price of $158,320, excluding closing costs.  In July 2013, we acquired a property with 310,950 square feet for a purchase price of $143,600, excluding closing costs. For more information regarding properties that we have acquired, see Note 3 to our Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

Our strategy related to property acquisitions and dispositions is materially unchanged from that disclosed in our Annual Report.  We currently intend to expand our investments by primarily acquiring additional single tenant, net leased properties throughout the mainland United States. We believe that there are significant investment opportunities in single tenant, net leased properties, especially in suburban areas, where there is less capital dedicated to acquiring such properties at this time. We expect to use the extensive nationwide resources and services of RMR to locate and acquire such properties. One of our goals in acquiring additional properties will be to further diversify our sources of rents with the intention of improving the security of our revenues. Another goal will be to purchase properties that produce rents, less operating costs, that are greater than our capital costs to acquire the properties and, accordingly, allow us to increase distributions to our shareholders over time. We expect that most of our acquisition efforts will focus on office and industrial properties; however, we may consider acquiring other types of properties, including properties which are net leased to single tenants for retail uses and special purpose properties specifically suited to particular tenants’ requirements.  We may acquire additional properties in Hawaii, but we currently expect this will not be a significant part of our future acquisitions because there are limited opportunities to acquire properties in Hawaii, especially to acquire lands which are leased to third party tenants.  Also, we may explore redevelopment opportunities at some of our Hawaii Properties as leases expire or terminate.

Financing Activities (dollar amounts in thousands)

Our revolving credit facility includes a feature under which maximum borrowings may be increased to $1,000,000, in certain circumstances.  In February 2013, we partially exercised our option to increase the available borrowing amount under our revolving credit facility from $500,000 to $750,000.

In July 2013, we sold 10,500,000 of our common shares in a public offering at a price of $28.25 per share, raising net proceeds of approximately $283,655.  We used the net proceeds from this offering to partially repay amounts outstanding under our revolving credit facility and for general business purposes, including the acquisition we made in July 2013 noted above, under the heading Investment Activities.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2013, Compared to Three Months Ended June 30, 2012 (dollars in thousands, except per share data)

	Comparable Properties Results (1)					Acquired Properties Results (2)			Consolidated Results
	Three Months Ended June 30,					Three Months Ended June 30,			Three Months Ended June 30,
			$	%				$			$	%
	2013	2012	Change	Change		2013	2012	Change	2013	2012	Change	Change
Revenues
Rental income	$24,912	$23,026	$1,886	8.2%		$13,794	$728	$13,066	$38,706	$23,754	$14,952	62.9%
Tenant reimbursements and other income	4,285	4,136	149	3.6%		2,955	30	2,925	7,240	4,166	3,074	73.8%
Total revenues	$29,197	$27,162	$2,035	7.5%		$16,749	$758	$15,991	$45,946	$27,920	$18,026	64.6%

Operating expenses:
Real estate taxes	3,737	3,658	79	2.2%		1,422	19	1,403	5,159	3,677	1,482	40.3%
Other operating expenses	1,847	1,996	(149)	(7.5%	)	2,005	27	1,978	3,852	2,023	1,829	90.4%
Total operating expenses	5,584	5,654	(70)	(1.2%	)	3,427	46	3,381	9,011	5,700	3,311	58.1%

Net operating income (3)	$23,613	$21,508	$2,105	9.8%		$13,322	$712	$12,610	36,935	22,220	14,715	66.2%

Other expenses
Depreciation and amortization									7,295	3,021	4,274	141.5%
Acquisition related costs									156	675	(519)	(76.9%	)
General and administrative									2,957	1,634	1,323	81.0%
Total other expenses									10,408	5,330	5,078	95.3%
Operating income									26,527	16,890	9,637	57.1%
Interest expense									(3,779)	(1,632)	(2,147)	131.6%
Equity in earnings of an investee									79	74	5	6.8%
Income before income tax expense									22,827	15,332	7,495	48.9%
Income tax expense									(40)	—	(40)	—
Net income									$22,787	$15,332	$7,455	48.6%

Weighted average common shares outstanding									39,288	31,200	8,088	25.9%

Net income per common share									$0.58	$0.49	$0.09	18.0%

Calculation of Funds From Operations and Normalized Funds From Operations (4)

Net income									$22,787	$15,332
Depreciation and amortization									7,295	3,021
Funds from operations									30,082	18,353
Acquisition related costs									156	675
Normalized funds from operations									$30,238	$19,028

Funds from operations per common share									$0.77	$0.59
Normalized funds from operations per common share									$0.77	$0.61

(1)    Consists of properties that we owned continuously since April 1, 2012.

(2)    Consists of properties we acquired during the period from April 1, 2012 to June 30, 2013.

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

References to changes in the income and expense categories below relate to the comparison of results for the three month period ended June 30, 2013, compared to the three month period ended June 30, 2012.

Consolidated Results

Rental income.  The increase in rental income primarily reflects our acquisition of two properties in June 2012 and 19 properties during the period from July 1, 2012 to June 30, 2013, plus increases from rent resets, partially offset by a 1.0% decline in occupancy at our comparable properties located in Hawaii.  Rental income includes non-cash straight line rent adjustments totaling approximately $3,034 for the 2013 period and approximately $1,294 for the 2012 period, and net amortization of acquired real estate leases and assumed real estate lease obligations totaling approximately ($226) for the 2013 period and approximately ($123) for the 2012 period.

Tenant reimbursements and other income.  The increase in tenant reimbursements and other income primarily reflects our acquisition of two properties in June 2012 and 19 properties during the period from July 1, 2012 to June 30, 2013.

Real estate taxes.  The increase in real estate taxes primarily reflects our acquisition of two properties in June 2012 and 19 properties during the period from July 1, 2012 to June 30, 2013.

Other operating expenses.  Other operating expenses primarily include property maintenance, environmental remediation, utilities, insurance, bad debt and property management fees.  The increase in other operating expenses primarily reflects our acquisition of two properties in June 2012 and 19 properties during the period from July 1, 2012 to June 30, 2013.

Depreciation and amortization.  The increase in depreciation and amortization primarily reflects our acquisition of two properties in June 2012 and 19 properties during the period from July 1, 2012 to June 30, 2013, plus depreciation of capital improvements made during the period from April 1, 2012 to June 30, 2013.

Acquisition related costs.  Acquisition related costs for the 2013 period primarily reflect accrued acquisition costs related to our July 2013 acquisition, plus additional acquisition costs related to acquisitions that took place during the three months ended March 31, 2013. Acquisition related costs for the 2012 period primarily reflect our acquisition of five properties during June and July 2012.

General and administrative.  General and administrative expenses primarily include fees pursuant to our business management agreement, legal fees, audit fees, trustee fees and non-cash equity compensation awarded to our Trustees, our officers and certain other RMR employees. The increase in general and administrative expenses primarily reflects increased fees pursuant to our business management agreement resulting from our acquisition of two properties in June 2012 and 19 properties during the period from July 1, 2012 to June 30, 2013, plus other administrative expenses as a result of our becoming a separate public company.

Interest expense.  The increase in interest expense reflects a larger average outstanding debt balance for the 2013 period compared to the 2012 period primarily due to our obtaining our term loan and our assumption of mortgage debt after June 30, 2012.

Equity in earnings of an investee. Equity in earnings of an investee represents our proportionate share of earnings from our investment in AIC.

Income tax expense.  Income tax expense represents state income tax expense.

Net income.  The increase in net income for the 2013 period compared to the 2012 period reflects the changes noted above.

Weighted average common shares outstanding.  The number of common shares as of June 30, 2013 used to determine our net income per share primarily includes shares issued to CWH through February 2012, shares sold in our IPO in March 2012 and shares sold in our public offering in December 2012. The increase in weighted average common shares outstanding primarily reflects these shares being outstanding for the entire three month period ended June 30, 2013.

Net income per common share.  The increase in net income per common share primarily reflects the increase in net income noted above, as well as the increase in weighted average common shares outstanding noted above.

Comparable Property Results

Rental income.  The increase in rental income primarily reflects increases from rent resets, partially offset by the decline in occupancy at our comparable properties located in Hawaii.

Tenant reimbursements and other income.  The modest increase in tenant reimbursements and other income primarily reflects increases in real estate tax and operating expense reimbursements from tenants.

Real estate taxes.  The modest increase in real estate taxes reflects general valuation and rate increases throughout our comparable property portfolio.

Other operating expenses.  The decrease in other operating expenses primarily reflects a decrease in non-recoverable roof repairs and other non-recoverable expenses incurred throughout our comparable property portfolio.

Six Months Ended June 30, 2013, Compared to Six Months Ended June 30, 2012 (dollars in thousands, except per share data)

	Comparable Properties Results (1)					Acquired Properties Results (2)			Consolidated Results
	Six Months Ended June 30,					Six Months Ended June 30,			Six Months Ended June 30,
			$	%				$			$	%
	2013	2012 (3)	Change	Change		2013	2012 (3)	Change	2013	2012 (3)	Change	Change
Revenues
Rental income	$49,860	$47,100	$2,760	5.9%		$26,304	$728	$25,576	$76,164	$47,828	$28,336	59.2%
Tenant reimbursements and other income	8,389	7,650	739	9.7%		5,253	29	5,224	13,642	7,679	5,963	77.7%
Total revenues	$58,249	$54,750	$3,499	6.4%		$31,557	$757	$30,800	$89,806	$55,507	$34,299	61.8%

Operating expenses:
Real estate taxes	7,486	7,299	187	2.6%		2,299	19	2,280	9,785	7,318	2,467	33.7%
Other operating expenses	3,646	3,772	(126)	(3.3%	)	3,454	28	3,426	7,100	3,800	3,300	86.8%
Total operating expenses	11,132	11,071	61	0.6%		5,753	47	5,706	16,885	11,118	5,767	51.9%

Net operating income (4)	$47,117	$43,679	$3,438	7.9%		$25,804	$710	$25,094	72,921	44,389	28,532	64.3%

Other expenses
Depreciation and amortization									13,960	5,794	8,166	140.9%
Acquisition related costs									689	675	14	2.1%
General and administrative									5,676	3,038	2,638	86.8%
Total other expenses									20,325	9,507	10,818	113.8%
Operating income									52,596	34,882	17,714	50.8%
Interest expense									(7,252)	(1,969)	(5,283)	268.3%
Equity in earnings of an investee									155	74	81	109.5%
Income before income tax expense									45,499	32,987	12,512	37.9%
Income tax expense									(80)	—	(80)	—
Net income									$45,419	$32,987	$12,432	37.7%

Weighted average common shares outstanding									39,285	22,202

Net income per common share									$1.16	$1.49

Calculation of Funds From Operations and Normalized Funds From Operations (5)

Net income									$45,419	$32,987
Depreciation and amortization									13,960	5,794
Funds from operations									59,379	38,781
Acquisition related costs									689	675
Normalized funds from operations									$60,068	$39,456

Funds from operations per common share									$1.51	$1.75
Normalized funds from operations per common share									$1.53	$1.78

(1)             Consists of properties that were owned continuously since January 1, 2012 by CWH until contributed to us on February 16, 2012.

(2)             Consists of properties we acquired after our IPO.

(3)             Results of operations for the six months ended June 30, 2012 have been derived from our results for the period of time we have been a public company and from certain financial information of CWH prior to our becoming a public company.

(4)             See footnote (3) on page 14 for the definition of NOI.

(5)             See footnote (4) on page 15 for the definitions of FFO and Normalized FFO.

References to changes in the income and expense categories below relate to the comparison of results for the six month period ended June 30, 2013, compared to the six month period ended June 30, 2012.

Consolidated Results

Rental income.  The increase in rental income primarily reflects our acquisition of two properties in June 2012 and 19 properties during the period from July 1, 2012 to June 30, 2013, plus increases from rent resets, partially offset by a 1.0% decline in occupancy at our comparable properties located in Hawaii. Rental income includes non-cash straight line rent adjustments totaling approximately $5,655 for the 2013 period and approximately $2,067 for the 2012 period, and net amortization of acquired real estate leases and assumed real estate lease obligations totaling approximately ($496) for the 2013 period and approximately ($239) for the 2012 period.

Tenant reimbursements and other income.  The increase in tenant reimbursements and other income primarily reflects our acquisition of two properties in June 2012 and 19 properties during the period from July 1, 2012 to June 30, 2013, plus adjustments to reduce 2011 estimated tenant reimbursement billings during the first quarter of 2012 at our comparable properties based on actual reimbursable expense amounts.

Real estate taxes.  The increase in real estate taxes primarily reflects our acquisition of two properties in June 2012 and 19 properties during the period from July 1, 2012 to June 30, 2013.

Other operating expenses.  Other operating expenses primarily include property maintenance, environmental remediation, utilities, insurance, bad debt and property management fees.  The increase in other operating expenses primarily reflects our acquisition of two properties in June 2012 and 19 properties during the period from July 1, 2012 to June 30, 2013.

Depreciation and amortization.  The increase in depreciation and amortization primarily reflects our acquisition of two properties in June 2012 and 19 properties during the period from July 1, 2012 to June 30, 2013, plus depreciation of capital improvements made since January 1, 2012.

Acquisition related costs.  Acquisition related costs for the 2013 period primarily reflect our acquisition of five properties in the first quarter of 2013, plus accrued acquisition costs related to our July 2013 acquisition. Acquisition related costs for the 2012 period primarily reflect our acquisition of five properties in June and July 2012.

General and administrative.  General and administrative expenses primarily include fees pursuant to our business management agreement, legal fees, audit fees, trustee fees and non-cash equity compensation awarded to our Trustees, our officers and certain other RMR employees. General and administrative expenses were allocated to us by CWH through March 12, 2012, the date we completed our IPO, and are our direct costs since that date. The increase in general and administrative expenses primarily reflects the increased costs for legal, accounting, trustees fees, internal audit expenses, share grant awards and other administrative expenses as a result of our becoming a separate public company, plus increased fees pursuant to our business management agreement resulting from our acquisition of two properties in June 2012 and 19 properties during the period from July 1, 2012 to June 30, 2013.

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

Income tax expense.  Income tax expense represents state income tax expense.

Net income.  The increase in net income for the 2013 period compared to the 2012 period reflects the changes noted above.

Weighted average common shares outstanding.  The number of common shares as of June 30, 2013 used to determine our net income per share primarily includes shares issued to CWH through February 2012, shares sold in our IPO in March 2012 and shares sold in our public offering in December 2012. The increase in weighted average common shares outstanding primarily reflects these shares being outstanding for the entire six month period ended June 30, 2013.

Net income per common share.  The decrease in net income per common share primarily reflects the increase in weighted average common shares outstanding noted above, as well as the changes to net income noted above.

Comparable Property Results

Rental income.  The increase in rental income primarily reflects increases from rent resets, partially offset by the decline in occupancy at our comparable properties located in Hawaii.

Tenant reimbursements and other income.  The increase in tenant reimbursements and other income primarily reflects adjustments to reduce 2011 estimated tenant reimbursement billings during the first quarter of 2012.

Real estate taxes.  The modest increase in real estate taxes reflects general valuation and rate increases throughout our comparable property portfolio.

Other operating expenses.  The decrease in other operating expenses primarily reflects a decrease in non-recoverable roof repairs and other non-recoverable expenses incurred throughout our comparable property portfolio.

LIQUIDITY AND CAPITAL RESOURCES

Our Operating Liquidity and Resources (dollars in thousands)

Our principal source of funds to meet operating expenses, debt service obligations and pay distributions on our common shares is rents from tenants at our properties.  Under CWH’s prior ownership, the flow of funds from the properties CWH transferred to us in February 2012 historically had been sufficient to pay operating expenses for those properties. Our operating expenses as a separate public company are higher than the operating expenses when our properties were directly under CWH’s control.  Nonetheless, we believe that our operating cash flow will be sufficient to meet our operating expenses, debt service obligations and planned distributions on our shares for the next 12 months and for the reasonably foreseeable future thereafter.  Our future cash flows from operating activities will depend primarily upon our ability to:

•                  maintain or improve the occupancy of, and the rent rates at, our properties;

•                  control our operating cost increases; and

•                  purchase additional properties which produce cash flows in excess of our costs of acquisition capital and property operating expenses.

Cash flows provided by (used in) operating, investing and financing activities were approximately $52,553, ($165,459) and $104,819, respectively, for the six months ended June 30, 2013, and $39,758, ($121,310) and $91,545, respectively, for the six months ended June 30, 2012. The change in the operating activities category for the six months ended June 30, 2013 compared to the corresponding prior year period is primarily due to increased operating cash flow from our acquisition of two properties in June 2012 and 19 properties during the period from July 1, 2012 to June 30, 2013. The change in the investing activities category for the six months ended June 30, 2013 compared to the corresponding prior year period is primarily due to our acquisition of three properties during the first quarter of 2013 and the payment of a deposit related to our July 2013 acquisition exceeding the investing activities that we made in the 2012 period, which primarily includes our acquisition of two properties in June 2012 and our investment in AIC in May 2012.

The change in the financing activities category for the six months ended June 30, 2013 compared to the corresponding prior year period is primarily due to (i) our IPO in March 2012 and borrowings under our revolving credit facility offset by repayment in full of the CWH Note in 2012, (ii) borrowings under our revolving credit facility to fund general business operations, including our acquisitions and (iii) distributions to our common shareholders in 2013.

Our Investment and Financing Liquidity and Resources (dollars in thousands except per share data)

In order to fund acquisitions and to meet cash needs that may result from timing differences between our receipt of rents and our desire or need to make distributions or pay operating or capital expenses, we maintain a $750,000 revolving credit facility (increased from $500,000 in February 2013) with a group of institutional lenders. The maturity date of our revolving credit facility is March 11, 2016 and, subject to the payment of an extension fee and meeting certain other conditions, our revolving credit facility includes an option for us to extend the stated maturity date by one year to March 11, 2017. In addition, our revolving credit facility also includes a feature under which maximum borrowings may be increased to up to $1,000,000 in certain circumstances. Borrowings under our revolving credit facility bear interest at LIBOR plus a premium. We also pay a facility fee on the total amount of lending commitments under our revolving credit facility. Both the interest rate premium and the facility fee are subject to adjustment based upon changes to our leverage or credit ratings.  At June 30, 2013, the interest rate premium on our revolving credit facility was 130 basis points and our facility fee was 30 basis points. We can borrow, repay and reborrow funds available under our revolving credit facility until maturity, and no principal repayment is due until maturity. As of June 30, 2013, the interest rate payable on borrowings under our revolving credit facility was 1.50%. As of June 30, 2013 and July 26, 2013, we had $235,000 and $75,000, respectively, outstanding under our revolving credit facility and $515,000 and $675,000, respectively available to borrow under our revolving credit facility.

We have a $350,000 unsecured term loan that matures on July 11, 2017 and is prepayable by us at any time without penalty.  In addition, the term loan includes a feature under which maximum borrowings may be increased to up to $700,000 in certain circumstances. As of June 30, 2013, the interest rate payable on borrowings under our term loan was 1.75%.

As of June 30, 2013, we had $12,286 of cash and cash equivalents. We expect to use cash balances, borrowings under our revolving credit facility, net proceeds from offerings of equity or debt securities, and the cash flow from our operations to fund debt repayments, future property acquisitions and other general business purposes.

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

In February 2013, we paid a $0.42 per share distribution to our common shareholders. In April 2013, we announced a new quarterly distribution rate of $0.44 per share which we paid in May 2013. We funded these distributions using existing cash balances and borrowings under our revolving credit facility.  In July 2013, we declared a distribution payable to our common shareholders of record on July 24, 2013, in the amount of $0.44 per share. We expect to pay this distribution on or about August 20, 2013 using existing cash balances and borrowings under our revolving credit facility.

During the three and six months ended June 30, 2013 and 2012, amounts capitalized for tenant improvements, leasing costs, building improvements and development and redevelopment activities were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013		2012
Tenant improvements	$656	$30	$894		$106
Leasing costs	956	489	1,169		776
Building improvements (1)	71	192	86		199
Development, redevelopment and other activities (2)	363	71	68	(3)	216
	$2,046	$782	$2,217		$1,297

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

(3)             Includes defective building materials received and accrued for during the fourth quarter of 2012 that were returned to the supplier during the first quarter of 2013.

During the three months ended June 30, 2013, commitments made for expenditures, such as tenant improvements and leasing costs in connection with leasing space, were as follows (dollars and square feet in thousands, except per square foot amounts):

	New Leases	Renewals	Totals
Square feet leased during the period	51	1	52
Total leasing costs and concession commitments (1)	$432	$5	$437
Total leasing costs and concession commitments per square foot (1)	$8.47	$5.00	$8.40
Weighted average lease term by square feet (years)	16.4	3.3	16.0
Total leasing costs and concession commitments per square foot per year (1)	$0.52	$1.52	$0.53

(1)             Includes commitments made for leasing expenditures and concessions, such as improvements, leasing commissions, tenant reimbursements and free rent.

Off Balance Sheet Arrangements

As of June 30, 2013, we had no off balance sheet arrangements that have had or that we expect would be reasonably likely to have a future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Debt Covenants

Our principal debt obligations at June 30, 2013 were borrowings outstanding under our revolving credit facility, our term loan and two secured mortgage loans assumed in connection with certain of our acquisitions.  Our mortgage loans are non-recourse, subject to certain limited exceptions, and do not contain any material financial covenants.  Our revolving credit facility agreement and our term loan agreement contain a number of covenants which restrict our ability to incur debts in excess of calculated amounts, restrict our ability to make distributions under certain circumstances and generally require us to maintain certain financial ratios. Our revolving credit facility and term loan provide for acceleration of payment of all amounts outstanding upon the occurrence and continuation of certain events of default or upon a change of control, including a termination of the business management agreement or property management agreement with RMR. We believe we were in compliance with all of our terms and covenants under our revolving credit facility agreement and our term loan agreement at June 30, 2013.

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

Related Person Transactions (dollars in thousands)

We have relationships and historical and continuing transactions with our Trustees, our executive officers, RMR, CWH, AIC and other companies to which RMR provides management services and others affiliated with them.  For example, we have no employees and personnel and various services we require to operate our business are provided to us by RMR pursuant to management agreements; and RMR is owned by our Managing Trustees.  Also, as a further example, we have relationships with other companies to which RMR provides management services and which have trustees, directors and officers who are also trustees, directors or officers of ours or RMR, including: CWH, which previously wholly owned us, which currently is our largest shareholder and which transferred 251 properties to us in connection with our IPO; we, RMR, CWH and five other companies to which RMR provides management services each currently own 12.5% of AIC, and we and the other shareholders of AIC have property insurance in place providing $500,000 of coverage pursuant to an insurance program arranged by AIC and with respect to which AIC is a reinsurer of certain coverage amounts.  For further information about these and other such relationships and related person transactions, please see Note 8 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.  In addition, for more information about these transactions and relationships, please see elsewhere in this Quarterly Report on Form 10-Q, including “Warning Concerning Forward Looking Statements” in Part I, and our Annual Report, our definitive Proxy Statement for the Annual Meeting of Shareholders held on May 13, 2013, or our Proxy Statement, and our other filings with the Securities and Exchange Commissions, or SEC, including Note 9 to our consolidated financial statements included in our Annual Report, the sections captioned “Business,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Related Person Transactions” and “Warning Concerning Forward Looking Statements” of our Annual Report and the section captioned “Related Person Transactions and Company Review of Such Transactions” and the information regarding our Trustees and executive officers in our Proxy Statement.  In addition, please see the section captioned “Risk Factors” of our Annual Report for a description of risks that may arise as a result of these and other related person transactions and relationships.  Our filings with the SEC, including our Annual Report and our Proxy Statement, are available at the SEC’s website at www.sec.gov.  Copies of certain of our agreements with these related parties, including our business management agreement and property management agreement with RMR, various agreements we have entered into with CWH and our shareholders agreement with AIC and its shareholders, are publicly available as exhibits to our public filings with the SEC and accessible at the SEC’s website.

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

At June 30, 2013, our outstanding fixed rate debt consisted of the following mortgage notes:

		Annual	Annual		Interest
	Principal	Interest	Interest		Payments
Debt	Balance (1)	Rate (1)	Expense (1)	Maturity	Due
Mortgage note	$18,339	5.950%	$1,091	2017	Monthly
Mortgage note	7,500	5.689%	427	2016	Monthly
	$25,839		$1,518

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

Because these mortgage notes bear interest at a fixed rate, changes in market interest rates during the term of these debts will not affect our interest obligations. If these debts were refinanced at interest rates which are 100 bps higher or lower than shown above, our per annum interest cost would increase or decrease by approximately $258.

Changes in market interest rates would affect the fair value of our fixed rate debt obligations; increases in market interest rates decrease the fair value of our fixed rate debt, while decreases in market interest rates increase the fair value of our fixed rate debt. Based on the balances outstanding at June 30, 2013, and discounted cash flow analyses through the respective maturity dates, and assuming no other changes in factors that may affect the fair value of our fixed rate debt obligations, a hypothetical immediate 100 bps change in interest rates would change the fair value of those obligations by approximately $915.

At June 30, 2013, our floating rate debt consisted of a combined total of $585,000 outstanding under our revolving credit facility and our term loan.

Our revolving credit facility matures in March 2016 and, subject to our meeting certain conditions, including our payment of an extension fee, we have the option to extend the stated maturity date by one year to March 2017.  No principal repayments are required under our revolving credit facility or term loan prior to maturity, and prepayments may be made at any time without penalty.

Borrowings under our revolving credit facility and term loan are in U.S. dollars and bear interest at LIBOR plus a premium that is subject to adjustment based upon changes to our leverage or credit ratings.  Accordingly, we are vulnerable to changes in U.S. dollar based short term rates, specifically LIBOR.  There have been recent governmental inquiries regarding the setting of LIBOR, which may result in changes to that process that could have the effect of increasing LIBOR.  In addition, upon renewal or refinancing of our revolving credit facility or our term loan, we are vulnerable to increases in interest rate premiums due to market conditions or our perceived credit risk.  Generally, a change in interest rates would not affect the value of our floating rate debt but would affect our operating results.  The following table presents the approximate impact a 100 bps increase in interest rates would have on our annual floating rate interest expense at June 30, 2013:

	Impact of an Increase in Interest Rates
			Total Interest	Annual
	Interest Rate	Outstanding	Expense	Earnings Per
	Per Year (1)	Debt	Per Year	Share Impact
At June 30, 2013	1.65%	$585,000	$9,653	$0.25
100 bps increase	2.65%	$585,000	$15,503	$0.39

(1)             Weighted based on the respective interest rates and outstanding borrowings under our revolving credit facility and term loan as of June 30, 2013.

The following table presents the impact a 100 bps increase in interest rates would have on our annual floating rate interest expense at June 30, 2013 if we were fully drawn on our revolving credit facility and our term loan remained outstanding:

	Impact of an Increase in Interest Rates
			Total Interest	Annual
	Interest Rate	Outstanding	Expense	Earnings Per
	Per Year (1)	Debt	Per Year	Share Impact
At June 30, 2013	1.58%	$1,100,000	$17,380	$0.44
100 bps increase	2.58%	$1,100,000	$28,380	$0.72

(1)             Weighted based on the respective interest rates and outstanding borrowings under our revolving credit facility and term loan as of June 30, 2013 assuming we were fully drawn.

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

There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

•                  ACTUAL AND POTENTIAL CONFLICTS OF INTEREST WITH OUR MANAGING TRUSTEES, CWH, RMR, AIC, AND THEIR RELATED PERSONS AND ENTITIES, AND

•                  ACTS OF TERRORISM, OUTBREAKS OF SO CALLED PANDEMICS OR OTHER MANMADE OR NATURAL DISASTERS BEYOND OUR CONTROL.

FOR EXAMPLE:

•                  OUR ABILITY TO MAKE FUTURE DISTRIBUTIONS DEPENDS UPON A NUMBER OF FACTORS, INCLUDING OUR FUTURE EARNINGS AND THE CAPITAL COSTS WE INCUR TO LEASE OUR PROPERTIES.  WE MAY BE UNABLE TO MAINTAIN OUR CURRENT RATE OF DISTRIBUTIONS, AND FUTURE DISTRIBUTIONS MAY BE SUSPENDED,

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

•                  THIS QUARTERLY REPORT ON FORM 10-Q STATES THAT THE PREMIUM USED TO DETERMINE INTEREST AND THE FACILITY FEE WE PAY ON OUR REVOLVING CREDIT FACILITY AND TERM LOAN MAY BE BASED ON OUR CREDIT RATINGS.  WE DO NOT CURRENTLY HAVE ANY CREDIT RATINGS.  THERE CAN BE NO ASSURANCES THAT WE WILL OBTAIN CREDIT RATINGS IN THE FUTURE OR WHAT THOSE RATINGS MAY BE, AND

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

STATEMENT CONCERNING LIMITED LIABILITY

THE AMENDED AND RESTATED DECLARATION OF TRUST ESTABLISHING SELECT INCOME REIT, DATED MARCH 9, 2012, AS AMENDED, AS FILED WITH THE STATE DEPARTMENT OF ASSESSMENTS AND TAXATION OF MARYLAND, PROVIDES THAT NO TRUSTEE, OFFICER, SHAREHOLDER, EMPLOYEE OR AGENT OF SELECT INCOME REIT SHALL BE HELD TO ANY PERSONAL LIABILITY, JOINTLY OR SEVERALLY, FOR ANY OBLIGATION OF, OR CLAIM AGAINST, SELECT INCOME REIT.  ALL PERSONS DEALING WITH SELECT INCOME REIT IN ANY WAY SHALL LOOK ONLY TO THE ASSETS OF SELECT INCOME REIT FOR THE PAYMENT OF ANY SUM OR THE PERFORMANCE OF ANY OBLIGATION.

Part II.                    Other Information

Item 1. Legal Proceedings

On October 11, 2012, a group of commercial lessees of our Hawaii Properties filed suit against us in the Circuit Court of the First Circuit of the State of Hawaii seeking consolidation of rent-appraisal proceedings.  The dispute arose out of separate long-term lease agreements for 24 different properties, with each lease providing for appraisal proceedings to determine the reset rental price of the property.  The lessees have moved under Hawaii’s arbitration law for consolidation of those proceedings, asking to have rental prices for all 24 properties determined in a single proceeding before a single panel of appraisers.  We removed the case to the United States District Court for the District of Hawaii on November 9, 2012.  We opposed the lessees’ consolidation request and have moved to dismiss the court proceedings.  On June 27, 2013, the District Court held that consolidation of arbitration proceedings was not permitted under federal law and denied the lessees’ motion to consolidate.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

As previously reported, on May 13, 2013 we granted 2,000 of our common shares, valued at $27.61 per share, the closing price of our common shares on the NYSE on that day, to each of our five Trustees.  We made these grants pursuant to an exemption from registration contained in Section 4(a)(2) of the Securities Act.

Item 6. Exhibits

3.1                               Composite Copy of Amended and Restated Declaration of Trust, dated March 9, 2012, as amended to date. (Filed herewith.)

3.2                               Composite Copy of Amended and Restated Declaration of Trust, dated March 9, 2012, as amended to date (marked copy). (Filed herewith.)

4.1                               Form of Common Share Certificate. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012.)

10.1                        Summary of Trustee Compensation. (Incorporated by reference to the Company’s Current Report on Form 8-K dated May 13, 2013.)

31.1                        Rule 13a-14(a) Certification. (Filed herewith.)

31.2                        Rule 13a-14(a) Certification. (Filed herewith.)

31.3                        Rule 13a-14(a) Certification. (Filed herewith.)

31.4                        Rule 13a-14(a) Certification. (Filed herewith.)

32.1                        Section 1350 Certification. (Furnished herewith.)

101.1                 The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income and Comprehensive Income, (iii) the Condensed Consolidated Statements of Cash Flows and (iv) related notes to these financial statements, tagged as blocks of text and detail. (Furnished herewith.)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SELECT INCOME REIT

By:	/s/ David M. Blackman
David M. Blackman
President and Chief Operating Officer
Dated: August 2, 2013

By:	/s/ John C. Popeo
John C. Popeo
Treasurer and Chief Financial Officer
(principal financial and accounting officer)
Dated: August 2, 2013