Form 10-Q
period 2013-09-30
Select Income REIT
filed 2013-11-01
CIK 1537667

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Number of registrant’s common shares of beneficial interest, $.01 par value per share, outstanding as of October 30, 2013:  49,829,792

SELECT INCOME REIT

FORM 10-Q

September 30, 2013

References in this Form 10-Q to “we”, “us” and “our” refer to Select Income REIT and its consolidated subsidiaries, unless otherwise noted.

PART I          Financial Information

Item 1.  Financial Statements

SELECT INCOME REIT

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share data)

(unaudited)

	September 30,	December 31,
	2013	2012
ASSETS
Real estate properties:
Land	$705,645	$675,092
Buildings and improvements	866,280	620,686
	1,571,925	1,295,778
Accumulated depreciation	(61,587)	(46,697)
	1,510,338	1,249,081

Acquired real estate leases, net	114,937	95,248
Cash and cash equivalents	14,540	20,373
Restricted cash	42	42
Rents receivable, net of allowance for doubtful accounts of $764 and $644, respectively	52,174	38,885
Deferred leasing costs, net	5,541	4,816
Deferred financing costs, net	5,313	5,517
Due from related persons	—	585
Other assets	12,266	16,105
Total assets	$1,715,151	$1,430,652

LIABILITIES AND SHAREHOLDERS’ EQUITY
Revolving credit facility	$80,000	$95,000
Term loan	350,000	350,000
Mortgage notes payable	27,309	27,778
Accounts payable and accrued expenses	20,023	19,703
Assumed real estate lease obligations, net	19,317	20,434
Rents collected in advance	9,491	6,518
Security deposits	9,658	9,335
Due to related persons	1,827	1,701
Total liabilities	517,625	530,469

Commitments and contingencies

Shareholders’ equity:
Common shares of beneficial interest, $0.01 par value: 75,000,000 and 50,000,000 shares authorized, respectively, 49,829,792 and 39,282,592 shares issued and outstanding, respectively	498	393
Additional paid in capital	1,160,904	876,920
Cumulative net income	120,263	51,251
Cumulative other comprehensive income (loss)	(42)	25
Cumulative common distributions	(84,097)	(28,406)
Total shareholders’ equity	1,197,526	900,183
Total liabilities and shareholders’ equity	$1,715,151	$1,430,652

See accompanying notes

SELECT INCOME REIT

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(amounts in thousands, except per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

Revenues:
Rental income	$41,169	$26,444	$117,333	$74,272
Tenant reimbursements and other income	7,415	4,434	21,057	12,113
Total revenues	48,584	30,878	138,390	86,385

Expenses:
Real estate taxes	5,020	3,895	14,805	11,213
Other operating expenses	4,267	1,815	11,367	5,615
Depreciation and amortization	8,485	3,888	22,445	9,682
Acquisition related costs	790	583	1,479	1,258
General and administrative	3,208	2,626	8,884	5,664
Total expenses	21,770	12,807	58,980	33,432

Operating income	26,814	18,071	79,410	52,953

Interest expense (including amortization of debt premiums and deferred financing fees of $369, $358, $1,090 and $669, respectively)	(3,232)	(2,467)	(10,484)	(4,436)
Equity in earnings of an investee	64	115	219	189
Income before income tax expense	23,646	15,719	69,145	48,706
Income tax expense	(52)	—	(132)	—
Net income	23,594	15,719	69,013	48,706

Other comprehensive income:
Equity in unrealized gain (loss) of an investee	14	35	(67)	34
Other comprehensive income (loss)	14	35	(67)	34
Comprehensive income	$23,608	$15,754	$68,946	$48,740

Weighted average common shares outstanding	49,686	31,206	42,790	25,226

Net income per common share	$0.47	$0.50	$1.61	$1.93

See accompanying notes

SELECT INCOME REIT

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

(unaudited)

	Nine Months Ended September 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$69,013	$48,706
Adjustments to reconcile net income to cash provided by operating activities
Depreciation	14,890	6,962
Net amortization of debt premiums and deferred financing fees	1,090	669
Amortization of acquired real estate leases	7,732	2,717
Amortization of deferred leasing costs	625	414
Provision for losses on rents receivable	180	322
Straight line rental income	(9,763)	(3,402)
Other non-cash expenses	1,115	360
Equity in earnings of equity investments	(219)	(189)
Change in assets and liabilities:
Restricted cash	—	(42)
Rents receivable	(3,705)	1,159
Deferred leasing costs	(1,350)	(1,094)
Other assets	(4,509)	(3,732)
Due from related persons	585	—
Accounts payable and accrued expenses	1,686	2,826
Rents collected in advance	2,973	1,663
Security deposits	323	(13)
Due to related persons	(463)	1,333
Cash provided by operating activities	80,203	58,659

CASH FLOWS FROM INVESTING ACTIVITIES:
Real estate acquisitions	(293,631)	(236,538)
Real estate improvements	(3,869)	(963)
Investment in Affiliates Insurance Company	—	(5,335)
Cash used in investing activities	(297,500)	(242,836)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common shares, net	283,510	180,814
Proceeds from borrowings	308,000	806,500
Payments on borrowings	(323,161)	(364,500)
Deferred financing fees	(1,194)	(6,521)
Repayment of demand note	—	(400,000)
Distributions to common shareholders	(55,691)	(15,288)
Owner’s net distributions	—	(6,138)
Cash provided by financing activities	211,464	194,867

Increase (decrease) in cash and cash equivalents	(5,833)	10,690
Cash and cash equivalents at beginning of period	20,373	—
Cash and cash equivalents at end of period	$14,540	$10,690

See accompanying notes

SELECT INCOME REIT

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(amounts in thousands)

(unaudited)

	Nine Months Ended September 30,
	2013	2012
Supplemental disclosures:
Interest paid	$9,294	$2,956
Income taxes paid	$325	$—

Non-cash investing activities:
Real estate acquired by issuance of shares and assumption of demand note	$—	$(913,286)
Real estate acquired by assumption of mortgage notes payable	$—	$(26,000)

Non-cash financing activities:
Issuance of common shares	$577	$513,647
Issuance of demand note	$—	$400,000
Assumption of mortgage notes payable	$—	$26,000

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

The accompanying condensed consolidated financial statements include the 251 properties, or the Initial Properties, that were owned by CommonWealth REIT and its subsidiaries, or CWH, until they were contributed to us by CWH on February 16, 2012.  Our condensed consolidated financial statements for the nine months ended September 30, 2012, include information for the period from January 1, 2012 to March 12, 2012 when we were a wholly owned subsidiary of CWH. Because of the significant changes resulting from our initial public offering, or IPO, on March 12, 2012, or the Closing Date, our financial results for the nine months ended September 30, 2013 are not comparable to our financial results for the nine months ended September 30, 2012.

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

Note 3.  Real Estate Properties

During the nine months ended September 30, 2013, we acquired six properties with a combined 1,089,960 rentable square feet for an aggregate purchase price of $301,920, excluding closing costs. We allocated the purchase prices of these acquisitions based on the estimated fair values of the acquired assets and assumed liabilities. The Addison, TX acquisition was accounted for as an acquisition of assets.  All other acquisitions during the nine months ended September 30, 2013 were accounted for as business combinations.  Details of these completed acquisitions are as follows:

								Assumed
							Acquired	Real Estate
		Number of	Square	Purchase		Building and	Real Estate	Lease
Date	Location	Properties	Feet	Price (1)	Land	Improvements	Leases	Obligations
January 2013	Addison, TX (2)	2	553,799	$105,000	$10,107	$94,893	$—	$—
February 2013	Provo, UT	2	125,225	34,720	3,400	25,938	5,382	—
March 2013	San Antonio, TX	1	99,986	18,600	3,197	12,175	3,507	(279)
July 2013	Richmond, VA	1	310,950	143,600	13,849	109,823	19,928	—
		6	1,089,960	$301,920	$30,553	$242,829	$28,817	$(279)

(1)          Purchase price excludes acquisition related costs.

(2)          Property was acquired and simultaneously leased back to the seller in a sale/leaseback transaction. We capitalized acquisition costs of $232 related to this transaction.

In October 2013, we acquired a single tenant, net leased office property located in Vernon Hills, IL with 99,579 rentable square feet. The purchase price of this property was $18,000, excluding closing costs, and was accounted for as a business combination. As of the date of this filing, the purchase price allocation is pending third party appraisals and has not been finalized.

Also in October 2013, we agreed to acquire four single tenant, net leased properties located in San Jose, CA with a combined 250,731 rentable square feet for an aggregate purchase price of $64,900, excluding closing costs.  Our agreement to acquire these properties is subject to conditions typical of commercial real estate transactions, including satisfactory completion of our diligence. Accordingly, we can provide no assurance that we will acquire all or any of these properties.

Certain of our real estate assets contain hazardous substances, including asbestos. We believe the asbestos at our properties is contained in accordance with current environmental regulations and we have no current plans to remove it. If these properties were demolished today, certain environmental regulations specify the manner in which the asbestos must be removed and we could incur substantial costs complying with such regulations. Certain of our industrial lands in Hawaii may require environmental remediation, especially if the use of those lands is changed; however, we do not have any present plans to change the use of those land parcels or to undertake this environmental cleanup. We do not have any insurance designated to limit any losses that we may incur as a result of known or unknown environmental conditions which are not caused by an insured event, such as, for example, fire or flood. However, as of September 30, 2013 and December 31, 2012, accrued environmental remediation costs totaling $8,349 and $8,644, respectively, were included in accounts payable and accrued expenses in our condensed consolidated balance sheets. These accrued expenses relate to maintenance of our properties for current uses. We do not believe that there are environmental conditions at any of our properties that will have a material adverse effect on us. However, no assurances can be given that such conditions are not present in our properties or that other costs we incur to remediate contamination will not have a material adverse effect on our business or financial condition. Charges for environmental remediation costs are included in other operating expenses in the condensed consolidated statements of income and comprehensive income.

Note 4.  Segment Information and Tenant Concentration

We operate in one business segment: ownership of properties that are primarily net leased to single tenants, with no one tenant accounting for more than 10% of our total revenues. A “net leased property” or a property being “net leased” means that the property’s lease requires the tenant to pay rent and pay, or reimburse us, for all, or substantially all, property level operating expenses and capital expenditures, such as real estate taxes, insurance, utilities, maintenance and repairs, other than, in certain circumstances, roof and structural element related expenditures; in some instances, tenants instead reimburse us for all expenses in excess of certain amounts included in the stated rent. We define a single tenant leased property as a property with at least 90% of its rentable square footage leased to one tenant. Our properties are primarily leased to single tenants; however, we do own some multi tenant buildings on the island of Oahu, HI.

Note 5.  Indebtedness

At September 30, 2013 and December 31, 2012, our outstanding indebtedness consisted of the following:

	September 30,	December 31,
	2013	2012
Revolving credit facility, due in 2016	$80,000	$95,000
Term loan, due in 2017	350,000	350,000
Mortgage note payable, 5.950% interest rate, including unamortized premium of $1,204 and $1,415, respectively, due in 2017 (1)	19,490	19,862
Mortgage note payable, 5.689% interest rate, including unamortized premium of $319 and $416, respectively, due in 2016 (1)	7,819	7,916
	$457,309	$472,778

(1)         We assumed these mortgages in connection with our acquisitions of certain properties. The stated interest rates for these mortgage debts are the contractually stated rates; we recorded the assumed mortgages at their estimated fair value on the date of acquisition and we are amortizing the fair value premiums to interest expense over the respective terms of the mortgages to reduce interest expense based on the estimated market interest rates as of the date of acquisition.

We have a $750,000 unsecured revolving credit facility that is available for general business purposes, including acquisitions. The maturity date of our revolving credit facility is March 11, 2016 and, subject to the payment of an extension fee and meeting certain other conditions, our revolving credit facility includes an option for us to extend the stated maturity date by one year to March 11, 2017.  In addition, our revolving credit facility includes a feature under which maximum borrowings may be increased to $1,000,000 in certain circumstances. In February 2013, we partially exercised our option to increase the available borrowing amount under our revolving credit facility from $500,000 to $750,000.  Borrowings under our revolving credit facility bear interest at LIBOR plus a premium.  We also pay a facility fee on the total amount of lending commitments under our revolving credit facility. Both the interest rate premium and the facility fee are subject to adjustment based upon changes to our leverage or credit ratings. At September 30, 2013, the interest rate premium on our revolving credit facility was 130 basis points and our facility fee was 30 basis points.  As of September 30, 2013, the interest rate payable on borrowings under our revolving credit facility was 1.48% and the weighted average annual interest rate for borrowings under the revolving credit facility was 1.49% and 1.50% for the three and nine months ended September 30, 2013, respectively. We can borrow, repay and reborrow funds available under our revolving credit facility until maturity, and no principal repayment is due until maturity. As of September 30, 2013 and October 30, 2013, we had $80,000 and $94,000, respectively, outstanding under our revolving credit facility.

We also have a $350,000 unsecured term loan that matures on July 11, 2017 and is prepayable without penalty at any time. In addition, our term loan includes a feature under which maximum borrowings may be increased to up to $700,000 in certain circumstances. Our term loan bears interest at a rate of LIBOR plus a premium, which was 155 basis points as of September 30, 2013. The interest rate premium is subject to adjustment based upon changes to our leverage or credit ratings. As of September 30, 2013, the interest rate payable for the amount outstanding under our term loan was 1.73% and the weighted average interest rate for the amount outstanding under our term loan was 1.74% and 1.75% for the three and nine months ended September 30, 2013, respectively.

Our credit facility agreement and our term loan agreement provide for acceleration of payment of all amounts due thereunder upon the occurrence and continuation of certain events of default, including a change of control of us and the termination of our business management agreement or our property management agreement with Reit Management & Research LLC, or RMR. Our credit facility agreement and our term loan agreement also contain a number of financial and other covenants, including covenants that restrict our ability to incur indebtedness or to make distributions under certain circumstances and require us to maintain financial ratios and a minimum net worth. We believe we were in compliance with the terms of our revolving credit facility and term loan covenants at September 30, 2013.

At September 30, 2013, three of our properties with an aggregate net book value of $29,419 secured two mortgage notes we assumed in connection with our acquisitions of such properties. The aggregate principal amount outstanding under those two mortgage notes as of September 30, 2013, was $25,786. These mortgage notes are non-recourse, subject to certain limited exceptions, and do not contain any material financial covenants.

Note 6. Fair Value of Financial Instruments

Our financial instruments at September 30, 2013 include cash and cash equivalents, rents receivable, equity investments, mortgage notes payable, our revolving credit facility, our term loan, amounts due to and from related persons, accounts payable and other accrued expenses.  At September 30, 2013, the fair value of our financial instruments approximated their carrying values in our condensed consolidated financial statements, except as follows:

	Carrying	Estimated
	Amount	Fair Value
Mortgage notes payable	$27,309	$27,646

We estimate the fair values of our mortgage notes payable by using discounted cash flow analyses and currently prevailing market rates for similar mortgage notes as of September 30, 2013.  These inputs are categorized as level 3 inputs as defined in the fair value hierarchy under the accounting standards for Fair Value Measurements and Disclosures.  Because level 3 inputs are unobservable, our estimated fair value may differ materially from the actual fair value.

Note 7.  Shareholders’ Equity

In June 2013, we amended our declaration of trust, increasing the number of our authorized shares of beneficial interest from 50,000,000 to 75,000,000. All of our authorized shares are currently classified as common shares, $.01 par value per share, or our common shares.

Share Issuances:

In May 2013, we granted 2,000 of our common shares, valued at $27.61 per share, the closing price of our common shares on the New York Stock Exchange, or the NYSE, on that day, to each of our five Trustees as part of their annual compensation.

In July 2013, we sold 10,500,000 of our common shares in a public offering at a price of $28.25 per share, raising net proceeds of approximately $283,610.  We used the net proceeds from this offering to partially repay amounts outstanding under our revolving credit facility and for general business purposes, including acquisitions.

In September 2013, pursuant to our 2012 Equity Compensation Plan, we granted an aggregate of 37,200 of our common shares to our officers and certain employees of our manager, RMR, valued at $24.77 per share, the closing price of our common shares on the NYSE, on that day.

Distributions:

In February 2013, we paid a distribution on our common shares of $0.42 per share, or approximately $16,499, to shareholders of record on January 22, 2013.

In May 2013, we paid a distribution on our common shares of $0.44 per share, or approximately $17,284, to shareholders of record on April 23, 2013.

In August 2013, we paid a distribution on our common shares of $0.44 per share, or approximately $21,909, to shareholders of record on July 24, 2013.

In October 2013, we declared a regular quarterly distribution of $0.46 per common share, or approximately $22,922, to shareholders of record on October 24, 2013. We expect to pay this distribution on or about November 20, 2013 using existing cash balances and borrowings under our revolving credit facility.

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

Pursuant to our business management agreement with RMR, we recognized business management fees of $2,472 and $1,494 for the three months ended September 30, 2013 and 2012, respectively.  We recognized business management fees of $6,899 for the nine months ended September 30, 2013 and $2,994 for the period beginning on March 12, 2012, the date on which we entered into the business management agreement, through September 30, 2012.  These amounts are included in general and administrative expenses in our condensed consolidated financial statements.

In connection with our property management agreement with RMR, we incurred property management and construction supervision fees of $1,419 and $929 for the three months ended September 30, 2013 and 2012, respectively.  We incurred property management and construction supervision fees of $3,988 for the nine months ended September 30, 2013 and $1,894 for the period beginning on March 12, 2012, the date on which we entered into the property management agreement, through September 30, 2012.  These amounts are included in operating expenses or have been capitalized, as appropriate, in our condensed consolidated financial statements.

On September 20, 2013, we and RMR agreed to restructure the base business management and incentive fees payable to RMR under our business management agreement beginning in 2014, as follows:

•                  The base business management fees we pay to RMR will be calculated on the basis of the lower of: (i) gross historical cost of our real estate assets, as defined, or (ii) our total market capitalization.  Market capitalization will include the market value of our common shares, plus the liquidation preference of preferred shares, if any, and the principal amount of debt.  The market value of our common shares will be calculated based on the average shares outstanding multiplied by the average closing share price during the period in which the fees are earned.

•                  10% of the base business management fees we pay to RMR will be paid in our common shares.  The amount of our common shares granted as part of the base business management fee will be calculated based on the average closing share price during the period in which the fees are earned.

•                  The annual incentive fees which may be earned by RMR will be calculated based upon total returns realized by our common shareholders (i.e., share price appreciation plus dividends) in excess of benchmarks.  The benchmarks will be set by our Compensation Committee, which is comprised solely of Independent Trustees, and will be disclosed in our annual meeting proxy statements.  Incentive fees will be paid in our common shares which will vest over a multiyear period and will be subject to a “claw back” in the event of certain material restatements of our financial results.

We were formerly a 100% owned subsidiary of CWH.  CWH is our largest shareholder and, as of September 30, 2013, CWH owned 22,000,000 of our common shares, or approximately 44.2% of our outstanding common shares.  One of our Managing Trustees, Mr. Barry Portnoy, is a managing trustee of CWH.  Our other Managing Trustee, Mr. Adam Portnoy, is a managing trustee and the President of CWH.  In addition, Mr. John Popeo, our Treasurer and Chief Financial Officer, also serves as the Treasurer and Chief Financial Officer of CWH, and one of our Independent Trustees, Mr. William Lamkin, is an independent trustee of CWH.  RMR provides management services to both us and CWH.

In March 2012, we completed our IPO of 9,200,000 of our common shares (including 1,200,000 common shares sold pursuant to the full exercise of the underwriters’ option to purchase additional shares) for net proceeds (after deducting underwriters’ discounts and commissions and expenses) of approximately $180,814.  We applied those net proceeds, along with proceeds of our initial borrowings under our revolving credit facility, to repay in full a note to CWH for $400,000, or the CWH Note, which we issued to CWH at the time it transferred the Initial Properties to us, and to reimburse CWH for costs that CWH incurred in connection with our organization and preparation for our IPO.  In connection with our IPO, we and CWH entered into a transaction agreement that governs our separation from and relationship with CWH.  The transaction agreement provides that, among other things, (1) the current assets and liabilities of the Initial Properties, as of the time of closing of the IPO, were settled between us and CWH so that CWH will retain all pre-closing current assets and liabilities and we will assume all post-closing current assets and liabilities and (2) we will indemnify CWH with respect to any liability relating to any property transferred by CWH to us, including any liability which relates to periods prior to our formation, other than the pre-closing current assets and current liabilities that CWH retained with respect to the Initial Properties.

In March 2013, we entered into a registration agreement with CWH, pursuant to which we agreed to register for resale by CWH up to 22,000,000 of our common shares owned by CWH, or an Offering.  We currently have an effective registration statement on Form S-3 that may provide for that possible resale by CWH.  Under the registration agreement, CWH agreed to pay all expenses incurred by us relating to the registration and sale of the shares in an Offering.  Our obligation to register the shares for resale in an Offering is subject to certain conditions and may be terminated in certain circumstances, in each case, as described in the registration agreement.  CWH agreed to indemnify us, our officers, Trustees and controlling persons, and we agreed to indemnify CWH and CWH’s officers, trustees and controlling persons, against certain liabilities in connection with an Offering, including liabilities under the Securities Act of 1933, as amended, and we and CWH agreed to reimburse payments that the other may make in respect of those liabilities.  As of September 30, 2013, we paid or accrued $636 of amounts due from CWH related to this agreement.

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

Although we own less than 20% of AIC, we use the equity method to account for this investment because we believe that we have significant influence over AIC because all of our Trustees are also directors of AIC.  Our investment in AIC had a carrying value of $5,781 and $5,629 as of September 30, 2013 and December 31, 2012, respectively, which amounts are included in other assets on our condensed consolidated balance sheets.  We recognized income of $64 and $219 for the three and nine months ended September 30, 2013, respectively, arising from our investment in AIC.  We recognized income of $115 for the three months ended September 30, 2012 and $189 during the period from May 21, 2012 to September 30, 2012 related to this investment. We and the other shareholders of AIC have purchased property insurance providing $500,000 of coverage pursuant to an insurance program arranged by AIC and with respect to which AIC is a reinsurer of certain coverage amounts.  This program was entered into in June 2013 for a one year term, and we paid a premium, including taxes and fees, of $559, which amount may be adjusted from time to time as we acquire or dispose of properties that are included in this program.  We periodically consider the possibilities for expanding our insurance relationships with AIC to include other types of insurance and may in the future participate in additional insurance offerings AIC may provide or arrange.  We may invest additional amounts in AIC in the future if the expansion of this insurance business requires additional capital, but we are not obligated to do so.  By participating in this insurance business with RMR and the other companies to which RMR provides management services, we expect that we may benefit financially by possibly reducing our insurance expenses or by realizing our pro rata share of any profits of this insurance business.

Effective July 2013, we, RMR, CWH and four other companies to which RMR provides management services purchased from an unrelated third party insurer a combined directors’ and officers’ liability insurance policy providing $10,000 of aggregate coverage.  We paid a premium of approximately $133 in connection with this policy.

Note 9.  Pro Forma Information

During the nine months ended September 30, 2013, we acquired six properties for an aggregate purchase price of $301,920, excluding closing costs. During the third quarter of 2013, we sold 10,500,000 of our common shares in a public offering at a price of $28.25 per share.

During the period from the Closing Date to December 31, 2012, we acquired 16 properties for an aggregate purchase price of $438,013, including the assumption of $26,000 of mortgage debt and excluding closing costs.  During the first quarter of 2012, CWH contributed the Initial Properties to us. In return, we issued to CWH: (i) 22,000,000 common shares (including 1,000 common shares initially issued to CWH in December 2011 in connection with our formation) and (ii) the CWH Note.  Also during the first quarter of 2012, we issued 9,200,000 of our common shares in connection with our IPO (including 1,200,000 common shares sold pursuant to the full exercise of the underwriters’ option to purchase additional shares).  Simultaneous with the closing of our IPO, we entered into our revolving credit facility and used net proceeds from our IPO and borrowings under our revolving credit facility to repay in full the CWH Note. During the fourth quarter of 2012, we sold 8,050,000 of our common shares in a public offering (including 1,050,000 common shares sold pursuant to the full exercise of the underwriters’ option to purchase additional shares) at a price of $24.00 per share.

The following table presents our pro forma results of operations for the nine months ended September 30, 2013 and 2012 as if these acquisitions and financing activities had occurred on January 1, 2012.  This pro forma data is not necessarily indicative of what our actual results of operations would have been for the periods presented, nor does it represent the results of operations for any future period. Differences could result from numerous factors, including future changes in our portfolio of investments, changes in interest rates, changes in our capital structure, changes in property level operating expenses, changes in property level revenues, including rents expected to be received on our existing leases or leases we may enter into during and after 2013, and for other reasons.

	Nine Months Ended September 30,
	2013	2012

Total revenues	$145,700	$142,241
Net income	$74,680	$71,697
Net income per share	$1.50	$1.44

During the nine months ended September 30, 2013, we recognized revenues of $51,436 and operating income of $42,218 arising from our 2012 and 2013 acquisitions.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our financial statements and notes thereto included in this Quarterly Report on Form 10-Q and in our Annual Report.

OVERVIEW

We are a real estate investment trust, or REIT, organized under Maryland law.  As of September 30, 2013, we owned 273 properties with approximately 25.7 million rentable square feet that were approximately 95.6% leased (based on rentable square feet).  These properties consisted of (i) 229 properties located on the island of Oahu, HI, or our Hawaii Properties, which included approximately 17.8 million rentable square feet that are primarily lands leased to industrial and commercial tenants and (ii) 44 office and industrial properties located in 18 states throughout the mainland United States, or our Mainland Properties, with approximately 7.9 million rentable square feet.

Property Operations

As of September 30, 2013, 95.6% of our rentable square feet were leased, compared to 94.9% of our rentable square feet as of September 30, 2012.  Occupancy data for 2013 and 2012 is as follows (square feet in thousands):

	All Properties		Comparable Properties (1)
	As of September 30,		As of September 30,
	2013	2012	2013	2012
Total properties	273	260	251	251
Total rentable square feet (2)	25,702	23,907	21,392	21,372
Percent leased (3)	95.6%	94.9%	94.7%	94.3%

(1)         Consists of properties that were owned continuously since January 1, 2012 by CWH until contributed to us on February 16, 2012.

(2)         Subject to modest remeasurements when space is re-measured or re-configured for new tenants and when land leases are converted to building leases.

(3)         Percent leased includes (i) space being fitted out for occupancy pursuant to existing leases, if any, and (ii) space which is leased but is not occupied or is being offered for sublease by tenants, if any.

The modest occupancy changes at our comparable properties during 2013 did not materially impact our 2013 comparable financial results. Our comparable financial results have primarily been impacted by rent increases during the period at some of our comparable leased land properties located in Hawaii, as further described below.

The average annualized effective rental rate per square foot, as defined below, for our properties for the periods ended September 30, 2013 and 2012 are as follows:

	Three Months Ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Average annualized effective rental rate per square foot leased: (1)
All Properties	$7.92	$5.75	$7.62	$5.51
Comparable Properties (2)	$6.01	$5.61	$5.74	$5.32

(1)         Average annualized effective rental rate per square foot leased represents annualized total revenue during the period specified divided by the average rentable square feet leased during the period specified.

(2)         Comparable properties for the three months ended September 30, 2013 and 2012 consist of 253 properties that we owned continuously since July 1, 2012. Comparable properties for the nine months ended September 30, 2013 and 2012 consist of 251 properties that were owned continuously since January 1, 2012 by CWH until contributed to us on February 16, 2012.

During the three months ended September 30, 2013, we entered lease renewals for approximately 72,000 square feet at weighted average rental rates that were approximately 12.8% lower than prior rates for the same space.  The weighted average lease term for leases entered during the third quarter of 2013 was 10.4 years.  Commitments for tenant improvements, leasing commission costs and concessions for leases entered during the three months ended September 30, 2013 totaled approximately $32,000, or approximately $0.04 per square foot per year of the weighted average lease term.  All leasing activity during the three months ended September 30, 2013 occurred at our Hawaii Properties.

During the three months ended September 30, 2013, we also executed two rent resets at our Hawaii Properties for approximately 77,000 square feet of land, at weighted average reset rates that were approximately 29.4% higher than prior rates.

We currently believe that U.S. real estate leasing market conditions are slowly improving, but remain weak in many U.S. markets. However, because our weighted (by annualized rental revenue, as defined below) average remaining lease term was approximately 11.1 years as of September 30, 2013, and because only 1.2% of our total rented square feet is subject to leases scheduled to expire during the remainder of 2013, we do not expect our occupancy rate to materially change through the end of 2013. In addition, despite the recent recession and incomplete recovery of the U.S. economy, revenues from our Hawaii Properties, which represented approximately 41.6% of our total rental revenue for the three months ended September 30, 2013, have generally increased under our ownership and CWH’s prior ownership as leases for those properties have reset or renewed; this is because of the relatively long periods which have generally passed since these rents were last set. Nevertheless, because of the current U.S. and global economic uncertainty, there are too many variables for us to reasonably project what the financial impact of changing market conditions will be on our occupancy, rents or financial results.

As shown in the table below, approximately 2.3% of our rented square feet and approximately 1.3% of our total annualized rental revenue (determined as described in footnote (2) to the table below) are included in leases scheduled to expire by December 31, 2014. Lease renewals and rental rates for which available space may be relet in the future will depend on prevailing market conditions at the times these renewals, new leases and rent reset rates are negotiated. However, substantially all of our leases scheduled to expire through December 31, 2014 relate to our Hawaii Properties, and, as stated above, revenues from these properties have generally increased during our and CWH’s prior ownership as the leases for those properties have been reset or renewed. As of September 30, 2013, our lease expirations by year are as follows (square feet and dollars in thousands):

							Cumulative
				Cumulative		Percent of	Percent of
			Percent of	Percent of		Total	Total
	Number of		Total	Total	Annualized	Annualized	Annualized
	Tenants with	Rented	Rented	Rented	Rental	Rental	Rental
	Expiring	Square Feet	Square Feet	Square Feet	Revenue	Revenue	Revenue
Year	Leases	Expiring (1)	Expiring (1)	Expiring (1)	Expiring (2)	Expiring (2)	Expiring (2)
10/1/2013 - 12/31/2013	18	287	1.2%	1.2%	$1,414	0.7%	0.7%
2014	12	259	1.1%	2.3%	1,117	0.6%	1.3%
2015	24	566	2.3%	4.6%	5,715	3.0%	4.3%
2016	21	1,288	5.2%	9.8%	8,509	4.5%	8.8%
2017	9	411	1.7%	11.5%	5,688	3.0%	11.8%
2018	12	1,590	6.5%	18.0%	14,958	7.8%	19.6%
2019	14	1,774	7.2%	25.2%	6,749	3.5%	23.1%
2020	5	318	1.3%	26.5%	4,211	2.2%	25.3%
2021	6	666	2.7%	29.2%	4,916	2.6%	27.9%
2022	67	3,063	12.5%	41.7%	21,410	11.2%	39.1%
Thereafter	88	14,342	58.3%	100.0%	116,158	60.9%	100.0%
	276	24,564	100.0%		$190,845	100.0%

Weighted average remaining lease term (in years)		12.1			11.1

(1)         Rented square feet is pursuant to existing leases as of September 30, 2013, and includes (i) space being fitted out for occupancy pursuant to existing leases, if any, and (ii) space which is leased but is not occupied or is being offered for sublease by tenants, if any.

(2)         Annualized rental revenue is the annualized contractual rents from our tenants pursuant to existing leases as of September 30, 2013, including straight line rent adjustments and estimated recurring expense reimbursements, excluding lease value amortization.

A majority of our Hawaii Properties are lands leased for rents that are periodically reset based on fair market values, generally every five to ten years.  The following chart shows the annualized rental revenue as of September 30, 2013 scheduled to reset at our Hawaii lands.

Scheduled Rent Resets At Hawaii Lands

(dollars in thousands)

	Annualized Rental Revenue (1) as of September 30, 2013 Scheduled to Reset
10/1/2013 — 12/31/2013	$7,373	(2)
2014	4,695
2015	2,362
2016 and thereafter	24,549
Total	$38,979

(1)         Annualized rental revenue is the annualized contractual rents from our tenants pursuant to existing leases as of September 30, 2013, including straight line rent adjustments and estimated recurring expense reimbursements, excluding lease value amortization.

(2)         This amount includes rents currently being paid excluding rent resets not yet established.  However, rental income in our condensed consolidated statement of income includes estimated rental rate adjustments related to approximately 98% of the amount scheduled to be reset between October 1, 2013 and December 31, 2013.

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

Our principal source of funds to meet operating expenses and debt service obligations and to pay distributions on our common shares is rents from tenants at our properties.  Rents are generally received from our tenants monthly in advance.  As of September 30, 2013, tenants representing 1% or more of our total annualized rental revenues were as follows (square feet in thousands):

Tenants Representing 1% or More of Our Total Annualized Rental Revenues:

					% of
				% of Total	Annualized Rental
Tenant		Property Type	Sq. Ft. (1)	Sq. Ft. (1)	Revenue (2)	Expiration
1	Bank of America, N.A.	Mainland Properties	554	2.3%	7.3%	1/31/2026
2	MeadWestvaco Corporation	Mainland Properties	311	1.3%	6.2%	6/30/2023
3	Orbital Sciences Corporation	Mainland Properties	337	1.4%	5.4%	6/30/2023
4	Cinram Group, Inc.	Mainland Properties	1,371	5.6%	4.8%	8/30/2032
5	Novell, Inc.	Mainland Properties	406	1.7%	4.2%	11/30/2024
6	The Southern Company	Mainland Properties	448	1.8%	2.5%	12/31/2018
7	Tesoro Hawaii Corporation	Hawaii Properties	3,148	12.8%	2.2%	4/30/2019; 12/31/2019; 3/31/2024
8	Bookspan	Mainland Properties	502	2.0%	2.0%	9/23/2028
9	Vivint, Inc.	Mainland Properties	125	0.5%	1.9%	11/30/2024
10	Merkle Group, Inc.	Mainland Properties	120	0.5%	1.9%	5/31/2023
11	Shurtape Technologies, LLC	Mainland Properties	645	2.6%	1.8%	5/28/2024
12	Micron Technology, Inc.	Mainland Properties	96	0.4%	1.8%	4/30/2020
13	Stratus Technologies, Inc.	Mainland Properties	287	1.2%	1.8%	5/31/2016
14	Servco Pacific, Inc.	Hawaii Properties	537	2.2%	1.8%	1/31/2029; 2/29/2032
15	Colgate - Palmolive Company	Mainland Properties	142	0.6%	1.6%	1/31/2024
16	Hartford Fire Insurance Company	Mainland Properties	100	0.4%	1.5%	6/30/2021
17	Ruckus Wireless, Inc.	Mainland Properties	96	0.4%	1.4%	11/30/2022
18	Arrowhead General Insurance Agency, Inc.	Mainland Properties	95	0.4%	1.4%	7/31/2019
19	Valassis Communications, Inc.	Mainland Properties	268	1.1%	1.3%	9/30/2023
20	BCI Coca-Cola Bottling Company	Hawaii Properties	351	1.4%	1.2%	12/31/2022; 7/31/2039
21	Sprint Nextel Corporation	Mainland Properties	140	0.6%	1.2%	7/31/2018
22	Safeway Stores, Inc.	Hawaii Properties	146	0.6%	1.2%	10/30/2018
23	Manheim Services Corporation	Hawaii Properties	338	1.4%	1.2%	5/31/2016
24	Allied Building Products Corporation	Hawaii Properties	276	1.1%	1.1%	12/31/2028
25	Mattson Technology, Inc.	Mainland Properties	101	0.4%	1.1%	5/31/2017
26	Cisco Systems, Inc.	Mainland Properties	149	0.6%	1.0%	12/31/2015; 12/31/2017
	Total		11,089	45.3%	60.8%

(1)   Square feet is pursuant to existing leases as of September 30, 2013, and includes (i) space being fitted out for occupancy pursuant to existing leases, if any, and (ii) space which is leased but is not occupied or is being offered for sublease by tenants, if any.

(2)   Annualized rental revenue is the annualized contractual rents from our tenants pursuant to existing leases as of September 30, 2013, including straight line rent adjustments and estimated recurring expense reimbursements, excluding lease value amortization.

Investment Activities (dollar amounts in thousands)

During the nine months ended September 30, 2013, we acquired six properties with a combined 1,089,960 rentable square feet for an aggregate purchase price of $301,920, excluding closing costs.

In October 2013, we acquired a single tenant, net leased property with 99,579 rentable square feet for a purchase price of $18,000, excluding closing costs.

Also in October 2013, we agreed to acquire four single tenant, net leased properties with a combined 250,731 rentable square feet for an aggregate purchase price of $64,900, excluding closing costs.  Our agreement to acquire these properties is subject to conditions typical of commercial real estate transactions, including satisfactory completion of our diligence. Accordingly, we can provide no assurance that we will acquire all or any of these properties.

For more information regarding properties that we have acquired or agreed to acquire, see Note 3 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

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

In July 2013, we sold 10,500,000 of our common shares in a public offering at a price of $28.25 per share, raising net proceeds of approximately $283,610.  We used the net proceeds from this offering to partially repay amounts outstanding under our revolving credit facility and for general business purposes, including acquisitions.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2013, Compared to Three Months Ended September 30, 2012 (dollars in thousands, except per share data)

	Comparable Properties Results (1)				Acquired Properties Results (2)			Consolidated Results
	Three Months Ended September 30,				Three Months Ended September 30,			Three Months Ended September 30,
			$	%			$			$	%
	2013	2012	Change	Change	2013	2012	Change	2013	2012	Change	Change
Revenues
Rental income	$26,833	$24,831	$2,002	8.1%	$14,336	$1,613	$12,723	$41,169	$26,444	$14,725	55.7%
Tenant reimbursements and other income	4,408	4,203	205	4.9%	3,007	231	2,776	7,415	4,434	2,981	67.2%
Total revenues	$31,241	$29,034	$2,207	7.6%	$17,343	$1,844	$15,499	$48,584	$30,878	$17,706	57.3%

Operating expenses:
Real estate taxes	3,909	3,837	72	1.9%	1,111	58	1,053	5,020	3,895	1,125	28.9%
Other operating expenses	2,123	1,660	463	27.9%	2,144	155	1,989	4,267	1,815	2,452	135.1%
Total operating expenses	6,032	5,497	535	9.7%	3,255	213	3,042	9,287	5,710	3,577	62.6%

Net operating income (3)	$25,209	$23,537	$1,672	7.1%	$14,088	$1,631	$12,457	39,297	25,168	14,129	56.1%

Other expenses
Depreciation and amortization								8,485	3,888	4,597	118.2%
Acquisition related costs								790	583	207	35.5%
General and administrative								3,208	2,626	582	22.2%
Total other expenses								12,483	7,097	5,386	75.9%
Operating income								26,814	18,071	8,743	48.4%
Interest expense								(3,232)	(2,467)	(765)	31.0%
Equity in earnings of an investee								64	115	(51)	(44.3%	)
Income before income tax expense								23,646	15,719	7,927	50.4%
Income tax expense								(52)	—	(52)	—
Net income								$23,594	$15,719	$7,875	50.1%

Weighted average common shares outstanding								49,686	31,206	18,480	59.2%

Net income per common share								$0.47	$0.50	$(0.03)	(5.7%	)

Calculation of Funds From Operations and Normalized Funds From Operations (4)
Net income								$23,594	$15,719
Depreciation and amortization								8,485	3,888
Funds from operations								32,079	19,607
Acquisition related costs								790	583
Normalized funds from operations								$32,869	$20,190

Funds from operations per common share								$0.65	$0.63
Normalized funds from operations per common share								$0.66	$0.65

(1)             Consists of 253 properties that we owned continuously since July 1, 2012.

(2)             Consists of 20 properties we acquired during the period from July 1, 2012 to September 30, 2013. Seven of the 20 acquired properties were acquired during the 2012 period resulting in partial 2012 period results for these properties. The remaining 13 of the 20 acquired properties were acquired during the period from October 1, 2012 to September 30, 2013, resulting in only 2013 period results for these properties.

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

(4)             We calculate funds from operations, or FFO, and normalized funds from operations, or Normalized FFO, as shown above. FFO is calculated on the basis defined by The National Association of Real Estate Investment Trusts, or NAREIT, which is net income, calculated in accordance with GAAP, plus real estate depreciation and amortization as well as certain other adjustments currently not applicable to us. Our calculation of Normalized FFO differs from NAREIT’s definition of FFO because we exclude acquisition related costs.  We consider FFO and Normalized FFO to be appropriate measures of operating performance for a REIT, along with net income, operating income and cash flow from operating activities. We believe that FFO and Normalized FFO provide useful information to investors because by excluding the effects of certain historical amounts, such as depreciation expense, FFO and Normalized FFO may facilitate a comparison of our operating performance between periods and between us and other REITs. FFO and Normalized FFO are among the factors considered by our Board of Trustees when determining the amount of distributions to our shareholders. Other factors include, but are not limited to, requirements to maintain our status as a REIT, limitations in our revolving credit facility and term loan agreements, the availability of debt and equity capital to us, our expectation of our future capital requirements and operating performance, and our expected needs and availability of cash to pay our obligations. FFO and Normalized FFO do not represent cash generated by operating activities in accordance with GAAP and should not be considered as alternatives to net income, operating income or cash flow from operating activities, determined in accordance with GAAP, or as indicators of our financial performance or liquidity, nor are these measures necessarily indicative of sufficient cash flow to fund all of our needs. We believe that FFO and Normalized FFO may facilitate an understanding of our consolidated historical operating results. These measures should be considered in conjunction with net income, operating income and cash flow from operating activities as presented in our Condensed Consolidated Statements of Income and Comprehensive Income and Condensed Consolidated Statements of Cash Flows. Other REITs and real estate companies may calculate FFO and Normalized FFO differently than we do.

References to changes in the income and expense categories below relate to the comparison of consolidated results for the three month period ended September 30, 2013, compared to the three month period ended September 30, 2012.

Rental income.  The increase in rental income primarily reflects our acquisition of seven properties during the 2012 period and 13 properties during the period from October 1, 2012 to September 30, 2013. The increase also reflects increases from rent resets and a modest increase in occupancy in the 2013 period at our comparable properties located in Hawaii.  Rental income includes non-cash straight line rent adjustments totaling approximately $4,107 for the 2013 period and approximately $1,336 for the 2012 period, and net amortization of acquired real estate leases and assumed real estate lease obligations totaling approximately ($264) for the 2013 period and approximately ($171) for the 2012 period.

Tenant reimbursements and other income.  The increase in tenant reimbursements and other income primarily reflects our acquisition of seven properties during the 2012 period and 13 properties during the period from October 1, 2012 to September 30, 2013, plus modest increases in real estate tax and operating expense reimbursements from tenants at various comparable properties.

Real estate taxes.  The increase in real estate taxes primarily reflects our acquisition of seven properties during the 2012 period and 13 properties during the period from October 1, 2012 to September 30, 2013, plus modest valuation and rate increases throughout our comparable property portfolio.

Other operating expenses.  Other operating expenses primarily include property maintenance, environmental remediation, utilities, insurance, bad debt and property management fees.  The increase in other operating expenses primarily reflects our acquisition of seven properties during the 2012 period and 13 properties during the period from October 1, 2012 to September 30, 2013, plus the collection and reversal during the 2012 period of prior bad debt reserves, plus an increase in property management fees due to increased rents in the 2013 period at our comparable properties.

Depreciation and amortization.  The increase in depreciation and amortization primarily reflects our acquisition of seven properties during the 2012 period and 13 properties during the period from October 1, 2012 to September 30, 2013, plus a modest increase resulting from depreciation of capital improvements and amortization of leasing costs at our comparable properties.

Acquisition related costs.  Acquisition related costs for the 2013 period primarily reflect acquisition related costs in connection with our July 2013 and October 2013 acquisitions. Acquisition related costs for the 2012 period primarily reflect acquisition related costs in connection with our acquisition of seven properties during the 2012 period.

General and administrative.  General and administrative expenses primarily include fees pursuant to our business management agreement, legal fees, audit fees, trustee fees and non-cash equity compensation awarded to our Trustees, our officers and certain other RMR employees. The increase in general and administrative expenses primarily reflects increased fees pursuant to our business management agreement resulting from our acquisition of seven properties during the 2012 period and 13 properties during the period from October 1, 2012 to September 30, 2013.

Interest expense.  The increase in interest expense reflects a larger average outstanding debt balance for the 2013 period compared to the 2012 period primarily due to financing activities including obtaining our term loan and our assumption of mortgage debt during the 2012 period, partially offset by a slightly lower weighted average interest rate in the 2013 period.

Equity in earnings of an investee. Equity in earnings of an investee represents our proportionate share of earnings from our investment in AIC.

Income tax expense.  Income tax expense represents state income tax expense.

Net income.  The increase in net income for the 2013 period compared to the 2012 period reflects the changes noted above.

Weighted average common shares outstanding.  The increase in weighted average common shares outstanding primarily reflects shares granted to our Trustees, our officers and certain employees of our manager, RMR, in September 2012, May 2013 and September 2013, shares sold in our public offering in December 2012 and shares sold in our public offering in July 2013 being outstanding for part or all of the 2013 period.

Net income per common share.  The decrease in net income per common share primarily reflects the increase in weighted average common shares outstanding noted above as well as the changes to net income noted above.

Nine months ended September 30, 2013, Compared to Nine months ended September 30, 2012 (dollars in thousands, except per share data)

	Comparable Properties Results (1)				Acquired Properties Results (2)			Consolidated Results
	Nine Months Ended September 30,				Nine Months Ended September 30,			Nine Months Ended September 30,
			$	%			$			$	%
	2013	2012 (3)	Change	Change	2013	2012 (3)	Change	2013	2012 (3)	Change	Change
Revenues
Rental income	$74,312	$69,551	$4,761	6.8%	$43,021	$4,721	$38,300	$117,333	$74,272	$43,061	58.0%
Tenant reimbursements and other income	12,642	11,707	935	8.0%	8,415	406	8,009	21,057	12,113	8,944	73.8%
Total revenues	$86,954	$81,258	$5,696	7.0%	$51,436	$5,127	$46,309	$138,390	$86,385	$52,005	60.2%

Operating expenses:
Real estate taxes	11,289	11,031	258	2.3%	3,516	182	3,334	14,805	11,213	3,592	32.0%
Other operating expenses	5,665	5,341	324	6.1%	5,702	274	5,428	11,367	5,615	5,752	102.4%
Total operating expenses	16,954	16,372	582	3.6%	9,218	456	8,762	26,172	16,828	9,344	55.5%

Net operating income (4)	$70,000	$64,886	$5,114	7.9%	$42,218	$4,671	$37,547	112,218	69,557	42,661	61.3%

Other expenses
Depreciation and amortization								22,445	9,682	12,763	131.8%
Acquisition related costs								1,479	1,258	221	17.6%
General and administrative								8,884	5,664	3,220	56.9%
Total other expenses								32,808	16,604	16,204	97.6%
Operating income								79,410	52,953	26,457	50.0%
Interest expense								(10,484)	(4,436)	(6,048)	136.3%
Equity in earnings of an investee								219	189	30	15.9%
Income before income tax expense								69,145	48,706	20,439	42.0%
Income tax expense								(132)	—	(132)	—
Net income								$69,013	$48,706	$20,307	41.7%

Weighted average common shares outstanding								42,790	25,226

Net income per common share								$1.61	$1.93

Calculation of Funds From Operations and Normalized Funds From Operations (5)
Net income								$69,013	$48,706
Depreciation and amortization								22,445	9,682
Funds from operations								91,458	58,388
Acquisition related costs								1,479	1,258
Normalized funds from operations								$92,937	$59,646

Funds from operations per common share								$2.14	$2.31
Normalized funds from operations per common share								$2.17	$2.36

(1)             Consists of 251 properties that were owned continuously since January 1, 2012 by CWH until contributed to us on February 16, 2012.

(2)             Consists of 22 properties we acquired since our IPO. Nine of the 22 acquired properties were acquired during the 2012 period resulting in partial 2012 period results for these properties. The remaining 13 of the 22 acquired properties were acquired during the period from October 1, 2012 to September 30, 2013, resulting in only 2013 period results for these properties.

(3)             Results of operations for the nine months ended September 30, 2012 have been derived from our results for the period of time we have been a public company and from certain financial information of CWH prior to our becoming a public company.

(4)             See footnote (3) on page 15 for the definition of NOI.

(5)             See footnote (4) on page 16 for the definitions of FFO and Normalized FFO.

References to changes in the income and expense categories below relate to the comparison of consolidated results for the nine month period ended September 30, 2013, compared to the nine month period ended September 30, 2012.

Rental income.  The increase in rental income primarily reflects our acquisition of nine properties during the 2012 period and 13 properties during the period from October 1, 2012 to September 30, 2013, plus increases from rent resets at our comparable properties located in Hawaii. Rental income includes non-cash straight line rent adjustments totaling approximately $9,763 for the 2013 period and approximately $3,402 for the 2012 period, and net amortization of acquired real estate leases and assumed real estate lease obligations totaling approximately ($760) for the 2013 period and approximately ($410) for the 2012 period.

Tenant reimbursements and other income.  The increase in tenant reimbursements and other income primarily reflects our acquisition of nine properties during the 2012 period and 13 properties during the period from October 1, 2012 to September 30, 2013, plus adjustments to reduce 2011 estimated tenant reimbursement billings during the first quarter of 2012 at our comparable properties based on actual reimbursable expense amounts, plus modest increases in real estate tax and operating expense reimbursements from tenants at various comparable properties.

Real estate taxes.  The increase in real estate taxes primarily reflects our acquisition of nine properties during the 2012 period and 13 properties during the period from October 1, 2012 to September 30, 2013, plus modest valuation and rate increases throughout our comparable property portfolio.

Other operating expenses.  Other operating expenses primarily include property maintenance, environmental remediation, utilities, insurance, bad debt and property management fees.  The increase in other operating expenses primarily reflects our acquisition of nine properties during the 2012 period and 13 properties during the period from October 1, 2012 to September 30, 2013, plus the collection and reversal during the 2012 period of prior bad debt reserves, plus an increase in property management fees due to increased rents in the 2013 period at our comparable properties.

Depreciation and amortization.  The increase in depreciation and amortization primarily reflects our acquisition of nine properties during the 2012 period and 13 properties during the period from October 1, 2012 to September 30, 2013, plus an increase resulting from depreciation of capital improvements and amortization of leasing costs at our comparable properties.

Acquisition related costs.  Acquisition related costs for the 2013 period primarily reflect acquisition related costs in connection with our acquisition of six properties during the 2013 period. Acquisition related costs for the 2012 period primarily reflect acquisition related costs in connection with our acquisition of nine properties during the 2012 period.

General and administrative.  General and administrative expenses primarily include fees pursuant to our business management agreement, legal fees, audit fees, trustee fees and non-cash equity compensation awarded to our Trustees, our officers and certain other RMR employees. General and administrative expenses were allocated to us by CWH through March 12, 2012, the date we completed our IPO, and are our direct costs since that date. The increase in general and administrative expenses primarily reflects the increased costs for legal, accounting, trustees fees, internal audit expenses, share grant awards and other administrative expenses as a result of our becoming a separate public company, plus increased fees pursuant to our business management agreement resulting from our acquisition of nine properties during the 2012 period and 13 properties during the period from October 1, 2012 to September 30, 2013.

Interest expense.  The increase in interest expense reflects a larger average outstanding debt balance for the 2013 period compared to the 2012 period primarily due to financing activities including obtaining our term loan, borrowings under our revolving credit facility and the assumption of mortgage debt since completing our IPO in March 2012, partially offset by a slightly lower weighted average interest rate in the 2013 period.

Equity in earnings of an investee. Equity in earnings of an investee represents our proportionate share of earnings from our investment in AIC.

Income tax expense.  Income tax expense represents state income tax expense.

Net income.  The increase in net income for the 2013 period compared to the 2012 period reflects the changes noted above.

Weighted average common shares outstanding.  The number of common shares as of September 30, 2013 used to determine our net income per share primarily includes shares issued to CWH through February 2012, shares sold in our IPO in March 2012, shares granted to our Trustees, our officers and certain employees of our manager, RMR, in September 2012 and September 2013, shares sold in our public offering in December 2012 and shares sold in our public offering in July 2013. The increase in weighted average common shares outstanding primarily reflects these shares being outstanding for part of all of the nine month period ended September 30, 2013.

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

Cash flows provided by (used in) operating, investing and financing activities were approximately $80,203, ($297,500) and $211,464, respectively, for the nine months ended September 30, 2013, and $58,659, ($242,836) and $194,867, respectively, for the nine months ended September 30, 2012. The change in the operating activities category for the nine months ended September 30, 2013 compared to the corresponding prior year period is primarily due to increased operating cash flow from our acquisition of 22 properties since our IPO in March 2012. The change in the investing activities category for the nine months ended September 30, 2013 compared to the corresponding prior year period is primarily due to our acquisition of seven properties during the nine months ended September 30, 2013 exceeding the amounts for investing activities during the 2012 period, which primarily includes our acquisition of nine properties and our investment in AIC. The change in the financing activities category for the nine months ended September 30, 2013 compared to the corresponding prior year period is primarily due to (i) our IPO in March 2012 and initial borrowings under our revolving credit facility in connection with our IPO and related transactions, partially offset by repayment in full of the CWH Note during the 2012 period, (ii) borrowings under our revolving credit facility to fund general business operations, including our acquisitions, (iii) distributions to our common shareholders in 2013, (iv) proceeds from the term loan we obtained in July 2012 and (v) net proceeds from our July 2013 offering.

Our Investment and Financing Liquidity and Resources (dollars in thousands except per share data)

In order to fund acquisitions and to meet cash needs that may result from timing differences between our receipt of rents and our desire or need to make distributions or pay operating or capital expenses, we maintain a $750,000 revolving credit facility with a group of institutional lenders. The maturity date of our revolving credit facility is March 11, 2016 and, subject to the payment of an extension fee and meeting certain other conditions, our revolving credit facility includes an option for us to extend the stated maturity date by one year to March 11, 2017. In addition, our revolving credit facility also includes a feature under which maximum borrowings may be increased to up to $1,000,000 in certain circumstances. Borrowings under our revolving credit facility bear interest at LIBOR plus a premium. We also pay a facility fee on the total amount of lending commitments under our revolving credit facility. Both the interest rate premium and the facility fee are subject to adjustment based upon changes to our leverage or credit ratings.  At September 30, 2013, the interest rate premium on our revolving credit facility was 130 basis points and our facility fee was 30 basis points. We can borrow, repay and reborrow funds available under our revolving credit facility until maturity, and no principal repayment is due until maturity. As of September 30, 2013, the interest rate payable on borrowings under our revolving credit facility was 1.48%. As of September 30, 2013 and October 30, 2013, we had $80,000 and $94,000, respectively, outstanding under our revolving credit facility and $670,000 and $656,000, respectively available to borrow under our revolving credit facility.

We have a $350,000 unsecured term loan that matures on July 11, 2017 and is prepayable by us at any time without penalty.  In addition, the term loan includes a feature under which maximum borrowings may be increased to up to $700,000 in certain circumstances. As of September 30, 2013, the interest rate payable on borrowings under our term loan was 1.73%.

As of September 30, 2013, we had $14,540 of cash and cash equivalents. We expect to use cash balances, borrowings under our revolving credit facility, net proceeds from offerings of equity or debt securities and the cash flow from our operations to fund debt repayments, future property acquisitions and other general business purposes.

When significant amounts are outstanding under our revolving credit facility, or as the maturity of our revolving credit facility and term loan approaches, we expect to explore alternatives for repaying or refinancing such amounts. Such alternatives may include incurring additional term debt, issuing new equity securities, extending the maturity of our revolving credit facility and entering into a new or expanded revolving credit facility. Although we cannot provide assurance that we will be successful in consummating any particular type of financing, we believe that we will have access to financing, such as debt and equity offerings, to fund future acquisitions and capital expenditures and to pay our obligations.  We currently have an effective shelf registration statement that allows us to issue public securities on an expedited basis, but it does not assure that there will be buyers for such securities.

The completion and the costs of any future financings will depend primarily upon market conditions. In particular, the feasibility and cost of any future debt financings will depend primarily on credit markets and our then current creditworthiness. We have no control over market conditions. Potential lenders in future debt transactions will evaluate our creditworthiness and our ability to fund required debt service and repay principal balances when they become due by reviewing our results of operations, financial condition, business practices and plans and our ability to maintain our earnings, to stagger our debt maturities and to balance our use of debt and equity capital so that our financial performance and leverage ratios afford us flexibility to withstand any reasonably anticipated adverse changes. We intend to conduct our business activities in a manner which will continue to afford us reasonable access to capital for investment and financing activities, but we cannot provide assurance that we will be able to successfully carry out this intention.

In February 2013, we paid a $0.42 per share distribution to our common shareholders. In April 2013, we announced a new quarterly distribution rate of $0.44 per share which we paid in May 2013 and again in August 2013. We funded these distributions using existing cash balances and borrowings under our revolving credit facility.  In October 2013, we announced a new quarterly distribution rate of $0.46 per share and declared a distribution payable to our common shareholders of record on October 24, 2013, at the new quarterly distribution rate. We expect to pay this distribution on or about November 20, 2013 using existing cash balances and borrowings under our revolving credit facility.

During the three and nine months ended September 30, 2013 and 2012, amounts capitalized for tenant improvements, leasing costs, building improvements and development and redevelopment activities were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013		2012
Tenant improvements (1)	$679	$111	$1,573		$217
Leasing costs (2)	176	221	1,344		997
Building improvements (3)	137	84	222		283
Development, redevelopment and other activities (4)	691	305	759	(5)	520
	$1,683	$721	$3,898		$2,017

(1)         Tenant improvements include capital expenditures used to improve tenants’ space or amounts paid directly to tenants to improve their space.

(2)         Leasing costs include leasing related costs, such as brokerage commissions and tenant inducements.

(3)         Building improvements generally include: (i) expenditures to replace obsolete building components and (ii) expenditures that extend the useful life of existing assets.

(4)         Development, redevelopment and other activities generally include (i) major capital expenditures that are identified at the time of a property acquisition and incurred within a short time period after acquiring the property and (ii) major capital expenditure projects that reposition a property or result in new sources of revenues.

(5)         Includes defective building materials received and accrued during the fourth quarter of 2012 that were returned to the supplier during the first quarter of 2013.

During the three months ended September 30, 2013, commitments made for expenditures, such as tenant improvements and leasing costs in connection with leasing space, were as follows (dollars and square feet in thousands, except per square foot amounts):

Totals
Square feet leased during the period	72
Total leasing costs and concession commitments (1)	$32
Total leasing costs and concession commitments per square foot (1)	$0.44
Weighted average lease term by square feet (years)	10.4
Total leasing costs and concession commitments per square foot per year (1)	$0.04

(1)         Includes commitments made for leasing expenditures and concessions, such as tenant improvements, leasing commissions, tenant reimbursements and free rent.

Off Balance Sheet Arrangements

As of September 30, 2013, we had no off balance sheet arrangements that have had or that we expect would be reasonably likely to have a future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Debt Covenants

Our principal debt obligations at September 30, 2013 were borrowings outstanding under our revolving credit facility, our term loan and two secured mortgage loans assumed in connection with certain of our acquisitions.  Our mortgage loans are non-recourse, subject to certain limited exceptions, and do not contain any material financial covenants.  Our revolving credit facility agreement and our term loan agreement contain a number of covenants which restrict our ability to incur debts in excess of calculated amounts, restrict our ability to make distributions under certain circumstances and generally require us to maintain certain financial ratios. Our revolving credit facility and term loan provide for acceleration of payment of all amounts outstanding upon the occurrence and continuation of certain events of default or upon a change of control, including a termination of the business management agreement or property management agreement with RMR. We believe we were in compliance with all of our terms and covenants under our revolving credit facility agreement and our term loan agreement at September 30, 2013.

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

Related Person Transactions (dollars in thousands)

We have relationships and historical and continuing transactions with our Trustees, our executive officers, RMR, CWH, AIC and other companies to which RMR provides management services and others affiliated with them.  For example, we have no employees and personnel and various services we require to operate our business are provided to us by RMR pursuant to management agreements; and RMR is owned by our Managing Trustees.  Also, as a further example, we have relationships with other companies to which RMR provides management services and which have trustees, directors and officers who are also trustees, directors or officers of ours or RMR, including: CWH, which previously wholly owned us, which currently is our largest shareholder and which transferred 251 properties to us in connection with our IPO; and we, RMR, CWH and five other companies to which RMR provides management services each currently own 12.5% of AIC, and we and the other shareholders of AIC have property insurance in place providing $500,000 of coverage pursuant to an insurance program arranged by AIC and with respect to which AIC is a reinsurer of certain coverage amounts.  For further information about these and other such relationships and related person transactions, please see Note 8 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.  In addition, for more information about these transactions and relationships, please see elsewhere in this Quarterly Report on Form 10-Q, including “Warning Concerning Forward Looking Statements” in Part I, and our Annual Report, our definitive Proxy Statement for the Annual Meeting of Shareholders held on May 13, 2013, or our Proxy Statement, our Current Report on Form 8-K dated September 20, 2013, and our other filings with the Securities and Exchange Commissions, or SEC, including Note 9 to our consolidated financial statements included in our Annual Report, the sections captioned “Business,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Related Person Transactions” and “Warning Concerning Forward Looking Statements” of our Annual Report and the section captioned “Related Person Transactions and Company Review of Such Transactions” and the information regarding our Trustees and executive officers in our Proxy Statement.  In addition, please see the section captioned “Risk Factors” of our Annual Report for a description of risks that may arise as a result of these and other related person transactions and relationships.  Our filings with the SEC, including our Annual Report and our Proxy Statement, are available at the SEC’s website at www.sec.gov.  Copies of certain of our agreements with these related parties, including our business management agreement and property management agreement with RMR, various agreements we have entered into with CWH and our shareholders agreement with AIC and its shareholders, are publicly available as exhibits to our public filings with the SEC and accessible at the SEC’s website.

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

At September 30, 2013, our outstanding fixed rate debt consisted of the following mortgage notes:

		Annual	Annual		Interest
	Principal	Interest	Interest		Payments
Debt	Balance (1)	Rate (1)	Expense (1)	Maturity	Due
Mortgage note	$18,286	5.950%	$1,088	2017	Monthly
Mortgage note	7,500	5.689%	427	2016	Monthly
	$25,786		$1,515

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

Changes in market interest rates would affect the fair value of our fixed rate debt obligations; increases in market interest rates decrease the fair value of our fixed rate debt, while decreases in market interest rates increase the fair value of our fixed rate debt. Based on the balances outstanding at September 30, 2013, and discounted cash flow analyses through the respective maturity dates, and assuming no other changes in factors that may affect the fair value of our fixed rate debt obligations, a hypothetical immediate 100 bps change in interest rates would change the fair value of those obligations by approximately $860.

At September 30, 2013, our floating rate debt consisted of a combined total of $430,000 outstanding under our revolving credit facility and our term loan.

Our revolving credit facility matures in March 2016 and, subject to our meeting certain conditions, including our payment of an extension fee, we have the option to extend the stated maturity date by one year to March 2017.  No principal repayments are required under our revolving credit facility or term loan prior to maturity, and prepayments may be made at any time without penalty.

Borrowings under our revolving credit facility and term loan are in U.S. dollars and bear interest at LIBOR plus a premium that is subject to adjustment based upon changes to our leverage or credit ratings.  Accordingly, we are vulnerable to changes in U.S. dollar based short term rates, specifically LIBOR.  There have been recent governmental inquiries regarding the setting of LIBOR, which may result in changes to that process that could have the effect of increasing LIBOR.  In addition, upon renewal or refinancing of our revolving credit facility or our term loan, we are vulnerable to increases in interest rate premiums due to market conditions or our perceived credit risk.  Generally, a change in interest rates would not affect the value of our floating rate debt but would affect our operating results.  The following table presents the approximate impact a 100 bps increase in interest rates would have on our annual floating rate interest expense at September 30, 2013:

	Impact of an Increase in Interest Rates
			Total Interest	Annual
	Interest Rate	Outstanding	Expense	Earnings Per
	Per Year (1)	Debt	Per Year	Share Impact (2)
At September 30, 2013	1.68%	$430,000	$7,224	$0.17
100 bps increase	2.68%	$430,000	$11,524	$0.27

(1)         Weighted based on the respective interest rates and outstanding borrowings under our revolving credit facility and term loan as of September 30, 2013.

(2)         Based on the weighted average shares outstanding for the nine months ended September 30, 2013.

The following table presents the impact a 100 bps increase in interest rates would have on our annual floating rate interest expense at September 30, 2013 if we were fully drawn on our revolving credit facility and our term loan remained outstanding:

	Impact of an Increase in Interest Rates
			Total Interest	Annual
	Interest Rate	Outstanding	Expense	Earnings Per
	Per Year (1)	Debt	Per Year	Share Impact (2)
At September 30, 2013	1.56%	$1,100,000	$17,160	$0.40
100 bps increase	2.56%	$1,100,000	$28,160	$0.66

(1)         Weighted based on the respective interest rates and outstanding borrowings under our revolving credit facility and term loan as of September 30, 2013 assuming we were fully drawn.

(2)         Based on the weighted average shares outstanding for the nine months ended September 30, 2013.

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

There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

•                  OUR POLICIES AND PLANS REGARDING INVESTMENTS, FINANCINGS AND DISPOSITIONS,

•                  OUR TAX STATUS AS A REIT,

•                  OUR ABILITY TO RAISE EQUITY OR DEBT CAPITAL,

•                  OUR BELIEF THAT THERE IS A LIKELIHOOD THAT OUR SINGLE TENANT LESSEES WILL EXTEND OR RENEW THEIR LEASES WITH US,

•                  OUR EXPECTATION THAT THERE ARE SIGNIFICANT INVESTMENT OPPORTUNITIES IN SINGLE TENANT, NET LEASED PROPERTIES, ESPECIALLY IN SUBURBAN AREAS, AND THAT WE WILL ACQUIRE SUCH PROPERTIES,

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

LEASED PROPERTIES, OR BECAUSE THOSE PROPERTIES MAY BE OF STRATEGIC IMPORTANCE TO THEM, MAY NOT BE REALIZED,

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

Part II.                    Other Information

Item 1. Legal Proceedings

There have been no material developments in our legal proceedings that we previously disclosed in our Annual Report, except for those developments discussed in Item II, Part 1 of our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2013.

Item 6. Exhibits

3.1                               Composite Copy of Amended and Restated Declaration of Trust, dated March 9, 2012, as amended to date. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013.)

4.1                               Form of Common Share Certificate. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012.)

10.1                        Form of Restricted Share Agreement. (Filed herewith.)

10.2                        Second Amendment to Credit Agreement, dated as of August 27, 2013, among the Company, Wells Fargo Bank, National Association, as Administrative Agent, and each of the other financial institutions party thereto. (Incorporated by reference to the Company’s Current Report on Form 8-K dated August 27, 2013.)

10.3                        First Amendment to Term Loan Agreement, dated as of August 27, 2013, among the Company, Wells Fargo Bank, National Association, as Administrative Agent, and each of the other financial institutions party thereto. (Incorporated by reference to the Company’s Current Report on Form 8-K dated August 27, 2013.)

10.4                        Overview of Restructuring of Business Management Agreement with Reit Management & Research LLC dated September 20, 2013. (Incorporated by reference to the Company’s Current Report on Form 8-K dated September 20, 2013.)

31.1                        Rule 13a-14(a) Certification. (Filed herewith.)

31.2                        Rule 13a-14(a) Certification. (Filed herewith.)

31.3                        Rule 13a-14(a) Certification. (Filed herewith.)

31.4                        Rule 13a-14(a) Certification. (Filed herewith.)

32.1                        Section 1350 Certification. (Furnished herewith.)

101.1                 The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income and Comprehensive Income, (iii) the Condensed Consolidated Statements of Cash Flows and (iv) related notes to these financial statements, tagged as blocks of text and detail. (Furnished herewith.)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SELECT INCOME REIT

By:	/s/ David M. Blackman
David M. Blackman
President and Chief Operating Officer
Dated: November 1, 2013

By:	/s/ John C. Popeo
John C. Popeo
Treasurer and Chief Financial Officer
(principal financial and accounting officer)
Dated: November 1, 2013