Form 10-K
period 2013-12-31
Select Income REIT
filed 2014-02-21
CIK 1537667

Use these links to rapidly review the document

PART IV

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
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

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

         Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         The aggregate market value of the voting common shares of beneficial ownership, $.01 par value, or common shares, of the registrant held by non-affiliates was $484.2 million based on the $28.04 closing price per common share on the New York Stock Exchange on June 28, 2013. For purposes of this calculation, an aggregate of 26,031 common shares held directly by, or by affiliates of, the trustees and the officers of the registrant, plus 22,000,000 common shares held by CommonWealth REIT, have been included in the number of common shares held by affiliates.

         Number of the registrant's common shares outstanding as of February 18, 2014: 49,832,477.

         References in this Annual Report on Form 10-K to the "Company", "SIR", "we", "us" or "our" mean Select Income REIT and its consolidated subsidiaries, unless the context otherwise requires.

DOCUMENTS INCORPORATED BY REFERENCE

         Certain information required by Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K is incorporated by reference to our definitive Proxy Statement for the 2014 Annual Meeting of Shareholders, or our definitive Proxy Statement, to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year ended December 31, 2013.

WARNING CONCERNING FORWARD LOOKING STATEMENTS

        THIS ANNUAL REPORT ON FORM 10-K CONTAINS STATEMENTS THAT CONSTITUTE FORWARD LOOKING STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 AND OTHER SECURITIES LAWS. ALSO, WHENEVER WE USE WORDS SUCH AS "BELIEVE", "EXPECT", "ANTICIPATE", "INTEND", "PLAN", "ESTIMATE" OR SIMILAR EXPRESSIONS, WE ARE MAKING FORWARD LOOKING STATEMENTS. THESE FORWARD LOOKING STATEMENTS ARE BASED UPON OUR PRESENT INTENT, BELIEFS OR EXPECTATIONS, BUT FORWARD LOOKING STATEMENTS ARE NOT GUARANTEED TO OCCUR AND MAY NOT OCCUR. FORWARD LOOKING STATEMENTS IN THIS REPORT RELATE TO VARIOUS ASPECTS OF OUR BUSINESS, INCLUDING:

  •
  THE LIKELIHOOD THAT OUR TENANTS WILL PAY RENT, WILL EXTEND OR RENEW THEIR LEASES, ENTER INTO NEW LEASES OR BE AFFECTED BY CYCLICAL ECONOMIC CONDITIONS,

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

  •
  OUR ABILITY TO RAISE EQUITY OR DEBT CAPITAL,

  •
  OUR ABILITY TO PAY INTEREST ON AND PRINCIPAL OF OUR DEBT,

  •
  OUR TAX STATUS AS A REAL ESTATE INVESTMENT TRUST, OR REIT,

  •
  THE CREDIT QUALITIES OF OUR TENANTS, AND

  •
  OTHER MATTERS.

        OUR ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE CONTAINED IN OR IMPLIED BY OUR FORWARD LOOKING STATEMENTS AS A RESULT OF VARIOUS FACTORS. FACTORS THAT COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR FORWARD LOOKING STATEMENTS AND UPON OUR BUSINESS, RESULTS OF OPERATIONS, FINANCIAL CONDITION, FUNDS FROM OPERATIONS, OR FFO, NORMALIZED FUNDS FROM OPERATIONS, OR NORMALIZED FFO, NET OPERATING INCOME, OR NOI, CASH FLOWS, LIQUIDITY AND PROSPECTS INCLUDE, BUT ARE NOT LIMITED TO:

  •
  THE IMPACT OF CHANGES IN THE ECONOMY AND THE CAPITAL MARKETS ON US AND OUR TENANTS,

  •
  COMPETITION WITHIN THE REAL ESTATE INDUSTRY, PARTICULARLY IN THOSE MARKETS IN WHICH OUR PROPERTIES ARE LOCATED,

i

  •
  COMPLIANCE WITH, AND CHANGES TO, FEDERAL, STATE AND LOCAL LAWS AND REGULATIONS, ACCOUNTING RULES, TAX LAWS AND SIMILAR MATTERS,

  •
  LIMITATIONS IMPOSED ON OUR BUSINESS AND OUR ABILITY TO SATISFY COMPLEX RULES IN ORDER FOR US TO QUALIFY AS A REIT FOR U.S. FEDERAL INCOME TAX PURPOSES,

  •
  ACTUAL AND POTENTIAL CONFLICTS OF INTEREST WITH OUR MANAGING TRUSTEES, COMMONWEALTH REIT AND ITS SUBSIDIARIES, OR CWH, REIT MANAGEMENT & RESEARCH LLC, OR RMR, AFFILIATES INSURANCE COMPANY, OR AIC, AND THEIR RELATED PERSONS AND ENTITIES, AND

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

  •
  RENTS THAT WE CAN CHARGE AT OUR PROPERTIES MAY DECLINE BECAUSE OF CHANGING MARKET CONDITIONS OR OTHERWISE,

  •
  A MAJORITY OF OUR HAWAII PROPERTIES ARE LANDS LEASED FOR RENTS THAT ARE PERIODICALLY RESET BASED ON FAIR MARKET VALUES. THIS ANNUAL REPORT ON FORM 10-K STATES THAT REVENUES FROM OUR PROPERTIES IN HAWAII HAVE GENERALLY INCREASED DURING OUR AND CWH'S PRIOR OWNERSHIP AS THE LEASES FOR THOSE PROPERTIES HAVE BEEN RESET OR RENEWED. THERE CAN BE NO ASSURANCE THAT REVENUES FROM OUR HAWAII PROPERTIES WILL INCREASE AS A RESULT OF FUTURE RENT RESETS OR LEASE RENEWALS, AND FUTURE RESET RENTS COULD DECREASE,

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

  •
  WE BELIEVE THAT OUR CONTINUING RELATIONSHIPS WITH RMR, CWH, AIC, AND THEIR AFFILIATED AND RELATED PERSONS AND ENTITIES MAY BENEFIT US AND PROVIDE US WITH COMPETITIVE ADVANTAGES IN OPERATING AND GROWING OUR BUSINESS. IN FACT, THE ADVANTAGES WE BELIEVE WE MAY REALIZE FROM THESE RELATIONSHIPS MAY NOT MATERIALIZE, AND

  •
  THIS ANNUAL REPORT ON FORM 10-K STATES THAT THE MARGIN USED TO DETERMINE INTEREST AND THE FACILITY FEE WE PAY ON OUR REVOLVING CREDIT FACILITY AND TERM LOAN MAY BE BASED ON OUR CREDIT RATINGS. WE DO NOT CURRENTLY HAVE ANY CREDIT RATINGS. THERE CAN BE NO ASSURANCES THAT WE WILL OBTAIN CREDIT RATINGS IN THE FUTURE OR WHAT THOSE RATINGS MAY BE.

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

SELECT INCOME REIT

2013 FORM 10-K ANNUAL REPORT

PART I

Item 1.    Business

Our Company

        We are a real estate investment trust, or REIT, organized under Maryland law that primarily owns and invests in single tenant, net leased properties. We completed our initial public offering, or IPO, on March 12, 2012, or the Closing Date. At that time, we owned 30 properties (251 buildings, leasable lands and easements), or the Initial Properties, with a total of approximately 21.4 million rentable square feet. These Initial Properties were owned by CWH until they were contributed to us by CWH on February 16, 2012. In return for these properties, we issued to CWH: (i) 22,000,000 of our common shares of beneficial interest, $.01 par value per share, or common shares (including 1,000 common shares initially issued to CWH on December 21, 2011 in connection with our formation), and (ii) a $400 million demand promissory note, or the CWH Note.

        As of December 31, 2013, we owned 48 properties (278 buildings, leasable lands and easements) with approximately 26.1 million rentable square feet that were approximately 95.5% leased (based on rentable square feet). These properties consisted of (i) 11 properties (229 buildings, leasable lands and easements) located on the island of Oahu, HI, or our Hawaii Properties, which included approximately 17.8 million rentable square feet that are primarily leased to industrial and commercial tenants and (ii) 37 office and industrial properties (49 buildings) with approximately 8.3 million square feet located in 19 states throughout the mainland United States, or our Mainland Properties. As of December 31, 2013, our properties were leased to 264 different tenants, with a weighted average remaining lease term (based on annualized rental revenue) of approximately 10.8 years.

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

        Our Mainland Properties generally consist of properties that are net leased to single tenants. Because of the capital many of these tenants have invested in improvements and because many of our properties appear to have strategic importance to the tenants' businesses, we believe that there is a greater likelihood that these tenants are likely to renew or extend their leases when they expire as compared to tenants in a property with multiple tenants. However, we also believe that if a building previously occupied by a single tenant becomes vacant, it may take longer and cost more to locate a replacement tenant than when space becomes vacant in a multi-tenant property because in place improvements designed specifically for the needs of the prior single tenant may not suit a replacement tenant's needs.

        Whenever we extend, renew or enter into new leases for our properties, we intend to seek rents which are equal to or higher than our historical rents for the same properties; however, our ability to maintain or increase the rents for our properties will depend in large part upon market conditions which are beyond our control.

        We currently intend to expand our investments by primarily acquiring additional single tenant, net leased properties throughout the Mainland United States and we expect to use the extensive nationwide resources of RMR to locate and acquire such properties. However, during most of the past 12 months property pricing has increased as a result of increased availability of debt and equity capital making it more difficult for us to find appropriately priced properties that meet our investment criteria. One of our goals in acquiring additional properties will be to further diversify our sources of rents and thus improve the security of our revenues. Another goal will be to purchase properties that produce rents, less property operating expenses, that are greater than our capital costs to acquire the properties and, accordingly, allow us to increase distributions to our shareholders over time. We expect that most of our acquisition efforts will focus on office and industrial properties; however, we may consider acquiring other types of properties, including properties which are net leased to single tenants for retail uses and special purpose properties specifically suited to particular tenants' requirements. We also may acquire additional properties in Hawaii, but we currently expect this will not be a significant part of our future acquisitions because there are limited opportunities to acquire properties in Hawaii, especially to acquire lands which are leased to third party tenants.

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

  •
  the location and type of property;

  •
  the pricing of comparable properties as evidenced by recent market sales; and

  •
  our weighted average long term cost of capital compared to projected return metrics on the property.

        Our Board of Trustees may change our investment policies at any time without a vote of, or notice to, our shareholders. Although we have no current intention to do so, we may in the future adopt policies with respect to investments in real estate mortgages or securities of other entities engaged in real estate activities.

Our Disposition Policies

        We may, from time to time, decide to sell certain of our properties. We expect our decision to sell properties in the future will be based upon the following considerations, among others, which may be relevant to a particular property at a particular time:

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

  •
  our evaluation of the costs associated with finding a replacement tenant, to include tenant improvements, leasing concessions, the cost to operate the property while vacant, and building improvement capital compared to the projected return from future rents and the projected value of the property compared to our total investment.

  •
  the proposed sale price; and

  •
  the existence of alternative sources, uses or needs for capital.

        Our Board of Trustees may change our disposition policies at any time without a vote of, or notice to, our shareholders.

Our Financing Policies

        To qualify for taxation as a REIT under the Internal Revenue Code of 1986, as amended, or the IRC, we must distribute at least 90% of our annual REIT taxable income (excluding capital gains) and satisfy a number of organizational and operational requirements. Accordingly, we generally will not be able to retain sufficient cash from operations to repay debts, invest in properties and fund acquisitions. Instead, we expect to repay our debts, invest in our properties and fund acquisitions by borrowing, issuing equity securities or using retained cash from operations which may exceed our distributions. Since our IPO, our growth has been primarily financed by borrowings under our revolving credit facility and term loan and by equity issuances in addition to our cash generated by our operations. When we have significant borrowings outstanding under our revolving credit facility and as the maturities of our revolving credit facility and term loan approach, we expect to continue to refinance such indebtedness with equity issuances or new debt. We will decide when and whether to issue equity or new debt depending upon market conditions. Because our ability to raise capital may depend, in large part, upon market conditions, we can provide you no assurance that we will be able to raise sufficient capital to repay our debt or to fund our growth strategy.

        We currently have a $750.0 million unsecured revolving credit facility that we use for working capital and general business purposes and for acquisition funding on an interim basis until we may refinance with equity or term debt. In some instances, we may assume outstanding mortgage debt in connection with our acquisition of properties or place new mortgages on properties we own. For more information regarding our financing sources and activities, please see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Our Investment and Financing Liquidity and Resources" of this Annual Report on Form 10-K.

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

Our History

        We were formerly a wholly owned subsidiary of CWH, a NYSE-listed REIT that primarily owns office properties. CWH created us to concentrate its ownership of certain net leased lands located in Hawaii that CWH purchased in 2003 and 2005 and other single tenant, net leased properties. On

February 16, 2012, CWH contributed the Initial Properties to us and in return we issued to CWH: (i) 22,000,000 common shares (including 1,000 common shares initially issued to CWH on December 21, 2011 in connection with our formation); and (ii) the CWH Note. On March 6, 2012, we publicly offered 8,000,000 common shares in our IPO. The sale of those common shares and an additional 1,200,000 common shares pursuant to the full exercise of the underwriters' option to purchase additional shares closed on March 12, 2012, and we became a public company. Simultaneous with the closing of our IPO, we entered into a $500.0 million revolving credit facility which has subsequently been increased to $750.0 million and which is available for our general business purposes, including acquisitions. We used the net proceeds from our IPO and borrowings under our revolving credit facility to repay in full the CWH Note and to reimburse CWH for costs that CWH incurred in connection with our organization and preparation for our IPO. As of the date of this Annual Report on Form 10-K, CWH owns approximately 44.1% of our outstanding common shares.

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

  Mainland Office and Industrial Leases

        In general, our office and industrial properties located on the mainland United States include buildings that are net leased to single tenants. The leases require that the tenants pay fixed annual rents on a monthly basis, and also pay or reimburse us for all, or substantially all, the property level operating expenses and capital expenditures, such as real estate taxes, insurance, utilities, maintenance and repairs. Some of these leases provide for periodic fixed increases of base rent. Certain leases for our buildings at our Mainland Properties require us to maintain the roof, exterior walls, foundation and other structural elements of the buildings at our expense.

Environmental Matters

        Ownership of real estate is subject to risks associated with environmental hazards. We may be liable for environmental hazards at, or migrating from, our properties, including those created by prior owners or occupants, existing tenants, abutters or other persons. Various federal and state laws impose liabilities upon property owners, such as us, for any environmental damages arising from properties they own. We may be held liable for environmental investigation and clean up costs at, or near, our properties, including at sites we own and lease to our tenants. As an owner of properties which contain environmental hazards, we also may be liable to governmental agencies or third parties for costs and damages they incur arising from environmental hazards at such properties. Moreover, the costs and damages which may arise from environmental hazards are often difficult to project and may be substantial.

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

        Certain of our properties are used or have been used for industrial purposes. Though we have reviewed these and our other properties for potential environmental liabilities and have established a reserve for potential costs that may be incurred as a result of environmental contamination, no assurance can be given that we have identified all potential environmental liabilities or that our reserve will be sufficient to cover any costs we may incur relating to environmental matters. Some of these properties contain, or may have contained, or are adjacent to or near other properties that have contained or currently contain, underground storage tanks for the storage of petroleum products and other hazardous or toxic substances. The presence of these tanks creates the potential for the release of petroleum products or other hazardous or toxic substances onto our properties. In addition, certain of our properties are on, adjacent to or near other properties upon which others have engaged, or may in the future engage, in activities that may release petroleum products or other hazardous or toxic substances.

        We do not have any insurance designated to limit any losses that we may incur as a result of known or unknown environmental conditions which are not caused by an insured event, such as, for example, fire or flood. However, as of December 31, 2013, we have reserved approximately $8.1 million for potential environmental liabilities. The environmental reserve CWH applied to the Initial Properties historically did not vary significantly from year to year and the actual historical costs to remediate certain environmental issues have not deviated significantly from the corresponding reserve amount. Nevertheless, environmental exposures are difficult to assess and estimate for numerous reasons, including uncertainty about the extent of contamination, alternative treatment methods that may be applied, and location of the affected property which subjects it to differing local laws and regulations and their interpretations, as well as the time it takes to remediate contamination. In developing reserves for potential environmental liability on a property by property basis, we consider among other things, enacted laws and regulations, assessments of contamination and surrounding geology, quality of information available, currently available technologies for treatment, alternative methods of remediation and prior experience. Environmental reserves are based on estimates which are subject to significant change and are adjusted as the remediation progresses, as circumstances change and as environmental contingencies become more clearly defined and reasonably estimable. We do not believe that there are environmental conditions at any of our properties that will materially and adversely affect us. However, no assurance can be given that environmental conditions present at our properties or costs we may be required to incur in the future to address environmental contamination will not materially and adversely affect us.

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

Management

        Our day to day operations are conducted by RMR. RMR originates and presents investment and divestment opportunities to our Board of Trustees and provides management and administrative services to us. RMR is a Delaware limited liability company beneficially owned by Barry Portnoy and Adam Portnoy, our Managing Trustees. RMR has a principal place of business at Two Newton Place, 255 Washington Street, Suite 300, Newton, Massachusetts 02458-1634, and its telephone number is (617) 796-8390. RMR also acts as the manager to CWH, Government Properties Income Trust, or GOV, Hospitality Properties Trust, or HPT, and Senior Housing Properties Trust, or SNH, and provides management and other services to other private and public companies, including Five Star Quality Care, Inc., or FVE, TravelCenters of America LLC, or TA, and Sonesta International Hotels Corporation, or Sonesta. Barry Portnoy is the Chairman of RMR, and its other directors are Adam D. Portnoy, Gerard M. Martin and David J. Hegarty. As of the date of this Annual Report on Form 10-K, the executive officers of RMR are: Adam Portnoy, President and Chief Executive Officer; Jennifer B. Clark, Executive Vice President and General Counsel; David J. Hegarty, Executive Vice President and Secretary; David M. Blackman, Executive Vice President; Mark L. Kleifges, Executive Vice President; Bruce J. Mackey Jr., Executive Vice President; John G. Murray, Executive Vice President; Thomas M. O'Brien, Executive Vice President; John C. Popeo, Executive Vice President; William J. Sheehan, Executive Vice President; Ethan S. Bornstein, Senior Vice President; Richard A. Doyle, Senior Vice President; Paul V. Hoagland, Senior Vice President; Matthew P. Jordan, Senior Vice President, Treasurer and Chief Financial Officer; David M. Lepore, Senior Vice President; Andrew J. Rebholz, Senior Vice President; and Mark R. Young, Senior Vice President. David M. Blackman and John C. Popeo are also our executive officers. Messrs. Blackman and Popeo are our officers and they and other executive officers of RMR also serve as officers of other companies to which RMR provides management services.

Employees

        We have no employees. Services which would otherwise be provided by employees are provided by RMR and by our Managing Trustees and officers. As of February 18, 2014, RMR had approximately 850 full time employees in its headquarters and regional offices located throughout the United States.

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

Internet Website

        Our internet website address is www.sirreit.com. Copies of our governance guidelines, or Governance Guidelines, code of business conduct and ethics, or Code of Conduct, policy outlining procedures for handling concerns or complaints about accounting, internal accounting controls or auditing matters and the charters of our audit, compensation and nominating and governance committees are posted on our website and also may be obtained free of charge by writing to our Secretary, Select Income REIT, Two Newton Place, 255 Washington Street, Suite 300, Newton, Massachusetts 02458-1634 or at our website. We make available, free of charge, on our website, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, as soon as reasonably practicable after these forms are filed with, or furnished to, the SEC. Any shareholder or other interested party who desires to communicate with our non-management Trustees, individually or as a group, may do so by filling out a report on our website. Our Board of Trustees also provides a process for security holders to send communications to the entire Board of Trustees. Information about the process for sending communications to our Board of Trustees can be found on our website. Our website address and the website addresses of one or more unrelated third parties are included several times in this Annual Report on Form 10-K as textual references only and the information in any such website is not incorporated by reference into this Annual Report on Form 10-K.

FEDERAL INCOME TAX CONSIDERATIONS

        The following summary of United States federal income tax considerations is based on existing law, and is limited to investors who own our shares as investment assets rather than as inventory or as property used in a trade or business. The summary does not discuss all of the particular tax consequences that might be relevant to you if you are subject to special rules under federal income tax law, for example if you are:

  •
  a bank, insurance company or other financial institution;

  •
  a regulated investment company or REIT;

  •
  a subchapter S corporation;

  •
  a broker, dealer or trader in securities or foreign currency;

  •
  a person who marks-to-market our shares;

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

  •
  a United States expatriate; or

  •
  except as specifically described in the following summary, a trust, estate, tax-exempt entity or foreign person.

        The sections of the IRC that govern the federal income tax qualification and treatment of a REIT and its shareholders are complex. This presentation is a summary of applicable IRC provisions, related rules and regulations and administrative and judicial interpretations, all of which are subject to change, possibly with retroactive effect. Future legislative, judicial or administrative actions or decisions could also affect the accuracy of statements made in this summary. We have not received a ruling from the United States Internal Revenue Service, or the IRS, with respect to any matter described in this summary, and we cannot assure you that the IRS or a court will agree with all of the statements made in this summary. The IRS or a court could, for example, take a different position from that described in this summary with respect to our acquisitions, operations, restructurings or other matters, which, if successful, could result in significant tax liabilities for applicable parties. In addition, this summary is not exhaustive of all possible tax consequences, and does not discuss any estate, gift, state, local or foreign tax consequences. For all these reasons, we urge you and any prospective acquiror of our shares to consult with a tax advisor about the federal income tax and other tax consequences of the acquisition, ownership and disposition of our shares. Our intentions and beliefs described in this summary are based upon our understanding of applicable laws and regulations that are in effect as of the date of this Annual Report on Form 10-K. If new laws or regulations are enacted which impact us directly or indirectly, we may change our intentions or beliefs.

        Your federal income tax consequences may differ depending on whether or not you are a "U.S. shareholder." For purposes of this summary, a "U.S. shareholder" is a beneficial owner of our shares who is:

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

  •
  an estate the income of which is subject to federal income taxation regardless of its source; or

  •
  a trust if a court within the United States is able to exercise primary supervision over the administration of the trust and one or more United States persons have the authority to control all substantial decisions of the trust, or, to the extent provided in Treasury regulations, a trust in existence on August 20, 1996 that has elected to be treated as a domestic trust;

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

Taxation as a REIT

        We have elected to be taxed as a REIT under Sections 856 through 860 of the IRC, commencing with our taxable year ended December 31, 2012. Our REIT election, assuming continuing compliance with the then applicable qualification tests, will continue in effect for subsequent taxable years. Although no assurance can be given, we believe that we have been organized and have operated, and will continue to be organized and to operate, in a manner that qualified and will continue to qualify us to be taxed under the IRC as a REIT. For periods ending on or before the date we ceased to be wholly owned by CWH, each of us and any of our then existing subsidiaries was at all times either a qualified REIT subsidiary of CWH within the meaning of Section 856(i) of the IRC or a noncorporate entity that for federal income tax purposes was not treated as separate from CWH under Treasury regulations issued under Section 7701 of the IRC. During such periods, we and any of our then existing subsidiaries were not taxpayers separate from CWH for federal income tax purposes. For those periods, CWH remains, pursuant to the transaction agreement we entered into with CWH at the time of our IPO, which we refer to as the transaction agreement, solely responsible for the federal income tax with respect to our assets, liabilities and items of income, deduction and credit, as well as the federal income tax filings in respect of our and any of our then existing subsidiaries' operations.

        As a REIT, we generally are not subject to federal income tax on our net income distributed as dividends to our shareholders. Distributions to our shareholders generally are included in their income as dividends to the extent of our current or accumulated earnings and profits. Our dividends are not generally entitled to the preferential tax rates on qualified dividend income, but a portion of our dividends may be treated as capital gain dividends or as qualified dividend income, all as explained below. No portion of any of our dividends is eligible for the dividends received deduction for corporate shareholders. Distributions in excess of current or accumulated earnings and profits generally are treated for federal income tax purposes as returns of capital to the extent of a recipient shareholder's basis in our shares, and will reduce this basis. Our current or accumulated earnings and profits are generally allocated first to distributions made on our preferred shares, of which there are none outstanding at this time, and thereafter to distributions made on our common shares. For all these purposes, our distributions include both cash distributions and any in kind distributions of property that we might make.

        Our counsel, Sullivan & Worcester LLP, has provided to us an opinion that we have been organized and have qualified as a REIT under the IRC for our 2012 through 2013 taxable years, and that our current investments and current and anticipated plan of operation will enable us to continue to meet the requirements for qualification and taxation as a REIT under the IRC. Our counsel's opinions are conditioned upon the assumption that our leases, our declaration of trust and all other legal documents to which we are or have been a party have been and will be complied with by all parties to those documents, upon the accuracy and completeness of the factual matters described in this Annual Report on Form 10-K and upon representations made by us as to certain factual matters relating to our organization and operations and our expected manner of operation. If this assumption or a representation is inaccurate or incomplete, our counsel's opinions may be adversely affected and may not be relied upon. The opinions of our counsel are based upon the law as it exists today, but the law may change in the future, possibly with retroactive effect. Given the highly complex nature of the rules governing REITs, the ongoing importance of factual determinations, and the possibility of future changes in our circumstances, no assurance can be given by Sullivan & Worcester LLP or us that we will qualify as or be taxed as a REIT for any particular year. Any opinion of Sullivan & Worcester LLP as to our qualification or taxation as a REIT will be expressed as of the date issued. Our counsel will have no obligation to advise us or our shareholders of any subsequent change in the matters stated, represented or assumed or of any subsequent change in the applicable law. Also, the opinions of our counsel are not binding on either the IRS or a court, and either could take a position different from that expressed by our counsel.

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

  •
  If we acquire an asset from a corporation in a transaction in which our basis in the asset is determined by reference to the basis of the asset in the hands of a present or former C corporation, and if we subsequently recognize gain on the disposition of this asset during a specified period (generally ten years) beginning on the date on which the asset ceased to be owned by the C corporation, then we will pay tax at the highest regular corporate tax rate, which is currently 35%, on the lesser of the excess of the fair market value of the asset over the C corporation's basis in the asset on the date the asset ceased to be owned by the C corporation, or the gain we recognize in the disposition.

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

  •
  If and to the extent we invest in properties in foreign jurisdictions, our income from those properties will generally be subject to tax in those jurisdictions. If we continue to operate as we do, then we will distribute all of our taxable income to our shareholders such that we will generally not pay federal income tax. As a result, we cannot recover the cost of foreign income taxes imposed on our foreign investments by claiming foreign tax credits against our federal income tax liability. Also, as a REIT, we cannot pass through to our shareholders any foreign tax credits.

        If we fail to qualify as a REIT or elect not to qualify as a REIT, then we will be subject to federal income tax in the same manner as a regular C corporation. Further, as a regular C corporation, distributions to our shareholders will not be deductible by us, nor will distributions be required under the IRC. Also, to the extent of our current and accumulated earnings and profits, all distributions to our shareholders will generally be taxable as ordinary dividends potentially eligible for the preferential tax rates discussed below in "Taxation of U.S. Shareholders" and, subject to limitations in the IRC, will be potentially eligible for the dividends received deduction for corporate shareholders. Finally, we will generally be disqualified from qualification as a REIT for the four taxable years following the taxable year in which the termination is effective. Our failure to qualify as a REIT for even one year could result in reduction or elimination of distributions to our shareholders, or in our incurring substantial indebtedness or liquidating substantial investments in order to pay the resulting corporate-level taxes. The IRC provides relief provisions under which we might avoid automatically ceasing to be a REIT for failure to meet specified REIT requirements, all as discussed in more detail below.

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

Section 856(b) of the IRC provides that conditions (1) through (4) must be met during the entire taxable year and that condition (5) must be met during at least 335 days of a taxable year of 12 months, or during a proportionate part of a taxable year of less than 12 months. Section 856(h)(2) of the IRC provides that neither condition (5) nor (6) need to have been met during our first taxable year as a REIT. We believe that we have met conditions (1) through (7) during each of the requisite periods ending on or before the close of our most recently completed taxable year, and that we will continue to meet these conditions in future taxable years. There can, however, be no assurance in this regard.

        By reason of condition (6), we will fail to qualify as a REIT for a taxable year if at any time during the last half of a year (except for our first taxable year as a REIT) more than 50% in value of our outstanding shares is owned directly or indirectly by five or fewer individuals. To help comply with condition (6), our declaration of trust restricts transfers of our shares that would otherwise result in concentrated ownership positions. In addition, if we comply with applicable Treasury regulations to ascertain the ownership of our outstanding shares and do not know, or by exercising reasonable diligence would not have known, that we failed condition (6), then we will be treated as having met condition (6). However, our failure to comply with these regulations for ascertaining ownership may result in a penalty of $25,000, or $50,000 for intentional violations. Accordingly, we have complied and will continue to comply with these regulations, including requesting annually from record holders of significant percentages of our shares information regarding the ownership of our shares. Under our declaration of trust, our shareholders are required to respond to these requests for information. A shareholder who fails or refuses to comply with the request is required by Treasury regulations to submit a statement with its federal income tax return disclosing its actual ownership of our shares and other information.

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

        The IRC provides that we will not automatically fail to be a REIT if we do not meet conditions (1) through (6), provided we can establish that such failure was due to reasonable cause and not due to willful neglect. Each such excused failure will result in the imposition of a $50,000 penalty instead of REIT disqualification. It is impossible to state whether in all circumstances we would be entitled to the benefit of this relief provision. This relief provision applies to any failure of the applicable conditions, even if the failure first occurred in a prior taxable year.

        Our Wholly Owned Subsidiaries and Our Investments Through Partnerships.    Except in respect of taxable REIT subsidiaries as discussed below, Section 856(i) of the IRC provides that any corporation, 100% of whose stock is held by a REIT and its disregarded subsidiaries, is a qualified REIT subsidiary and shall not be treated as a separate corporation. The assets, liabilities and items of income, deduction and credit of a qualified REIT subsidiary are treated as the REIT's. We believe that each of our direct and indirect wholly owned subsidiaries, other than the taxable REIT subsidiaries discussed below, will be either a qualified REIT subsidiary within the meaning of Section 856(i) of the IRC, or a noncorporate entity that for federal income tax purposes is not treated as separate from its owner under Treasury regulations issued under Section 7701 of the IRC. Thus, except for the taxable REIT subsidiaries discussed below, in applying all the federal income tax REIT qualification requirements described in this summary, all assets, liabilities and items of income, deduction and credit of our direct and indirect wholly owned subsidiaries are treated as ours.

        We may invest in real estate through one or more entities that are treated as partnerships for federal income tax purposes, including limited or general partnerships, limited liability companies or foreign entities. In the case of a REIT that is a partner in a partnership, Treasury regulations provide that, for purposes of the REIT qualification requirements regarding income and assets discussed below, the REIT is deemed to own its proportionate share of the assets of the partnership corresponding to the REIT's proportionate capital interest in the partnership and is deemed to be entitled to the income of the partnership attributable to this proportionate share. In addition, for these purposes, the character of the assets and items of gross income of the partnership generally remains the same in the hands of the REIT. Accordingly, our proportionate share of the assets, liabilities, and items of income of each partnership in which we become a partner is treated as ours for purposes of the income tests and asset tests discussed below. In contrast, for purposes of the distribution requirement discussed below, we would take into account as a partner our share of the partnership's income as determined under the general federal income tax rules governing partners and partnerships under Sections 701 through 777 of the IRC.

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

  (1)
  be a corporation (other than a REIT) for federal income tax purposes in which we directly or indirectly own shares;

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

        In addition, any corporation (other than a REIT) in which a taxable REIT subsidiary directly or indirectly owns more than 35% of the voting power or value of the outstanding securities of such corporation will automatically be treated as a taxable REIT subsidiary. Subject to the discussion below, we believe that we and each of our taxable REIT subsidiaries have complied with, and will continue to comply with, on a continuous basis, the requirements for taxable REIT subsidiary status at all times during which the subsidiary's taxable REIT subsidiary election is reported as being in effect, and we believe that the same will be true for any taxable REIT subsidiary that we later form or acquire.

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

        Restrictions are imposed on taxable REIT subsidiaries to ensure that they will be subject to an appropriate level of federal income taxation. For example, a taxable REIT subsidiary may not deduct interest paid in any year to an affiliated REIT to the extent that the interest payments exceed, generally, 50% of the taxable REIT subsidiary's adjusted taxable income for that year. However, the taxable REIT subsidiary may carry forward the disallowed interest expense to a succeeding year, and deduct the interest in that later year subject to that year's 50% adjusted taxable income limitation. In addition, if a taxable REIT subsidiary pays interest, rent or other amounts to its affiliated REIT in an amount that exceeds what an unrelated third party would have paid in an arm's length transaction, then the REIT generally will be subject to an excise tax equal to 100% of the excessive portion of the payment. Finally, if in comparison to an arm's length transaction, a tenant has overpaid rent to the REIT in exchange for underpaying the taxable REIT subsidiary for services rendered, and if the REIT has not adequately compensated the taxable REIT subsidiary for services provided to or on behalf of a tenant, then the REIT may be subject to an excise tax equal to 100% of the undercompensation to the taxable REIT subsidiary. There can be no assurance that arrangements involving our taxable REIT subsidiaries will not result in the imposition of one or more of these deduction limitations or excise taxes, but we do not believe that we or our taxable REIT subsidiaries are or will be subject to these impositions.

        Income Tests.    There are two gross income requirements for qualification as a REIT under the IRC:

  •
  At least 75% of our gross income (excluding: (a) gross income from sales or other dispositions of property held primarily for sale; (b) any income arising from "clearly identified" hedging transactions that we enter into to manage interest rate or price changes or currency fluctuations with respect to borrowings we incur to acquire or carry real estate assets; (c) any income arising from "clearly identified" hedging transactions that we enter into primarily to manage risk of currency fluctuations relating to any item that qualifies under the 75% or 95% gross income tests (or any property that generates such income or gain); (d) real estate foreign exchange gain (as defined in Section 856(n)(2) of the IRC); and (e) income from the repurchase or discharge of indebtedness) must be derived from investments relating to real property, including "rents from real property" as defined under Section 856 of the IRC, interest and gain from mortgages on real property or on interests in real property, income and gain from foreclosure property, gain from the sale or other disposition of real property other than dealer property, or dividends and gain from shares in other REITs. When we receive new capital in exchange for our shares or in a public offering of five-year or longer debt instruments, income attributable to the temporary investment of this new capital in stock or a debt instrument, if received or accrued within one year of our receipt of the new capital, is generally also qualifying income under the 75% gross income test.

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

  •
  Rents do not qualify if the REIT owns 10% or more by vote or value of the tenant, whether directly or after application of attribution rules. While we intend not to lease property to any party if rents from that property would not qualify as rents from real property, application of the 10% ownership rule is dependent upon complex attribution rules and circumstances that may be beyond our control. For example, an unaffiliated third party's ownership directly or by attribution of 10% or more by value of our shares, as well as an ownership position in the stock of one of our tenants which, when added to our own ownership position in that tenant, totals 10% or more by vote or value of the stock of that tenant, would result in that tenant's rents not qualifying as rents from real property. Our declaration of trust disallows transfers or purported acquisitions, directly or by attribution, of our shares to the extent necessary to maintain our REIT status under the IRC. Similarly, for the purpose of CWH retaining its own REIT status under the IRC, CWH's organizational documents contain similar provisions to limit concentrated ownership of beneficial positions in CWH. Furthermore, for as long as CWH owns more than 9.8% of our outstanding shares, the transaction agreement we made with CWH provides that we and CWH will limit ownership in any of our tenants to no more than 4.9% by each party, so that our combined ownership will remain under 10%, and we and CWH have also agreed to take reasonable actions to facilitate the REIT status under the IRC of the other. Nevertheless, there can be no assurance that these provisions in our declaration of trust and in our transaction agreement with CWH will be effective to prevent our REIT status from being jeopardized under the 10% affiliated tenant rule. Furthermore, there can be no assurance that we will be able to monitor and enforce these restrictions, nor will our shareholders necessarily be aware of ownership of shares attributed to them under the IRC's attribution rules.

  •
  There is a limited exception to the above prohibition on earning "rents from real property" from a 10% affiliated tenant where the tenant is a taxable REIT subsidiary. If at least 90% of the leased space of a property is leased to tenants other than taxable REIT subsidiaries and 10% affiliated tenants, and if the taxable REIT subsidiary's rent for space at that property is substantially comparable to the rents paid by nonaffiliated tenants for comparable space at the property, then otherwise qualifying rents paid by the taxable REIT subsidiary to the REIT will not be disqualified on account of the rule prohibiting 10% affiliated tenants.

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

We believe that all or substantially all of our rents have qualified and will qualify as rents from real property for purposes of Section 856 of the IRC.

        In order to qualify as mortgage interest on real property for purposes of the 75% test, interest must derive from a mortgage loan secured by real property with a fair market value at the time the loan is made (reduced by any senior liens on the property) at least equal to the amount of the loan. If the amount of the loan exceeds the fair market value of the real property (as so reduced by senior liens), the interest will be treated as interest on a mortgage loan in a ratio equal to the ratio of the fair market value of the real property (as so reduced by senior liens) to the total amount of the mortgage loan.

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

        Other than sales of foreclosure property, any gain we realize on the sale of property held as inventory or other property held primarily for sale to customers in the ordinary course of business will be treated as income from a prohibited transaction that is subject to a penalty tax at a 100% rate. This prohibited transaction income also may adversely affect our ability to satisfy the 75% and 95% gross income tests for federal income tax qualification as a REIT. Whether property is held as inventory or primarily for sale to customers in the ordinary course of a trade or business is a question of fact that depends on all the facts and circumstances surrounding the particular transaction. We therefore cannot provide assurances as to whether or not the IRS might successfully assert that one or more of our dispositions would be subject to the 100% penalty tax. Sections 857(b)(6)(C) and (E) of the IRC provide a safe harbor pursuant to which limited sales of real property held at least two years and meeting specified additional requirements will not be treated as prohibited transactions. However, compliance with the safe harbor is not always achievable in practice.

        We believe that dispositions of assets that we might make in the future will not be subject to the 100% penalty tax, because our general intent has been and is to:

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

        In addition, if we fail the 5% value test or the 10% vote or value tests at the close of any quarter and we do not cure such failure within 30 days after the close of that quarter, that failure will nevertheless be excused if (a) the failure is de minimis and (b) within 6 months after the last day of the quarter in which we identify the failure, we either dispose of the assets causing the failure or otherwise satisfy the 5% value and 10% vote and value asset tests. For purposes of this relief provision, the failure will be "de minimis" if the value of the assets causing the failure does not exceed the lesser of (a) 1% of the total value of our assets at the end of the relevant quarter or (b) $10,000,000. If our failure is not de minimis, or if any of the other REIT asset tests have been violated, we may nevertheless qualify as a REIT if (a) we provide the IRS with a description of each asset causing the failure, (b) the failure was due to reasonable cause and not willful neglect, (c) we pay a tax equal to the greater of (1) $50,000 or (2) the highest rate of corporate tax imposed (currently 35%) on the net income generated by the assets causing the failure during the period of the failure and (d) within 6 months after the last day of the quarter in which we identify the failure, we either dispose of the assets causing the failure or otherwise satisfy all of the REIT asset tests. These relief provisions apply to any failure of the applicable asset tests, even if the failure first occurred in a year prior to the taxable year in which the failure was discovered.

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

        In addition to the other distribution requirements above, to preserve our status as a REIT we are required to timely distribute all C corporation earnings and profits that we inherit from acquired corporations.

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

        The initial tax bases and depreciation schedules for the assets we held immediately after we separated from CWH in March 2012 depend upon whether the deemed exchange that resulted from that separation was an exchange governed by Section 351 or instead Section 1001 of the IRC. Our counsel, Sullivan & Worcester LLP, provided to us an opinion that the deemed exchange should be treated as an exchange governed by Section 351 of the IRC, and we have agreed to perform and will perform all our tax reporting accordingly. This opinion was conditioned upon the assumption that the transaction agreement governing our separation had been and will be complied with by all parties thereto, upon the accuracy and completeness of the factual matters described in our Registration Statement on Form S-11 filed in connection with our IPO and upon representations made by us and CWH as to specified factual matters. Therefore, we carried over CWH's tax basis and depreciation schedule in each of the assets that we received from CWH, adjusted by the gain recognized by CWH in the deemed exchange. This conclusion regarding the applicability of Section 351 is dependent upon favorable determinations with regard to each of the following issues: (a) Section 351(e) of the IRC did not apply to the deemed exchange, or else it would have disqualified the deemed exchange from Section 351 treatment altogether; and (b) a judicial recharacterization rule, developed in Waterman Steamship v. Commissioner, 430 F.2d 1185 (5th Cir. 1970), and subsequent tax cases, did not apply to recharacterize our cash payment to CWH in the separation in a manner that renders the deemed exchange a Section 1001 transaction under the IRC. There can be no assurance that the IRS or a court would reach the same conclusion.

        If, contrary to our belief and the opinion of our counsel, the deemed exchange was taxable to CWH because Section 1001 of the IRC applied instead of Section 351 of the IRC, then we would be treated as though we acquired our initial assets from CWH in a fully taxable acquisition, thereby acquiring tax bases in these assets that would be depreciable over longer depreciable lives. In that event, we estimate that our aggregate depreciation deductions for our initial taxable year and many taxable years thereafter would be lower. If the IRS were to successfully challenge our reported depreciation methods and the associated tax reporting, then, including for purposes of qualifying for taxation as a REIT, we could be required to amend our tax reports, including those sent to our shareholders, or could be required to pay deficiency dividends, including the associated interest charge, as discussed above.

        We are entitled to depreciation deductions from our facilities only if we are treated for federal income tax purposes as the owner of the facilities. This means that the leases of the facilities must be classified for federal income tax purposes as true leases, rather than as sales or financing arrangements, and we believe this to be the case.

Taxation of U.S. Shareholders

        For noncorporate U.S. shareholders, to the extent that their total adjusted income does not exceed applicable thresholds, the maximum federal income tax rate for long-term capital gains and most corporate dividends is generally 15%. For those noncorporate U.S. shareholders whose total adjusted income exceeds the applicable thresholds, the maximum federal income tax rate for long-term capital gains and most corporate dividends is generally 20%. However, because we are not generally subject to federal income tax on the portion of our REIT taxable income distributed to our shareholders, dividends on our shares generally are not eligible for such preferential tax rates. As a result, our ordinary dividends continue to be taxed at the higher federal income tax rates applicable to ordinary income. However, the preferential federal income tax rates for long-term capital gains and for qualified dividends generally apply to:

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

        As long as we qualify as a REIT for federal income tax purposes, a distribution to our U.S. shareholders that we do not designate as a capital gain dividend generally will be treated as an ordinary income dividend to the extent of our current or accumulated earnings and profits. Distributions made out of our current or accumulated earnings and profits that we properly designate as capital gain dividends generally will be taxed as long-term capital gains, as discussed below, to the extent they do not exceed our actual net capital gain for the taxable year. However, corporate shareholders may be required to treat up to 20% of any capital gain dividend as ordinary income under Section 291 of the IRC.

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

  (4)
  each U.S. shareholder will increase its adjusted basis in our shares by the excess of the amount of its proportionate share of these retained net capital gains over the U.S. shareholder's proportionate share of the tax that we pay; and

  (5)
  both we and our corporate shareholders will make commensurate adjustments in our respective earnings and profits for federal income tax purposes.

If we elect to retain our net capital gains in this fashion, we will notify our U.S. shareholders of the relevant tax information within 60 days after the close of the affected taxable year.

        If for any taxable year we designate capital gain dividends for U.S. shareholders, then a portion of the capital gain dividends we designate will be allocated to the holders of a particular class of shares on a percentage basis equal to the ratio of the amount of the total dividends paid or made available for the year to the holders of that class of shares to the total dividends paid or made available for the year to holders of all outstanding classes of our shares. We will similarly designate the portion of any capital gain dividend that is to be taxed to noncorporate U.S. shareholders at preferential maximum rates (including any capital gains attributable to real estate depreciation recapture that are subject to a maximum 25% federal income tax rate) so that the designations will be proportionate among all outstanding classes of our shares.

        Distributions in excess of current or accumulated earnings and profits will not be taxable to a U.S. shareholder to the extent that they do not exceed the shareholder's adjusted tax basis in the shareholder's shares, but will reduce the shareholder's basis in those shares. To the extent that these excess distributions exceed a U.S. shareholder's adjusted basis in our shares, they will be included in income as capital gain, with long-term gain generally taxed to noncorporate U.S. shareholders at preferential maximum rates. No U.S. shareholder may include on his federal income tax return any of our net operating losses or any of our capital losses.

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

        A U.S. shareholder will generally recognize gain or loss equal to the difference between the amount realized and the shareholder's adjusted basis in our shares that are sold or exchanged. This gain or loss will be capital gain or loss, and will be long-term capital gain or loss if the shareholder's holding period in our shares exceeds one year. In addition, any loss upon a sale or exchange of our shares held for six months or less will generally be treated as a long-term capital loss to the extent of our long-term capital gain dividends paid on such shares during the holding period.

        U.S. shareholders who are individuals, estates or trusts are generally required to pay a 3.8% Medicare tax on their net investment income (including dividends on and gains from the sale or other disposition of our shares), or in the case of estates and trusts on their net investment income that is not distributed, in each case to the extent that their total adjusted income exceeds applicable thresholds.

        If a U.S. shareholder recognizes a loss upon a disposition of our shares in an amount that exceeds a prescribed threshold, it is possible that the provisions of Treasury regulations involving "reportable transactions" could apply, with a resulting requirement to separately disclose the loss-generating transaction to the IRS. These Treasury regulations are written quite broadly, and apply to many routine and simple transactions. A reportable transaction currently includes, among other things, a sale or exchange of our shares resulting in a tax loss in excess of (a) $10 million in any single year or $20 million in any combination of years in the case of our shares held by a C corporation or by a partnership with only C corporation partners or (b) $2 million in any single year or $4 million in any combination of years in the case of our shares held by any other partnership or an S corporation, trust or individual, including losses that flow through pass through entities to individuals. A taxpayer discloses a reportable transaction by filing IRS Form 8886 with its federal income tax return and, in the first year of filing, a copy of Form 8886 must be sent to the IRS's Office of Tax Shelter Analysis. The penalty for failing to disclose a reportable transaction is generally $10,000 in the case of a natural person and $50,000 in any other case.

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

Taxation of Tax-Exempt Shareholders

        The rules governing the federal income taxation of tax-exempt entities are complex, and the following discussion is intended only as a summary of these rules. If you are a tax-exempt shareholder, we urge you to consult with your own tax advisor to determine the impact of federal, state, local and foreign tax laws, including any tax return filing and other reporting requirements, with respect to your investment in our shares.

        Subject to the pension-held REIT rules discussed below, our distributions made to shareholders that are tax-exempt pension plans, individual retirement accounts or other qualifying tax-exempt entities should not constitute unrelated business taxable income, provided that the shareholder has not financed its acquisition of our shares with "acquisition indebtedness" within the meaning of the IRC, that the shares are not otherwise used in an unrelated trade or business of the tax-exempt entity, and that, consistent with our present intent, we do not hold a residual interest in a real estate mortgage investment conduit.

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

        From time to time, some of our distributions may be attributable to the sale or exchange of United States real property interests. However, capital gain dividends that are received by a non-U.S. shareholder, as well as dividends attributable to our sales of United States real property interests, will be subject to the taxation and withholding regime applicable to ordinary income dividends and the branch profits tax will not apply, provided that (1) these dividends are received with respect to a class of shares that is "regularly traded" on a domestic "established securities market" such as the NYSE, both as defined by applicable Treasury regulations, and (2) the non-U.S. shareholder does not own more than 5% of that class of shares at any time during the one-year period ending on the date of distribution of the applicable capital gain and United States real property interest dividends. If both of these provisions are satisfied, qualifying non-U.S. shareholders will not be subject to withholding either on capital gain dividends or on dividends that are attributable to our sales of United States real property interests as though those amounts were effectively connected with a United States trade or business, and qualifying non-U.S. shareholders will not be required to file United States federal income tax returns or pay branch profits tax in respect of these dividends. Instead, these dividends will be subject to United States federal income tax and withholding as ordinary dividends, currently at a 30% tax rate unless reduced by an applicable treaty, as discussed below. Although there can be no assurance in this regard, we believe that our common shares have been and will remain "regularly traded" on a domestic "established securities market" within the meaning of applicable Treasury regulations; however, we can provide no assurance that our shares will continue to be "regularly traded" on a domestic "established securities market" in future taxable years.

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

        A special "wash sale" rule applies to a non-U.S. shareholder who owns any class of our shares if (1) the non-U.S. shareholder owns more than 5% of that class of shares at any time during the one-year period ending on the date of the distribution described below, or (2) that class of our shares is not, within the meaning of applicable Treasury regulations, "regularly traded" on a domestic "established securities market" such as the NYSE. Although there can be no assurance in this regard, we believe that our common shares have been and will remain "regularly traded" on a domestic "established securities market" within the meaning of applicable Treasury regulations, all as discussed above; however, we can provide no assurance that our shares will continue to be "regularly traded" on a domestic "established securities market" in future taxable years. We thus anticipate this wash sale rule to apply, if at all, only to a non-U.S. shareholder that owns more than 5% of either our common shares or any class of our preferred shares. Such a non-U.S. shareholder will be treated as having made a "wash sale" of our shares if it (1) disposes of an interest in our shares during the 30 days preceding the ex-dividend date of a distribution by us that, but for such disposition, would have been treated by the non-U.S. shareholder in whole or in part as gain from the sale or exchange of a United States real property interest, and then (2) acquires or enters into a contract to acquire a substantially identical interest in our shares, either actually or constructively through a related party, during the 61-day period beginning 30 days prior to the ex-dividend date. In the event of such a wash sale, the non-U.S. shareholder will have gain from the sale or exchange of a United States real property interest in an amount equal to the portion of the distribution that, but for the wash sale, would have been a gain from the sale or exchange of a United States real property interest. As discussed above, a non-U.S. shareholder's gain from the sale or exchange of a United States real property interest can trigger increased United States taxes, such as the branch profits tax applicable to non-U.S. corporations, and increased United States tax filing requirements.

        If for any taxable year we designate capital gain dividends for our shareholders, then a portion of the capital gain dividends we designate will be allocated to the holders of a particular class of shares on a percentage basis equal to the ratio of the amount of the total dividends paid or made available for the year to the holders of that class of shares to the total dividends paid or made available for the year to holders of all outstanding classes of our shares.

        Tax treaties may reduce the withholding obligations on our distributions. Under some treaties, however, rates below 30% that are applicable to ordinary income dividends from United States corporations may not apply to ordinary income dividends from a REIT or may apply only if the REIT meets specified additional conditions. A non-U.S. shareholder must generally use an applicable IRS Form W-8, or substantially similar form, to claim tax treaty benefits. If the amount of tax withheld with respect to a distribution to a non-U.S. shareholder exceeds the shareholder's United States federal income tax liability with respect to the distribution, the non-U.S. shareholder may file for a refund of the excess from the IRS. The 35% withholding tax rate discussed above on some capital gain dividends corresponds to the maximum income tax rate applicable to corporate non-U.S. shareholders but is higher than the current preferential maximum rates on capital gains generally applicable to noncorporate non-U.S. shareholders. Treasury regulations also provide special rules to determine whether, for purposes of determining the applicability of a tax treaty, our distributions to a non-U.S. shareholder that is an entity should be treated as paid to the entity or to those owning an interest in that entity and whether the entity or its owners are entitled to benefits under the tax treaty. In the case of any in kind distributions of property, we or other applicable withholding agents will have to collect the amount required to be withheld by reducing to cash for remittance to the IRS a sufficient portion of the property that the non-U.S. shareholder would otherwise receive, and the non-U.S. shareholder may bear brokerage or other costs for this withholding procedure.

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

        If our shares are not "United States real property interests" within the meaning of Section 897 of the IRC, then a non-U.S. shareholder's gain on sale of these shares generally will not be subject to United States federal income taxation, except that a nonresident alien individual who was in the United States for 183 days or more during the taxable year may be subject to a 30% tax on this gain. Our shares will not constitute a United States real property interest if we are a "domestically controlled REIT." A domestically controlled REIT is a REIT in which at all times during the preceding five-year period less than 50% of the fair market value of the outstanding shares was directly or indirectly held by foreign persons. We believe that we have been and will remain a domestically controlled REIT and thus a non-U.S. shareholder's gain on a sale of our shares will not be subject to United States federal income taxation. However, because our shares are publicly traded, we can provide no assurance that we have been or will remain a domestically controlled REIT. If we are not a domestically controlled REIT, a non-U.S. shareholder's gain on sale of our shares will not be subject to United States federal income taxation as a sale of a United States real property interest, if that class of shares is "regularly traded," as defined by applicable Treasury regulations, on an established securities market like the NYSE, and the non-U.S. shareholder has at all times during the preceding five years owned 5% or less by value of that class of shares. In this regard, because the shares held by others may be redeemed, a non-U.S. shareholder's percentage interest in a class of our shares may increase even if it acquires no additional shares in that class. If the gain on the sale of our shares were subject to United States federal income taxation, the non-U.S. shareholder will generally be subject to the same treatment as a U.S. shareholder with respect to its gain and will be required to file a United States federal income tax return reporting that gain; in addition, a corporate non-U.S. shareholder might owe branch profits tax under Section 884 of the IRC. A purchaser of our shares from a non-U.S. shareholder will not be required to withhold on the purchase price if the purchased shares are regularly traded on an established securities market or if we are a domestically controlled REIT. Otherwise, a purchaser of our shares from a non-U.S. shareholder may be required to withhold 10% of the purchase price paid to the non-U.S. shareholder and to remit the withheld amount to the IRS.

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

If the U.S. shareholder has not provided and does not provide its correct taxpayer identification number on an IRS Form W-9 or substantially similar form, it may be subject to penalties imposed by the IRS, and we or other applicable withholding agents may have to withhold a portion of any distributions or proceeds paid to such U.S. shareholder. Unless the U.S. shareholder has established on a properly executed IRS Form W-9 or substantially similar form that it comes within an enumerated exempt category, distributions or proceeds on our shares paid to it during the calendar year, and the amount of tax withheld, if any, will be reported to it and to the IRS.

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

        Increased reporting obligations are scheduled to be imposed on non-United States financial institutions and other non-United States entities for purposes of identifying accounts and investments held directly or indirectly by United States persons. The failure to comply with these additional information reporting, certification and other specified requirements could result in withholding tax being imposed on payments of dividends and sales proceeds to applicable shareholders or intermediaries. Specifically, a 30% withholding tax is imposed on dividends on and gross proceeds from the sale or other disposition of our shares paid to a foreign financial institution or to a foreign nonfinancial entity, unless (1) the foreign financial institution undertakes applicable diligence and reporting obligations or (2) the foreign nonfinancial entity either certifies it does not have any substantial United States owners or furnishes identifying information regarding each substantial United States owner. In addition, if the payee is a foreign financial institution, it generally must enter into an agreement with the United States Department of the Treasury that requires, among other things, that it undertake to identify accounts held by applicable United States persons or United States-owned foreign entities, annually report specified information about such accounts, and withhold 30% on payments to noncertified holders. Pursuant to IRS guidance, such withholding will apply only to dividends paid after June 30, 2014 and to other "withholdable payments" (including payments of gross proceeds from a sale or other disposition of our shares) made after December 31, 2016. If you hold our shares through a non-United States intermediary or if you are a non-United States person, we urge you to consult your own tax advisor regarding foreign account tax compliance.

Other Tax Consequences

        Our tax treatment and that of our shareholders may be modified by legislative, judicial or administrative actions at any time, which actions may be retroactive in effect. The rules dealing with federal income taxation are constantly under review by Congress, the IRS and the United States Department of the Treasury, and statutory changes, new regulations, revisions to existing regulations and revised interpretations of established concepts are issued frequently. Likewise, the rules regarding taxes other than federal income taxes may also be modified. No prediction can be made as to the likelihood of passage of new tax legislation or other provisions, or the direct or indirect effect on us and our shareholders. Revisions to tax laws and interpretations of these laws could adversely affect the tax or other consequences of an investment in our shares. We and our shareholders may also be subject to taxation by state, local or other jurisdictions, including those in which we or our shareholders transact business or reside. These tax consequences may not be comparable to the federal income tax consequences discussed above.

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

        Trustees and other fiduciaries of an ERISA plan may incur personal liability for any loss suffered by the plan on account of a violation of their fiduciary responsibilities. In addition, these fiduciaries may be subject to a civil penalty of up to 20% of any amount recovered by the plan on account of a violation. Fiduciaries of any individual retirement account or annuity, or IRA, Roth IRA, tax-favored account (such as an Archer MSA, Coverdell education savings account or health savings account), Keogh Plan or other qualified retirement plan not subject to Title I of ERISA, or non-ERISA plans, should consider that the plan may only make investments that are authorized by the appropriate governing instrument.

        Fiduciaries considering an investment in our securities should consult their own legal advisors if they have any concern as to whether the investment is consistent with the foregoing criteria or is otherwise appropriate. The sale of our securities to an ERISA or non-ERISA plan is in no respect a representation by us or any underwriter of the securities that the investment meets all relevant legal requirements with respect to investments by plans generally or any particular plan, or that the investment is appropriate for plans generally or any particular plan.

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

        Each class of our shares (that is, our common shares and any class of preferred shares that we may issue) must be analyzed separately to ascertain whether it is a publicly offered security. The regulation defines a publicly offered security as a security that is "widely held," "freely transferable" and either part of a class of securities registered under the Exchange Act, or sold under an effective registration statement under the Securities Act of 1933, as amended, or the Securities Act, provided the securities are registered under the Exchange Act within 120 days after the end of the fiscal year of the issuer during which the offering occurred. Each class of our outstanding shares has been registered under the Exchange Act within the necessary time frame to satisfy the foregoing condition.

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

        There is a general trend in the office real estate sector for companies to decrease the square feet they occupy per employee and to reconfigure leased space for changed usage. This increase in utilization rates may result in a tenant renewing a lease for less square feet than they currently occupy, which could increase both the vacancy and unreimbursed operating costs at our properties.

Increasing interest rates may adversely affect us and the value of investment in our common shares.

        Interest rates have been at historically low levels and have recently increased. Increasing interest rates may adversely affect us and the value of your investment in our common shares, including in the following ways:

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

We currently have a concentration of properties on the island of Oahu, HI, which contributed approximately 43.4% of our total revenues for the year ended December 31, 2013.

        Approximately 43.4% of our total revenues for the year ended December 31, 2013 were received from our properties located on the island of Oahu, HI. Consequently, we are significantly affected by Hawaii's economy. Hawaii's economy is heavily influenced by tourism. A decline in tourism to Hawaii may affect our Hawaii tenants' ability to pay rent to us and could adversely affect us.

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

        In July 2009, the Hawaii state legislature enacted legislation which would have limited rent increases at certain of our leased industrial and commercial properties in Hawaii. In May 2010, the U.S. District Court in Hawaii ruled that this legislation violated the U.S. Constitution and was unenforceable. In October 2010, CWH entered a settlement agreement with the State of Hawaii pursuant to which the State's appeal of this decision was dismissed with prejudice in return for CWH's agreement not to pursue its attorneys' fees from the State. The Hawaii state legislature may in the future adopt laws to limit rent increases at our properties in Hawaii, and, even if we are successful in challenging such laws, the cost of doing so is likely to be more significant to us than it was to CWH because of our smaller size.

Substantially all of our properties are leased to single tenants and the large majority are leased to tenants that do not have investment ratings.

        Substantially all of our total revenues as of December 31, 2013 were from properties leased to single tenants. We expect that we will continue to derive substantially all of our revenues from single tenant properties and, therefore, the success of single tenant properties will be materially dependent on the performance of those tenants under their respective leases. Tenant defaults or failure to renew leases upon termination will adversely impact our revenues. In addition to not realizing rental income, many property level operating expenses and capital expenditures, such as real estate taxes, insurance, utilities, maintenance and repairs, other than, in certain circumstances, roof and structural element-related expenditures, are paid or reimbursed by our tenants pursuant to our leases, and a tenant default could leave us responsible for paying these expenses. Because our properties are leased to single tenants, the adverse impact of tenant defaults or non-renewals is likely to be greater than would be the case if our properties were leased to multiple tenants.

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

        In the future, we may obtain additional debt financing, and the covenants and conditions which apply to any such additional indebtedness may be more restrictive than the covenants and conditions contained in our revolving credit facility and term loan agreements. Defaults under our future debt could likely have the same consequences as described above.

We may be unable to access the capital necessary to repay our debts, invest in our properties or fund acquisitions.

        To retain our status as a REIT, we are required to distribute at least 90% of our annual REIT taxable income (excluding capital gains) and satisfy a number of organizational and operational requirements to which REITs are subject. Accordingly, we generally will not be able to retain sufficient cash from operations to repay debts, invest in our properties or fund acquisitions. Our business and growth strategies depend, in part, upon our ability to raise additional capital at reasonable costs to repay our debts, invest in our properties and fund acquisitions. Because of the volatility in the availability of capital to businesses on a global basis and the increased volatility in most debt and equity markets generally, our ability to raise reasonably priced capital is not guaranteed; we may be unable to raise reasonably priced capital because of reasons related to our business or for reasons beyond our control, such as market conditions. Additionally, since we are a recently formed company with a limited operating history, it may be more difficult for us to raise reasonably priced capital than other companies, many of which have established financing programs and, in some cases, investment grade credit ratings. Though we may manage our leverage in a way that may eventually permit us to achieve an investment grade rating, we cannot assure that we will be able to achieve an investment grade rating or when we might do so. If we are unable to achieve an investment grade rating, we believe our ability to issue reasonably priced unsecured debt may be limited. If we are unable to raise reasonably priced capital, our business and growth strategies may fail and we may be unable to remain a REIT.

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

        We do not have any insurance designated to limit any losses that we may incur as a result of known or unknown environmental conditions which are not caused by an insured event, such as, for example, fire or flood. As of December 31, 2013, we had reserved approximately $8.1 million for potential environmental liabilities. The environmental reserve CWH applied to the Initial Properties historically did not vary significantly from year to year and the actual historical costs to remediate certain environmental issues have not deviated significantly from the corresponding reserve amount. Nevertheless, environmental exposures are difficult to assess and estimate for numerous reasons, including uncertainty about the extent of contamination, alternative treatment methods that may be applied, location of the property which subjects it to differing local laws and regulations and their interpretations, as well as the time it takes to remediate contamination. In developing reserves for potential environmental liability on a property by property basis, we consider among other things, enacted laws and regulations, assessments of contamination and surrounding geology, quality of information available, currently available technologies for treatment, alternative methods of remediation and prior experience. Environmental reserves are based on estimates which are subject to significant change and are adjusted as the remediation treatment progresses, as circumstances change and as environmental contingencies become more clearly defined and reasonably estimable. We do not believe that there are environmental conditions at any of our properties that will materially and adversely affect us. However, we cannot assure that environmental conditions present at our properties or costs we may be required to incur in the future to address environmental contamination will not materially and adversely affect us.

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

  •
  costs that may be incurred relating to property maintenance and repair, and the need to make expenditures due to changes in governmental regulations, including the Americans with Disabilities Act;

  •
  legislative and regulatory developments that may occur at the federal, state and local levels that have direct or indirect impact on the ownership, leasing and operation of our properties;

  •
  property and casualty losses; and

  •
  litigation incidental to our business.

We have substantial debt obligations and may incur additional debt.

        As of December 31, 2013, we had $536.1 million in debt outstanding, which was 30.9% of our total book capitalization. Our revolving credit facility and term loan agreements permit us and our subsidiaries to incur additional debt, including secured debt. If we default in paying any of our debts or honoring our debt covenants, it may create one or more cross defaults, our debts may be accelerated and we could be forced to liquidate our assets for less than the values we would receive in a more orderly process.

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

        We are currently an emerging growth company, as defined in the JOBS Act, and we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. To the extent that we have taken or in the future take advantage of any of these exemptions, we do not know if some investors will find our common shares less attractive. The result may be a less active trading market for our common shares and the price of our common shares may be more volatile or depressed.

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

  •
  our making of distributions is subject to compliance with restrictions contained in our revolving credit facility and term loan agreements and may be subject to restrictions in future debt we may incur; and

  •
  any distributions will be made in the discretion of our Board of Trustees and will depend upon various factors that our Board of Trustees deems relevant, including our results of operations, our financial condition, debt and equity capital available to us, our expectation of our future capital requirements and operating performance, including our FFO, our Normalized FFO, restrictive covenants in our financial or other contractual arrangements (including those in our revolving credit facility and term loan agreements), tax law requirements to qualify for taxation as and remain a REIT, restrictions under Maryland law and our expected needs and availability of cash to pay our obligations.

        For these reasons, among others, our distribution rate may decline or we may cease making distributions. Also, our distributions may include a return of capital.

Risks Related to Our Relationships with CWH and RMR

CWH owns approximately 44.1% of our common shares. As a result, investors in our securities will have less influence over our business than shareholders of most other publicly owned companies.

        As of the date of this Annual Report on Form 10-K, CWH owned approximately 44.1% of our outstanding common shares. For so long as CWH continues to retain a significant ownership stake in us, CWH may be able to elect all of the members of our Board of Trustees, including our Independent Trustees, and may effectively control the outcome of shareholder actions. As a result, CWH may have the ability to control all matters affecting us, including:

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

        CWH's significant ownership in us and resulting ability to effectively control us may discourage transactions involving a change of control, including transactions in which a holder of our common shares might otherwise receive a premium for their common shares over the then current market price. CWH is currently subject to a written consent solicitation by a group of shareholders that seek to remove CWH's entire board of trustees. Should these shareholders be successful and a new CWH board of trustees be elected, CWH may pursue a different, unknown course with its equity investment in our company.

CWH's ability to sell its ownership stake in us and speculation about such possible sales may adversely affect the market price of our common shares.

        CWH is not prohibited from selling some or all of the common shares it owns. In March 2013, we entered into a registration agreement with CWH, pursuant to which we agreed to register for resale by CWH up to 22,000,000 of our common shares owned by CWH. We currently have an effective registration statement on Form S-3 that may provide for that possible resale by CWH. CWH has a history of successfully divesting certain of its properties into new REITs and then selling or distributing to its shareholders its stake in such REITs over time. In addition, speculation by the press, stock analysts, our shareholders or others regarding CWH's intention to dispose of its common shares could adversely affect the market price of our common shares. So long as CWH continues to retain significant ownership in us, the market price of our common shares may be adversely impacted. Accordingly, our common shares may be worth less than they would be if CWH did not have significant ownership in us.

We are dependent upon RMR to manage our business and implement our growth strategy.

        We have no employees. Personnel and services that we require are provided to us under contracts with RMR. Our ability to achieve our business objectives depends on RMR and its ability to manage our properties, identify and complete our acquisitions and dispositions and to execute our financing strategy. Accordingly, our business is dependent upon RMR's business contacts, its ability to successfully hire, train, supervise and manage its personnel and its ability to maintain its operating systems. If we lose the services provided by RMR or its key personnel, our business and growth prospects may decline. We may be unable to duplicate the quality and depth of management available to us by becoming internally managed or by hiring another manager. Also, in the event RMR is unwilling or unable to continue to provide management services to us, our cost of obtaining substitute services may be greater than the fees we pay RMR under our management agreements, and as a result our expenses may increase.

Our management structure and agreements and relationships with CWH and RMR may restrict our investment activities and may create conflicts of interest or the perception of such conflicts.

        RMR is authorized to follow broad operating and investment guidelines and, therefore, has discretion in determining the types of properties that will be appropriate investments for us, as well as our individual operating and investment decisions. Our Board of Trustees periodically reviews our operating and investment guidelines and our operating activities and investments but it does not review or approve each decision made by RMR on our behalf. In addition, in conducting periodic reviews, our Board of Trustees relies primarily on information provided to it by RMR. RMR is beneficially owned by our Managing Trustees, Barry Portnoy and Adam Portnoy.

        RMR also acts as the manager for CWH and three other NYSE-listed REITs: GOV, which owns properties that are majority leased to government tenants; HPT, which owns hotels and travel centers; and SNH, which primarily owns healthcare, senior living properties and medical office buildings. RMR also provides services to other publicly and privately owned companies, including FVE, which operates senior living communities; TA, which operates and franchises travel centers and convenience stores; and Sonesta, which operates, manages and franchises hotels, resorts and cruise ships. These multiple responsibilities to public companies and other businesses could create competition for the time and efforts of RMR and Messrs. Barry and Adam Portnoy. Also, RMR's multiple responsibilities to us and to other companies to which it provides managements services, including CWH, may create potential conflicts of interest, or the appearance of such conflicts of interest.

        Our management agreements were negotiated between related parties, and the terms, including the fees payable to RMR, may not be as favorable to us as they would have been if they were negotiated between unrelated parties. In our management agreements with RMR, we acknowledge that RMR may engage in other activities or businesses and act as the manager to any other person or entity (including other REITs) even though such person or entity has investment policies and objectives similar to those of ours and we are not entitled to preferential treatment in receiving information, recommendations and other services from RMR. Accordingly, we may lose investment opportunities to, and may compete for tenants with, other businesses managed by RMR

        Barry Portnoy is Chairman and an employee of RMR and Adam Portnoy is President, Chief Executive Officer and a director of RMR. All of the members of our Board of Trustees, including our Independent Trustees, are members of one or more boards of trustees or directors of other companies to which RMR provides management services. One of our Independent Trustees, William A. Lamkin, is an Independent Trustee of CWH. Our executive officers are also officers of RMR, CWH or other companies to which RMR provides management services. In addition, Adam Portnoy is President of CWH. The foregoing individuals may hold equity in or positions with other companies to which RMR provides management services. Such equity ownership and positions by our Trustees and officers could create, or appear to create, conflicts of interest with respect to matters involving us, RMR and its related parties.

Our management arrangements with RMR may discourage our change of control.

        A default under our revolving credit facility and term loan agreements would occur if RMR ceases to act as our business manager and property manager, unless waived by our lenders holding 2/3 of the aggregate credit exposure under the applicable agreement. RMR is able to terminate its management agreements with us if we experience a change of control. We may be unable to duplicate, without considerable cost increases, the quality and depth of management available to us by contracting with RMR if we become internally managed or if we contract with other parties for management services. For these reasons, our management agreements with RMR may discourage a change of control of us, including a change of control which might result in payment of a premium for our common shares.

The potential for conflicts of interest as a result of our management structure may provoke dissident shareholder activities that result in significant costs.

        In the past, in particular following periods of volatility in the overall market or declines in the market price of a company's securities, shareholder litigation, dissident shareholder trustee nominations and dissident shareholder proposals have often been instituted against companies alleging conflicts of interest in business dealings with affiliated and related persons and entities. Our relationships with CWH, RMR, AIC, the other businesses and entities to which RMR provides management services, Barry Portnoy and Adam Portnoy and with other related parties of RMR may precipitate such activities. These activities, if instituted against us, could result in substantial costs and a diversion of our management's attention even if the action is unfounded.

We may experience losses from our business dealings with AIC.

        We have invested approximately $5.3 million in AIC, we have purchased substantially all our property insurance in a program designed and reinsured in part by AIC, and we periodically consider the possibilities for expanding our relationship with AIC to other types of insurance. We, RMR, CWH and five other companies to which RMR provides management services each own 12.5% of AIC, and we and those other AIC shareholders participate in a combined insurance program designed and reinsured in part by AIC. Our principal reason for investing in AIC and for purchasing insurance in these programs is to seek to improve our financial results by obtaining improved insurance coverages at lower costs than may be otherwise available to us or by participating in any profits which we may realize as an owner of AIC. While we believe we have in the past benefitted from these arrangements, these beneficial financial results may not occur in the future, and we may need to invest additional capital in order to continue to pursue these results. AIC's business involves the risks typical of an insurance business, including the risk that it may not operate profitably. Accordingly, financial benefits from our business dealings with AIC may not be achieved in the future, and we may experience losses from these dealings.

Risks Related to Our Organization and Structure

Ownership limitations and certain provisions in our declaration of trust and bylaws, as well as certain provisions of Maryland law, may deter, delay or prevent a change in our control or unsolicited acquisition proposals.

        Our declaration of trust prohibits any shareholder other than CWH and RMR and their affiliates, and certain persons who have been exempted by our Board of Trustees, from owning (directly and by attribution) more than 9.8% of the number or value of shares of any class or series of our outstanding shares of beneficial interest, including our common shares. This provision of our declaration of trust is intended to assist with our REIT compliance under the IRC, and otherwise to promote our orderly governance. However, this provision also inhibits acquisitions of a significant stake in us and may deter, delay or prevent a change in our control or unsolicited acquisition proposals that a shareholder may consider favorable. Additionally, provisions contained in our declaration of trust and bylaws or under Maryland law may have a similar impact, including, for example, provisions relating to:

  •
  the division of our Trustees into three classes, with the term of one class expiring each year, which could delay a change of control (although our Board of Trustees has determined to recommend that our shareholders approve at our 2014 annual meeting of shareholders an amendment to our declaration of trust to permit the annual election of all Trustees);

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

  •
  limitations on the ability of our shareholders to remove our Trustees; and

  •
  the authority of our Board of Trustees to create and issue new classes or series of shares (including shares with voting rights and other rights and privileges that may deter a change in control) and issue additional common shares.

        In addition, our shareholders agreement with respect to AIC provides that AIC and the other shareholders of AIC may have rights to acquire our interests in AIC in the event that anyone acquires more than 9.8% of our shares or we experience some other change in control.

Our ownership interest in AIC may prevent shareholders from accumulating large share ownership, from nominating or serving as Trustees, or from taking actions to otherwise control our business.

        As an owner of AIC, we are licensed and approved as an insurance holding company; and any shareholder who owns or controls 10% or more of our securities or anyone who wishes to solicit proxies for election of, or to serve as, one of our Trustees or for another proposal of business not approved by our Board of Trustees may be required to receive pre-clearance from the concerned insurance regulators. These pre-approval procedures may discourage or prevent investors from purchasing our securities, from nominating persons to serve as our Trustees or from taking other actions.

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

        Our bylaws and indemnification agreements require us to indemnify any present or former Trustee or officer, to the maximum extent permitted by Maryland law, who is made or threatened to be made a party to a proceeding by reason of his or her service in that capacity. However, except with respect to proceedings to enforce rights to indemnification, we will indemnify any person referenced in the previous sentence in connection with a proceeding initiated by such person against us only if such proceeding is authorized by our Board of Trustees. In addition, we may be obligated to pay or reimburse the expenses incurred by our present and former Trustees and officers without requiring a preliminary determination of their ultimate entitlement to indemnification. As a result, we and our shareholders may have more limited rights against our present and former Trustees and officers than might otherwise exist absent the provisions in our declaration of trust, bylaws and indemnification agreements or that might exist with other companies, which could limit your recourse in the event of actions not in your best interest.

Disputes with CWH and RMR and shareholder litigation against us or our Trustees and officers may be referred to binding arbitration proceedings.

        Our contracts with CWH and RMR provide that any dispute arising under those contracts may be referred to binding arbitration proceedings. Similarly our bylaws provide that actions by our shareholders against us or against our Trustees and officers, including derivative and class actions (but excluding claims under the federal securities laws), may be referred to binding arbitration proceedings. As a result, we and our shareholders would not be able to pursue litigation for these disputes in courts against CWH, RMR or our Trustees and officers if the disputes were referred to arbitration. In addition, the ability to collect attorneys' fees or other damages may be limited in the arbitration proceedings, which may discourage attorneys from agreeing to represent parties wishing to commence such a proceeding.

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

  •
  our making of distributions is subject to compliance with restrictions contained in our revolving credit facility and term loan agreements and may be subject to restrictions in future debt we may incur; and

  •
  any distributions will be at the discretion of our Board of Trustees and will depend upon various factors that our Board of Trustees deems relevant, including our results of operations, our financial condition, debt and equity capital available to us, our expectation of our future capital requirements, our FFO, our Normalized FFO, restrictive covenants in our financial or other contractual arrangements (including those in our revolving credit facility and term loan agreements), tax law requirements to qualify for taxation as a REIT and restrictions under Maryland law.

For these reasons, among others, our distribution rate may decline or we may cease making distributions. Also, our distributions may include a return of capital.

Our audited financial statements may not be representative of our results as an independent public company.

        We completed our IPO on March 12, 2012 and, since that date, we have been operating as an independent public company. Our financial statements for the year ended December 31, 2012 reflect our operations as an independent public company only since March 12, 2012. Accordingly, our audited financial statements for the year ended December 31, 2012 do not necessarily reflect what our financial position, liquidity, results of operations or cash flows would have been had we been an independent entity for all of and prior to the year ended December 31, 2012. This financial information is not necessarily indicative of what our results of operations, financial position, cash flows or expenses will be in the future. It is impossible for us to accurately estimate all adjustments attributable to the significant changes to our cost structure, funding and operations as a result of our creation, including potential increased costs associated with reduced economies of scale and increased costs associated with being a separate publicly traded company.

If we fail to establish and maintain an effective system of integrated internal controls, we may not be able to accurately report our financial results.

        In connection with operating as a public company, we are required to provide reliable financial statements and reports to our shareholders. To monitor the accuracy and reliability of our financial reporting, we utilize an internal audit function provided by RMR that oversees our internal controls. RMR has documented and developed for us an accounting policy framework and procedures for our use, but we cannot assure that such policies and procedures will be adequate to provide reasonable assurance to our shareholders regarding the reliability of our financial reporting and the preparation of our financial statements. In addition, RMR has developed and documented policies and procedures for us with respect to company-wide business processes and cycles in order to implement effective internal control over financial reporting. While we intend to undertake substantial work to comply with Section 404 of the Sarbanes-Oxley Act of 2002, and RMR has substantial experience in complying with these sections of the Sarbanes-Oxley Act of 2002, we cannot assure that we will be successful in implementing or maintaining effective internal control over our financial reporting and we may determine in the future that our existing internal controls need improvement. If we fail to implement and comply with proper overall controls, we could be materially harmed or we could fail to meet our reporting obligations. In addition, the existence of a material weakness or significant deficiency could result in errors in our financial statements that could require a restatement, cause us to fail to meet our reporting obligations, result in increased costs to remediate any deficiencies, attract regulatory scrutiny or lawsuits and cause investors to lose confidence in our reported financial information, leading to a substantial decline in the market price of our common shares.

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

Risks Related to Our Taxation

The loss of our tax status as a REIT for U.S. federal income tax purposes could have significant adverse consequences.

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

        If we cease to be a REIT, then our ability to raise capital might be adversely affected, we will be in breach under our revolving credit facility and term loan agreements, we may be subject to material amounts of federal and state income taxes and the value of our shares likely would decline. In addition, if we lose or revoke our tax status as a REIT for a taxable year, we will generally be prevented from requalifying as a REIT for the next four taxable years.

Distributions to shareholders generally will not qualify for reduced tax rates.

        Dividends payable by U.S. corporations to noncorporate shareholders, such as individuals, trusts and estates, are generally eligible for reduced tax rates. Distributions paid by REITs, however, generally are not eligible for these reduced rates. The more favorable rates for corporate dividends may cause investors to perceive that an investment in a REIT is less attractive than an investment in a non-REIT entity that pays dividends, thereby reducing the demand and market price of our shares.

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

        Even if we qualify and remain qualified for taxation as a REIT, we may be subject to certain federal, state and local taxes on our income and assets, including taxes on any undistributed income, excise taxes, state or local income, property and transfer taxes, such as mortgage recording taxes, and other taxes. See "Business—Federal Income Tax Considerations—Taxation as a REIT." In addition, in order to meet the REIT qualification requirements, prevent the recognition of certain types of non-cash income, or avert the imposition of a 100% tax that applies to certain gains derived by a REIT from dealer property or inventory, we may hold some of our assets and operations through taxable REIT subsidiaries or other subsidiary corporations that will be subject to corporate level income tax at regular rates. Any of these taxes would decrease cash available for distribution to our shareholders.

Item 1B.    Unresolved Staff Comments

        None.

Item 2.    Properties

        As of December 31, 2013, we owned 48 properties (278 buildings, leasable lands and easements) located in 20 states containing approximately 26.1 million rentable square feet. Eleven of these properties (229 buildings, leasable lands and easements) are located on the island of Oahu, HI, and contain approximately 17.8 million rentable square feet. Most of our Hawaii Properties are lands leased to industrial and commercial tenants, many of whom own buildings and operate their businesses on our lands. Thirty seven of these properties (49 buildings) are office and industrial properties located in 19 states throughout the continental United States, and contain approximately 8.3 million rentable square feet.

        The following table provides certain information about our properties as of December 31, 2013 (dollars in thousands):

State	Number of Properties	Number of Buildings, Leasable Lands & Easements	Undepreciated Carrying Value(1)	Depreciated Carrying Value(1)	Annualized Rental Revenue(2)
AL	2	4	$109,632	$104,897	$14,010
AZ	1	2	13,246	8,554	1,482
CA	6	9	143,892	140,472	17,047
CO	1	1	15,446	14,978	2,227
CT	3	3	24,589	23,600	2,897
FL	1	1	1,817	1,275	176
HI	11	229	637,995	627,546	78,613
IA	2	2	22,225	19,119	2,222
IL	1	1	13,977	13,916	1,678
KS	1	1	17,321	16,756	3,267
KY	1	1	12,600	10,044	1,114
MA	2	3	47,664	42,462	5,785
MD	1	1	28,292	27,677	3,590
MI	1	1	12,963	12,735	1,625
NY	3	3	25,457	20,131	3,259
OH	1	1	25,480	22,813	3,479
PA	1	1	27,030	24,090	3,919
TX	4	6	141,729	132,270	19,527
UT	2	3	114,977	111,312	11,577
VA	3	5	210,125	204,587	23,463

	48	278	$1,646,457	$1,579,234	$200,957

(1)
Excludes value of real estate intangibles.

(2)
Annualized rental revenue is the annualized contractual rents from our tenants pursuant to existing leases as of December 31, 2013, including straight line rent adjustments and estimated recurring expense reimbursements, excluding lease value amortization.

        At December 31, 2013, two properties (three buildings) with an aggregate net book value of approximately $29.3 million secured two mortgage notes we assumed in connection with our acquisitions of such properties. The aggregate principal amount outstanding under those two mortgage notes as of December 31, 2013, was approximately $25.7 million. These mortgage notes are non-recourse, subject to certain limited exceptions, and do not contain any material financial covenants.

        In January 2014, we repaid, at par, a $7.5 million mortgage note which was secured by a building located in Chelmsford, MA. This mortgage was scheduled to mature in 2016.

Item 3.    Legal Proceedings

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

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

        Our common shares are traded on the NYSE (symbol: SIR). The following table sets forth for the periods indicated the high and low sale prices for our common shares as reported on the NYSE composite transaction reports:

	High	Low
2013
First Quarter	$28.13	$24.58
Second Quarter	$30.14	$26.01
Third Quarter	$28.24	$23.79
Fourth Quarter	$28.16	$24.77

	High	Low
2012
First Quarter	$22.65	$21.49
Second Quarter	$24.06	$21.23
Third Quarter	$26.59	$23.40
Fourth Quarter	$26.75	$23.78

        The closing price of our common shares on the NYSE on February 18, 2014, was $28.45 per common share. As of February 18, 2014, there were 67 shareholders of record of our common shares.

        Information about our distributions declared to common shareholders is summarized in the table below. Common share distributions are generally declared and paid in the quarter following the quarter to which they relate.

	Distributions Per Common Share
	2013	2012
First Quarter	$0.42	$0.00
Second Quarter	0.44	0.09	(1)
Third Quarter	0.44	0.40
Fourth Quarter	0.46	0.42

Total	$1.76	$0.91

(1)
Prorated distribution based on the number of days from March 12, 2012, which was the date we completed our IPO, to March 31, 2012.

        All common share distributions shown in the table above have been paid. We currently intend to continue to declare and pay common share distributions on a quarterly basis in cash. However, the timing and amount of future distributions is determined at the discretion of our Board of Trustees and will depend upon various factors that our Board of Trustees deems relevant, including, but not limited to, our results of operations, our financial condition, debt and equity capital available to us, our expectation of our future capital requirements and operating performance, including our FFO, our Normalized FFO, restrictive covenants in our financial or other contractual arrangements (including those in our revolving credit facility and term loan agreements), tax law requirements to qualify for taxation as and remain a REIT, restrictions under Maryland law and our expected needs and availability of cash to pay our obligations. Therefore, there can be no assurance that we will continue to pay distributions in the future or that the amount of any distributions we do pay will not decrease.

Item 6.    Selected Financial Data

        The following table sets forth selected financial data for the periods and dates indicated. This data should be read in conjunction with, and is qualified in its entirety by reference to, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and accompanying notes included in this Annual Report on Form 10-K. The operating information for the year ended, and the balance sheet information as of December 31, 2013 and 2012, have been derived from our audited consolidated financial statements for the period of time for which we have been a separate public company and from certain financial information of CWH for periods prior to our becoming a separate public company. The operating information for the years 2011, 2010 and 2009, and the balance sheet information as of December 31, 2011, 2010 and 2009, have been derived from the financial statements of CWH. The selected financial data below does not necessarily reflect what our results of operations and financial position would have been if we had operated as a stand alone company during all periods presented, and should not be relied upon as an indicator of our future performance. Amounts are in thousands, except per share data.

	Year ended December 31,
	2009	2010	2011	2012	2013
Operating information:
Revenues:
Rental income	$78,430	$80,933	$91,775	$105,559	$159,011
Tenant reimbursements and other income	14,027	15,042	16,847	17,231	29,312

Total revenues	92,457	95,975	108,622	122,790	188,323
Expenses:
Real estate taxes	13,140	13,817	14,709	15,370	20,271
Other operating expenses	7,675	7,689	8,237	8,426	16,111
Depreciation and amortization	8,218	8,160	11,205	14,860	31,091
Acquisition related costs	188	386	—	2,470	2,002
General and administrative	5,051	5,351	5,528	8,203	12,423

Total expenses	34,272	35,403	39,679	49,329	81,898

Operating income	58,185	60,572	68,943	73,461	106,425
Interest expense	—	—	—	(7,565)	(13,763)

Income before income tax expense and equity in earnings of an investee	58,185	60,572	68,943	65,896	92,662
Income tax benefit (expense)	—	—	—	(290)	96
Equity in earnings of an investee	—	—	—	269	334

Net income	$58,185	$60,572	$68,943	$65,875	$93,092

Net income per common share	N/A	N/A	N/A	$2.43	$2.09

Distributions declared per common share	N/A	N/A	N/A	$0.91	$1.76

	As of December 31,
	2009	2010	2011	2012	2013
	(unaudited)
Balance sheet information
Total real estate investments (before depreciation)	$833,889	$897,603	$907,336	$1,295,778	$1,646,457
Total assets (after depreciation)	$874,488	$947,931	$954,532	$1,430,652	$1,801,859

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following information should be read in conjunction with our consolidated financial statements and accompanying notes included elsewhere in this Annual Report on Form 10-K.

OVERVIEW

        As of December 31, 2013, we owned 48 properties (278 buildings, leasable lands and easements), located in 20 states, that contain approximately 26.1 million rentable square feet and were approximately 95.5% leased (based on rentable square feet). For the year ended December 31, 2013, approximately 43.4% of our total revenue was from 11 properties (229 buildings, leasable lands and easements) with 17.8 million rentable square feet we own on the island of Oahu, HI. The remainder of our total revenue for the year ended December 31, 2013 was from 37 properties (49 buildings) located throughout the mainland United States.

Property Operations

        As of December 31, 2013 and 2012, 95.5% and 95.3%, respectively, of our rentable square feet were leased. Occupancy data for our properties as of December 31, 2013 and 2012 is as follows (square feet in thousands):

	All Properties As of December 31,		Comparable Properties(1) As of December 31,
	2013	2012	2013	2012
Total properties	48	41	30	30
Total square feet(2)	26,053	24,592	21,392	21,373
Percent leased(3)	95.5%	95.3%	94.5%	94.6%

(1)
Consists of 30 properties (251 buildings, leasable lands and easements) that were owned continuously since January 1, 2012 by CWH until contributed to us on February 16, 2012.

(2)
Subject to modest adjustments when space is re-measured or re-configured for new tenants and when land leases are converted to building leases.

(3)
Percent leased includes (i) space being fitted out for occupancy pursuant to existing leases, if any, and (ii) space which is leased but is not occupied or is being offered for sublease by tenants, if any.

        The average effective rental rate per square foot, as defined below, for our properties for the years ended December 31, 2013 and 2012 are as follows:

	Year ended December 31,
	2013	2012
Average effective rental rate per square foot(1)
All Properties	$7.74	$5.74
Comparable Properties(2)	$5.74	$5.37

(1)
Average effective rental rate per square foot represents total revenue during the period specified divided by the average rentable square feet leased during the period specified.

(2)
Consists of 30 properties (251 buildings, leasable lands and easements) that were owned continuously since January 1, 2012 by CWH until contributed to us on February 16, 2012.

        During the year ended December 31, 2013, we entered lease renewals and new leases for approximately 884,000 square feet at weighted average rental rates that were approximately 21.0% higher than prior rates for the same space. The weighted average lease term for new and renewed leases entered during the year ended December 31, 2013 was 13.1 years. Commitments for tenant improvements, leasing commission costs and concessions for leases entered during the year ended December 31, 2013 totaled approximately $1.5 million, or approximately $0.13 per square foot per year of the weighted average lease term. Substantially all leasing activity during the year ended December 31, 2013 occurred at our Hawaii Properties.

        During the year ended December 31, 2013, we also executed 26 rent resets at our Hawaii Properties for approximately 1,104,000 square feet of land, at weighted average reset rates that were approximately 47.4% higher than prior rates.

        We currently believe that U.S. leasing market conditions are slowly improving, but remain weak in many U.S. markets. However, because our weighted average remaining lease term (based on annualized rental revenue, as defined below) was approximately 10.8 years as of December 31, 2013, we do not expect our occupancy rate to materially change through the end of 2014. In addition, despite the recent recession and incomplete recovery of the U.S. economy, revenues from our Hawaii Properties, which represented approximately 43.4% of our total rental revenue for the year ended December 31, 2013, have generally increased under our ownership and CWH's prior ownership as leases for those properties have reset or renewed. Nevertheless, because of the current U.S. and global economic uncertainty, there are too many variables for us to reasonably project what the financial impact of changing market conditions will be on our occupancy, rents or financial results.

        As shown in the table below, approximately 1.1% of our rented square feet and approximately 0.9% of our total annualized rental revenue are included in leases scheduled to expire by December 31, 2014. Lease renewals and rental rates for which available space may be relet in the future will depend on prevailing market conditions at the times these renewals, new leases and rent reset rates are negotiated. However, substantially all of our leases scheduled to expire through December 31, 2014 relate to our Hawaii Properties, and, as stated above, revenues from these properties have generally increased during our and CWH's prior ownership as the leases for those properties have been reset or renewed. As of December 31, 2013, our lease expirations by year are as follows (square feet and dollars in thousands):

Year	Number of Tenants with Expiring Leases	Rented Square Feet Expiring(1)	Percent of Total Rented Square Feet Expiring(1)	Cumulative Percent of Total Rented Square Feet Expiring(1)	Annualized Rental Revenue Expiring(2)	Percent of Total Annualized Rental Revenue Expiring(2)	Cumulative Percent of Total Annualized Rental Revenue Expiring(2)
2014	24	275	1.1%	1.1%	$1,812	0.9%	0.9%
2015	25	568	2.3%	3.4%	5,748	2.9%	3.8%
2016	23	1,107	4.4%	7.8%	8,750	4.4%	8.2%
2017	9	411	1.7%	9.5%	5,731	2.9%	11.1%
2018	13	1,592	6.4%	15.9%	15,280	7.6%	18.7%
2019	15	1,776	7.1%	23.0%	6,784	3.4%	22.1%
2020	5	318	1.3%	24.3%	4,211	2.1%	24.2%
2021	7	795	3.2%	27.5%	7,331	3.6%	27.8%
2022	67	3,063	12.3%	39.8%	21,897	10.9%	38.7%
2023	10	1,336	5.4%	45.2%	32,765	16.3%	55.0%
Thereafter	83	13,642	54.8%	100.0%	90,648	45.0%	100.0%

	281	24,883	100.0%		$200,957	100.0%

Weighted average remaining lease term (in years)		12.0			10.8

(1)
Rented square feet is pursuant to existing leases as of December 31, 2013, and includes (i) space being fitted out for occupancy pursuant to existing leases and (ii) space which is leased but is not occupied or is being offered for sublease by tenants.

(2)
Annualized rental revenue is the annualized contractual rents from our tenants pursuant to existing leases as of December 31, 2013, including straight line rent adjustments and estimated recurring expense reimbursements, excluding lease value amortization.

        A majority of our Hawaii Properties are lands leased for rents that are periodically reset based on fair market values, generally every five to ten years. The following chart shows the annualized rental revenue as of December 31, 2013 scheduled to reset at our Hawaii lands.

	Annualized Rental Revenue(1) as of December 31, 2013 Scheduled to Reset
2014	$10,923	(2)
2015	2,361
2016	—
2017 and thereafter	24,610

Total	$37,894

(1)
Annualized rental revenue is the annualized contractual rents from our tenants pursuant to existing leases as of December 31, 2013, including straight line rent adjustments and estimated recurring expense reimbursements, excluding lease value amortization.

(2)
Amount includes rents subject to reset in prior periods that have yet to be settled and are currently being paid excluding rent resets not yet established. However, rental income in our consolidated statement of income includes estimated rental rate adjustments related to approximately 58% of the amount scheduled to be reset in 2014.

        With respect to our Hawaii land leases, we intend to negotiate with our tenants as rents under their leases are scheduled to reset in order to achieve new rents based on the then current fair market values. If we are unable to reach agreement with a tenant on a rent reset, our Hawaii land leases typically provide that rent is reset based on an appraisal process. Despite CWH's and our prior experience with rent resets in Hawaii, our ability to increase rents when rent resets occur depends upon market conditions which are beyond our control. Accordingly, we can provide no assurance that the historical increases in rents which we and CWH have achieved in the past will be repeated in the future, and it is possible that rents could reset to a lower level if fair market values decrease.

        We may also seek to redevelop our Hawaii lands. Since the leases for our Hawaii lands were first entered, often as long as 40 to 50 years ago, the character of many of the neighborhoods in the vicinity of certain of our properties has changed. Some of our properties used for industrial purposes may now be suitable for redevelopment into commercial properties that may generate higher rents. Since CWH acquired our initial Hawaii properties in 2003 and 2005 to the time CWH contributed these properties to us in February 2012, it had selectively redeveloped a limited number of these properties and, on several occasions, considered the redevelopment of properties as leases expired. We expect to continue these activities and considerations.

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

        During the last six months of 2013, one of our mainland tenants defaulted on its obligation to pay property real estate taxes and rent. As of December 31, 2013, pursuant to the lease, we applied a portion of this tenant's security deposit to cover all unpaid amounts. While we work with this tenant to resolve the default, we have commenced litigation to pursue our contractual rights under the lease, including reimbursement of amounts drawn on the now underfunded security deposit and payment in full of all past due amounts plus amounts that become due if we elect to accelerate the expiration of the lease. Since January 1, 2014, we continue to apply portions of this tenant's security deposit to satisfy its current rent and expense obligations. If this tenant does not begin paying rent and expenses by July 2014, its security deposit is expected to be depleted and we could experience a reduction in annual revenue of approximately $3.4 million, an increase in annual real estate tax expense of approximately $270,000, and increases in other property operating expenses previously paid by this tenant directly, unless and until we're able to collect past due amounts through litigation or otherwise. In addition, we may, under certain circumstances, be required to expense over $10.0 million of accumulated straight line rent accruals and acquired real estate lease assets related to this lease.

        Whenever we extend, renew or enter into new leases for our properties, we intend to seek rents which are equal to or higher than our historical rents for the same properties; however, our ability to maintain or increase the rents for our current properties will depend in large part upon market conditions which are beyond our control.

        RMR employs a tenant review process for us. RMR assesses tenants on an individual basis and does not employ a uniform set of credit criteria. In general, depending on facts and circumstances,

RMR evaluates the creditworthiness of a tenant based on information concerning the tenant that is provided by the tenant and, in some cases, information that is publicly available or obtained from third party sources. RMR also often uses a third party service to monitor the credit ratings of debt securities of our existing tenants whose debt securities are rated by a nationally recognized statistical rating organization. Except as discussed above, no material changes in portfolio wide tenant credit quality have taken place since December 31, 2012.

        Our principal source of funds for our operations to pay our debt service and our distributions to shareholders is rents from tenants at our properties. Rents are generally received from our tenants monthly in advance. As of December 31, 2013, tenants representing 1% or more of our total annualized rental revenues were as follows (square feet in thousands):

Tenant		Property Type	Sq. Ft.(1)	% of Total Sq. Ft.(1)	% of Annualized Rental Revenue(2)	Expiration
1	Bank of America, N.A.	Mainland Properties	554	2.2%	7.1%	1/31/2026
2	MeadWestvaco Corporation	Mainland Properties	311	1.2%	5.9%	6/30/2023
3	Orbital Sciences Corporation	Mainland Properties	337	1.4%	5.1%	6/30/2023
4	Cinram Group, Inc.	Mainland Properties	1,371	5.5%	4.6%	8/30/2032
5	Novell, Inc.	Mainland Properties	406	1.6%	4.0%	11/30/2024
6	The Southern Company	Mainland Properties	448	1.8%	2.4%	12/31/2018
7	Hawaii Independent Energy, LLC (formerly Tesoro)	Hawaii Properties	3,148	12.7%	2.1%	4/30/2019; 12/31/2019; 3/31/2024
8	Bookspan	Mainland Properties	502	2.0%	2.0%	9/23/2028
9	Vivint, Inc.	Mainland Properties	125	0.5%	1.8%	11/30/2024
10	Merkle Group, Inc.	Mainland Properties	120	0.5%	1.8%	5/31/2023
11	Shurtape Technologies, LLC	Mainland Properties	645	2.6%	1.7%	5/28/2024
12	Micron Technology, Inc.	Mainland Properties	96	0.4%	1.7%	4/30/2020
13	Servco Pacific, Inc.	Hawaii Properties	537	2.2%	1.7%	1/31/2029; 2/29/2032
14	Stratus Technologies, Inc.	Mainland Properties	287	1.2%	1.7%	5/31/2016
15	Colgate—Palmolive Company	Mainland Properties	142	0.6%	1.6%	1/31/2024
16	Hartford Fire Insurance Company	Mainland Properties	100	0.4%	1.3%	6/30/2021
17	Ruckus Wireless, Inc.	Mainland Properties	96	0.4%	1.3%	11/30/2022
18	Arrowhead General Insurance Agency, Inc.	Mainland Properties	95	0.4%	1.3%	7/31/2019
19	SunPower Corporation	Mainland Properties	129	0.5%	1.3%	4/30/2021
20	Safeway Stores, Inc.	Hawaii Properties	146	0.6%	1.3%	10/30/2018
21	Valassis Communications, Inc.	Mainland Properties	268	1.1%	1.2%	9/30/2023
22	BCI Coca-Cola Bottling Company	Hawaii Properties	351	1.4%	1.2%	12/31/2022; 7/31/2039
23	Sprint Nextel Corporation	Mainland Properties	140	0.6%	1.1%	7/31/2018
24	Manheim Services Corporation	Hawaii Properties	338	1.4%	1.1%	5/31/2016
25	Mattson Technology, Inc.	Mainland Properties	101	0.4%	1.0%	5/31/2017
26	Allied Building Products Corporation	Hawaii Properties	276	1.1%	1.0%	12/31/2028

	Total		11,069	44.7%	58.3%

(1)
Square feet is pursuant to existing leases as of December 31, 2013, and includes (i) space being fitted out for occupancy and (ii) space which is leased but is not occupied or is being offered for sublease.

(2)
Annualized rental revenue is the annualized contractual rents from our tenants pursuant to existing leases as of December 31, 2013, including straight line rent adjustments and estimated recurring expense reimbursements, excluding lease value amortization.

Investment Activities (dollar amounts in thousands)

        During the year ended December 31, 2013, we acquired seven properties (11 buildings) with a combined 1.4 million rentable square feet for an aggregate purchase price of $384,820, excluding closing costs. For more information regarding properties that we have acquired, see Note 4 to our Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K, which is incorporated herein by reference.

Financing Activities (dollar amounts in thousands, except per share amounts)

        Our revolving credit facility includes a feature under which maximum borrowings may be increased to $1,000,000, in certain circumstances. In February 2013, we partially exercised our option to increase the available borrowing amount under our revolving credit facility from $500,000 to $750,000.

        In July 2013, we sold 10,500,000 of our common shares in a public offering at a price of $28.25 per share, raising net proceeds of approximately $283,599. We used the net proceeds from this offering to partially repay amounts outstanding under our revolving credit facility and for general business purposes, including acquisitions.

        In January 2014, we repaid, at par, a $7,500 mortgage note which was secured by a building located in Chelmsford, MA. This mortgage was scheduled to mature in 2016.

        For more information regarding our financing sources and activities, please see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Our Investment and Financing Liquidity and Resources" of this Annual Report on Form 10-K.

RESULTS OF OPERATIONS

Year Ended December 31, 2013, Compared to Year Ended December 31, 2012 (dollars in thousands, except per share data)

	Comparable Properties Results(1) Year Ended December 31,				Acquired Properties Results(2) Year Ended December 31,			Consolidated Results Year Ended December 31,
	2013	2012(3)	$ Change	% Change	2013	2012(3)	$ Change	2013	2012(3)	$ Change	% Change
Revenues
Rental income	$98,831	$93,152	$5,679	6.1%	$60,180	$12,407	$47,773	$159,011	$105,559	$53,452	50.6%
Tenant reimbursements and other income	17,057	15,936	1,121	7.0%	12,255	1,295	10,960	29,312	17,231	12,081	70.1%

Total revenues	115,888	109,088	6,800	6.2%	72,435	13,702	58,733	188,323	122,790	65,533	53.4%

Operating expenses:
Real estate taxes	15,165	14,765	400	2.7%	5,106	605	4,501	20,271	15,370	4,901	31.9%
Other operating expenses	7,801	7,482	319	4.3%	8,310	944	7,366	16,111	8,426	7,685	91.2%

Total operating expenses	22,966	22,247	719	3.2%	13,416	1,549	11,867	36,382	23,796	12,586	52.9%

Net operating income(4)	$92,922	$86,841	$6,081	7.0%	$59,019	$12,153	$46,866	151,941	98,994	52,947	53.5%

Other expenses
Depreciation and amortization								31,091	14,860	16,231	109.2%
Acquisition related costs								2,002	2,470	(468)	(18.9)%
General and administrative								12,423	8,203	4,220	51.4%

Total other expenses								45,516	25,533	19,983	78.3%

Operating income								106,425	73,461	32,964	44.9%
Interest expense								(13,763)	(7,565)	(6,198)	81.9%

Income before income tax expense and equity in earnings of an investee								92,662	65,896	26,766	40.6%
Income tax benefit (expense)								96	(290)	386	(133.1)%
Equity in earnings of an investee								334	269	65	24.2%

Net income								$93,092	$65,875	$27,217	41.3%

Weighted average common shares outstanding								44,565	27,122

Net income per common share								$2.09	$2.43

Calculation of Funds From Operations and Normalized Funds From Operations(5)
Net income								$93,092	$65,875
Depreciation and amortization								31,091	14,860

Funds from operations								124,183	80,735
Acquisition related costs								2,002	2,470

Normalized funds from operations								$126,185	$83,205

Funds from operations per common share								$2.79	$2.98

Normalized funds from operations per common share								$2.83	$3.07

(1)
Consists of 30 properties (251 buildings, leasable lands and easements) that were owned continuously since January 1, 2012 by CWH until contributed to us on February 16, 2012.

(2)
Consists of 18 properties (27 buildings and leasable lands) we acquired since our IPO. 11 (16 buildings and leasable lands) of the 18 acquired properties were acquired during the 2012 period resulting in partial 2012 period results for these properties. The remaining seven (11 buildings) of the 18 acquired properties were acquired during the 2013 period resulting in only partial 2013 period results for these properties.

(3)
Results of operations for the year ended December 31, 2012 have been derived from our audited consolidated financial statements for the period of time we have been a public company and from certain financial information of CWH for periods prior to our becoming a public company.

(4)
We calculate net operating income, or NOI, as shown above. We define NOI as income from our rental of real estate less our property operating expenses. NOI excludes amortization of capitalized tenant improvement costs and leasing commissions. We consider NOI to be an appropriate supplemental measure to net income because it may help both investors and management to understand the operations of our properties. We use NOI internally to evaluate individual and company wide property level performance, and we believe that NOI provides useful information to investors regarding our results of operations because it reflects only those income and expense items that are incurred at the property level and may facilitate comparisons of our operating performance between periods and with other REITs. The calculation of NOI excludes certain components of net income in order to provide results that are more closely related to our properties' results of operations. NOI does not represent cash generated by operating activities in accordance with GAAP and should not be considered as an alternative to net income, operating income or cash flow from operating activities, determined in accordance with GAAP or as an indicator of our financial performance or liquidity, nor is this measure necessarily indicative of sufficient cash flow to fund all of our needs. This measure should be considered in conjunction with net income, operating income and cash flow from operating activities as presented in our Consolidated Statements of Income and Comprehensive Income and Consolidated Statements of Cash Flows. Other REITs and real estate companies may calculate NOI differently than we do.

(5)
We calculate funds from operations, or FFO, and normalized funds from operations, or Normalized FFO, as shown above. FFO is calculated on the basis defined by The National Association of Real Estate Investment Trusts, or NAREIT, which is net income, calculated in accordance with GAAP, plus real estate depreciation and amortization as well as certain other adjustments currently not applicable to us. Our calculation of Normalized FFO differs from NAREIT's definition of FFO because we exclude acquisition related costs. We consider FFO and Normalized FFO to be appropriate measures of operating performance for a REIT, along with net income, operating income and cash flow from operating activities. We believe that FFO and Normalized FFO provide useful information to investors because by excluding the effects of certain historical amounts, such as depreciation expense, FFO and Normalized FFO may facilitate a comparison of our operating performance between periods and with other REITs. FFO and Normalized FFO are among the factors considered by our Board of Trustees when determining the amount of distributions to our shareholders. Other factors include, but are not limited to, requirements to maintain our status as a REIT, limitations in our revolving credit facility and term loan agreements, the availability of debt and equity capital to us, our expectation of our future capital requirements and operating performance, and our expected needs and availability of cash to pay our obligations. FFO and Normalized FFO do not represent cash generated by operating activities in accordance with GAAP and should not be considered as alternatives to net income, operating income or cash flow from operating activities, determined in accordance with GAAP, or as indicators of our financial performance or liquidity, nor are these measures necessarily indicative of sufficient cash flow to fund all of our needs. These measures should be considered in conjunction with net income, operating income and cash flow from operating activities as presented in our Consolidated Statements of Income and Comprehensive Income and Consolidated Statements of Cash Flows. Other REITs and real estate companies may calculate FFO and Normalized FFO differently than we do.

        References to changes in the income and expense categories below relate to the comparison of results for the year ended December 31, 2013, compared to the year ended December 31, 2012. Our acquisition activity for these periods reflect our acquisition of seven properties (11 buildings) during the 2013 period and 11 properties (16 buildings and leasable lands) during the 2012 period.

        Rental income.    The increase in rental income primarily reflects our acquisition activity, plus increases from rent resets at our comparable properties located in Hawaii. Rental income includes non-cash straight line rent adjustments totaling approximately $12,990 for the 2013 period and approximately $5,869 for the 2012 period, and net amortization of acquired real estate leases and assumed real estate lease obligations totaling approximately ($1,011) for the 2013 period and approximately ($587) for the 2012 period.

        Tenant reimbursements and other income.    The increase in tenant reimbursements and other income primarily reflects our acquisition activity, plus adjustments to reduce 2011 estimated tenant reimbursement billings during the first quarter of 2012 at our comparable properties based on actual reimbursable expense amounts, plus modest increases in real estate tax and operating expense reimbursements from tenants at various comparable properties.

        Real estate taxes.    The increase in real estate taxes primarily reflects our acquisition activity, plus modest valuation and rate increases throughout our comparable property portfolio, including an approximately 2% increase at our Hawaii Properties.

        Other operating expenses.    Other operating expenses primarily include property maintenance, environmental remediation, utilities, insurance, bad debt and property management fees. The increase in other operating expenses primarily reflects our acquisition activity, plus the collection and reversal during the 2012 period of prior bad debt reserves, plus a modest increase in property management fees due to increased rents in the 2013 period at our comparable properties.

        Depreciation and amortization.    The increase in depreciation and amortization primarily reflects our acquisition activity, plus an increase resulting from depreciation of capital improvements and amortization of leasing costs at our comparable properties.

        Acquisition related costs.    Acquisition related costs for the 2013 period primarily reflect acquisition related costs in connection with our acquisition of seven properties (11 buildings) during the 2013 period. Acquisition related costs for the 2012 period primarily reflect acquisition related costs in connection with our acquisition of 11 properties (16 buildings and leasable lands) during the 2012 period.

        General and administrative.    General and administrative expenses primarily include fees pursuant to our business management agreement, legal fees, audit fees, trustee fees and non-cash equity compensation awarded to our Trustees, our officers and certain other RMR employees. General and administrative expenses were allocated to us by CWH through March 12, 2012, the date we completed our IPO, and are our direct costs since that date. The increase in general and administrative expenses primarily reflects the increased costs for legal, accounting, trustees fees, internal audit expenses, share grant awards and other administrative expenses as a result of our becoming a separate public company, plus increased fees pursuant to our business management agreement resulting from our acquisition activity.

        Interest expense.    The increase in interest expense reflects a larger average outstanding debt balance for the 2013 period compared to the 2012 period primarily due to financing activities, including obtaining our term loan, borrowings under our revolving credit facility and the assumption of mortgage debt since completing our IPO in March 2012, partially offset by a slightly lower weighted average interest rate in the 2013 period.

        Income tax benefit (expense).    Income tax benefit recognized in 2013 primarily reflects the reversal of over estimated state income tax expense during 2012.

        Equity in earnings of an investee.    Equity in earnings of an investee represents our proportionate share of earnings from our investment in AIC.

        Net income.    The increase in net income for the 2013 period compared to the 2012 period reflects the changes noted above.

        Weighted average common shares outstanding.    The number of common shares as of December 31, 2013 used to determine our net income per share primarily includes shares issued to CWH through February 2012, shares sold in our IPO in March 2012, shares granted to our Trustees in September 2012 and May 2013, shares granted to our officers and certain employees of RMR in September 2012 and September 2013 and shares sold in our public offerings in December 2012 and July 2013. The increase in weighted average common shares outstanding primarily reflects these shares being outstanding for part or all of the year ended December 31, 2013.

        Net income per common share.    The decrease in net income per common share primarily reflects the increase in weighted average common shares outstanding noted above, as well as the changes to net income noted above.

Year Ended December 31, 2012, Compared to Year Ended December 31, 2011 (dollars in thousands, except per share data)

	Comparable Properties Results(1) Year Ended December 31,				Acquired Properties Results(2) Year Ended December 31,			Consolidated Results Year Ended December 31,
	2012(3)	2011	$ Change	% Change	2012(3)	2011	$ Change	2012(3)	2011	$ Change	% Change
Revenues
Rental income	$92,115	$90,752	$1,363	1.5%	$13,444	$1,023	$12,421	$105,559	$91,775	$13,784	15.0%
Tenant reimbursements and other income	15,871	16,839	(968)	(5.7)%	1,360	8	1,352	17,231	16,847	384	2.3%

Total revenues	107,986	107,591	395	0.4%	14,804	1,031	13,773	122,790	108,622	14,168	13.0%

Operating expenses:
Real estate taxes	14,765	14,709	56	0.4%	605	—	605	15,370	14,709	661	4.5%
Other operating expenses	7,427	8,171	(744)	(9.1)%	999	66	933	8,426	8,237	189	2.3%

Total operating expenses	22,192	22,880	(688)	(3.0)%	1,604	66	1,538	23,796	22,946	850	3.7%

Net operating income(4)	$85,794	$84,711	$1,083	1.3%	$13,200	$965	$12,235	98,994	85,676	13,318	15.5%

Other expenses
Depreciation and amortization								14,860	11,205	3,655	32.6%
Acquisition related costs								2,470	—	2,470	—
General and administrative								8,203	5,528	2,675	48.4%

Total other expenses								25,533	16,733	8,800	52.6%

Operating income								73,461	68,943	4,518	6.6%
Interest expense								(7,565)	—	(7,565)	—

Income before income tax expense and equity in earnings of an investee								65,896	68,943	(3,047)	(4.4)%
Income tax expense								(290)	—	(290)	—
Equity in earnings of an investee								269	—	269	—

Net income								$65,875	$68,943	$(3,068)	(4.5)%

Weighted average common shares outstanding								27,122	n/m

Net income per common share								$2.43	n/m

Calculation of Funds From Operations and Normalized Funds From Operations(5)
Net income								$65,875	$68,943
Depreciation and amortization								14,860	11,205

Funds from operations								80,735	80,148
Acquisition related costs								2,470	—

Normalized funds from operations								$83,205	$80,148

Funds from operations per common share								$2.98

Normalized funds from operations per common share								$3.07

(1)
Consists of 30 properties (250 buildings, leasable lands and easements) that were owned continuously since January 1, 2011 by CWH until contributed to us on February 16, 2012.

(2)
Consists of one property (one building) CWH acquired in January 2011 and contributed to us on February 16, 2012 and 11 properties (16 buildings and leasable lands) we acquired since our IPO in the 2012 period.

(3)
Results of operations for the year ended December 31, 2012 have been derived from our audited consolidated financial statements for the period of time we have been a public company and from certain financial information of CWH for periods prior to our becoming a public company.

(4)
See footnote (4) on page 56 for the definition of NOI.

(5)
See footnote (5) on page 57 for the definitions of FFO and Normalized FFO.

        References to changes in the income and expense categories below relate to the comparison of results for the year ended December 31, 2012, compared to the year ended December 31, 2011. Our acquisition activity for these periods reflect our acquisition of 11 properties (16 buildings and leasable lands) during the 2012 period and one property (one building) in the 2011 period.

        Rental income.    The increase in rental income primarily reflects our acquisition activity plus increases from rent resets and contingent rent at our comparable properties located in Hawaii, partially offset by a decline in occupancy at our comparable properties. Rental income includes non-cash straight line rent adjustments totaling approximately $5,869 for the 2012 period and approximately $5,045 for the 2011 period, and net amortization of acquired real estate leases and assumed real estate lease obligations totaling approximately ($587) for the 2012 period and approximately ($354) for the 2011 period.

        Tenant reimbursements and other income.    The increase in tenant reimbursements and other income primarily reflects our acquisition activity, partially offset by a net decline in tenant reimbursable expenses, including adjustments to reduce 2011 estimated tenant reimbursement billings during the first quarter of 2012 at our comparable properties based on actual reimbursable expense amounts.

        Real estate taxes.    The increase in real estate tax expense primarily reflects our acquisition activity, plus modest valuation and rate increases throughout our comparable property portfolio.

        Other operating expenses.    Other operating expenses primarily include property maintenance, environmental remediation, utilities, insurance, bad debt and property management fees. The increase in other operating expenses primarily reflects our acquisition activity, partially offset by the decline in other operating expenses at our comparable properties related to environmental remediation costs incurred during the 2011 period.

        Depreciation and amortization.    The increase in depreciation and amortization primarily reflects our acquisition activity, plus an increase resulting from depreciation of capital improvements and amortization of leasing costs at our comparable properties.

        Acquisition related costs.    Acquisition related costs reflect our acquisition of 11 properties (16 buildings and leasable lands) during the 2012 period. Acquisition related costs incurred during the 2011 period reflect costs incurred to acquire one property in January 2011, offset by credits from accruals related to prior period acquisitions.

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

        Interest expense.    Interest expense reflects interest on borrowings under our revolving credit facility and term loan during the 2012 period, as well as interest expense related to two mortgages assumed in connection with two of our 2012 acquisitions.

        Income tax expense.    Income tax expense represents state income tax expense during the 2012 period.

        Equity in earnings of an investee.    Equity in earnings of an investee represents our proportionate share of earnings from our investment in AIC.

        Net income.    The decrease in net income for the 2012 period compared to the year ended December 31, 2011 reflects the changes noted above.

        Weighted average common shares outstanding.    The number of common shares as of December 31, 2012 used to determine our net income per share includes shares issued to CWH through February 2012, shares sold in our IPO in March 2012, shares granted to our Trustees, our officers and certain employees of RMR in September 2012 and shares sold in our offering in December 2012.

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

        Cash flows provided by (used in) operating, investing and financing activities were approximately $111,780, ($379,606) and $267,478, respectively, for the year ended December 31, 2013, and $80,495, ($427,615) and $367,493, respectively, for the year ended December 31, 2012. The change in the operating activities category for the year ended December 31, 2013 compared to the corresponding prior year is primarily due to increased operating cash flow from our acquisition of 17 properties (27 buildings and leasable lands) since our IPO in March 2012. The change in the investing activities category for the year ended December 31, 2013 compared to the corresponding prior year is primarily due to our acquisition of 11 properties (16 buildings and leasable lands) during the year ended December 31, 2012 and our investment in AIC in May 2012, exceeding the amounts for investing activities during the year ended December 31, 2013, which primarily includes our acquisition of seven properties (11 buildings). The change in the financing activities category for the year ended December 31, 2013 compared to the corresponding prior year is primarily due to (i) our IPO in March 2012 and initial borrowings under our revolving credit facility in connection with our IPO and related transactions, partially offset by repayment in full of the CWH Note during the year ended December 31, 2012, (ii) net borrowings under our revolving credit facility to fund general business operations, including our acquisitions, (iii) distributions to our common shareholders, (iv) proceeds from the term loan we obtained in July 2012 and (v) net proceeds from our December 2012 and July 2013 offerings.

Our Investment and Financing Liquidity and Resources (dollars in thousands except per share data)

        In order to fund acquisitions and to meet cash needs that may result from timing differences between our receipt of rents and our desire or need to make distributions, fund property acquisitions, or pay operating or capital expenses, we maintain a $750,000 revolving credit facility with a group of institutional lenders. The maturity date of our revolving credit facility is March 11, 2016 and, subject to the payment of an extension fee and meeting certain other conditions, includes an option for us to extend the stated maturity date of our revolving credit facility by one year to March 11, 2017. In addition, our revolving credit facility also includes a feature under which maximum borrowings may be increased to up to $1,000,000 in certain circumstances. In February 2013, we partially exercised our option to increase the available borrowing amount under our revolving credit facility from $500,000 to $750,000. Borrowings under our revolving credit facility bear interest at LIBOR plus a premium. We also pay a facility fee on the total amount of lending commitments under our revolving credit facility. Both the interest rate premium and the facility fee are subject to adjustment based upon changes to our leverage or credit ratings. At December 31, 2013, the interest rate premium on our revolving credit facility was 130 basis points and our facility fee was 30 basis points. We can borrow, repay and reborrow funds available under our revolving credit facility until maturity, and no principal repayment is due until maturity. As of December 31, 2013, the interest rate payable on borrowings under our revolving credit facility was 1.47%. As of December 31, 2013 and February 18, 2014, we had $159,000 and $170,000, respectively, outstanding under our revolving credit facility and $591,000 and $580,000, respectively available to borrow under our revolving credit facility.

        We have a $350,000 unsecured term loan that matures on July 11, 2017 and is prepayable by us at any time without penalty. In addition, the term loan includes a feature under which maximum borrowings may be increased to up to $700,000 in certain circumstances. As of December 31, 2013, the interest rate payable on borrowings under our term loan was 1.72%.

        As of December 31, 2013 and February 18, 2014, we had $20,025 and $12,950, respectively, of cash and cash equivalents. We expect to use cash balances, borrowings under our revolving credit facility, net proceeds from offerings of equity or debt securities and the cash flow from our operations to fund debt repayments, future property acquisitions and other general business purposes.

        When significant amounts are outstanding under our revolving credit facility, or as the maturity of our revolving credit facility and term loan approaches, we expect to explore alternatives for repaying or refinancing such amounts. Such alternatives may include issuing new equity securities, incurring additional term debt, extending the maturity of our revolving credit facility and entering into a new or expanded revolving credit facility. Although we cannot provide assurance that we will be successful in consummating any particular type of financing, we believe that we will have access to financing, such as equity or debt offerings, to fund future acquisitions and capital expenditures and to pay our obligations. We currently have an effective shelf registration statement that allows us to issue public securities on an expedited basis, but it does not assure that there will be buyers for such securities.

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

        In February 2013, we paid a $0.42 per share distribution to our common shareholders. In April 2013, we announced a new quarterly distribution rate of $0.44 per share which we paid in May 2013 and again in August 2013. In October 2013, we announced a new quarterly distribution rate of $0.46 per share which we paid in November 2013 and again in February 2014. We funded all distributions using existing cash balances and borrowings under our revolving credit facility.

        During the years ended December 31, 2013 and 2012, cash expenditures made and capitalized for tenant improvements, leasing costs, building improvements and development and redevelopment activities were as follows:

	Year Ended December 31,
	2013	2012
Tenant improvements(1)	$1,715	$627
Leasing costs(2)	1,635	1,462
Building improvements(3)	567	1,570
Development, redevelopment and other activities(4)	1,785	1,603

	$5,702	$5,262

(1)
Tenant improvements include capital expenditures used to improve tenants' space or amounts paid directly to tenants to improve their space.

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

        During the year ended December 31, 2013 commitments made for expenditures in connection with leasing space, such as tenant improvements and leasing costs, were as follows (dollars and square feet in thousands, except per square foot amounts):

	New Leases	Renewals	Totals
Square feet leased during the period	509	375	884
Total leasing costs and concession commitments(1)	$1,448	$78	$1,526
Total leasing costs and concession commitments per square foot(1)	$2.84	$0.21	$1.73
Weighted average lease term by square feet (years)	11.7	14.9	13.1
Total leasing costs and concession commitments per square foot per year(1)	$0.24	$0.01	$0.13

(1)
Includes commitments made for leasing expenditures and concessions, such as improvements, leasing commissions, tenant reimbursements and free rent.

        As of December 31, 2013, our contractual obligations were as follows (dollars in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Borrowings under revolving credit facility	$159,000	$—	$159,000	$—	$—
Term Loan	350,000	—	—	350,000	—
Mortgage notes payable(1)	25,730	230	8,000	17,500	—
Tenant related obligations(2)	4,328	2,570	1,402	356	—
Projected interest expense(1)(3)	31,317	9,886	17,454	3,977	—

Total	$570,375	$12,686	$185,856	$371,833	$—

(1)
In January 2014, we repaid, at par, a $7,500 mortgage note which was secured by a building located in Chelmsford, MA. This mortgage was scheduled to mature in 2016.

(2)
Committed tenant related obligations include leasing commissions, lease incentives and tenant improvements, and are based on leases in effect as of December 31, 2013.

(3)
Projected interest expense is attributable to only our long term debt obligations as of December 31, 2013 at existing rates and is not intended to project future interest costs which may result from debt prepayments, new debt issuances or changes in interest rates. Projected interest expense does not include interest which may become payable related to future borrowings under our revolving credit facility.

Off Balance Sheet Arrangements

        As of December 31, 2013, we had no off balance sheet arrangements that have had or that we expect would be reasonably likely to have a future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Debt Covenants

        Our principal debt obligations at December 31, 2013 were our revolving credit facility, our term loan and two secured mortgage notes assumed in connection with certain of our acquisitions. Our mortgage notes are non-recourse, subject to certain limitations, and do not contain any material financial covenants. Our revolving credit facility agreement and our term loan agreement contain a number of covenants which restrict our ability to incur debts in excess of calculated amounts, restrict our ability to make distributions under certain circumstances and generally require us to maintain certain financial ratios. Our revolving credit facility agreement and our term loan agreement provide for acceleration of payment of all amounts outstanding upon the occurrence and continuation of certain events of default, such as a change of control of us, which includes RMR ceasing to act as our sole business manager and property manager. We believe we were in compliance with all of our covenants under our revolving credit facility agreement and term loan at December 31, 2013.

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

        Section 107 of the JOBS Act provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. Additionally, we are eligible to take advantage of certain other exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. We have chosen to "opt out" of the extended transition period related to new or revised accounting standards, and as a result we will comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. Section 107 of the JOBS Act provides that our decision to opt out of the extended transition period for complying with new or revised accounting standards is irrevocable. We have availed ourselves of certain scaled compensation disclosure pursuant to the JOBS Act in the past and may continue to do so and we may elect to take advantage of additional exemptions available to us under the JOBS Act.

Related Person Transactions (dollars in thousands)

        We have relationships and historical and continuing transactions with our Trustees, our executive officers, RMR, CWH, AIC and other companies to which RMR provides management services and others affiliated with them. For example, we have no employees and personnel and various services we require to operate our business are provided to us by RMR pursuant to management agreements; and RMR is owned by our Managing Trustees. Also, as a further example, we have relationships with other companies to which RMR provides management services and which have trustees, directors and officers who are also trustees, directors or officers of ours or RMR, including: CWH, which previously wholly owned us, which currently is our largest shareholder and which transferred the Initial Properties to us in connection with our IPO; and we, RMR, CWH and five other companies to which RMR provides management services each currently own 12.5% of AIC, an Indiana insurance company, and we and the other shareholders of AIC have property insurance in place providing $500,000 of coverage pursuant to an insurance program arranged by AIC and with respect to which AIC is a reinsurer of certain coverage amounts. For further information about these and other such relationships and related person transactions, please see Note 9 to the Notes to Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K, which is incorporated herein by reference, and the section captioned "Business" above in Part I, Item 1 of this Annual Report on Form 10-K. In addition, for more information about these transactions and relationships and about the risks that may arise as a result of these and other related person transactions and relationships, please see elsewhere in this Annual Report on Form 10-K, including "Warning Concerning Forward Looking Statements" and Part I, Item 1A, "Risk Factors." Copies of certain of our agreements with these related parties, including our business management agreement and property management agreement with RMR, various agreements we have entered with CWH and our shareholders agreement with AIC and its shareholders, are publicly available as exhibits to our public filings with the SEC and accessible at the SEC's website, www.sec.gov.

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

        We periodically evaluate our properties for impairment. Impairment indicators may include declining tenant occupancy, tenant financial concerns or our decision to dispose of an asset before the end of its estimated useful life and legislative, market or industry changes that could permanently reduce the value of a property. If indicators of impairment are present, we evaluate the carrying value of the related property by comparing it to the expected future undiscounted cash flows to be generated from that property. If the sum of these expected future cash flows is less than the carrying value, we reduce the net carrying value of the property to its fair value. This analysis requires us to judge whether indicators of impairment exist and to estimate likely future cash flows. If we misjudge or estimate incorrectly or if future tenant operations, market or industry factors differ from our expectations we may record an impairment charge that is inappropriate or fail to record a charge when we should have done so, or the amount of any such charges may be inaccurate.

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

Impact of Inflation

        Inflation in the past several years in the United States has been modest. Future inflation might have either positive or negative impacts on our business. Inflation might cause the value of our real estate to increase. Inflation might also cause our costs of equity and debt capital and operating costs to increase. An increase in our capital costs or in our operating costs may result in decreased earnings unless it is offset by increased revenues; however, we do not expect the direct impact of these increases to be material to our results of operations because the increased costs, in general, either would be the responsibility of our tenants directly or in large part passed through by us to our tenants as additional rent. In addition, our Hawaii land leases generally provide for periodic rent resets based on fair market values. Most of our other leases provide for periodic rent increases by fixed amounts. These rent adjustments may mitigate the adverse impacts of inflation on our operations. Further, inflation may permit us to increase rents under renewed or new leases above the previous rent amounts for that leased space.

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

Impact of Climate Change

        The current political debate about climate change has resulted in various treaties, laws and regulations which are intended to limit carbon emissions. We believe these laws being enacted or proposed may cause energy costs at our properties to increase in the future. In an effort to reduce the effects of any increased energy costs in the future, we and RMR continuously study ways to improve the energy efficiency at all of our properties. RMR is a member of the Energy Star Partner program, a joint program of the U.S. Environmental Protection Agency and the U.S. Department of Energy which is focused on promoting energy efficiency at commercial properties through its "ENERGY STAR" label program, and a member of the U.S. Green Building Council, a nonprofit organization focused on promoting energy efficiency at commercial properties through its leadership in energy and environmental design, or LEED®, green building program. We do not expect the direct impact of these possible increases in energy costs resulting from laws designed to address climate change to be material to our results of operations because the increased costs either may be the responsibility of our tenants directly or in large part passed through by us to our tenants as additional rent. Although we do not believe it is likely in the foreseeable future, laws enacted to mitigate climate change may make some of our buildings obsolete or cause us to make material investments in our properties which could materially and adversely affect our financial condition and results of operations.

        There have recently been severe weather activities in different parts of the country that some observers believe evidence global climate change, including the recent Hurricane Sandy and Polar Vortex that impacted portions of the United States in October 2012 and January 2014 respectively. Such severe weather that may result from climate change may have an adverse effect on individual properties we own. We mitigate these risks by owning a diversified portfolio of properties and by procuring insurance coverage we believe adequate to protect us from material damages and losses from such activities. However, there can be no assurance that our mitigation efforts will be sufficient or that storms that may occur due to future climate change or otherwise could not have a material adverse effect on our business.

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

        At December 31, 2013, our outstanding fixed rate debt consisted of the following mortgage notes:

Debt	Principal Balance(1)	Annual Interest Rate(1)	Annual Interest Expense(1)	Maturity	Interest Payments Due
Mortgage note	$18,230	5.950%	$1,085	2017	Monthly
Mortgage note(2)	7,500	5.689%	427	2016	Monthly

	$25,730		$1,512

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

(2)
This mortgage note was fully repaid, at par, in January 2014.

        Because these mortgage notes bear interest at a fixed rate, changes in market interest rates during the term of these debts will not affect our interest obligations. If these debts were refinanced at interest rates which are 100 bps higher or lower than shown above, our per annum interest cost would increase or decrease by approximately $257.

        Changes in market interest rates would affect the fair value of our fixed rate debt obligations; increases in market interest rates decrease the fair value of our fixed rate debt, while decreases in market interest rates increase the fair value of our fixed rate debt. Based on the balances outstanding at December 31, 2013, and discounted cash flow analyses through the respective maturity dates, and assuming no other changes in factors that may affect the fair value of our fixed rate debt obligations, a hypothetical immediate 100 bps change in interest rates would change the fair value of those obligations by approximately $800.

        At December 31, 2013, our floating rate debt consisted of a combined total of $509,000 outstanding under our revolving credit facility and our term loan.

        Our revolving credit facility matures in March 2016 and, subject to our meeting certain conditions, including our payment of an extension fee, we have the option to extend the stated maturity date by one year to March 2017. No principal repayments are required under our revolving credit facility or term loan prior to maturity, and prepayments may be made at any time without penalty.

        Borrowings under our revolving credit facility and term loan are in U.S. dollars and bear interest at LIBOR plus a premium that is subject to adjustment based upon changes to our leverage or credit ratings. Accordingly, we are vulnerable to changes in U.S. dollar based short term rates, specifically LIBOR. There have been recent governmental inquiries regarding the setting of LIBOR, which may result in changes to that process that could have the effect of increasing LIBOR. In addition, upon renewal or refinancing of our revolving credit facility or our term loan, we are vulnerable to increases in interest rate spreads due to market conditions or our perceived credit risk. Generally, a change in interest rates would not affect the value of our floating rate debt but would affect our operating results. The following table presents the impact a 100 bps increase in interest rates would have on our annual floating rate interest expense at December 31, 2013:

	Impact of an Increase in Interest Rates
	Interest Rate Per Year(1)	Outstanding Debt	Total Interest Expense Per Year	Annual Earnings Per Share Impact(2)
At December 31, 2013	1.64%	$509,000	$8,348	$0.19
100 bps increase	2.64%	$509,000	$13,438	$0.30

(1)
Weighted based on the respective interest rates and outstanding borrowings under our revolving credit facility and term loan as of December 31, 2013.

(2)
Based on the weighted average shares outstanding for the year ended December 31, 2013.

        The following table presents the impact a 100 bps increase in interest rates would have on our annual floating rate interest expense at December 31, 2013 if we were fully drawn on our revolving credit facility and our term loan remained outstanding:

	Impact of an Increase in Interest Rates
	Interest Rate Per Year(1)	Outstanding Debt	Total Interest Expense Per Year	Annual Earnings Per Share Impact(2)
At December 31, 2013	1.55%	$1,100,000	$17,050	$0.38
100 bps increase	2.55%	$1,100,000	$28,050	$0.63

(1)
Weighted based on the respective interest rates and outstanding borrowings under our revolving credit facility, assuming fully drawn, and term loan as of December 31, 2013.

(2)
Based on the weighted average shares outstanding for the year ended December 31, 2013.

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

        There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management Report on Assessment of Internal Control Over Financial Reporting

        We are responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control system is designed to provide reasonable assurance to our management and Board of Trustees regarding the preparation and fair presentation of published financial statements. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

        Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2013. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (1992 Framework). Based on our assessment, we believe that, as of December 31, 2013, our internal control over financial reporting is effective.

        This Annual Report on Form 10-K does not include an attestation report from our registered public accounting firm on our internal control over financial reporting due to the exemption for emerging growth companies created by the JOBS Act.

Item 9B.    Other Information

        None.

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

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        Equity Compensation Plan Information.    We may grant our common shares to our officers and other employees of RMR under our equity compensation plan adopted in 2012, or the 2012 Plan. In addition, each of our Trustees receives 2,000 common shares per year under the 2012 Plan as part of his or her annual compensation for serving as a Trustee. The terms of grants made are determined by the Compensation Committee of our Board of Trustees at the time of the grant. The following table is as of December 31, 2013.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders—2012 Plan	None	None	2,920,459	(1)
Equity compensation plans not approved by security holders	None	None	None
Total	None	None	2,920,459	(1)

(1)
Pursuant to the terms of the 2012 Plan, in no event shall the number of common shares issued exceed 3,000,000. Since the 2012 Plan was established, 79,792 share awards have been granted and 251 share awards have been forfeited, which, pursuant to the terms of the 2012 Plan, then were added to the shares available for issuance under the 2012 Plan.

        Payments by us to RMR are described in Note 9 to the Notes to our Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K. The remainder of the information required by Item 12 is incorporated by reference to our definitive Proxy Statement.

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

(b)
Exhibits

Exhibit Number	Description
3.1	Composite Copy of Amended and Restated Declaration of Trust, dated March 9, 2012, as amended to date. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2013.)
3.2	Amended and Restated Bylaws of the Company. (Incorporated by reference to the Company's Current Report on Form 8-K dated May 13, 2013.)
4.1	Form of Common Share Certificate. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2012.)
8.1	Opinion of Sullivan & Worcester LLP as to certain tax matters. (Filed herewith.)
10.1	Transaction Agreement, dated as of March 12, 2012, between the Company and CommonWealth REIT. (Incorporated by reference to the Company's Current Report on Form 8-K dated March 6, 2012.)
10.2
Credit Agreement, dated as of March 12, 2012, among the Company, Wells Fargo Bank, National Association, as Administrative Agent, and each of the other financial institutions initially a signatory thereto. (Incorporated by reference to the Company's Current Report on Form 8-K dated March 6, 2012.)

Exhibit Number	Description
10.3	First Amendment to Credit Agreement, dated as of July 12, 2012, among the Company, Wells Fargo Bank, National Association, as Administrative Agent, and the other parties thereto. (Incorporated by reference to the Company's Current Report on Form 8-K dated July 12, 2012.)
10.4
Second Amendment to Credit Agreement, dated as of August 27, 2013, among the Company, Wells Fargo Bank, National Association, as Administrative Agent, and each of the other financial institutions party thereto. (Incorporated by reference to the Company's Current Report on Form 8-K dated August 27, 2013.)
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
10.7
First Amendment to Term Loan Agreement, dated as of August 27, 2013, among the Company, Wells Fargo Bank, National Association, as Administrative Agent, and each of the other financial institutions party thereto. (Incorporated by reference to the Company's Current Report on Form 8-K dated August 27, 2013.)
10.8
Amended and Restated Business Management Agreement, dated as of December 23, 2013, between the Company and Reit Management & Research LLC.(+) (Incorporated by reference to the Company's Current Report on Form 8-K dated December 23, 2013.)
10.9
Property Management Agreement, dated as of March 12, 2012, between the Company and Reit Management & Research LLC.(+) (Incorporated by reference to the Company's Current Report on Form 8-K dated March 6, 2012.)
10.10
First Amendment to Property Management Agreement, dated as of December 12, 2012, between the Company and Reit Management & Research LLC.(+) (Incorporated by reference to the Company's Current Report on Form 8-K dated December 12, 2012.)
10.11	2012 Equity Compensation Plan.(+) (Incorporated by reference to the Company's Current Report on Form 8-K dated March 6, 2012.)
10.12	Form of Restricted Share Agreement.(+) (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2013.)
10.13	Form of Indemnification Agreement.(+) (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2012.)
10.14	Summary of Trustee Compensation.(+) (Incorporated by reference to the Company's Current Report on Form 8-K dated May 13, 2013.)
10.15
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

Exhibit Number	Description
10.16	Registration Agreement, dated as of March 25, 2013, between the Company and CommonWealth REIT. (Incorporated by reference to the Company's Registration Statement on Form S-11, File No. 333-187489.)
21.1	Subsidiaries of the Company. (Filed herewith.)
23.1	Consent of Ernst & Young LLP. (Filed herewith.)
23.2	Consent of Sullivan & Worcester LLP. (Contained in Exhibit 8.1.)
31.1	Rule 13a-14(a) Certification. (Filed herewith.)
31.2	Rule 13a-14(a) Certification. (Filed herewith.)
31.3	Rule 13a-14(a) Certification. (Filed herewith.)
31.4	Rule 13a-14(a) Certification. (Filed herewith.)
32.1	Section 1350 Certification. (Furnished herewith.)
101.1
The following materials from the Company's Annual Report on Form 10-K for the year ended December 31, 2013 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income and Comprehensive Income, (iii) the Consolidated Statements of Shareholders' Equity, (iv) the Consolidated Statements of Cash Flows and (v) related notes to these financial statements, tagged as blocks of text and in detail. (Furnished herewith.)

(+)
Management contract or compensatory plan or arrangement.

Report of Independent Registered Public Accounting Firm

To the Trustees and Shareholders of Select Income REIT

        We have audited the accompanying consolidated balance sheets of Select Income REIT as of December 31, 2013 and 2012, and the related consolidated statements of income and comprehensive income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2013. Our audits also included the financial statement schedules listed in the Index at Item 15(a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Select Income REIT at December 31, 2013 and 2012, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP

Boston, Massachusetts
February 21, 2014

SELECT INCOME REIT

CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except par value data)

	December 31, 2013	December 31, 2012
ASSETS
Real estate properties:
Land	$732,509	$675,092
Buildings and improvements	913,948	620,686

	1,646,457	1,295,778
Accumulated depreciation	(67,223)	(46,697)

	1,579,234	1,249,081
Acquired real estate leases, net	129,426	95,248
Cash and cash equivalents	20,025	20,373
Restricted cash	42	42
Rents receivable, net of allowance for doubtful accounts of $936 and $644, respectively	55,335	38,885
Deferred leasing costs, net	5,599	4,816
Deferred financing costs, net	4,834	5,517
Due from related persons	—	585
Other assets	7,364	16,105

Total assets	$1,801,859	$1,430,652

LIABILITIES AND SHAREHOLDERS' EQUITY
Revolving credit facility	$159,000	$95,000
Term loan	350,000	350,000
Mortgage notes payable	27,147	27,778
Accounts payable and accrued expenses	20,655	19,703
Assumed real estate lease obligations, net	26,966	20,434
Rents collected in advance	8,637	6,518
Security deposits	8,359	9,335
Due to related persons	2,404	1,701

Total liabilities	603,168	530,469

Commitments and contingencies
Shareholders' equity:
Common shares of beneficial interest, $0.01 par value: 75,000,000 and 50,000,000 shares authorized, respectively, 49,829,541 and 39,282,592 shares issued and outstanding, respectively	498	393
Additional paid in capital	1,160,894	876,920
Cumulative net income	144,343	51,251
Cumulative other comprehensive income (loss)	(25)	25
Cumulative common distributions	(107,019)	(28,406)

Total shareholders' equity	1,198,691	900,183

Total liabilities and shareholders' equity	$1,801,859	$1,430,652

See accompanying notes.

SELECT INCOME REIT

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(amounts in thousands, except per share data)

	Year Ended December 31,
	2013	2012	2011
Revenues:
Rental income	$159,011	$105,559	$91,775
Tenant reimbursements and other income	29,312	17,231	16,847

Total revenues	188,323	122,790	108,622
Expenses:
Real estate taxes	20,271	15,370	14,709
Other operating expenses	16,111	8,426	8,237
Depreciation and amortization	31,091	14,860	11,205
Acquisition related costs	2,002	2,470	—
General and administrative	12,423	8,203	5,528

Total expenses	81,898	49,329	39,679

Operating income	106,425	73,461	68,943
Interest expense (including amortization of debt premiums and deferred financing fees of $1,462, $950 and $0, respectively)	(13,763)	(7,565)	—

Income before income tax benefit (expense) and equity in earnings of an investee	92,662	65,896	68,943
Income tax benefit (expense)	96	(290)	—
Equity in earnings of an investee	334	269	—

Net income	93,092	65,875	68,943
Other comprehensive income:
Equity in unrealized gain (loss) of an investee	(50)	25	—

Other comprehensive income (loss)	(50)	25	—

Comprehensive income	$93,042	$65,900	$68,943

Weighted average common shares outstanding	44,565	27,122	—

Net income per common share	$2.09	$2.43	NA

See accompanying notes.

SELECT INCOME REIT

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

(dollars in thousands)

	Number of Shares	Common Shares	Additional Paid In Capital	Cumulative Net Income	Cumulative Other Comprehensive Income	Cumulative Common Distributions	Ownership Interest	Total
Balance at December 31, 2010	—	$—	$—	$—	$—	$—	$898,097	$898,097
Net income	—	—	—	—	—	—	68,943	68,943
Owner's net distributions	—	—	—	—	—	—	(62,240)	(62,240)
Issuance of shares, net	1,000	—	—	—	—	—	—	—

Balance at December 31, 2011	1,000	—	—	—	—	—	904,800	904,800
Net income	—	—	—	51,251	—	—	14,624	65,875
Owner's net distributions	—	—	—	—	—	—	(919,424)	(919,424)
Issuance of shares, net	39,249,000	393	876,551	—	—	—	—	876,944
Share grants	32,592	—	369	—	—	—	—	369
Other comprehensive income	—	—	—	—	25	—	—	25
Distributions to common shareholders	—	—	—	—	—	(28,406)	—	(28,406)

Balance at December 31, 2012	39,282,592	393	876,920	51,251	25	(28,406)	—	900,183
Net income	—	—	—	93,092	—	—	—	93,092
Issuance of shares, net	10,500,000	105	283,397	—	—	—	—	283,502
Share grants	47,200	—	577	—	—	—	—	577
Forfeited share grants	(251)	—	—	—	—	—	—	—
Other comprehensive income	—	—	—	—	(50)	—	—	(50)
Distributions to common shareholders	—	—	—	—	—	(78,613)	—	(78,613)

Balance at December 31, 2013	49,829,541	$498	$1,160,894	$144,343	$(25)	$(107,019)	$—	$1,198,691

See accompanying notes.

SELECT INCOME REIT

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

	Year Ended December 31,
	2013	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$93,092	$65,875	$68,943
Adjustments to reconcile net income to cash provided by operating activities
Depreciation	20,531	10,493	7,860
Net amortization of debt premiums and deferred financing fees	1,463	950	—
Amortization of acquired real estate leases	10,768	4,369	3,143
Amortization of deferred leasing costs	858	653	578
Provision for losses on rents receivable	352	(23)	579
Straight line rental income	(12,990)	(5,869)	(5,045)
Other non-cash expenses	1,536	508	—
Equity in earnings of equity investments	(334)	(269)	—
Change in assets and liabilities:
Restricted cash	—	(42)	—
Rents receivable	(3,812)	2,031	(2,792)
Deferred leasing costs	(1,641)	(2,051)	(1,037)
Other assets	(975)	185	93
Due from related persons	585	(585)	—
Accounts payable and accrued expenses	1,392	1,226	491
Rents collected in advance	2,119	289	972
Security deposits	(976)	1,054	29
Due to related persons	(188)	1,701	—

Cash provided by operating activities	111,780	80,495	73,814

CASH FLOWS FROM INVESTING ACTIVITIES:
Real estate acquisitions	(373,937)	(419,610)	(10,000)
Real estate improvements	(5,669)	(2,670)	(1,574)
Investment in Affiliates Insurance Company	—	(5,335)	—

Cash used in investing activities	(379,606)	(427,615)	(11,574)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common shares, net	283,502	363,657	—
Proceeds from borrowings	407,000	993,500	—
Payments on borrowings	(343,217)	(548,553)	—
Deferred financing fees	(1,194)	(6,567)	—
Repayment of demand note	—	(400,000)	—
Distributions to common shareholders	(78,613)	(28,406)	—
Owner's net distributions	—	(6,138)	(62,240)

Cash provided by (used in) financing activities	267,478	367,493	(62,240)

Increase (decrease) in cash and cash equivalents	(348)	20,373	—
Cash and cash equivalents at beginning of period	20,373	—	—

Cash and cash equivalents at end of period	$20,025	$20,373	$—

Supplemental disclosures:
Interest paid	$12,128	$5,407	$—
Income taxes paid	$159	$—	—
Non-cash investing activities:
Real estate acquired by issuance of shares and assumption of demand note	$—	$(913,286)	$—
Real estate acquired by assumption of mortgage notes payable	$—	$(26,000)	$—
Additions to real estate included in accounts payable and accrued expenses	$(1,095)	$(2,782)	$—
Non-cash financing activities:
Issuance of common shares	$577	$513,647	$—
Issuance of demand note	$—	$400,000	$—
Assumption of mortgage notes payable	$—	$26,000	$—

See accompanying notes.

SELECT INCOME REIT

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share data)

Note 1. Basis of Presentation

        Our consolidated financial statements include the 30 properties (251 buildings, leasable lands and easements), or the Initial Properties, which were owned by CommonWealth REIT and its subsidiaries, or CWH, until they were contributed to us by CWH on February 16, 2012. Our consolidated financial statements are presented as if we were a legal entity separate from CWH at all times for the periods presented, despite our not being in existence until December 19, 2011 and the fact that thereafter we were a wholly owned consolidated subsidiary of CWH until March 12, 2012. Because of the significant changes resulting from our initial public offering, or IPO, in March 2012, the financial results reported for the years ended December 31, 2012 and 2011 are not indicative of our expected future results.

Note 2. Organization

        We were organized as a Maryland real estate investment trust, or REIT, on December 19, 2011 as a wholly owned subsidiary of CWH. We were organized to primarily own and invest in single tenant, net leased properties.

        On February 16, 2012, CWH contributed the Initial Properties to us. In return, we issued to CWH: (i) 22,000,000 common shares (including 1,000 common shares initially issued to CWH in December 2011 in connection with our formation) and (ii) a $400,000 demand promissory note, or the CWH Note.

        On March 6, 2012, we commenced a public offering of 8,000,000 common shares. The sale of these shares and an additional 1,200,000 of our common shares pursuant to the full exercise of our IPO underwriters' option to purchase additional shares closed on March 12, 2012 and we then became a public company. We used the net proceeds from the IPO and borrowings under our revolving credit facility to repay in full the CWH Note.

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

SELECT INCOME REIT

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share data)

Note 3. Summary of Significant Accounting Policies (Continued)

        These consolidated financial statements include our accounts and the accounts of our subsidiaries, all of which are 100% owned directly or indirectly by us. All intercompany transactions and balances with or among our consolidated subsidiaries have been eliminated.

        Real Estate Properties.    As required by GAAP, we have generally adopted the accounting treatment and policies for our properties and business which were previously employed by CWH. We recorded our Initial Properties at cost to CWH and record our other properties at our cost and provide depreciation on real estate investments on a straight line basis over estimated useful lives generally ranging from 7 to 40 years. We and CWH estimated the purchase price allocations and the useful lives of our properties. In some circumstances, we and CWH engaged independent real estate appraisal firms to provide market information and evaluations which are relevant to our purchase price allocations and determinations of useful lives; however, we are ultimately responsible for the purchase price allocations and determinations of useful lives.

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

        We amortize capitalized above market lease values (included in acquired real estate leases in our consolidated balance sheets) and below market lease values (presented as assumed real estate lease obligations in our consolidated balance sheets) as a reduction or increase, respectively, to rental income over the terms of the associated leases. Such amortization resulted in changes to rental income of ($1,011), ($587) and ($354) during the years ended December 31, 2013, 2012 and 2011, respectively. We amortize the value of acquired in place leases (included in acquired real estate leases in our consolidated balance sheets), exclusive of the value of above market and below market acquired in

SELECT INCOME REIT

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share data)

Note 3. Summary of Significant Accounting Policies (Continued)

place leases, or Lease Origination Value, over the terms of the associated leases. Such amortization, which is included in depreciation and amortization expense, totaled $9,758, $3,781 and $2,788 during the years ended December 31, 2013, 2012 and 2011, respectively. If a lease is terminated prior to its stated expiration, we write off the unamortized amounts relating to that lease.

        At December 31, 2013 and 2012, our acquired real estate leases and assumed real estate lease obligations were as follows:

	As of December 31,
	2013	2012
Acquired real estate leases
Capitalized above market lease values	$44,851	$45,192
Less: accumulated amortization	(14,556)	(12,171)

Capitalized above market lease values, net	30,295	33,021
Lease Origination Value	117,491	71,879
Less: accumulated amortization	(18,360)	(9,652)

Lease Origination Value, net	99,131	62,227

Acquired real estate leases, net	$129,426	$95,248

Assumed real estate lease obligations
Capitalized below market lease values	$37,776	$29,547
Less: accumulated amortization	(10,810)	(9,113)

Assumed real estate lease obligations, net	$26,966	$20,434

        Future amortization of net intangible acquired lease assets and liabilities to be recognized over the current terms of the associated leases as of December 31, 2013 are estimated to be $12,621 in 2014, $12,639 in 2015, $12,187 in 2016, $10,948 in 2017, $11,288 in 2018 and $42,777 thereafter.

        We recognize impairment losses on real estate investments when indicators of impairment are present and the estimated undiscounted cash flow from our real estate investments is less than the carrying amount of such real estate investments. Impairment indicators may include declining tenant occupancy, lack of progress releasing vacant space, tenant bankruptcies, low long term prospects for improvement in property performance, weak or declining tenant profitability, cash flow or liquidity, our decision to dispose of an asset before the end of its estimated useful life and legislative, market or industry changes that could permanently reduce the value of a property. We review our properties for impairment quarterly, or whenever events or changes in circumstances indicate that carrying amounts may not be recoverable. If indicators of impairment are present, we evaluate the carrying value of the related property by comparing it to the expected future undiscounted cash flows expected to be generated from that property. If the sum of these expected future undiscounted cash flows is less than the carrying value, we reduce the net carrying value of the property to its estimated fair value. The determination of undiscounted cash flow includes consideration of many factors including income to be earned from the investment, holding costs (exclusive of interest), estimated selling prices, and prevailing

SELECT INCOME REIT

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share data)

Note 3. Summary of Significant Accounting Policies (Continued)

economic and market conditions. Based on these procedures performed, no impairments exist on any of our properties as of December 31, 2013 and 2012.

        Certain of our real estate assets contain hazardous substances, including asbestos. We believe the asbestos at our properties is contained in accordance with current environmental regulations and we have no current plans to remove it. If these properties were demolished today, certain environmental regulations specify the manner in which the asbestos must be removed and we could incur substantial costs complying with such regulations. Certain of our industrial lands in Hawaii may require environmental remediation, especially if the use of those lands is changed; however, we do not have any present plans to change the use of those land parcels or to undertake this environmental cleanup. In general, we do not have any insurance designated to limit any losses that we may incur as a result of known or unknown environmental conditions which are not caused by an insured event, such as, for example, fire or flood, although some of our tenants may maintain such insurance. However, as of December 31, 2013 and 2012, accrued environmental remediation costs totaling $8,150 and $8,644, respectively, were included in accounts payable and accrued expenses in our consolidated balance sheets. Because of the indeterminable timing of the remediation, these amounts have not been discounted to present value. These accrued expenses relate to maintenance of our properties for current uses. The reduction in the accrued balance during 2013 primarily reflects remediation costs paid during 2013. We do not believe that there are environmental conditions at any of our properties that will have a material adverse effect on us. However, no assurances can be given that such conditions are not present in our properties or that other costs we incur to remediate contamination will not have a material adverse effect on our business or financial condition. Charges for environmental remediation costs are included in other operating expenses in the consolidated statements of income and comprehensive income.

        Cash and Cash Equivalents.    We consider highly liquid investments with original maturities of three months or less at the date of purchase to be cash equivalents.

        Restricted Cash.    Restricted cash consists of amounts escrowed for future real estate taxes, insurance, leasing costs, capital expenditures and debt service, as required by certain of our mortgage debts.

        Deferred Leasing Costs.    Deferred leasing costs include capitalized brokerage, legal and other fees associated with the successful negotiation of leases, which are amortized to depreciation and amortization expense on a straight line basis over the terms of the respective leases. Deferred leasing costs totaled $7,858 and $6,438 at December 31, 2013 and 2012, respectively, and accumulated amortization of deferred leasing costs totaled $2,259 and $1,622 at December 31, 2013 and 2012, respectively. Future amortization of deferred leasing costs to be recognized during the current terms of the existing leases as of December 31, 2013, are estimated to be $847 in 2014, $777 in 2015, $627 in 2016, $575 in 2017, $469 in 2018 and $2,304 thereafter.

        Deferred Financing Fees.    Deferred financing fees include capitalized issuance or assumption costs related to borrowings, which are amortized to interest expense over the terms of the respective loans. Deferred financing fees totaled $7,761 and $6,567 at December 31, 2013 and 2012, respectively, and accumulated amortization of deferred financing fees totaled $2,927 and $1,050, at December 31, 2013 and 2012, respectively. Future amortization of deferred financing fees to be recognized with respect to

SELECT INCOME REIT

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share data)

Note 3. Summary of Significant Accounting Policies (Continued)

our loans as of December 31, 2013, are estimated to be $1,914 in 2014, $1,914 in 2015, $751 in 2016, $256 in 2017 and $0 thereafter.

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

        Revenue Recognition.    Rental income from operating leases is recognized on a straight line basis over the lives of lease agreements. We defer the recognition of contingent rental income, such as percentage rents, until the specific targets that trigger the contingent rental income are achieved. Contingent rental income recognized totaled $1,330, $1,552 and $1,102 for the years ended December 31, 2013, 2012 and 2011, respectively. Tenant reimbursements and other income include property level operating expenses and capital expenditures reimbursed by our tenants as well as other incidental revenues. Certain tenants are obligated to pay directly their obligations under their leases for insurance, real estate taxes and certain other expenses and these costs, which have been assumed by the tenants under the terms of their respective leases, are not reflected in our consolidated financial statements. To the extent any tenant responsible for these costs under their respective lease defaults on its lease or it is deemed probable that the tenant will fail to pay for such costs, we would record a liability for such obligation.

        Allowance for Doubtful Accounts.    We maintain an allowance for doubtful accounts for estimated losses resulting from the inability or unwillingness of certain tenants to make payments required under their leases. The computation of the allowance is based on the tenants' payment histories and current credit profiles, as well as other considerations.

        Income Taxes.    We have elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended, and, accordingly, we generally will not be subject to federal income taxes provided we distribute our taxable income and meet certain other requirements to qualify as a REIT. We are, however, subject to certain state and local taxes.

        Cumulative Other Comprehensive Income.    Cumulative other comprehensive income consists of the unrealized gains and losses related to our investment in AIC, as described in Note 9.

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

        New Accounting Pronouncements.    Effective January 2013, we adopted Financial Accounting Standards Board, or FASB, Accounting Standards Update No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. This update is the culmination of the FASB's deliberation on reporting reclassification adjustments from accumulated other comprehensive income, or AOCI. This standard does not change the current requirements for reporting net income or other comprehensive income. However, it requires disclosure of amounts reclassified out of AOCI in their entirety, by component, on the face of the statement of operations or in the notes thereto. Amounts that are not required to be reclassified in their entirety to net income must be cross referenced to other disclosures that provide additional detail. This update was effective prospectively for interim and annual reporting periods beginning after December 15, 2012. The implementation of this update did not cause any material changes to the disclosures in, or the presentation of, our condensed consolidated financial statements.

Note 4. Real Estate Properties

        During the year ended December 31, 2013, we acquired seven properties (11 buildings) with a combined 1.4 million rentable square feet and a combined weighted average lease term, based on rental revenues, of 10.7 years for an aggregate purchase price of $384,820, excluding closing costs. We allocated the purchase prices of these acquisitions based on the estimated fair values of the acquired assets and assumed liabilities. The Addison, TX acquisition was accounted for as an acquisition of assets. All other acquisitions during the year ended December 31, 2013 were accounted for as business combinations. Details of these completed acquisitions are as follows:

Date	Location	Properties\ Buildings	Square Feet	Purchase Price(1)	Land	Building and Improvements	Acquired Real Estate Leases	Assumed Real Estate Lease Obligations	Other Assumed Liabilities
January 2013	Addison, TX(2)	1 / 2	553,799	$105,000	$10,107	$94,893	$—	$—	$—
February 2013	Provo, UT	1 / 2	125,225	34,720	3,400	25,938	5,382	—	—
March 2013	San Antonio, TX	1 / 1	99,986	18,600	3,197	12,175	3,507	(279)	—
July 2013	Richmond, VA	1 / 1	310,950	143,600	13,849	109,823	19,928	—	—
October 2013	Vernon Hills, IL(3)	1 / 1	99,579	18,000	4,095	9,882	4,023	—	(1,095)
December 2013	San Jose, CA(3)	2 / 4	250,731	64,900	22,768	36,278	13,964	(8,110)	—

		7 / 11	1,440,270	$384,820	$57,416	$288,989	$46,804	$(8,389)	$(1,095)

(1)
Purchase price excludes acquisition related costs.

(2)
Property was acquired and simultaneously leased back to the seller in a sale/leaseback transaction. We capitalized acquisition costs of $232 related to this transaction.

(3)
The allocation of purchase price is based on preliminary estimates and may change upon the completion of (i) third party appraisals and (ii) our analysis of acquired in place leases and building valuations.

        We committed $1,526 for expenditures related to approximately 884,000 square feet of leases executed during 2013. Committed but unspent tenant related obligations based on existing leases as of December 31, 2013, were $4,328.

SELECT INCOME REIT

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share data)

Note 4. Real Estate Properties (Continued)

        The future minimum lease payments scheduled to be received by us during the current terms of our leases as of December 31, 2013 are as follows:

Year	Minimum Lease Payment
2014	$159,233
2015	161,793
2016	156,677
2017	154,696
2018	151,409
Thereafter	1,134,602

$1,918,410

Note 5. Tenant Concentration and Segment Information

        We operate in one business segment: ownership of properties that include buildings and leased industrial lands that are primarily net leased to single tenants, with no one tenant accounting for more than 10% of our total revenues. A "net leased property" or a property being "net leased" means that the building or land lease requires the tenant to pay rent and pay, or reimburse us, for all, or substantially all, property level operating expenses and capital expenditures, such as real estate taxes, insurance, utilities, maintenance and repairs, other than, in certain circumstances, roof and structural element related expenditures; in some instances, tenants instead reimburse us for all expenses in excess of certain amounts included in the stated rent. We define a single tenant leased building or land parcel as a building or land parcel with at least 90% of its rentable square footage leased to one tenant. Our buildings and lands are primarily leased to single tenants; however, we do own some multi tenant buildings on the island of Oahu, HI.

SELECT INCOME REIT

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share data)

Note 6. Indebtedness

        At December 31, 2013 and 2012, our outstanding indebtedness consisted of the following:

	December 31, 2013	December 31, 2012
Revolving credit facility, due in 2016	$159,000	$95,000
Term loan, due in 2017	350,000	350,000
Mortgage note payable, 5.950% interest rate, including unamortized premium of $1,131 and $1,415, respectively, due in 2017(1)	19,361	19,862
Mortgage note payable, 5.689% interest rate, including unamortized premium of $286 and $416, respectively, due in 2016(1)(2)	7,786	7,916

	$536,147	$472,778

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

(2)
This mortgage note was repaid, at par, in January 2014.

        We have a $750,000 unsecured revolving credit facility that is available for general business purposes, including acquisitions. The maturity date of our revolving credit facility is March 11, 2016 and, subject to the payment of an extension fee and meeting certain other conditions, our revolving credit facility includes an option for us to extend the stated maturity date by one year to March 11, 2017. In addition, our revolving credit facility includes a feature under which maximum borrowings may be increased to $1,000,000 in certain circumstances. In February 2013, we partially exercised our option to increase the available borrowing amount under our revolving credit facility from $500,000 to $750,000. Borrowings under our revolving credit facility bear interest at LIBOR plus a premium. We also pay a facility fee on the total amount of lending commitments under our revolving credit facility. Both the interest rate premium and the facility fee are subject to adjustment based upon changes to our leverage or credit ratings. As of December 31, 2013, the interest rate premium on our revolving credit facility was 130 basis points and our facility fee was 30 basis points. As of December 31, 2013, the interest rate payable on borrowings under our revolving credit facility was 1.47% and the weighted average annual interest rate for borrowings under the revolving credit facility was 1.50% for the year ended December 31, 2013. The weighted average annual interest rate for borrowings under the revolving credit facility was 1.54% for the period from March 12, 2012, the date we entered into our revolving credit facility agreement, to December 31, 2012. We can borrow, repay and reborrow funds available under our revolving credit facility until maturity, and no principal repayment is due until maturity. As of December 31, 2013 and February 18, 2014, we had $159,000 and $170,000, respectively, outstanding under our revolving credit facility.

SELECT INCOME REIT

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share data)

Note 6. Indebtedness (Continued)

        We also have a $350,000 unsecured term loan that matures on July 11, 2017 and is prepayable without penalty at any time. In addition, our term loan includes a feature under which maximum borrowings may be increased to up to $700,000 in certain circumstances. Our term loan bears interest at a rate of LIBOR plus a premium, which was 155 basis points as of December 31, 2013. The interest rate premium is subject to adjustment based upon changes to our leverage or credit ratings. As of December 31, 2013, the interest rate payable for the amount outstanding under our term loan was 1.72% and the weighted average interest rate for the amount outstanding under our term loan was 1.74% for the year ended December 31, 2013. The weighted average interest rate for the amount outstanding under our term loan was 1.78% for the period from July 12, 2012, the date we entered into our term loan agreement, to December 31, 2012.

        Our revolving credit facility agreement and our term loan agreement provide for acceleration of payment of all amounts due thereunder upon the occurrence and continuation of certain events of default, including a change of control of us, which includes RMR ceasing to act as our business manager and property manager. Our revolving credit facility agreement and our term loan agreement also contain a number of financial and other covenants, including covenants that restrict our ability to incur indebtedness or to make distributions under certain circumstances and require us to maintain financial ratios and a minimum net worth. We believe we were in compliance with the terms of our revolving credit facility and term loan covenants at December 31, 2013.

        At December 31, 2013, three of our properties with an aggregate net book value of $29,265 secured two mortgage notes we assumed in connection with our acquisitions of such properties. The aggregate principal amount outstanding under those two mortgage notes as of December 31, 2013, was $25,730. These mortgage notes are non-recourse, subject to certain limited exceptions, and do not contain any material financial covenants.

        The required principal payments due during the next five years and thereafter under all our outstanding debt as of December 31, 2013 are as follows:

Year	Principal Payment
2014	$230
2015	245
2016	166,755
2017	367,500
2018	—
Therafter	—

	$534,730	(1)

(1)
Total debt outstanding as of December 31, 2013, including unamortized premiums of $1,417, was $536,147.

        In January 2014, we repaid, at par, a $7,500 mortgage note which was secured by a building located in Chelmsford, MA. This mortgage was scheduled to mature in 2016.

SELECT INCOME REIT

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share data)

Note 7. Fair Value of Financial Instruments

        Our financial instruments at December 31, 2013 include cash and cash equivalents, restricted cash, rents receivable, mortgage notes payable, our revolving credit facility, our term loan, amounts due to related persons, accounts payable and other accrued expenses. At December 31, 2013, the fair value of our financial instruments approximated their carrying values in our consolidated financial statements, except as follows:

	Carrying Amount	Estimated Fair Value
Mortgage notes payable	$27,147	$27,588

        We estimate the fair values of our mortgage notes payable by using discounted cash flow analyses and currently prevailing market rates for similar mortgage notes as of December 31, 2013. These inputs are categorized as level 3 inputs as defined in the fair value hierarchy under the accounting standards for Fair Value Measurements and Disclosures. Because our inputs are unobservable, our estimated fair value may differ materially from the actual fair value.

Note 8. Shareholders' Equity

        In June 2013, we amended our declaration of trust, increasing the number of our authorized shares of beneficial interest from 50,000,000 to 75,000,000. All of our authorized shares are currently classified as common shares, $.01 par value per share, or our common shares.

Share Awards

        We have common shares available for issuance under the terms of our equity compensation plan adopted in 2012, or the 2012 Plan. As described in Note 9, we awarded common shares to our officers and certain employees of RMR in 2013. Also in 2013, we awarded each of our Trustees 2,000 common shares with an aggregate market value of approximately $276 (approximately $55 per Trustee) as part of their annual compensation, based upon the closing price of our common shares on the New York Stock Exchange, or the NYSE, on the date of grant. The common shares awarded to our Trustees vested immediately. The common shares awarded to our officers and certain employees of RMR vest in five equal annual installments beginning on the date of grant. We include the value of awarded shares in general and administrative expenses ratably over the vesting period.

SELECT INCOME REIT

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share data)

Note 8. Shareholders' Equity (Continued)

        A summary of shares granted and vested under the terms of the 2012 Plan for the years ended December 31, 2013 and 2012 is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
2012 Activity:
Granted	32,592	$24.84
Vested	(14,878)	$24.84

Unvested shares at December 31, 2012	17,714	$24.84
2013 Activity:
Granted	47,200	$25.37
Vested	(22,120)	$26.12
Forfeited	(251)	$24.80

Unvested shares at December 31, 2012	42,543	$24.79

        The 42,543 unvested shares as of December 31, 2013 are scheduled to vest as follows: 11,714 shares in 2014, 2015 and 2016 and 7,401 shares in 2017. As of December 31, 2013, the estimated future compensation expense for the unvested shares was approximately $1,138 based on the closing share price of our common shares on December 31, 2013 of $26.74. The weighted average period over which the compensation expense will be recorded is approximately 25 months. During the years ended December 31, 2013 and 2012, we recorded $645 and $508, respectively, of compensation expense related to our 2012 Plan.

        At December 31, 2013, 2,920,459 common shares remain available for issuance under the 2012 Plan.

        On February 7, 2014 we issued 2,936 shares to RMR as part of its compensation under our business management agreement. See Note 9 for further information regarding this agreement.

Share Issuances:

        In July 2013, we sold 10,500,000 of our common shares in a public offering at a price of $28.25 per share, raising net proceeds of approximately $283,599. We used the net proceeds from this offering to partially repay amounts outstanding under our revolving credit facility and for general business purposes, including acquisitions.

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

        In November 2013, we paid a distribution on our common shares of $0.46 per share, or approximately $22,922, to shareholders of record on October 24, 2013.

        In January 2014, we declared a regular quarterly distribution of $0.46 per common share, or approximately $22,922, to shareholders of record on January 13, 2014. We paid this distribution on February 19, 2014 using existing cash balances and borrowings under our revolving credit facility.

        Cash distributions per share paid or payable by us to our common shareholders for the year ended December 31, 2013 and 2012 were $1.76 and $0.91, respectively. The characterization of our distributions paid or accrued in 2013 was 100.0% ordinary income.

Note 9. Related Person Transactions

        We have adopted written Governance Guidelines that describe the consideration and approval of any related person transactions. Under these Governance Guidelines, we may not enter into any transaction in which any Trustee or executive officer, any member of the immediate family of any Trustee or executive officer or any other related person, has or will have a direct or indirect material interest unless that transaction has been disclosed or made known to our Board of Trustees and our Board of Trustees reviews and approves or ratifies the transaction by the affirmative vote of a majority of the disinterested Trustees, even if the disinterested Trustees constitute less than a quorum. If there are no disinterested Trustees, the transaction must be reviewed and approved or ratified by both (i) the affirmative vote of a majority of our Board of Trustees and (ii) the affirmative vote of a majority of our Independent Trustees. In determining whether to approve or ratify a transaction, our Board of Trustees, or disinterested Trustees or Independent Trustees, as the case may be, also act in accordance with any applicable provisions of our declaration of trust, consider all of the relevant facts and circumstances and approve only those transactions that are fair and reasonable to us and our shareholders. All related person transactions described below were reviewed and approved or ratified by a majority of the disinterested Trustees or otherwise in accordance with our policies and our declaration of trust, each as described above. In the case of transactions with us by RMR employees (other than our Trustees and executive officers) subject to our Code of Business Conduct and Ethics, the employee must seek approval from an executive officer who has no interest in the matter for which approval is being requested. Copies of our Governance Guidelines and Code of Business Conduct and Ethics are available on our website, www.sirreit.com.

        RMR:    We have no employees. Personnel and various services we require to operate our business are provided to us by RMR. We have two agreements with RMR to provide management and administrative services to us: (i) a business management agreement, which relates to our business generally, and (ii) a property management agreement, which relates to our property level operations.

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

        Our Board of Trustees has given our Compensation Committee, which is comprised exclusively of our Independent Trustees, authority to act on our behalf with respect to our management agreements with RMR. The charter of our Compensation Committee requires the committee to annually review the terms of these agreements, evaluate RMR's performance under the agreements and determine whether to renew, amend or terminate the management agreements.

        In 2013, our Compensation Committee retained FTI Consulting, Inc., a nationally recognized compensation consultant experienced in REIT compensation programs, to assist the committee in developing the terms of the incentive fee payable to RMR under our business management agreement with RMR beginning in 2014. In connection with retaining this consultant, our Compensation Committee determined that the consultant did not have any conflicts of interest which would prevent the consultant from advising the committee.

        On December 23, 2013, we and RMR entered into an amended and restated business management agreement, effective with respect to services performed on and after January 1, 2014. Under the terms of this amended and restated business management agreement:

  •
  The annual amount of the base management fee to be paid to RMR by us for each applicable period will be equal to the lesser of:

  •
  the sum of (a) 0.5% of the average historical cost of our real estate assets acquired from a REIT to which RMR provided business management or property management services, or the Transferred Assets, immediately prior to the contribution, sale or other transfer of such property to us, plus (b) 0.7% of the average historical cost of our real estate investments excluding the Transferred Assets up to $250,000, plus (c) 0.5% of the average historical cost of our real estate investments excluding the Transferred Assets exceeding $250,000; and

  •
  the sum of (a) 0.7% of the average closing price per share of our common shares on the NYSE, during such period, multiplied by the average number of our common shares outstanding during such period, plus the daily weighted average of the aggregate liquidation preference of each class of our preferred shares outstanding during such period, plus the daily weighted average of the aggregate principal amount of our consolidated indebtedness during such period, or, together, our Average Market Capitalization, up to $250,000, plus (b) 0.5% of our Average Market Capitalization exceeding $250,000.

    The average historical cost of our real estate investments will include our consolidated assets invested, directly or indirectly, in equity interests in or loans secured by real estate and personal property owned in connection with such real estate (including acquisition related costs and costs which may be allocated to intangibles or are unallocated), all before reserves for depreciation, amortization, impairment charges or bad debts or other similar noncash reserves.

  •
  Although the fee calculation is stated in annual percentages, the base management fee will be paid monthly to RMR, ninety percent (90%) in cash and ten percent (10%) in our common shares, which shall be fully-vested when issued. The number of our common shares to be issued

SELECT INCOME REIT

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share data)

Note 9. Related Person Transactions (Continued)

    in payment of the base management fee for each month will be equal to the value of 10% of the total base management fee for that month divided by the average daily closing price of our common shares during that month.

  •
  The incentive management fee which may be earned by RMR for an annual period will be an amount, subject to a cap based on the value of our outstanding common shares, equal to 12% of the product of (a) our equity market capitalization on the last trading day on the year immediately prior to the relevant measurement period and (b) the amount (expressed as a percentage) by which the total returns per share realized by the holders of our common shares (i.e., share price appreciation plus dividends) exceeds the total shareholder return of the SNL US REIT Equity Index (in each case subject to certain adjustments) for the relevant measurement period. The measurement periods are generally three-year periods ending with the year for which the incentive management fee is being calculated, with shorter periods applicable in the case of the calculation of the incentive management fee for 2014 (one year) and 2015 (two years).

  •
  The incentive management fee is payable in our common shares, with one-third of our common shares issued in payment of an incentive management fee vested on the date of issuance, and the remaining two-thirds vesting thereafter in two equal annual installments. If the issuance of common shares in payment of a portion of the base management fee or incentive management fee would be limited by applicable law and regulations, such portion of the applicable fee will instead be paid in cash.

  •
  RMR and certain eligible transferees of our common shares issued in payment of the base management fee or incentive management fee are entitled to demand registration rights, exercisable not more frequently than twice per year, and to "piggy-back" registration rights, with certain expenses to be paid by us. We and applicable selling shareholders also have agreed to indemnify each other (and their officers, trustees, directors and controlling persons) against certain liabilities, including liabilities under the Securities Act of 1933, as amended, or the Securities Act, in connection with any such registration.

        The terms of the amended and restated business management agreement described above were approved by our Compensation Committee, which is comprised solely of our Independent Trustees, and the terms of the incentive fee were developed by our Compensation Committee in consultation, with FTI Consulting, Inc., an independent compensation consultant.

        For the period beginning on March 12, 2012, the date on which we entered into our business management agreement with RMR, through December 31, 2013, our business management agreement provided for the base business management fee to be paid to RMR at an annual rate equal to the sum of (a) 0.5% of the historical cost of the Transferred Assets, plus (b) with respect to other properties we acquired excluding the Transferred Assets, 0.7% of our aggregate cost of those properties up to and including $250,000, and 0.5% thereafter. In addition, for 2013, our business management agreement provided for RMR to be paid an incentive fee equal to 15% of the product of (i) the weighted average of our common shares outstanding on a fully diluted basis during a fiscal year and (ii) the excess, if any, of the Normalized FFO Per Share, as defined in the business management agreement, for such fiscal year over the Normalized FFO Per Share for the preceding fiscal year. For purposes of

SELECT INCOME REIT

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share data)

Note 9. Related Person Transactions (Continued)

calculating the incentive fee for 2013, Normalized FFO Per Share for 2012 will equal the annualized amount of our Normalized FFO for the period beginning with our initial public offering on March 12, 2012 through December 31, 2012, divided by the weighted average number of common shares outstanding during that period. We recognized business management fees of $9,503 and $4,719 for 2013 and the period beginning on March 12, 2012 through December 31, 2012, respectively. These amounts are included in general and administrative expenses in our consolidated financial statements. In March 2014, we expect to issue 32,865 of our common shares to RMR for the incentive fee for 2013.

        Our property management agreement with RMR provides for management fees equal to 3.0% of gross collected rents and construction supervision fees equal to 5.0% of construction costs. The aggregate property management and construction supervision fees we recognized were $5,449 and $3,039 for 2013 and the period beginning on March 12, 2012 through December 31, 2012, respectively. These amounts are included in operating expenses or have been capitalized, as appropriate, in our consolidated financial statements.

        RMR also provides internal audit services to us in return for our share of the total internal audit costs incurred by RMR for us and other publicly owned companies managed by RMR and its affiliates, which amounts are subject to approval by our Compensation Committee. Our Audit Committee appoints our Director of Internal Audit. Our share of RMR's costs of providing this internal audit function was approximately $203 and $162 for 2013 and 2012, respectively, which amounts are included in general and administrative expenses in our consolidated financial statements. These allocated costs are in addition to the business and property management fees we paid to RMR.

        We are generally responsible for all of our operating expenses, including certain expenses incurred by RMR on our behalf. We are generally not responsible for payment of RMR's employment, office or administration expenses incurred to provide management services to us, except for the employment and related expenses of RMR employees who provide on-site property management services and our share of the staff employed by RMR who perform our internal audit function. Pursuant to our amended and restated business management agreement, RMR may from time to time negotiate on our behalf with certain third party vendors and suppliers for the procurement of services to us. As part of this arrangement, we may enter agreements with RMR and other companies to which RMR provides management services for the purpose of obtaining more favorable terms from such vendors and suppliers.

        The current terms of both our amended and restated business management agreement with RMR and our property management agreement with RMR end on December 31, 2014 and automatically renew for successive one year terms unless we or RMR give notice of non-renewal before the end of an applicable term. We or RMR may terminate either agreement upon 60 days' prior written notice, and RMR may also terminate either agreement upon five business days' notice if we undergo a change of control, as defined in the applicable agreement.

        Under our amended and restated business management agreement with RMR, we acknowledge that RMR may engage in other activities or businesses and act as the manager to any other person or entity (including other REITs) even though such person or entity has investment policies and objectives similar to ours and we are not entitled to preferential treatment in receiving information, recommendations and other services from RMR. Previously our business management agreement had

SELECT INCOME REIT

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share data)

Note 9. Related Person Transactions (Continued)

provided that, with certain exceptions, if we determined to offer for sale or other disposition any real property that, at such time, is of a type within the investment focus of another REIT to which RMR provides management services, we would first offer that property for purchase or disposition to that REIT and negotiate in good faith for such purchase or disposition. This right of first offer provision was eliminated when the business management agreement was amended and restated on December 23, 2013.

        Under the 2012 Plan, we grant restricted shares to certain employees of RMR, some of whom are our officers. We granted a total of 37,200 restricted shares with an aggregate value of $921 and 22,592 restricted shares with an aggregate value of $561 to such persons in 2013 and 2012, respectively, based upon the closing price of our common shares on the NYSE on the dates of grants. One fifth of those restricted shares vested on the grant dates and one fifth vests on each of the next four anniversaries of the grant dates. These share grants to RMR employees are in addition to the fees we pay to RMR. On occasion, we have entered into arrangements with former employees of RMR in connection with the termination of their employment with RMR, providing for the acceleration of vesting of restricted shares previously granted to them under the 2012 Plan. Additionally, each of our President and Chief Operating Officer and Treasurer and Chief Financial Officer received grants of restricted shares of other companies to which RMR provides management services in their capacities as officers of RMR.

        CWH:    We were formerly a 100% owned subsidiary of CWH. CWH is our largest shareholder and, as of the date of this Annual Report on Form 10-K, CWH owned 22,000,000 of our common shares, or approximately 44.1% of our outstanding common shares. One of our Managing Trustees, Mr. Barry Portnoy, is a managing trustee of CWH. Our other Managing Trustee, Mr. Adam Portnoy, is a managing trustee and the President of CWH. In addition, Mr. John Popeo, our Treasurer and Chief Financial Officer, also serves as the treasurer and chief financial officer of CWH, and one of our Independent Trustees, Mr. William Lamkin, is an independent trustee of CWH. RMR provides management services to both us and CWH.

        In March 2012, we completed our IPO of 9,200,000 of our common shares for net proceeds (after deducting underwriters' discounts and commissions and estimated expenses) of $180,814. We applied those net proceeds, along with proceeds of our initial borrowings under our then $500,000 revolving credit facility, to repay in full the CWH Note and to reimburse CWH for costs that CWH incurred in connection with our organization and preparation for our IPO.

        To facilitate our IPO, we and CWH entered into a transaction agreement that governs our separation from and relationship with CWH. The transaction agreement provides that, among other things, (1) the current assets and liabilities of the Initial Properties, as of the time of closing of the IPO, were settled between us and CWH so that CWH will retain all pre-closing current assets and liabilities and we will assume all post-closing current assets and liabilities and (2) we will indemnify CWH with respect to any liability relating to any property transferred by CWH to us, including any liability which relates to periods prior to our formation, other than the pre-closing current assets and current liabilities that CWH retained with respect to the Initial Properties.

        In March 2013, we entered into a registration agreement with CWH, pursuant to which we agreed to register for resale by CWH up to 22,000,000 of our common shares owned by CWH, or an Offering. We currently have an effective registration statement on Form S-3 that may provide for that possible

SELECT INCOME REIT

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share data)

Note 9. Related Person Transactions (Continued)

resale by CWH. Under the registration agreement, CWH agreed to pay all expenses incurred by us relating to the registration and sale of the shares in an Offering. As of December 31, 2013, we paid $636 of expenses related to this agreement which was reimbursed by CWH. Our obligation to register our shares owned by CWH for resale in an Offering is subject to certain conditions and may be terminated in certain circumstances, in each case, as described in the registration agreement. CWH agreed to indemnify us and our officers, Trustees and controlling persons, and we agreed to indemnify CWH and its officers, trustees and controlling persons, against certain liabilities in connection with an Offering, including liabilities under the Securities Act.

        AIC:    In 2012, we purchased 20,000 shares of common stock of AIC for approximately $5,335. Concurrently with this purchase, we entered into an amended and restated shareholders agreement with AIC, RMR, CWH and five other companies to which RMR provides management services. We, RMR, CWH and these five other companies to which RMR provides management services each currently own 12.5% of AIC. All of our Trustees and most of the trustees and directors of the other AIC shareholders currently serve on the board of directors of AIC. RMR provides management and administrative services to AIC pursuant to a management and administrative services agreement with AIC. Our Governance Guidelines provide that any material transaction between us and AIC shall be reviewed, authorized and approved or ratified by the affirmative votes of both a majority of our Board of Trustees and a majority of our Independent Trustees. The shareholders agreement among us, the other shareholders of AIC and AIC includes arbitration provisions for the resolution of disputes.

        Although we own less than 20% of AIC, we use the equity method to account for this investment because we believe that we have significant influence over AIC as all of our Trustees are also directors of AIC. Our investment in AIC had a carrying value of $5,913 and $5,629 as of December 31, 2013 and 2012, respectively, which amounts are included in other assets on our consolidated balance sheets. We recognized income of $334 and $269 related to our investment in AIC for 2013 and the period beginning on May 21, 2012, the date on which we became a shareholder of AIC, through December 31, 2012, respectively. In June 2013, we and the other shareholders of AIC purchased a one-year property insurance policy providing $500,000 of coverage pursuant to an insurance program arranged by AIC and with respect to which AIC is a reinsurer of certain coverage amounts. We paid AIC a premium, including taxes and fees, of approximately $559 in connection with that policy, which amount may be adjusted from time to time as we acquire or dispose of properties that are included in the policy. Our annual premium for this property insurance in 2012 was $324, before adjustments made for acquisitions or dispositions we made during that period. We periodically consider the possibilities for expanding our insurance relationships with AIC to include other types of insurance and may in the future participate in additional insurance offerings AIC may provide or arrange. We may invest additional amounts in AIC in the future if the expansion of this insurance business requires additional capital, but we are not obligated to do so. By participating in this insurance business with RMR and the other companies to which RMR provides management services, we expect that we may benefit financially by possibly reducing our insurance expenses or by realizing our pro rata share of any profits of this insurance business.

        Directors' and Officers' Liability Insurance:    In July 2013, we, RMR, CWH and four other companies to which RMR provides management services purchased a combined directors' and officers'

SELECT INCOME REIT

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share data)

Note 9. Related Person Transactions (Continued)

liability insurance policy providing $10,000 in aggregate primary non-indemnifiable coverage and $5,000 in aggregate excess coverage. We paid a premium of approximately $133 for this policy.

Note 10. Selected Quarterly Financial Data (Unaudited)

        The following is a summary of our unaudited quarterly results of operations for 2013 and 2012:

	2013
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total revenues	$43,860	$45,946	$48,584	$49,933
Net income	$22,632	$22,787	$23,594	$24,079
Net income per common share	$0.58	$0.58	$0.47	$0.48
Common distributions declared	$0.42	$0.44	$0.44	$0.46

	2012
	First Quarter	Second Quarter		Third Quarter	Fourth Quarter
Total revenues	$27,587	$27,920		$30,878	$36,405
Net income	$17,655	$15,332		$15,719	$17,169
Net income per common share	$1.34	$0.49		$0.50	$0.52
Common distributions declared	$—	$0.09	(1)	$0.40	$0.42

(1)
Prorated distribution based on the number of days from March 12, 2012, which was the date we completed our IPO, to March 31, 2012.

Note 11. Pro Forma Information (Unaudited)

        During the period from the Closing Date to December 31, 2012, we acquired 11 properties (16 buildings and leasable lands) for an aggregate purchase price of $438,013, including the assumption of $26,000 of mortgage debt and excluding closing costs. During the first quarter of 2012, CWH contributed the Initial Properties to us. In return, we issued to CWH: (i) 22,000,000 common shares (including 1,000 common shares initially issued to CWH in December 2011 in connection with our formation) and (ii) the CWH Note. Also during the first quarter of 2012, we issued 9,200,000 of our common shares in connection with our IPO (including 1,200,000 common shares sold pursuant to the full exercise of the underwriters' option to purchase additional shares). Simultaneous with the closing of our IPO, we entered into our revolving credit facility and used net proceeds from our IPO and borrowings under our revolving credit facility to repay in full the CWH Note. During the fourth quarter of 2012, we sold 8,050,000 of our common shares in a public offering (including 1,050,000 common shares sold pursuant to the full exercise of the underwriters' option to purchase additional shares) at a price of $24.00 per share.

        During the year ended December 31, 2013, we acquired seven properties (11 buildings) for an aggregate purchase price of $384,820, excluding closing costs. During the third quarter of 2013, we sold 10,500,000 of our common shares in a public offering at a price of $28.25 per share.

SELECT INCOME REIT

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share data)

Note 11. Pro Forma Information (Unaudited) (Continued)

        The following table presents our pro forma results of operations for the year ended December 31, 2013 and 2012 as if these acquisitions and financing activities had occurred on January 1, 2012. This pro forma data is not necessarily indicative of what our actual results of operations would have been for the periods presented, nor does it represent the results of operations for any future period. Differences could result from numerous factors, including future changes in our portfolio of investments, changes in interest rates, changes in our capital structure, changes in net property level operating expenses, changes in property level revenues, including rents expected to be received on our existing leases or leases we may enter into during and after 2014, and for other reasons.

	Year Ended December 31,
	2013	2012
Total revenues	$202,414	$197,709
Net income	$99,723	$95,784
Net income per share	$2.00	$1.92

        During the year ended December 31, 2013, we recognized revenues of $72,435 and operating income of $59,019 arising from our 2012 and 2013 acquisitions.

SELECT INCOME REIT

SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
December 31, 2013
(dollars in thousands)

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions	Balance at End of Period
Year ended December 31, 2011:
Allowance for doubtful accounts	$4,221	$579	$(733)	$4,067

Year ended December 31, 2012:
Allowance for doubtful accounts	$4,067	$(23)	$(3,400)	$644

Year ended December 31, 2013:
Allowance for doubtful accounts	$644	$352	$(60)	$936

SELECT INCOME REIT

SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2013
(dollars in thousands)

						Initial Cost to Company			Gross Amount Carried at Close of Period(4)
Property		Location	State	Property Type	Encumbrances(1)	Land	Buildings and Equipment	Costs Capitalized Subsequent to Acquisition	Land	Buildings and Equipment	Total(2)	Accumulated Depreciation(3)	Date Acquired	Original Construction Date
1.	Inverness Center	Birmingham	AL	Mainland Properties	$—	$4,209	$32,096	$326	$4,209	$32,422	$36,631	$2,490	12/9/2010	1984;1985
2.	Cinram Distribution Center	Huntsville	AL	Mainland Properties	—	5,628	67,373	—	5,628	67,373	73,001	2,246	8/31/2012	1979
3.	Regents Center	Tempe	AZ	Mainland Properties	—	1,125	10,122	1,999	1,125	12,121	13,246	4,691	6/30/1999	1988
4.	Campbell Place	Carlsbad	CA	Mainland Properties	19,360	3,381	17,918	—	3,381	17,918	21,299	560	9/21/2012	2007
5.	Folsom Corporate Center	Folsom	CA	Mainland Properties	—	3,450	25,504	—	3,450	25,504	28,954	1,913	12/17/2010	2008
6.	Bayside Technology Park	Fremont	CA	Mainland Properties	—	5,200	4,860	521	5,200	5,381	10,581	585	3/19/2009	1990
7.	North First Street	San Jose	CA	Mainland Properties	—	6,160	7,961	—	6,160	7,961	14,121	—	12/23/2013	1984
8.	Rio Robles Drive	San Jose	CA	Mainland Properties	—	16,608	28,316	—	16,608	28,316	44,924	—	12/23/2013	1984
9.	350 West Java Drive	Sunnyvale	CA	Mainland Properties	—	11,552	12,461	—	11,552	12,461	24,013	363	11/15/2012	1984
10.	333 Inverness Drive South	Englewood	CO	Mainland Properties	—	3,230	11,801	415	3,230	12,216	15,446	468	6/15/2012	1998
11.	2 Tower Drive	Wallingford	CT	Mainland Properties	—	1,471	2,165	8	1,471	2,173	3,644	397	10/24/2006	1978
12.	1 Targeting Center	Windsor	CT	Mainland Properties	—	1,850	7,226	—	1,850	7,226	9,076	256	7/20/2012	1980
13.	235 Great Pond Road	Windsor	CT	Mainland Properties	—	2,400	9,469	—	2,400	9,469	11,869	335	7/20/2012	2004
14.	2100 NW 82nd Ave	Miami	FL	Mainland Properties	—	144	1,297	376	144	1,673	1,817	542	3/19/1998	1987
15.	King Street Ground Lease	Honolulu	HI	Hawaii Properties	—	1,342	—	—	1,342	—	1,342	—	12/5/2003	—
16.	Mapunapuna Ground Leases	Honolulu	HI	Hawaii Properties	—	333,883	9,404	1,141	334,533	9,895	344,428	2,422	12/5/2003; 11/21/2012	—
17.	Safeway Shopping Center	Honolulu	HI	Hawaii Properties	—	11,437	—	161	11,437	161	11,598	49	12/5/2003	—
18.	Salt Lake Shopping Center	Honolulu	HI	Hawaii Properties	—	9,660	—	—	9,660	—	9,660	—	12/5/2003	—
19.	Sand Island Ground Leases	Honolulu	HI	Hawaii Properties	—	94,033	—	170	94,033	170	94,203	10	12/5/2003	—
20.	Sand Island Buildings	Honolulu	HI	Hawaii Properties	—	13,845	11,307	11,220	13,845	22,527	36,372	4,480	12/5/2003; 11/23/2004	1953;1959;1966; 1970;1972;2004
21.	Waiwai Ground Leases	Honolulu	HI	Hawaii Properties	—	2,112	455	—	2,112	455	2,567	114	12/5/2003	—
22.	Campbell Buildings	Kapolei	HI	Hawaii Properties	—	4,074	7,736	11,908	4,074	19,644	23,718	3,264	6/15/2005	1964;1980;1981; 1990;1991
23.	Campbell Easements	Kapolei	HI	Hawaii Properties	—	10,496	—	—	10,496	—	10,496	—	6/15/2005	—
24.	Campbell Ground Leases	Kapolei	HI	Hawaii Properties	—	101,905	—	989	101,905	989	102,894	109	6/15/2005	—
25.	Waipahu Ground Lease	Waipahu	HI	Hawaii Properties	—	717	—	—	717	—	717	—	12/5/2003	—
26.	951 Trails Road	Eldridge	IA	Mainland Properties	—	470	7,480	376	470	7,856	8,326	1,305	4/2/2007	1994

SELECT INCOME REIT

SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)
December 31, 2013
(dollars in thousands)

						Initial Cost to Company			Gross Amount Carried at Close of Period(4)
Property		Location	State	Property Type	Encumbrances(1)	Land	Buildings and Equipment	Costs Capitalized Subsequent to Acquisition	Land	Buildings and Equipment	Total(2)	Accumulated Depreciation(3)	Date Acquired	Original Construction Date
27.	2300 N 33rd Ave	Newton	IA	Mainland Properties	—	500	13,236	163	500	13,399	13,899	1,800	9/29/2008	2008
28.	440 North Fairway Drive	Vernon Hills	IL	Mainland Properties	—	4,095	9,882	—	4,095	9,882	13,977	62	10/15/2013	1992
29.	Capitol Tower	Topeka	KS	Mainland Properties	—	1,300	15,918	103	1,300	16,021	17,321	564	7/30/2012	1983
30.	The Atrium at Circleport II	Erlanger	KY	Mainland Properties	—	2,020	9,545	1,035	2,020	10,580	12,600	2,556	6/30/2003	—
31.	300 and 330 Billerica Road	Chelmsford	MA	Mainland Properties	7,787	3,419	14,049	313	3,419	14,362	17,781	747	1/18/2011; 9/27/2012	1984
32.	111 Powdermill Road	Maynard	MA	Mainland Properties	—	3,603	26,180	100	3,603	26,280	29,883	4,456	3/30/2007	1990
33.	7001 Columbia Gateway Drive	Columbia	MD	Mainland Properties	—	3,700	24,592	—	3,700	24,592	28,292	615	12/21/2012	2008
34.	3550 Green Court	Ann Arbor	MI	Mainland Properties	—	2,877	9,081	1,004	2,877	10,085	12,962	228	12/21/2012	1998
35.	8687 Carling Road	Liverpool	NY	Mainland Properties	—	375	3,265	1,924	375	5,189	5,564	965	1/6/2006	1997
36.	1212 Pittsford—Victor Road	Pittsford	NY	Mainland Properties	—	528	3,755	465	528	4,220	4,748	1,213	11/30/2004	1965
37.	500 Canal View Boulevard	Rochester	NY	Mainland Properties	—	1,462	12,482	1,201	1,462	13,683	15,145	3,148	1/6/2006	1996
38.	32150 Just Imagine Drive	Avon	OH	Mainland Properties	—	2,200	23,280	—	2,200	23,280	25,480	2,668	5/29/2009	1996
39.	501 Ridge Avenue	Hanover	PA	Mainland Properties	—	4,800	22,200	30	4,800	22,230	27,030	2,940	9/24/2008	1948
40.	16001 North Dallas Parkway	Addison	TX	Mainland Properties	—	10,107	95,124	43	10,107	95,167	105,274	2,180	1/16/2013	1987
41.	Research Park	Austin	TX	Mainland Properties	—	1,441	13,007	660	1,441	13,667	15,108	4,925	6/16/1999	1999
42.	4421 W. John Carp. Freeway	Irving	TX	Mainland Properties	—	542	4,879	553	542	5,432	5,974	2,126	3/19/1998	1995
43.	3600 Wiseman Boulevard	San Antonio	TX	Mainland Properties	—	3,197	12,175	—	3,197	12,175	15,372	228	3/19/2013	2004
44.	1800 Novell Place	Provo	UT	Mainland Properties	—	6,700	78,940	—	6,700	78,940	85,640	3,125	6/1/2012	2000
45.	4885-4931 North 300 West	Provo	UT	Mainland Properties	—	3,400	25,938	—	3,400	25,938	29,338	540	2/28/2013	2009
46.	501 South 5th Street	Richmond	VA	Mainland Properties	—	13,849	109,823	—	13,849	109,823	123,672	1,373	7/2/2013	2009
47.	Orbital Sciences Campus	Sterling	VA	Mainland Properties	—	9,875	62,238	—	9,875	62,238	72,113	1,686	11/29/2012	2000;2001
48.	181 Battaile Drive	Winchester	VA	Mainland Properties	—	1,487	12,854	—	1,487	12,854	14,341	2,479	4/20/2006	1987

				Totals	$27,147	$731,859	$877,394	$37,204	$732,509	$913,948	$1,646,457	$67,223

(1)
Includes the unamortized balance of the fair value adjustments.

(2)
Excludes value of real estate intangibles.

(3)
Depreciation on buildings and improvements is provided for periods ranging up to 40 years and on equipment up to 12 years.

(4)
The total aggregate cost for U.S. federal income tax purposes is approximately $ 1,725,835.

SELECT INCOME REIT

SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)
December 31, 2013
(dollars in thousands)

        Analysis of the carrying amount of real estate properties and accumulated depreciation:

	Real Estate Properties	Accumulated Depreciation
Balance at December 31, 2010	$897,603	$(28,765)
Additions	10,118	(7,860)
Disposals	(385)	385

Balance at December 31, 2011	907,336	(36,240)
Additions	388,478	(10,493)
Disposals	(36)	36

Balance at December 31, 2012	1,295,778	(46,697)
Additions	350,684	(20,531)
Disposals	(5)	5

Balance at December 31, 2013	$1,646,457	$(67,223)

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SELECT INCOME REIT
By:	/s/ DAVID M. BLACKMAN David M. Blackman President and Chief Operating Officer
Dated: February 21, 2014

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ DAVID M. BLACKMAN David M. Blackman	President and Chief Operating Officer (principal executive officer)	February 21, 2014
/s/ JOHN C. POPEO John C. Popeo	Treasurer and Chief Financial Officer (principal financial officer and principal accounting officer)	February 21, 2014
/s/ ADAM D. PORTNOY Adam D. Portnoy	Managing Trustee	February 21, 2014
/s/ BARRY M. PORTNOY Barry M. Portnoy	Managing Trustee	February 21, 2014
/s/ DONNA D. FRAICHE Donna D. Fraiche	Independent Trustee	February 21, 2014
/s/ WILLIAM A. LAMKIN William A. Lamkin	Independent Trustee	February 21, 2014
/s/ JEFFREY P. SOMERS Jeffrey P. Somers	Independent Trustee	February 21, 2014