Form 10-Q
period 2014-03-31
Select Income REIT
filed 2014-04-28
CIK 1537667

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

Number of registrant’s common shares of beneficial interest, $.01 par value per share, outstanding as of April 23, 2014:  49,870,633

SELECT INCOME REIT

FORM 10-Q

March 31, 2014

References in this Form 10-Q to “we”, “us” and “our” refer to Select Income REIT and its consolidated subsidiaries, unless otherwise noted.

PART I                             Financial Information

Item 1.  Financial Statements

SELECT INCOME REIT

CONDENSED CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except share data)

(unaudited)

	March 31,	December 31,
	2014	2013
ASSETS
Real estate properties:
Land	$732,509	$732,509
Buildings and improvements	914,092	913,948
	1,646,601	1,646,457
Accumulated depreciation	(73,112)	(67,223)
	1,573,489	1,579,234

Acquired real estate leases, net	125,530	129,426
Cash and cash equivalents	204,319	20,025
Restricted cash	42	42
Rents receivable, net of allowance for doubtful accounts of $1,107 and $936, respectively	58,462	55,335
Deferred leasing costs, net	5,717	5,599
Deferred financing costs, net	4,318	4,834
Other assets	12,438	7,364
Total assets	$1,984,315	$1,801,859

LIABILITIES AND SHAREHOLDERS’ EQUITY
Revolving credit facility	$345,000	$159,000
Term loan	350,000	350,000
Mortgage notes payable	19,232	27,147
Accounts payable and accrued expenses	20,619	20,655
Assumed real estate lease obligations, net	26,239	26,966
Rents collected in advance	10,065	8,637
Security deposits	7,719	8,359
Due to related parties	3,453	2,404
Total liabilities	782,327	603,168

Commitments and contingencies

Shareholders’ equity:
Common shares of beneficial interest, $0.01 par value: 75,000,000 shares authorized, 49,867,924 and 49,829,541 shares issued and outstanding, respectively	499	498
Additional paid in capital	1,162,035	1,160,894
Cumulative net income	169,401	144,343
Cumulative other comprehensive loss	(6)	(25)
Cumulative common distributions	(129,941)	(107,019)
Total shareholders’ equity	1,201,988	1,198,691
Total liabilities and shareholders’ equity	$1,984,315	$1,801,859

See accompanying notes

SELECT INCOME REIT

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(amounts in thousands, except per share data)

(unaudited)

	Three Months Ended March 31,
	2014	2013

Revenues:
Rental income	$45,063	$37,458
Tenant reimbursements and other income	7,965	6,402
Total revenues	53,028	43,860

Expenses:
Real estate taxes	5,452	4,626
Other operating expenses	4,527	3,248
Depreciation and amortization	9,294	6,665
Acquisition related costs	238	533
General and administrative	5,176	2,719
Total expenses	24,687	17,791

Operating income	28,341	26,069

Interest expense (including amortization of debt premiums and deferred financing fees of $405 and $336, respectively)	(3,358)	(3,473)
Gain on early extinguishment of debt	243	—
Income before income tax expense and equity in earnings (loss) of an investee	25,226	22,596
Income tax expense	(71)	(40)
Equity in earnings (loss) of an investee	(97)	76
Net income	25,058	22,632

Other comprehensive income:
Equity in unrealized gain (loss) of an investee	19	(8)
Other comprehensive income (loss)	19	(8)
Comprehensive income	$25,077	$22,624

Weighted average common shares outstanding	49,841	39,283

Net income per common share	$0.50	$0.58

See accompanying notes

SELECT INCOME REIT

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

(unaudited)

	Three Months Ended March 31,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$25,058	$22,632
Adjustments to reconcile net income to cash provided by operating activities
Depreciation	5,895	4,465
Net amortization of debt premiums and deferred financing fees	405	336
Amortization of acquired real estate leases and assumed real estate obligations	3,169	2,316
Amortization of deferred leasing costs	228	168
Provision for losses on rents receivable	171	(2)
Straight line rental income	(3,462)	(2,622)
Gain on early extinguishment of debt	(243)	—
Other non-cash expenses	2,399	352
Equity in earnings of equity investments	97	(76)
Change in assets and liabilities:
Rents receivable	164	(3,124)
Deferred leasing costs	(345)	(219)
Other assets	(3,152)	(3,171)
Due from related parties	—	(49)
Accounts payable and accrued expenses	223	155
Rents collected in advance	1,428	(120)
Security deposits	(640)	254
Due to related parties	(99)	(166)
Cash provided by operating activities	31,296	21,129

CASH FLOWS FROM INVESTING ACTIVITIES:
Real estate acquisitions	(2,000)	(148,527)
Real estate improvements	(519)	(1,553)
Cash used in investing activities	(2,519)	(150,080)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common shares, net	—	(84)
Proceeds from borrowings	195,000	148,000
Repayments of borrowings	(16,561)	(5,057)
Deferred financing fees	—	(1,193)
Distributions to common shareholders	(22,922)	(16,499)
Cash provided by financing activities	155,517	125,167

Increase (decrease) in cash and cash equivalents	184,294	(3,784)
Cash and cash equivalents at beginning of period	20,025	20,373
Cash and cash equivalents at end of period	$204,319	$16,589

SUPPLEMENTAL DISCLOSURE:
Interest paid	$2,952	$2,892
Income taxes paid	$(75)	$249

See accompanying notes

SELECT INCOME REIT

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share data)

Note 1.  Basis of Presentation

The accompanying condensed consolidated financial statements of Select Income REIT and its subsidiaries, or SIR, we, us or our, are unaudited. Certain information and disclosures required by U.S. generally accepted accounting principles, or GAAP, for complete financial statements have been condensed or omitted. We believe the disclosures made are adequate to make the information presented not misleading. However, the accompanying condensed consolidated financial statements should be read in conjunction with the financial statements and notes contained in our Annual Report on Form 10-K for the year ended December 31, 2013, or our Annual Report. In the opinion of our management, all adjustments, which include only normal recurring adjustments considered necessary for a fair presentation, have been included. All material intercompany transactions and balances with or among our consolidated subsidiaries have been eliminated. Our operating results for interim periods are not necessarily indicative of the results that may be expected for the full year.

The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect reported amounts. Actual results could differ from those estimates. Significant estimates in the condensed consolidated financial statements include the allowance for doubtful accounts, purchase price allocations and useful lives of fixed assets.

Note 2.  Recent Accounting Pronouncements

In April 2014, the Financial Accounting Standards Board issued Accounting Standards Update No. 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.  This update amends the criteria for reporting discontinued operations to, among other things, raise the threshold for disposals to qualify as discontinued operations. This update is effective for interim and annual reporting periods, beginning after December 15, 2014, with early adoption permitted.  We currently expect the adoption of this update to reduce the number of future property dispositions we make, if any, to be presented as discontinued operations in our condensed consolidated financial statements.

Note 3.  Real Estate Properties

As of March 31, 2014, we owned 48 properties (278 buildings, leasable land parcels and easements) with approximately 26.1 million rentable square feet.

In April 2014, we acquired a single tenant, net leased office property located in Naperville, IL with approximately 820,000 rentable square feet. This property was acquired and simultaneously leased back to an affiliate of the seller in a sale and leaseback transaction. The purchase price of this property was $187,500, excluding closing costs, and was accounted for as an asset acquisition.

Also in April 2014, we acquired a single tenant, net leased office/warehouse property located in Mahwah, NJ with approximately 167,000 rentable square feet. The purchase price of this property was $20,500, excluding closing costs, and was accounted for as a business combination. As of the date of this filing, the purchase price allocation for this property is pending third party appraisals.

Certain of our real estate assets contain hazardous substances, including asbestos. We believe the asbestos at our properties is contained in accordance with current environmental regulations and we have no current plans to remove it. If these properties were demolished today, certain environmental regulations specify the manner in which the asbestos must be removed and we could incur substantial costs complying with such regulations. Certain of our industrial lands in Hawaii may require environmental remediation, especially if the use of those lands is changed; however, we do not have any present plans to change the use of those land parcels or to undertake this environmental cleanup. In general, we do not have any insurance designated to limit any losses that we may incur as a result of known or unknown environmental conditions which are not caused by an insured event, such as, for example, fire or flood, although some of our tenants may maintain such insurance. However, as of March 31, 2014 and December 31, 2013, accrued environmental remediation costs totaling $8,148 and $8,150, respectively, were included in accounts payable and accrued expenses in our condensed consolidated balance sheets. These accrued environmental remediation costs relate to maintenance of our properties for current uses and, because of the indeterminable timing of the remediation, these amounts have not been discounted to present value. We do not believe that there are environmental conditions at any of our properties that will have a material adverse effect on us. However, no assurances can be given that such conditions are not present in our properties or that other costs we incur to remediate contamination will not have a material adverse effect on our business or financial condition. Charges for environmental remediation costs are included in other operating expenses in our condensed consolidated statements of income and comprehensive income.

Note 4.  Segment Information and Tenant Concentration

We operate in one business segment: ownership of properties that include buildings and leased industrial lands that are primarily net leased to single tenants, with no one tenant accounting for more than 10% of our total revenues. A “net leased property” or a property being “net leased” means that the building or land lease requires the tenant to pay rent and pay, or reimburse us, for all, or substantially all, property level operating expenses and capital expenditures, such as real estate taxes, insurance, utilities, maintenance and repairs, other than, in certain circumstances, roof and structural element related expenditures; in some instances, tenants instead reimburse us for all expenses in excess of certain amounts included in the stated rent. We define a single tenant leased building or leased land as a building or land parcel with at least 90% of its rentable square footage leased to one tenant. Our buildings and lands are primarily leased to single tenants; however, we do own some multi tenant buildings on the island of Oahu, HI.

Note 5.  Indebtedness

In January 2014, we repaid, at par, a $7,500 mortgage note which was secured by a building located in Chelmsford, MA. This mortgage was scheduled to mature in 2016.

At March 31, 2014 and December 31, 2013, our outstanding indebtedness consisted of the following:

	March 31,	December 31,
	2014	2013
Revolving credit facility, due in 2016	$345,000	$159,000
Term loan, due in 2017	350,000	350,000
Mortgage note payable, 5.950% interest rate, including unamortized premium of $1,062 and $1,131, respectively, due in 2017 (1)	19,232	19,361
Mortgage note payable, 5.689% interest rate, including unamortized premium of $0 and $286, respectively, due in 2016 (1) (2)	—	7,786
	$714,232	$536,147

(1)              We assumed these mortgages in connection with our acquisition of certain properties. The stated interest rates for these mortgage debts are the contractually stated rates; we recorded the assumed mortgages at estimated fair value on the date of acquisition and we amortize the fair value premiums to interest expense over the respective terms of the mortgages to reduce interest expense to the estimated market interest rates as of the date of acquisition.

(2)              This mortgage note was repaid, at par, in January 2014.

We have a $750,000 unsecured revolving credit facility that is available for general business purposes, including acquisitions. The maturity date of our revolving credit facility is March 11, 2016 and, subject to the payment of an extension fee and meeting certain other conditions, our revolving credit facility includes an option for us to extend the stated maturity date by one year to March 11, 2017.  In addition, our revolving credit facility includes a feature under which maximum borrowings may be increased to $1,000,000 in certain circumstances. Borrowings under our revolving credit facility bear interest at LIBOR plus a premium.  We also pay a facility fee on the total amount of lending commitments under our revolving credit facility. Both the interest rate premium and the facility fee are subject to adjustment based upon changes to our leverage or credit ratings. As of March 31, 2014, the interest rate premium on our revolving credit facility was 130 basis points and our facility fee was 30 basis points.  As of March 31, 2014, the interest rate payable on borrowings under our revolving credit facility was 1.45% and the weighted average interest rate for borrowings under the revolving credit facility was 1.46% and 1.51% for the three months ended March 31, 2014 and 2013, respectively. We can borrow, repay and reborrow funds available under our revolving credit facility until maturity, and no principal repayment is due until maturity. As of March 31, 2014 and April 23, 2014, we had $345,000 and $357,000, respectively, outstanding under our revolving credit facility.

We also have a $350,000 unsecured term loan that matures on July 11, 2017 and is prepayable without penalty at any time. In addition, our term loan includes a feature under which maximum borrowings may be increased to up to $700,000 in certain circumstances. Our term loan bears interest at a rate of LIBOR plus a premium, which was 155 basis points as of March 31, 2014. The interest rate premium is subject to adjustment based upon changes to our leverage or credit ratings. As of March 31, 2014, the interest rate payable for the amount outstanding under our term loan was 1.70% and the weighted average interest rate for the amount outstanding under our term loan was 1.69% and 1.76% for the three months ended March 31, 2014 and 2013, respectively.

Our revolving credit facility agreement and our term loan agreement provide for acceleration of payment of all amounts due thereunder upon the occurrence and continuation of certain events of default, including a change of control of us, which includes Reit Management & Research LLC, or RMR, ceasing to act as our business manager and property manager. Our revolving credit facility agreement and our term loan agreement also contain a number of financial and other covenants, including covenants that restrict our ability to incur indebtedness or to make distributions under certain circumstances and require us to maintain financial ratios and a minimum net worth. We believe we were in compliance with the terms of our revolving credit facility and term loan covenants at March 31, 2014.

At March 31, 2014, one of our properties (two buildings) with an aggregate net book value of $20,626 secured a mortgage note we assumed in connection with our acquisition of the property. The aggregate principal amount outstanding under the mortgage note as of March 31, 2014, was $18,170. This mortgage note is non-recourse, subject to certain limited exceptions, and does not contain any material financial covenants.

Note 6. Fair Value of Financial Instruments

Our financial instruments at March 31, 2014 included cash and cash equivalents, rents receivable, equity investments, a mortgage note payable, our revolving credit facility, our term loan, amounts due to related persons, accounts payable and other accrued expenses. At March 31, 2014, the fair value of our financial instruments approximated their carrying values in our condensed consolidated financial statements due to their short term nature or variable interest rates, except as follows:

	Carrying	Estimated
	Amount	Fair Value
Mortgage notes payable	$19,232	$19,656

We estimate the fair values of our mortgage notes payable by using discounted cash flow analyses and currently prevailing market rates for similar mortgage notes as of March 31, 2014.  These inputs are categorized as level 3 inputs as defined in the fair value hierarchy under the accounting standards for Fair Value Measurements and Disclosures.  Because level 3 inputs are unobservable, our estimated fair value may differ materially from the actual fair value.

Note 7.  Shareholders’ Equity

Share Issuances:

We issued 38,383 common shares to RMR during the three months ended March 31, 2014 and 2,709 shares in April 2014, as part of its compensation under our business management agreement. See Note 8 for further information regarding this agreement.

Distributions:

In February 2014, we paid a distribution of $0.46 per common share, or approximately $22,922, to shareholders of record on January 13, 2014.

In April 2014, we declared a quarterly distribution of $0.48 per common share, or approximately $23,938, to shareholders of record on April 14, 2014. We expect to pay this distribution on or about May 20, 2014 using existing cash balances and borrowings under our revolving credit facility.

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

One of our Managing Trustees, Mr. Barry Portnoy, is Chairman, majority owner and an employee of RMR. Our other Managing Trustee, Mr. Adam Portnoy, is the son of Mr. Barry Portnoy, and an owner, President, Chief Executive Officer and a director of RMR. Each of our executive officers is also an officer of RMR. Our Independent Trustees also serve as independent directors or independent trustees of other public companies to which RMR provides management services. Mr. Barry Portnoy serves as a managing director or managing trustee of a majority of those companies and Mr. Adam Portnoy serves as a managing trustee of a majority of those companies. In addition, officers of RMR serve as officers of those companies.

Pursuant to our business management agreement with RMR, we recognized business management fees of $4,371 and $2,167 for the three months ended March 31, 2014 and 2013, respectively.  The fees for the three months ended March 31, 2014, include estimated 2014 incentive fees payable in common shares in 2015 based on our common share total return. These recognized amounts for the 2013 and 2014 periods are included in general and administrative expenses in our condensed consolidated financial statements. In accordance with the terms of our business management agreement, as amended in December 2013, we issued 8,227 of our common shares to RMR for the three months ended March 31, 2014 as payment for 10% of the base business management fee we recognized for such period. In March 2014, we also issued 32,865 of our common shares to RMR for the incentive fee for 2013 pursuant to the business management agreement.

In connection with our property management agreement with RMR, the aggregate property management and construction supervision fees we recognized were $1,490 and $1,258 for the three months ended March 31, 2014 and 2013, respectively. These amounts are included in operating expenses or have been capitalized, as appropriate, in our condensed consolidated financial statements.

CWH:  We were formerly a 100% owned subsidiary of CommonWealth REIT, or CWH. CWH is our largest shareholder and, as of March 31, 2014, CWH owned 22,000,000 of our common shares, or approximately 44.1% of our outstanding common shares.  One of our Managing Trustees, Mr. Barry Portnoy, was a managing trustee of CWH until March 25, 2014. Our other Managing Trustee, Mr. Adam Portnoy, is the President of CWH and was a managing trustee of CWH until March 25, 2014. In addition, Mr. John Popeo, our Treasurer and Chief Financial Officer, also serves as the treasurer and chief financial officer of CWH, and one of our Independent Trustees, Mr. William Lamkin, was an independent trustee of CWH until March 25, 2014. RMR provides management services to both us and CWH.

In 2012, we completed our initial public offering, or IPO. To facilitate our IPO, we and CWH entered into a transaction agreement that governs our separation from and relationship with CWH. The transaction agreement provides that, among other things, (i) the current assets and liabilities of the 29 properties (251 buildings, leasable land parcels and easements) contributed to us by CWH, or the Initial Properties, as of the time of closing of the IPO, were settled between us and CWH so that CWH retained all pre-closing current assets and liabilities and we assumed all post-closing current assets and liabilities and (ii) we will indemnify CWH with respect to any liability relating to any property transferred by CWH to us, including any liability which relates to periods prior to our formation, other than the pre-closing current assets and current liabilities that CWH retained with respect to the Initial Properties.

In March 2013, we entered into a registration agreement with CWH, pursuant to which we agreed to register for resale by CWH up to 22,000,000 of our common shares owned by CWH, or an Offering, and we filed a registration statement on Form S-3 to permit the resale by CWH of some or all of our common shares owned by CWH. CWH has not sold any of our common shares it owns pursuant to that registration statement.  Under the registration agreement, CWH agreed to pay all expenses incurred by us relating to the registration and sale of the shares in an Offering. On March 31, 2014, we notified CWH that, effective that same day, we had elected to terminate the registration agreement with CWH as a result of the removal, without cause, of all of the trustees of CWH which constituted a change of control of CWH as provided in that agreement.

AIC:  We, RMR and six other companies to which RMR provides management services each currently own approximately 12.5% of Affiliates Insurance Company, or AIC, an Indiana insurance company.  All of our Trustees and most of the trustees and directors of the other AIC shareholders currently serve on the board of directors of AIC. RMR provides management and administrative services to AIC pursuant to a management and administrative services agreement with AIC.

We and the other shareholders of AIC have purchased property insurance providing $500,000 of coverage pursuant to an insurance program arranged by AIC and with respect to which AIC is a reinsurer of certain coverage amounts. This program currently expires in June 2014, and we may determine to renew our participation in this program at that time. As of March 31, 2014, we had invested $5,335 in AIC since we became an equity owner of AIC in 2012. Although we own less than 20% of AIC, we use the equity method to account for this investment because we believe that we have significant influence over AIC as all of our Trustees are also directors of AIC. Our investment in AIC had a carrying value of $5,835 and $5,913 as of March 31, 2014 and December 31, 2013, respectively, which amounts are included in other assets on our condensed consolidated balance sheet. We recognized income (loss) of $(97) and $76 related to our investment in AIC for the three months ended March 31, 2014 and 2013, respectively.

On March 25, 2014, as a result of the removal, without cause, of all of the trustees of CWH, CWH underwent a change in control, as defined in the shareholders agreement among us, the other shareholders of AIC and AIC. In April 2014, as a result of the change in control of CWH and in accordance with the terms of the shareholders agreement, we provided notice of exercise of our right to purchase shares of AIC CWH then owned.  We expect that we and the other non-CWH shareholders will purchase pro rata all of the AIC shares CWH owns.  As such, we expect to purchase 2,857 of those shares for $825, and that following these purchases, we and the other remaining six shareholders will then each own approximately 14.3% of AIC.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our financial statements and notes thereto included in this Quarterly Report on Form 10-Q and in our Annual Report.

OVERVIEW

We are a real estate investment trust, or REIT, organized under Maryland law.  As of March 31, 2014, we owned 48 properties (278 buildings, leasable land parcels and easements), located in 20 states, that contain approximately 26.1 million rentable square feet and were approximately 95.7% leased (based on rentable square feet). For the period ended March 31, 2014, approximately 41.7% of our total revenue was from 11 properties (229 buildings, leasable land parcels and easements) with 17.8 million rentable square feet that we own on the island of Oahu, HI, or our Hawaii Properties.  The remainder of our total revenue for the period ended March 31, 2014 was from 37 properties (49 buildings) located throughout the mainland United States, or our Mainland Properties. As of March 31, 2014, our properties were leased to 263 different tenants, with a weighted average remaining lease term (based on annualized rental revenue) of approximately 10.6 years.

Property Operations

As of March 31, 2014, 95.7% of our rentable square feet were leased, compared to 95.8% of our rentable square feet as of March 31, 2013.  Occupancy data for 2014 and 2013 is as follows (square feet in thousands):

	All Properties		Comparable Properties (1)
	As of March 31,		As of March 31,
	2014	2013	2014	2013
Total properties	48	44	41	41
Total rentable square feet (2)	26,053	25,371	24,612	24,592
Percent leased (3)	95.7%	95.8%	95.4%	95.7%

(1)             Consists of 41 properties (267 buildings, leasable land parcels and easements) that we owned continuously since January 1, 2013.

(2)             Subject to modest adjustments when space is re-measured or re-configured for new tenants and when land leases are converted to building leases.

(3)             Percent leased includes (i) space being fitted out for occupancy pursuant to existing leases, if any, and (ii) space which is leased but is not occupied or is being offered for sublease by tenants, if any.

The modest occupancy decrease at our comparable properties from March 31 2013 to March 31, 2014 did not materially impact our March 31, 2014 comparable financial results. Our comparable financial results have been primarily impacted by rent increases during the period at some of our comparable leased land properties located in Hawaii, as further described below.

The average annualized effective rental rate per square foot, as defined below, for our properties for the periods ended March 31, 2014 and 2013 are as follows:

	Three Months Ended March 31,
	2014	2013
Average annualized effective rental rate per square foot leased: (1)
All Properties	$8.53	$7.34
Comparable Properties (2)	$7.29	$6.97

(1)             Average annualized effective rental rate per square foot leased represents annualized total revenue during the period specified divided by the average rentable square feet leased during the period specified.

(2)             Consists of 41 properties (267 buildings, leasable land parcels and easements) that we owned continuously since January 1, 2013.

During the three months ended March 31, 2014, we entered lease renewals and new leases for approximately 206,000 square feet at weighted average rental rates that were approximately 20.0% higher than prior rates for the same space.  The weighted average lease term for new and renewal leases entered during the three months ended March 31, 2014 was 12.4 years.  Commitments for tenant improvements, leasing costs and concessions for leases entered during the three months ended March 31, 2014 totaled approximately $580,000, or approximately $0.23 per square foot per year of the weighted average lease term.  All leasing activity during the three months ended March 31, 2014 occurred at our Hawaii Properties.

During the three months ended March 31, 2014, we also executed 18 rent resets at our Hawaii Properties for approximately 592,000 square feet of land, at weighted average reset rates that were approximately 50.8% higher than prior rates.

We currently believe that U.S. real estate leasing market conditions are slowly improving, but remain weak in many U.S. markets. However, because our weighted average remaining lease term (based on annualized rental revenue, as defined in footnote (2) of the table below) was approximately 10.6 years as of March 31, 2014, and because only 0.9% of our total rented square feet is subject to leases scheduled to expire during the remainder of 2014, we do not expect our occupancy rate to materially change through the end of 2014. In addition, despite the recent recession and incomplete recovery of the U.S. economy, revenues from our Hawaii Properties, which represented approximately 41.7% of our total rental revenue for the three months ended March 31, 2014, have generally increased under our ownership and CWH’s prior ownership as leases for those properties have reset or renewed to the then current fair market value. Nevertheless, because of the current U.S. and global economic uncertainty, there are too many variables for us to reasonably project what the financial impact of changing market conditions will be on our occupancy, rents or financial results.

As shown in the table below, approximately 0.9% of our total rented square feet and approximately 0.6% of our total annualized rental revenue (as defined in footnote (2) of the table below) are included in leases scheduled to expire by December 31, 2014. Lease renewals and rental rates for which available space may be relet in the future will depend on prevailing market conditions at the times these renewals, new leases and rent reset rates are negotiated. However, all of our leases scheduled to expire through 2014 relate to our Hawaii Properties, and, as stated above, revenues from these properties have generally increased during our and CWH’s prior ownership as the leases for those properties have been reset or renewed. As of March 31, 2014, our lease expirations by year are as follows (square feet and dollars in thousands):

							Cumulative
				Cumulative		Percent of	Percent of
			Percent of	Percent of		Total	Total
	Number of		Total	Total	Annualized	Annualized	Annualized
	Tenants with	Rented	Rented	Rented	Rental	Rental	Rental
	Expiring	Square Feet	Square Feet	Square Feet	Revenue	Revenue	Revenue
Year	Leases	Expiring (1)	Expiring (1)	Expiring (1)	Expiring (2)	Expiring (2)	Expiring (2)
4/1/2014 - 12/31/2014	16	226	0.9%	0.9%	$1,139	0.6%	0.6%
2015	25	568	2.3%	3.2%	5,791	2.9%	3.5%
2016	23	1,107	4.4%	7.6%	8,800	4.3%	7.8%
2017	11	415	1.7%	9.3%	5,906	2.9%	10.7%
2018	14	1,483	6.0%	15.3%	14,862	7.3%	18.0%
2019	16	1,811	7.3%	22.6%	7,033	3.5%	21.5%
2020	5	318	1.3%	23.9%	4,276	2.1%	23.6%
2021	7	795	3.2%	27.1%	7,508	3.7%	27.3%
2022	67	3,063	12.3%	39.4%	23,365	11.5%	38.8%
2023	10	1,335	5.4%	44.8%	32,872	16.2%	55.0%
Thereafter	85	13,799	55.2%	100.0%	91,508	45.0%	100.0%
	279	24,920	100.0%		$203,060	100.0%

Weighted average remaining lease term (in years)		11.9			10.6

(1)             Rented square feet is pursuant to existing leases as of March 31, 2014, and includes (i) space being fitted out for occupancy pursuant to existing leases, if any, and (ii) space which is leased but is not occupied or is being offered for sublease by tenants, if any.

(2)             Annualized rental revenue is the annualized contractual rents from our tenants pursuant to existing leases as of March 31, 2014, including straight line rent adjustments and estimated recurring expense reimbursements, excluding lease value amortization.

A majority of our Hawaii Properties are lands leased for rents that are periodically reset based on fair market values, generally every five to ten years.  The following chart shows the annualized rental revenue as of March 31, 2014 scheduled to reset at our Hawaii lands.

Scheduled Rent Resets At Hawaii Lands

(dollars in thousands)

	Annualized Rental Revenue (1) as of March 31, 2014 Scheduled to Reset
Resets open from prior periods	$3,780	(2)
4/1/2014 – 12/31/2014	4,195
2015	2,367
2016	—
2017 and thereafter	24,615
Total	$34,957

(1)             Annualized rental revenue is the annualized contractual rents from our tenants pursuant to existing leases as of March 31, 2014, including straight line rent adjustments and estimated recurring expense reimbursements, excluding lease value amortization.

(2)             Amount includes rents currently being paid, excluding rent resets not yet established. However, rental income in our condensed consolidated statements of income and comprehensive income includes estimated rental rate adjustments for these rent resets.

With respect to our Hawaiian land leases, we intend to negotiate with our tenants as rents under their leases are scheduled to reset in order to achieve new rents based on the then current fair market values. If we are unable to reach agreement with a tenant on a rent reset, our Hawaiian land leases typically provide that rent is reset based on an appraisal process. Despite CWH’s and our prior experience with rent resets in Hawaii, our ability to increase rents when rent resets occur depends upon market conditions, which are beyond our control. Accordingly, we can provide no assurance that the historical increases in rents which we and CWH have achieved in the past will be repeated in the future, and it is possible that rents could reset to a lower level if fair market values decrease.

We expect to seek to renew or extend the terms of leases relating to our Mainland Properties when they expire. Because of the capital many of these tenants have invested in improvements and because many of our properties may be of strategic importance to the tenants’ business, we believe that there may be a greater likelihood that these tenants may renew or extend their leases when they expire as compared to tenants in a property with multiple tenants. However, we also believe that if a building previously occupied by a single tenant becomes vacant, it may take longer and cost more to locate a new tenant than when space becomes vacant in a multi-tenant property because in place improvements designed specifically for the needs of the prior single tenant may need to be replaced.

During the third quarter of 2013, one of our mainland tenants defaulted on its obligation to pay real estate taxes and rent under its lease with us. As of March 31, 2014, pursuant to the lease, we applied a portion of this tenant’s security deposit to cover all unpaid amounts. While we work with this tenant to resolve the default, we have commenced litigation to pursue our contractual rights under the lease, including reimbursement of amounts drawn on the now underfunded security deposit and payment in full of all past due amounts plus amounts that become due if we elect to accelerate the expiration of the lease. Since March 31, 2014, we have continued to apply portions of this tenant’s security deposit to satisfy its current rent and expense obligations. If this tenant does not begin paying rent and expenses by July 2014, its security deposit is expected to be depleted and we could experience a reduction in annual revenue of approximately $3.4 million, an increase in annual real estate tax expense of approximately $270,000, and increases in other property operating expenses previously paid by this tenant directly, unless and until we are able to collect past due amounts through litigation or otherwise or re-let the property, although the terms of any re-let may not be on as favorable terms for us. In addition, we may, under certain circumstances, be required to expense over $10.5 million of accumulated straight line rent accruals and acquired real estate lease assets, or a significant portion of those amounts, related to this lease on an accelerated basis if the lease is terminated or the terms change.

Whenever we extend, renew or enter into new leases for our properties, we intend to seek rents which are equal to or higher than our historical rents for the same properties; however, our ability to maintain or increase the rents for our current properties will depend in large part upon market conditions, which are beyond our control.

Our principal source of funds for our operations to pay our debt service and our distributions to shareholders is rents from tenants at our properties.  Rents are generally received from our tenants monthly in advance.  As of March 31, 2014, tenants representing 1% or more of our total annualized rental revenues were as follows (square feet in thousands):

Tenants Representing 1% or More of Our Total Annualized Rental Revenues:

					% of
				% of Total	Annualized Rental
Tenant		Property Type	Sq. Ft. (1)	Sq. Ft. (1)	Revenue (2)	Expiration
1	Bank of America, N.A.	Mainland Properties	554	2.2%	6.9%	1/31/2026
2	MeadWestvaco Corporation	Mainland Properties	311	1.2%	5.8%	6/30/2023
3	Orbital Sciences Corporation	Mainland Properties	337	1.4%	5.1%	6/30/2023
4	Cinram Group, Inc.	Mainland Properties	1,371	5.5%	4.5%	8/30/2032
5	Novell, Inc.	Mainland Properties	406	1.6%	3.9%	11/30/2024
6	The Southern Company	Mainland Properties	448	1.8%	2.4%	12/31/2018
7	Hawaii Independent Energy, LLC (formerly Tesoro)	Hawaii Properties	3,148	12.6%	2.1%	4/30/2019; 12/31/2019; 3/31/2024
8	Bookspan	Mainland Properties	502	2.0%	2.0%	9/23/2028
9	Vivint, Inc.	Mainland Properties	125	0.5%	1.8%	11/30/2024
10	Merkle Group, Inc.	Mainland Properties	120	0.5%	1.8%	5/31/2023
11	Micron Technology, Inc.	Mainland Properties	96	0.4%	1.7%	4/30/2020
12	Shurtape Technologies, LLC	Mainland Properties	645	2.6%	1.7%	5/28/2024
13	Servco Pacific, Inc.	Hawaii Properties	537	2.2%	1.7%	1/31/2029; 2/29/2032
14	Stratus Technologies, Inc.	Mainland Properties	287	1.2%	1.7%	5/31/2016
15	Colgate - Palmolive Company	Mainland Properties	142	0.6%	1.6%	1/31/2024
16	Ruckus Wireless, Inc.	Mainland Properties	96	0.4%	1.4%	11/30/2022
17	Hartford Fire Insurance Company	Mainland Properties	100	0.4%	1.4%	6/30/2021
18	Arrowhead General Insurance Agency, Inc.	Mainland Properties	95	0.4%	1.3%	7/31/2019
19	SunPower Corporation	Mainland Properties	129	0.5%	1.3%	4/30/2021
20	Safeway Stores, Inc.	Hawaii Properties	146	0.6%	1.3%	10/30/2018
21	Valassis Communications, Inc.	Mainland Properties	268	1.1%	1.2%	9/30/2023
22	BCI Coca-Cola Bottling Company	Hawaii Properties	351	1.4%	1.2%	12/31/2022; 7/31/2039
23	Sprint Nextel Corporation	Mainland Properties	140	0.6%	1.1%	7/31/2018
24	Manheim Services Corporation	Hawaii Properties	338	1.4%	1.1%	5/31/2016
25	Mattson Technology, Inc.	Mainland Properties	101	0.4%	1.0%	5/31/2017
26	Allied Building Products Corporation	Hawaii Properties	276	1.1%	1.0%	12/31/2028
	Total		11,069	44.6%	58.0%

(1)             Square feet is pursuant to existing leases as of March 31, 2014, and includes (i) space being fitted out for occupancy pursuant to existing leases, if any, and (ii) space which is leased but is not occupied or is being offered for sublease by tenants, if any.

(2)             Annualized rental revenue is the annualized contractual rents from our tenants pursuant to existing leases as of March 31, 2014, including straight line rent adjustments and estimated recurring expense reimbursements, excluding lease value amortization.

Investment Activities (dollar amounts in thousands)

During April 2014, we acquired two single tenant, net leased properties with approximately 987,000 of combined rentable square feet for an aggregate purchase price of $208,000, excluding closing costs. For more information regarding properties that we have acquired, see Note 3 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

Our strategy related to property acquisitions and dispositions is materially unchanged from that disclosed in our Annual Report. We currently intend to expand our investments by primarily acquiring additional single tenant, net leased properties throughout the mainland United States and we expect to use the extensive nationwide resources of RMR to locate and acquire such properties. However, during most of the past 12 to 15 months property pricing has increased as a result of increased availability of debt and equity capital making it more difficult for us to find appropriately priced properties that meet our investment criteria. We intend to remain selective in the acquisitions we make. One of our goals in acquiring additional properties will be to further diversify our sources of rents with the intention of improving the security of our revenues. Another goal will be to purchase properties that produce rents, less property operating expenses, that are greater than our capital costs to acquire the properties and, accordingly, allow us to increase distributions to our shareholders over time. We expect that most of our acquisition efforts will focus on office and industrial properties; however, we may consider acquiring other types of properties, including properties which are net leased to single tenants for retail uses and special purpose properties specifically suited to particular tenants’ requirements.  We also may acquire additional properties in Hawaii, but we currently expect this will not be a significant part of our future acquisitions because there are limited opportunities to acquire properties in Hawaii, especially to acquire lands which are leased to third party tenants.

Financing Activities (dollar amounts in thousands)

In January 2014, we repaid, at par, a $7,500 mortgage note which was secured by a building located in Chelmsford, MA. This mortgage was scheduled to mature in 2016.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2014, Compared to Three Months Ended March 31, 2013 (dollars in thousands, except per share data)

	Comparable Properties Results (1)				Acquired Properties Results (2)			Consolidated Results
	Three Months Ended March 31,				Three Months Ended March 31,			Three Months Ended March 31,
			$	%			$			$	%
	2014	2013	Change	Change	2014	2013	Change	2014	2013	Change	Change
Revenues
Rental income	$36,630	$35,154	$1,476	4.2%	$8,433	$2,304	$6,129	$45,063	$37,458	$7,605	20.3%
Tenant reimbursements and other income	6,055	5,577	478	8.6%	1,910	825	1,085	7,965	6,402	1,563	24.4%
Total revenues	42,685	40,731	1,954	4.8%	10,343	3,129	7,214	53,028	43,860	9,168	20.9%

Operating expenses:
Real estate taxes	4,697	4,346	351	8.1%	755	280	475	5,452	4,626	826	17.9%
Other operating expenses	3,316	2,719	597	22.0%	1,211	529	682	4,527	3,248	1,279	39.4%
Total operating expenses	8,013	7,065	948	13.4%	1,966	809	1,157	9,979	7,874	2,105	26.7%

Net operating income (3)	$34,672	$33,666	$1,006	3.0%	$8,377	$2,320	$6,057	43,049	35,986	7,063	19.6%

Other expenses
Depreciation and amortization								9,294	6,665	2,629	39.4%
Acquisition related costs								238	533	(295)	(55.3)%
General and administrative								5,176	2,719	2,457	90.4%
Total other expenses								14,708	9,917	4,791	48.3%
Operating income								28,341	26,069	2,272	8.7%
Interest expense								(3,358)	(3,473)	115	(3.3)%
Gain on early extinguishment of debt								243	—	243	—
Income before income tax expense and equity in earnings (loss) of an investee								25,226	22,596	2,630	11.6%
Income tax expense								(71)	(40)	(31)	77.5%
Equity in earnings (loss) of an investee								(97)	76	(173)	(227.6)%
Net income								$25,058	$22,632	$2,426	10.7%

Weighted average common shares outstanding								49,841	39,283	10,558	26.9%

Net income per common share								$0.50	$0.58	$(0.08)	(13.8)%

Calculation of Funds From Operations and Normalized Funds From Operations (4)
Net income								$25,058	$22,632
Depreciation and amortization								9,294	6,665
Funds from operations								34,352	29,297
Acquisition related costs								238	533
Estimated business management incentive fees (5)								2,038	196
Gain on early extinguishment of debt								(243)	—
Normalized funds from operations								$36,385	$30,026

Funds from operations per common share								$0.69	$0.75
Normalized funds from operations per common share								$0.73	$0.76

(1)                 Consists of 41 properties (267 buildings, leasable land parcels and easements) that we owned continuously since January 1, 2013.

(2)                 Consists of seven properties (11 buildings) we acquired during the period from January 1, 2013 to March 31, 2014. Three properties (five buildings) were acquired during the 2013 period resulting in partial 2013 period results for these properties. The remaining four properties (six buildings) were acquired during the period from April 1, 2013 to March 31, 2014, resulting in only 2014 period results for these properties.

(3)                 We calculate net operating income, or NOI, as shown above.  We define NOI as income from our rental of real estate less our property operating expenses. NOI excludes amortization of capitalized tenant improvement costs and leasing commissions. We consider NOI to be an appropriate supplemental measure to net income because it may help both investors and management to understand the operations of our properties.  We use NOI to evaluate individual and company wide property level performance, and we believe that NOI provides useful information to investors regarding our results of operations because it reflects only those income and expense items that are incurred at the property level and may facilitate comparisons of our operating performance between periods and with other REITs.  The calculation of NOI excludes certain components of net income in order to provide results that are more closely related to our properties’ results of operations. NOI does not represent cash generated by operating activities in accordance with GAAP and should not be considered as an alternative to net income, operating income or cash flow from operating activities, determined in accordance with GAAP, or as an indicator of our financial performance or liquidity, nor is this measure necessarily indicative of sufficient cash flow to fund all of our needs.  This measure should be considered in conjunction with net income, operating income and cash flow from operating activities as presented in our Condensed Consolidated Statements of Income and Comprehensive Income and Condensed Consolidated Statements of Cash Flows.  Other REITs and real estate companies may calculate NOI differently than we do.

(4)                 We calculate funds from operations, or FFO, and normalized funds from operations, or Normalized FFO, as shown above. FFO is calculated on the basis defined by The National Association of Real Estate Investment Trusts, or NAREIT, which is net income, calculated in accordance with GAAP, plus real estate depreciation and amortization as well as certain other adjustments currently not applicable to us. Our calculation of Normalized FFO differs from NAREIT’s definition of FFO because we exclude acquisition related costs, estimated business management incentive fees and gain on early extinguishment of debt.  We consider FFO and Normalized FFO to be appropriate measures of operating performance for a REIT, along with net income, operating income and cash flow from operating activities. We believe that FFO and Normalized FFO provide useful information to investors because by excluding the effects of certain historical amounts, such as depreciation expense, FFO and Normalized FFO may facilitate a comparison of our operating performance between periods and with other REITs. FFO and Normalized FFO are among the factors considered by our Board of Trustees when determining the amount of distributions to our shareholders. Other factors include, but are not limited to, requirements to maintain our status as a REIT, limitations in our revolving credit facility agreement and term loan agreement, the availability of debt and equity capital, our expectation of our future capital requirements and operating performance, and our expected needs and availability of cash to pay our obligations. FFO and Normalized FFO do not represent cash generated by operating activities in accordance with GAAP and should not be considered as alternatives to net income, operating income or cash flow from operating activities, determined in accordance with GAAP, or as indicators of our financial performance or liquidity, nor are these measures necessarily indicative of sufficient cash flow to fund all of our needs. These measures should be considered in conjunction with net income, operating income and cash flow from operating activities as presented in our Condensed Consolidated Statements of Income and Comprehensive Income and Condensed Consolidated Statements of Cash Flows. Other REITs and real estate companies may calculate FFO and Normalized FFO differently than we do.

(5)                 Amounts represent estimated incentive fees under our business management agreement payable in common shares after the end of each calendar year calculated: (i) prior to 2014 based upon increases in annual FFO per share, and (ii) beginning in 2014 based on common share total return. In calculating net income in accordance with GAAP, we recognize estimated business management incentive fee expense each quarter. Although we recognize this expense each quarter for purposes of calculating net income, we do not include these amounts in the calculation of Normalized FFO until the fourth quarter, which is when the actual expense amount for the year is determined. Adjustments were made to prior period amounts to conform to current period Normalized FFO calculation.

References to changes in the income and expense categories below relate to the comparison of results for the three months ended March 31, 2014, compared to the three months ended March 31, 2013. Our acquisition activity reflects our acquisition of three properties (five buildings) during the three months ended March 31, 2013 and our acquisition of four properties (six buildings) during the period from April 1, 2013 to March 31, 2014.

Rental income.  The increase in rental income primarily reflects our acquisition activity plus increases from leasing activity and rent resets at our comparable properties located in Hawaii.  Rental income includes non-cash straight line rent adjustments totaling approximately $3,462 for the 2014 period and approximately $2,622 for the 2013 period, and net amortization of acquired real estate leases and assumed real estate lease obligations totaling approximately $17 for the 2014 period and approximately ($270) for the 2013 period.

Tenant reimbursements and other income.  The increase in tenant reimbursements and other income primarily reflects our acquisition activity, plus increases in real estate tax and operating expense reimbursements from tenants at various comparable properties.

Real estate taxes.  The increase in real estate taxes primarily reflects our acquisition activity, tax valuation and rate increases throughout our comparable property portfolio, plus real estate taxes that had been paid directly by a tenant now being paid by us and reimbursed to us by the tenant.

Other operating expenses.  Other operating expenses primarily include property maintenance, environmental remediation, utilities, insurance, bad debt, legal and property management fees.  The increase in other operating expenses primarily reflects our acquisition activity, plus an increase in general operating expenses at our comparable properties including increases in legal fees and bad debt expenses related to tenant collection efforts, and increases in reimbursable expenses, including parking lot repairs, maintenance, utilities and other expenses.

Depreciation and amortization.  The increase in depreciation and amortization primarily reflects our acquisition activity, plus a modest increase resulting from depreciation of capital improvements and amortization of leasing costs at our comparable properties.

Acquisition related costs.  Acquisition related costs for the 2014 period primarily reflect acquisition related costs in connection with our April 2014 acquisition that was accounted for as a business combination. Acquisition related costs for the 2013 period primarily reflect acquisition related costs in connection with our acquisition of two properties (three buildings) during the 2013 period that were accounted for as business combinations.

General and administrative.  General and administrative expenses primarily include fees paid in cash and common shares pursuant to our business management agreement, legal fees, audit fees, trustee fees including non-cash equity compensation awarded to our Trustees, our officers and certain other RMR employees. The increase in general and administrative expenses primarily reflects both our acquisition activity and estimated 2014 incentive fees payable in common shares in 2015 based on our common share total return.

Interest expense.  The decrease in interest expense reflects (i) a smaller average outstanding debt balance for the 2014 period compared to the 2013 period primarily due to the timing of financing activities and (ii) a slightly lower weighted average interest rate related to the 2014 period.

Gain on early extinguishment of debt.  The gain on early extinguishment of debt for the 2014 period is related to the prepayment of a mortgage note payable that had been scheduled to mature in 2016.

Income tax expense.  Income tax expense represents state income taxes.

Equity in earnings of an investee. Equity in earnings of an investee represents our proportionate share of earnings from our investment in AIC.

Net income.  The increase in net income for the 2014 period compared to the 2013 period reflects the changes noted above.

Weighted average common shares outstanding.  The increase in weighted average common shares outstanding primarily reflects shares being outstanding for part or all of the quarter ended March 31, 2014, but not for any of the corresponding 2013 period,  including (i) shares granted to our Trustees in May 2013, (ii) shares sold in our public offering in July 2013, (iii) shares granted to our officers and certain employees of RMR in September 2013 and (iv) shares issued to RMR during 2014 pursuant to our business management agreement.

Net income per common share.  The decrease in net income per common share primarily reflects the increase in weighted average common shares outstanding noted above, as well as the changes to net income noted above.

LIQUIDITY AND CAPITAL RESOURCES

Our Operating Liquidity and Resources (dollars in thousands)

Our principal source of funds to meet operating expenses, debt service obligations and pay distributions on our common shares is rents from tenants at our properties.  We believe that our operating cash flow will be sufficient to meet our operating expenses, debt service obligations and planned distributions on our common shares for the next 12 months and for the reasonably foreseeable future thereafter.  Our future cash flows from operating activities will depend primarily upon our ability to:

•                  maintain or improve the occupancy of, and the rent rates at, our properties;

•                  control our operating cost increases; and

•                  purchase additional properties which produce cash flows in excess of our costs of acquisition capital and property operating expenses.

Cash flows provided by (used in) operating, investing and financing activities were approximately $31,296, ($2,519) and $155,517, respectively, for the three months ended March 31, 2014, and $21,129, ($150,080) and $125,167, respectively, for the three months ended March 31, 2013. The increase in the operating activities cash flow for the three months ended March 31, 2014 compared to the corresponding prior year period is primarily due to increased operating cash flow from our acquisition of seven properties (11 buildings) since January 1, 2013. The decrease in the investing activities cash flow for the three months ended March 31, 2014 compared to the corresponding prior year period is primarily due to our acquisition of three properties (five buildings) during the prior year period. The increase in the financing activities cash flow for the three months ended March 31, 2014 compared to the corresponding prior year period is primarily due to (i) higher net borrowings under our revolving credit facility during the three months ended March 31, 2014 including borrowings during March 2014 used to fund an acquisition for approximately $187,500 on April 1, 2014 compared to borrowings during the 2013 period used to fund approximately $158,300 of acquisitions during the 2013 period and (ii) distributions to our common shareholders during the three months ended March 31, 2014 in excess of distributions to our common shareholders during the 2013 period due to a greater number of common shares outstanding and a higher distribution rate paid to common shareholders during the 2014 period.

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

Both the interest rate premium and the facility fee are subject to adjustment based upon changes to our debt leverage or credit ratings.  At March 31, 2014, the interest rate premium on our revolving credit facility was 130 basis points and our facility fee was 30 basis points. We can borrow, repay and reborrow funds available under our revolving credit facility until maturity, and no principal repayment is due until maturity. As of March 31, 2014, the interest rate payable on borrowings under our revolving credit facility was 1.45%. As of March 31, 2014 and April 23, 2014, we had $345,000 and $357,000, respectively, outstanding under our revolving credit facility and $405,000 and $393,000, respectively available to borrow under our revolving credit facility.

We have a $350,000 unsecured term loan that matures on July 11, 2017 and is prepayable by us at any time without penalty.  In addition, the term loan includes a feature under which maximum borrowings may be increased to up to $700,000 in certain circumstances. As of March 31, 2014, the interest rate payable on borrowings under our term loan was 1.70%.

As of March 31, 2014, we had $204,319 of cash and cash equivalents, of which approximately $187,500 was used to fund a property acquisition we completed on April 1, 2014. As of April 23, 2014, we had cash and cash equivalents of $17,695. We expect to use cash balances, borrowings under our revolving credit facility, net proceeds from offerings of equity or debt securities and the cash flow from our operations to fund debt repayments, future property acquisitions and other general business purposes.

When significant amounts are outstanding under our revolving credit facility, or as the maturity of our revolving credit facility and term loan approaches, we expect to explore alternatives for repaying or refinancing such amounts. Such alternatives may include incurring additional term debt, issuing new equity securities, extending the maturity of our revolving credit facility and entering into a new or expanded revolving credit facility. Although we cannot provide assurance that we will be successful in consummating any particular type of financing, we believe that we will have access to financing, such as debt and equity offerings, to fund future acquisitions and capital expenditures and to pay our obligations.  We currently have an effective shelf registration statement that allows us to issue public securities on an expedited basis, but we cannot assure that there will be buyers for such securities.

The completion and the costs of any future financings will depend primarily upon market conditions. In particular, the feasibility and cost of any future debt financings will depend primarily on credit markets and our then current creditworthiness. We have no control over market conditions. Potential lenders in future debt transactions will evaluate our creditworthiness and our ability to fund required debt service and repay principal balances when they become due by reviewing our results of operations, financial condition, business practices and plans and our ability to maintain our earnings, to stagger our debt maturities and to balance our use of debt and equity capital so that our financial performance and leverage ratios afford us flexibility to withstand any reasonably anticipated adverse changes. We intend to conduct our business activities in a manner which will continue to afford us reasonable access to capital for investment and financing activities, but we cannot assure that we will be able to successfully carry out this intention.

In February 2014, we paid a $0.46 per share distribution to our common shareholders and in April 2014, we announced a new quarterly distribution rate of $0.48 per share, which we expect to pay on or about May 20, 2014 to shareholders of record on April 14, 2014.  We paid the February 2014 distribution and expect to pay the May 2014 distribution using existing cash balances and borrowings under our revolving credit facility.

During the three months ended March 31, 2014 and 2013, amounts capitalized for tenant improvements, leasing costs, building improvements and development and redevelopment activities were as follows:

	Three Months Ended March 31,
	2014	2013
Tenant improvements (1)	$—	$238
Leasing costs (2)	345	212
Building improvements (3)	71	14
Development, redevelopment and other activities (4)	78	(295	)(5)
	$494	$169

(1)             Tenant improvements include capital expenditures used to improve tenants’ space or amounts paid directly to tenants to improve their space.

(2)             Leasing costs include leasing related costs, such as brokerage commissions, legal costs and tenant inducements.

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

During the three months ended March 31, 2014, commitments made for expenditures, such as tenant improvements and leasing costs in connection with leasing space, were as follows (dollars and square feet in thousands, except per square foot amounts):

	New Leases	Renewals	Totals
Square feet leased during the period	83	123	206
Total leasing costs and concession commitments (1)	$572	$8	$580
Total leasing costs and concession commitments per square foot (1)	$6.89	$0.07	$2.82
Weighted average lease term by square feet (years)	13.7	11.5	12.4
Total leasing costs and concession commitments per square foot per year (1)	$0.50	$0.01	$0.23

(1)             Includes commitments made for leasing expenditures and concessions, such as tenant improvements, leasing commissions, tenant reimbursements and free rent.

Off Balance Sheet Arrangements

As of March 31, 2014, we had no off balance sheet arrangements that have had or that we expect would be reasonably likely to have a future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Debt Covenants

Our principal debt obligations at March 31, 2014 were borrowings outstanding under our revolving credit facility, our term loan and a secured mortgage note assumed in connection with one of our acquisitions.  Our mortgage note is non-recourse, subject to certain limitations, and does not contain any material financial covenants. Our revolving credit facility agreement and our term loan agreement contain a number of covenants which restrict our ability to incur debts in excess of calculated amounts, restrict our ability to make distributions under certain circumstances and generally require us to maintain certain financial ratios. Our revolving credit facility agreement and our term loan agreement provide for acceleration of payment of all amounts outstanding upon the occurrence and continuation of certain events of default, such as a change of control of us, which includes RMR ceasing to act as our business manager and property manager. We believe we were in compliance with all of the terms and covenants under our revolving credit facility agreement and our term loan agreement at March 31, 2014.

Emerging Growth Company

We are and we will remain an “emerging growth company”, as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act, until the earliest to occur of (i) the last day of the fiscal year during which our total annual gross revenues equal or exceed $1.0 billion (subject to adjustment for inflation), (ii) the last day of the fiscal year following the fifth anniversary of our IPO, (iii) the date on which we have, during the previous three-year period, issued more than $1.0 billion in non-convertible debt, or (iv) the date on which we are deemed a large accelerated filer under the Securities Exchange Act of 1934, as amended, or the Exchange Act.

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

Related Person Transactions (dollars in thousands)

We have relationships and historical and continuing transactions with our Trustees, our executive officers, RMR, CWH, AIC and other companies to which RMR provides management services and others affiliated with them. For example, we have no employees and personnel and various services we require to operate our business are provided to us by RMR pursuant to management agreements; and RMR is owned by our Managing Trustees. Also, as a further example, we have relationships with other companies to which RMR provides management services and which have trustees, directors and officers who are also trustees, directors or officers of ours or RMR, including: CWH, which previously wholly owned us, which currently is our largest shareholder and which transferred the Initial Properties to us in connection with our IPO; and we, RMR and six other companies to which RMR provides management services each currently own approximately 12.5% of AIC, and we and the other shareholders of AIC have property insurance in place providing $500,000 of coverage pursuant to an insurance program arranged by AIC and with respect to which AIC is a reinsurer of certain coverage amounts. For further information about these and other such relationships and related person transactions, please see Note 8 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, which is incorporated herein by reference. In addition, for more information about these transactions and relationships, please see elsewhere in this Quarterly Report on Form 10-Q, including “Warning Concerning Forward Looking Statements” in Part I, and our Annual Report, our definitive Proxy Statement for our 2014 Annual Meeting of Shareholders, or our Proxy Statement, our Current Report on Form 8-K dated April 1, 2014, and our other filings with the Securities and Exchange Commission, or SEC, including Note 9 to our consolidated financial statements included in our Annual Report, the sections captioned “Business,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Related Person Transactions” and “Warning Concerning Forward Looking Statements” of our Annual Report and the section captioned “Related Person Transactions” and the information regarding our Trustees and executive officers in our Proxy Statement. In addition, please see the section captioned “Risk Factors” of our Annual Report for a description of risks that may arise as a result of these and other related person transactions and relationships. Our filings with the SEC, including our Annual Report and our Proxy Statement, are available at the SEC’s website at www.sec.gov. Copies of certain of our agreements with these related parties, including our business management agreement and property management agreement with RMR, various agreements we have entered into with CWH and our shareholders agreement with AIC and its shareholders, are publicly available as exhibits to our public filings with the SEC and accessible at the SEC’s website.

We believe that our agreements with RMR, CWH and AIC are on commercially reasonable terms. We also believe that our relationships with RMR and AIC and their affiliated and related persons and entities benefit us and, in fact, provide us with competitive advantages in operating and growing our business.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk (dollar amounts in thousands)

We are exposed to risks associated with market changes in interest rates. We manage our exposure to interest rate risk by monitoring available financing alternatives.  Our strategy to manage exposure to changes in interest rates is materially unchanged since December 31, 2013. Other than as described below, we do not currently expect any significant changes in our exposure to fluctuations in interest rates or in how we manage this exposure in the near future.

At March 31, 2014, our outstanding fixed rate debt consisted of the following mortgage note:

		Annual	Annual		Interest
	Principal	Interest	Interest		Payments
Debt	Balance (1)	Rate (1)	Expense (1)	Maturity	Due
Mortgage note	$18,170	5.950%	$1,081	2017	Monthly

(1)             The principal balance, annual interest rate and annual interest expense are the amounts stated in, or determined pursuant to, the applicable contracts. In accordance with GAAP, our carrying values and recorded interest expense may differ from these amounts because of market conditions at the time we assumed these debts. See Note 5 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Because this mortgage note bears interest at a fixed rate, changes in market interest rates during the term of this note will not affect our interest obligations. If this note was refinanced at interest rates which are 100 bps higher or lower than shown above, our per annum interest cost would increase or decrease by approximately $182.

Changes in market interest rates would affect the fair value of our fixed rate debt obligation; increases in market interest rates decrease the fair value of our fixed rate debt, while decreases in market interest rates increase the fair value of our fixed rate debt. Based on the balance outstanding at March 31, 2014, and discounted cash flow analyses through the maturity date, and assuming no other changes in factors that may affect the fair value of our fixed rate debt obligation, a hypothetical immediate 100 bps change in interest rates would change the fair value of those obligations by approximately $610.

At March 31, 2014, our floating rate debt consisted of a combined total of $695,000 outstanding under our revolving credit facility and our term loan.

Our revolving credit facility matures in March 2016 and, subject to our meeting certain conditions, including our payment of an extension fee, we have the option to extend the stated maturity date by one year to March 2017.  No principal repayments are required under our revolving credit facility or term loan prior to maturity, and prepayments may be made at any time without penalty.

Borrowings under our revolving credit facility and term loan are in U.S. dollars and bear interest at LIBOR plus a premium that is subject to adjustment based upon changes to our leverage or credit ratings.  Accordingly, we are vulnerable to changes in U.S. dollar based short term rates, specifically LIBOR.  There have been recent governmental inquiries regarding the setting of LIBOR, which may result in changes to that process that could have the effect of increasing LIBOR.  In addition, upon renewal or refinancing of our revolving credit facility or our term loan, we are vulnerable to increases in interest rate premiums due to market conditions or our perceived credit risk.  Generally, a change in interest rates would not affect the value of our floating rate debt but would affect our operating results.  The following table presents the approximate impact a 100 bps increase in interest rates would have on our annual floating rate interest expense at March 31, 2014:

	Impact of an Increase in Interest Rates
			Total Interest	Annual
	Interest Rate	Outstanding	Expense	Earnings Per
	Per Year (1)	Debt	Per Year	Share Impact (2)
At March 31, 2014	1.58%	$695,000	$10,981	$0.22
100 bps increase	2.58%	$695,000	$17,931	$0.36

(1)             Weighted based on the respective interest rates and outstanding borrowings under our revolving credit facility and term loan as of March 31, 2014.

(2)             Based on the weighted average shares outstanding for the three months ended March 31, 2014.

The following table presents the impact a 100 bps increase in interest rates would have on our annual floating rate interest expense at March 31, 2014 if we were fully drawn on our revolving credit facility and our term loan remained outstanding:

	Impact of an Increase in Interest Rates
			Total Interest	Annual
	Interest Rate	Outstanding	Expense	Earnings Per
	Per Year (1)	Debt	Per Year	Share Impact (2)
At March 31, 2014	1.53%	$1,100,000	$16,830	$0.34
100 bps increase	2.53%	$1,100,000	$27,830	$0.56

(1)             Weighted based on the respective interest rates and outstanding borrowings under our revolving credit facility, assuming fully drawn, and term loan as of March 31, 2014.

(2)             Based on the weighted average shares outstanding for the three months ended March 31, 2014.

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

There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

WARNING CONCERNING FORWARD LOOKING STATEMENTS

THIS QUARTERLY REPORT ON FORM 10-Q CONTAINS STATEMENTS THAT CONSTITUTE FORWARD LOOKING STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 AND OTHER SECURITIES LAWS. ALSO, WHENEVER WE USE WORDS SUCH AS “BELIEVE”, “EXPECT”, “ANTICIPATE”, “INTEND”, “PLAN”, “ESTIMATE” OR SIMILAR EXPRESSIONS, WE ARE MAKING FORWARD LOOKING STATEMENTS. THESE FORWARD LOOKING STATEMENTS ARE BASED UPON OUR PRESENT INTENT, BELIEFS OR EXPECTATIONS, BUT FORWARD LOOKING STATEMENTS ARE NOT GUARANTEED TO OCCUR AND MAY NOT OCCUR. FORWARD LOOKING STATEMENTS IN THIS REPORT RELATE TO VARIOUS ASPECTS OF OUR BUSINESS, INCLUDING:

•                  THE LIKELIHOOD THAT OUR TENANTS WILL PAY RENT, EXTEND OR RENEW THEIR LEASES, ENTER INTO NEW LEASES OR BE AFFECTED BY CYCLICAL ECONOMIC CONDITIONS,

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

•                  OUR TAX STATUS AS A REIT,

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

•                  CHANGES TO OUR BUSINESS, OPERATIONS, CAPITAL STRUCTURE, STRATEGY OR MANAGEMENT THAT MAY OCCUR AS A RESULT OF THE RECENT REMOVAL OF THE BOARD OF TRUSTEES OF CWH,

WITHOUT CAUSE, IN LIGHT OF CWH’S SUBSTANTIAL EQUITY OWNERSHIP INTEREST IN US,

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

•                  OUR ABILITY TO GROW OUR BUSINESS AND INCREASE OUR DISTRIBUTIONS DEPENDS IN LARGE PART UPON OUR ABILITY TO BUY PROPERTIES AND LEASE THEM FOR RENTS, LESS PROPERTY OPERATING EXPENSES, THAT EXCEED OUR CAPITAL COSTS.  WE MAY BE UNABLE TO IDENTIFY PROPERTIES THAT WE WANT TO ACQUIRE OR TO NEGOTIATE ACCEPTABLE PURCHASE PRICES, ACQUISITION FINANCING OR LEASE TERMS FOR NEW PROPERTIES,

•                  RENTS THAT WE CAN CHARGE AT OUR PROPERTIES MAY DECLINE BECAUSE OF CHANGING MARKET CONDITIONS OR OTHERWISE,

•                  A MAJORITY OF OUR HAWAII PROPERTIES ARE LANDS LEASED FOR RENTS THAT ARE PERIODICALLY RESET BASED ON FAIR MARKET VALUES. THIS QUARTERLY REPORT ON FORM 10-Q STATES THAT REVENUES FROM OUR PROPERTIES IN HAWAII HAVE GENERALLY INCREASED DURING OUR AND CWH’S PRIOR OWNERSHIP AS THE LEASES FOR THOSE PROPERTIES HAVE BEEN RESET OR RENEWED.  THERE CAN BE NO ASSURANCE THAT REVENUES FROM OUR HAWAII PROPERTIES WILL INCREASE AS A RESULT OF FUTURE RENT RESETS OR LEASE RENEWALS, AND FUTURE RESET RENTS COULD DECREASE,

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

•                  WE MAY BE UNABLE TO REPAY OUR DEBT OBLIGATIONS WHEN THEY BECOME DUE,

•                  INCREASING THE MAXIMUM BORROWINGS UNDER OUR REVOLVING CREDIT FACILITY AGREEMENT AND OUR TERM LOAN AGREEMENT IS SUBJECT TO OUR OBTAINING ADDITIONAL COMMITMENTS FROM LENDERS, WHICH MAY NOT OCCUR,

•                  THIS QUARTERLY REPORT ON FORM 10-Q STATES THAT WE MAY EXTEND THE MATURITY DATE OF OUR REVOLVING CREDIT FACILITY SUBJECT TO MEETING CERTAIN CONDITIONS AND PAYMENT OF A FEE.  WE CAN PROVIDE NO ASSURANCE THAT THE APPLICABLE CONDITIONS WILL BE MET,

•                  CWH HAS RECENTLY EXPERIENCED A CHANGE OF CONTROL. CWH IS OUR LARGEST SHAREHOLDER. CWH MAY TAKE ACTIONS WHICH COULD CAUSE US TO CHANGE OUR BUSINESS PLANS AND POLICIES,

•                  WE BELIEVE OUR CONTINUING RELATIONSHIPS WITH RMR, AIC AND THEIR AFFILIATED AND RELATED PERSONS AND ENTITIES MAY BENEFIT US AND PROVIDE US WITH COMPETITIVE ADVANTAGES IN OPERATING AND GROWING OUR BUSINESS. IN FACT, THE ADVANTAGES WE BELIEVE WE MAY REALIZE FROM THESE RELATIONSHIPS MAY NOT MATERIALIZE, AND

•                  THIS QUARTERLY REPORT ON FORM 10-Q STATES THAT THE MARGIN USED TO DETERMINE THE INTEREST RATE AND THE FACILITY FEE WE PAY ON OUR REVOLVING CREDIT FACILITY AND TERM LOAN IS BASED ON OUR DEBT LEVERAGE RATIO OR ON OUR CREDIT RATINGS.  FUTURE INCREASES IN OUR DEBT LEVERAGE RATIO MAY CAUSE THE INTEREST WE PAY TO INCREASE. WE DO NOT CURRENTLY HAVE ANY CREDIT RATINGS; THERE CAN BE NO ASSURANCES THAT WE WILL OBTAIN CREDIT RATINGS IN THE FUTURE OR WHAT THOSE RATINGS MAY BE.

THESE RESULTS COULD OCCUR DUE TO MANY DIFFERENT CIRCUMSTANCES, SOME OF WHICH ARE BEYOND OUR CONTROL, SUCH AS NATURAL DISASTERS, CHANGES IN OUR TENANTS’ FINANCIAL CONDITIONS OR THE MARKET DEMAND FOR LEASED SPACE OR CHANGES IN CAPITAL MARKETS OR THE ECONOMY GENERALLY.

THE INFORMATION CONTAINED ELSEWHERE IN THIS QUARTERLY REPORT ON FORM 10-Q AND IN OUR ANNUAL REPORT, INCLUDING UNDER THE CAPTION “RISK FACTORS” OR INCORPORATED THEREIN, IDENTIFIES OTHER IMPORTANT FACTORS THAT COULD CAUSE DIFFERENCES FROM OUR FORWARD LOOKING STATEMENTS.  OUR FILINGS WITH THE SEC ARE AVAILABLE ON THE SEC’S WEBSITE AT WWW.SEC.GOV.

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

Part II.       Other Information

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On February 7, March 7 and April 7, 2014, we issued 2,936, 2,582 and 2,709 of our common shares, respectively, to RMR in payment of a portion of the management fee due to RMR pursuant to our current business management agreement with RMR.  In addition, on March 7, 2014, we issued 32,865 of our common shares to RMR in payment of the incentive fee payable by us to RMR for services rendered by RMR during 2013 pursuant to our prior business management agreement with RMR.  We issued these shares pursuant to an exemption from registration contained in Section 4(a)(2) of the Securities Act.

Item 6. Exhibits

2.1                              Agreement of Purchase and Sale by and between Tellabs Operations, Inc., as Seller, and Select Income REIT, as Buyer, dated April 1, 2014.  (Incorporated by reference to Select Income REIT’s Current Report on Form 8-K dated April 1, 2014.)

3.1                               Composite Copy of Amended and Restated Declaration of Trust, dated March 9, 2012, as amended to date.  (Incorporated by reference to the Select Income REIT’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013.)

3.2                               Amended and Restated Bylaws of Select Income REIT.  (Incorporated by reference to Select Income REIT’s Current Report on Form 8-K dated March 26, 2014.)

4.1                               Form of Common Share Certificate.  (Incorporated by reference to Select Income REIT’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012.)

31.1                        Rule 13a-14(a) Certification. (Filed herewith.)

31.2                        Rule 13a-14(a) Certification. (Filed herewith.)

31.3                        Rule 13a-14(a) Certification. (Filed herewith.)

31.4                        Rule 13a-14(a) Certification. (Filed herewith.)

32.1                        Section 1350 Certification. (Furnished herewith.)

101.1                 The following materials from Select Income REIT’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income and Comprehensive Income, (iii) the Condensed Consolidated Statements of Cash Flows and (iv) related notes to these financial statements, tagged as blocks of text and detail. (Filed herewith.)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SELECT INCOME REIT

By:	/s/ David M. Blackman
David M. Blackman
President and Chief Operating Officer
Dated: April 28, 2014

By:	/s/ John C. Popeo
John C. Popeo
Treasurer and Chief Financial Officer
(principal financial and accounting officer)
Dated: April 28, 2014