Form 10-Q
period 2014-06-30
Select Income REIT
filed 2014-07-28
CIK 1537667

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Number of registrant’s common shares of beneficial interest, $.01 par value per share, outstanding as of July 23, 2014:  59,891,803

SELECT INCOME REIT

FORM 10-Q

June 30, 2014

References in this Form 10-Q to “we”, “us” and “our” refer to Select Income REIT and its consolidated subsidiaries, unless otherwise noted.

PART I          Financial Information

Item 1.  Financial Statements

SELECT INCOME REIT

CONDENSED CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except per share data)

(unaudited)

	June 30,	December 31,
	2014	2013
ASSETS
Real estate properties:
Land	$754,759	$732,509
Buildings and improvements	1,098,719	913,948
	1,853,478	1,646,457
Accumulated depreciation	(80,162)	(67,223)
	1,773,316	1,579,234

Acquired real estate leases, net	125,571	129,426
Cash and cash equivalents	20,804	20,025
Restricted cash	42	42
Rents receivable, net of allowance for doubtful accounts of $1,100 and $936, respectively	59,557	55,335
Deferred leasing costs, net	6,024	5,599
Deferred financing costs, net	3,845	4,834
Other assets	7,732	7,364
Total assets	$1,996,891	$1,801,859

LIABILITIES AND SHAREHOLDERS’ EQUITY
Revolving credit facility	$74,000	$159,000
Term loan	350,000	350,000
Mortgage notes payable	19,103	27,147
Accounts payable and accrued expenses	19,107	20,655
Assumed real estate lease obligations, net	27,020	26,966
Rents collected in advance	9,043	8,637
Security deposits	10,217	8,359
Due to related parties	2,098	2,404
Total liabilities	510,588	603,168

Commitments and contingencies

Shareholders’ equity:
Common shares of beneficial interest, $0.01 par value: 75,000,000 shares authorized, 59,888,823 and 49,829,541 shares issued and outstanding, respectively	599	498
Additional paid in capital	1,439,958	1,160,894
Cumulative net income	199,609	144,343
Cumulative other comprehensive income (loss)	16	(25)
Cumulative common distributions	(153,879)	(107,019)
Total shareholders’ equity	1,486,303	1,198,691
Total liabilities and shareholders’ equity	$1,996,891	$1,801,859

See accompanying notes

SELECT INCOME REIT

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(amounts in thousands, except per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

Revenues:
Rental income	$48,465	$38,706	$93,528	$76,164
Tenant reimbursements and other income	8,092	7,240	16,057	13,642
Total revenues	56,557	45,946	109,585	89,806

Expenses:
Real estate taxes	5,483	5,159	10,935	9,785
Other operating expenses	4,502	3,852	9,029	7,100
Depreciation and amortization	10,495	7,295	19,789	13,960
Acquisition related costs	136	156	374	689
General and administrative	2,198	2,957	7,374	5,676
Total expenses	22,814	19,419	47,501	37,210

Operating income	33,743	26,527	62,084	52,596

Interest expense (including amortization of debt premiums and deferred financing fees of $399, $385, $804 and $721, respectively)	(3,634)	(3,779)	(6,992)	(7,252)
Gain on early extinguishment of debt	—	—	243	—
Income before income tax expense and equity in earnings of an investee	30,109	22,748	55,335	45,344
Income tax expense	(19)	(40)	(90)	(80)
Equity in earnings of an investee	118	79	21	155
Net income	30,208	22,787	55,266	45,419

Other comprehensive income:
Equity in unrealized gain (loss) of an investee	22	(73)	41	(81)
Other comprehensive income (loss)	22	(73)	41	(81)
Comprehensive income	$30,230	$22,714	$55,307	$45,338

Weighted average common shares outstanding	54,178	39,288	52,021	39,285

Net income per common share	$0.56	$0.58	$1.06	$1.16

See accompanying notes

SELECT INCOME REIT

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

(unaudited)

	Six Months Ended June 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$55,266	$45,419
Adjustments to reconcile net income to cash provided by operating activities
Depreciation	12,950	9,327
Net amortization of debt premiums and deferred financing fees	804	721
Amortization of acquired real estate leases and assumed real estate obligations	6,326	4,756
Amortization of deferred leasing costs	464	402
Provision for losses on rents receivable	165	46
Straight line rental income	(8,057)	(5,655)
Gain on early extinguishment of debt	(243)	—
Other non-cash expenses	1,404	746
Equity in earnings of equity investments	(21)	(155)
Change in assets and liabilities:
Rents receivable	3,670	(1,425)
Deferred leasing costs	(889)	(1,175)
Other assets	590	(1,268)
Due from related parties	—	444
Accounts payable and accrued expenses	(886)	1,056
Rents collected in advance	406	(756)
Security deposits	1,858	300
Due to related parties	151	(230)
Net cash provided by operating activities	73,958	52,553

CASH FLOWS FROM INVESTING ACTIVITIES:
Real estate acquisitions	(208,816)	(162,925)
Real estate improvements	(1,436)	(2,534)
Investment in Affiliates Insurance Company	(825)	—
Net cash used in investing activities	(211,077)	(165,459)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common shares, net	277,373	(96)
Proceeds from borrowings	228,000	163,000
Repayments of borrowings	(320,615)	(23,108)
Deferred financing fees	—	(1,194)
Distributions to common shareholders	(46,860)	(33,783)
Net cash provided by financing activities	137,898	104,819

Increase (decrease) in cash and cash equivalents	779	(8,087)
Cash and cash equivalents at beginning of period	20,025	20,373
Cash and cash equivalents at end of period	$20,804	$12,286

SUPPLEMENTAL DISCLOSURE:
Interest paid	$6,296	$6,245
Income taxes paid	$93	$305

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

Note 2.  Recent Accounting Pronouncements

In April 2014, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, No. 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.  This update amends the criteria for reporting discontinued operations to, among other things, raise the threshold for disposals to qualify as discontinued operations. This update is effective for interim and annual reporting periods, beginning after December 15, 2014, with early adoption permitted.  We currently expect that, when adopted, this update will reduce the number of any future property dispositions we make to be presented as discontinued operations in our condensed consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which provides guidance for revenue recognition. This update is effective for interim and annual reporting periods beginning after December 15, 2016.  We are currently in the process of evaluating the impact, if any, the adoption of this ASU will have on our consolidated financial statements.

Note 3.  Real Estate Properties

As of June 30, 2014, we owned 50 properties (280 buildings, leasable land parcels and easements) with approximately 27.0 million rentable square feet.

During the six months ended June 30, 2014, we acquired two properties (two buildings) with a combined 986,937 rentable square feet for an aggregate purchase price of $207,860, excluding closing costs. We allocated the purchase prices of these acquisitions based on the estimated fair values of the acquired assets and assumed liabilities. Details of these completed acquisitions are as follows:

								Assumed
							Acquired	Real Estate
		Properties	Square	Purchase		Building and	Real Estate	Lease
Date	Location	\Buildings	Feet	Price (1)	Land	Improvements	Leases	Obligations
April 2014	Naperville, IL (2)	1 / 1	819,513	$187,500	$13,757	$173,743	$—	$—
April 2014	Mahwah, NJ (3)	1 / 1	167,424	20,360	8,492	9,451	3,968	(1,551)
		2 / 2	986,937	$207,860	$22,249	$183,194	$3,968	$(1,551)

(1)             The allocation of purchase price is based on preliminary estimates and may change upon the completion of (i) third party appraisals and (ii) our analysis of acquired in place leases and building valuations. Purchase price excludes acquisition costs.

(2)             Property was acquired and simultaneously leased back to an affiliate of the seller in a sale/leaseback transaction. We accounted for this transaction as an acquisition of assets. We recognized acquisition costs of $956 which we capitalized as part of the transaction.

(3)             This acquisition was accounted for as business combination.

Certain of our real estate assets contain hazardous substances, including asbestos. We believe the asbestos at our properties is contained in accordance with current environmental regulations and we have no current plans to remove it. If these properties were demolished today, certain environmental regulations specify the manner in which the asbestos must be removed and we could incur substantial costs complying with such regulations. Due to the uncertainty of the timing and amount of costs we may incur, we cannot reasonably estimate the fair value and we have not recognized a liability in the financial statements for these costs. Certain of our industrial lands in Hawaii may require environmental remediation, especially if the use of those lands is changed; however, we do not have any present plans to change the use of those land parcels or to undertake this environmental remediation. In general, we do not have any insurance designated to limit any losses that we may incur as a result of known or unknown environmental conditions which are not caused by an insured event, such as, for example, fire or flood, although some of our tenants may maintain such insurance. However, as of June 30, 2014 and December 31, 2013, accrued environmental remediation costs totaling $8,150 were included in accounts payable and accrued expenses in our condensed consolidated balance sheets. These accrued environmental remediation costs relate to maintenance of our properties for current uses and, because of the indeterminable timing of the remediation, these amounts have not been discounted to present value. We do not believe that there are environmental conditions at any of our properties that will have a material adverse effect on us. However, no assurances can be given that such conditions are not present in our properties or that other costs we incur to remediate contamination will not have a material adverse effect on our business or financial condition. Charges for environmental remediation costs are included in other operating expenses in our condensed consolidated statements of income and comprehensive income.

Note 4.  Segment Information and Tenant Concentration

We operate in one business segment: ownership of properties that include buildings and leased industrial lands that are primarily net leased to single tenants, with no one tenant accounting for more than 10% of our total revenues. A “net leased property” or a property being “net leased” means that the building or land lease requires the tenant to pay rent and pay, or reimburse us for, all, or substantially all, property level operating expenses and capital expenditures, such as real estate taxes, insurance, utilities, maintenance and repairs, other than, in certain circumstances, roof and structural element related expenditures; in some instances, tenants instead reimburse us for all expenses in excess of certain amounts included in the stated rent. We define a single tenant leased building or leased land as a building or land parcel with at least 90% of its rentable square footage leased to one tenant. Our buildings and lands are primarily leased to single tenants; however, we do own some multi tenant buildings on the island of Oahu, HI.

Note 5.  Indebtedness

In January 2014, we repaid, at par, a $7,500 mortgage note which was secured by a building located in Chelmsford, MA. This mortgage was scheduled to mature in 2016.

At June 30, 2014 and December 31, 2013, our outstanding indebtedness consisted of the following:

	June 30,	December 31,
	2014	2013
Revolving credit facility, due in 2016	$74,000	$159,000
Term loan, due in 2017	350,000	350,000
Mortgage note payable, 5.950% interest rate, including unamortized premium of $988 and $1,131, respectively, due in 2017 (1)	19,103	19,361
Mortgage note payable, 5.689% interest rate, including unamortized premium of $0 and $286, respectively, due in 2016 (1)(2)	—	7,786
	$443,103	$536,147

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

We have a $750,000 unsecured revolving credit facility that is available for general business purposes, including acquisitions. The maturity date of our revolving credit facility is March 11, 2016 and, subject to the payment of an extension fee and meeting certain other conditions, our revolving credit facility includes an option for us to extend the stated maturity date by one year to March 11, 2017.  In addition, our revolving credit facility includes a feature under which maximum borrowings may be increased to $1,000,000 in certain circumstances. Borrowings under our revolving credit facility bear interest at LIBOR plus a premium.  We also pay a facility fee on the total amount of lending commitments under our revolving credit facility. Both the interest rate premium and the facility fee are subject to adjustment based upon changes to our leverage or credit ratings. As of June 30, 2014, the interest rate premium on our revolving credit facility was 130 basis points and our facility fee was 30 basis points.  As of June 30, 2014, the interest rate payable on borrowings under our revolving credit facility was 1.45%. The weighted average interest rate for borrowings under the revolving credit facility was 1.45% for both the three and six months ended June 30, 2014 and 1.50% for both the three and six months ended June 30, 2013. We can borrow, repay and reborrow funds available under our revolving credit facility until maturity, and no principal repayment is due until maturity. As of June 30, 2014 and July 23, 2014, we had $74,000 and $60,000, respectively, outstanding under our revolving credit facility.

We also have a $350,000 unsecured term loan that matures on July 11, 2017 and is prepayable without penalty at any time. In addition, our term loan includes a feature under which maximum borrowings may be increased to up to $700,000 in certain circumstances. Our term loan bears interest at a rate of LIBOR plus a premium, which was 155 basis points as of June 30, 2014. The interest rate premium is subject to adjustment based upon changes to our leverage or credit ratings. As of June 30, 2014, the interest rate payable for the amount outstanding under our term loan was 1.70%. The weighted average interest rate for the amount outstanding under our term loan was 1.69% for both the three and six months ended June 30, 2014 and 1.75% and 1.76% for the three and six months ended June 30, 2013, respectively.

Our revolving credit facility agreement and our term loan agreement provide for acceleration of payment of all amounts due thereunder upon the occurrence and continuation of certain events of default, including a change of control of us, which includes Reit Management & Research LLC, or RMR, ceasing to act as our business manager and property manager. Our revolving credit facility agreement and our term loan agreement also contain a number of financial and other covenants, including covenants that restrict our ability to incur indebtedness or to make distributions under certain circumstances and require us to maintain financial ratios and a minimum net worth. We believe we were in compliance with the terms of our revolving credit facility and term loan covenants at June 30, 2014.

At June 30, 2014, one of our properties (two buildings) with an aggregate net book value of $20,530 secured a mortgage note we assumed in connection with our acquisition of the property. The aggregate principal amount outstanding under the mortgage note as of June 30, 2014 was $18,115. This mortgage note is non-recourse, subject to certain limited exceptions, and does not contain any material financial covenants.

Note 6. Fair Value of Financial Instruments

Our financial instruments at June 30, 2014 included cash and cash equivalents, rents receivable, equity investments, a mortgage note payable, our revolving credit facility, our term loan, amounts due to related persons and accounts payable.  At June 30, 2014, the fair value of our financial instruments approximated their carrying values in our condensed consolidated financial statements due to their short term nature or variable interest rates, except as follows:

	Carrying	Estimated
	Amount	Fair Value
Mortgage note payable	$19,103	$19,660

We estimate the fair value of our mortgage note payable by using discounted cash flow analyses and currently prevailing market rates for similar mortgage notes as of June 30, 2014.  These inputs are categorized as level 3 inputs as defined in the fair value hierarchy under the accounting standards for Fair Value Measurements and Disclosures.  Because level 3 inputs are unobservable, our estimated fair value may differ materially from the actual fair value.

Note 7.  Shareholders’ Equity

Sale of Shares:

During the second quarter of 2014, we sold 10,000,000 of our common shares in a public offering, including 1,000,000 of our common shares sold when the underwriters partially exercised their option to purchase additional shares, at a price of $29.00 per share raising net proceeds of approximately $277,373, after deducting estimated offering expenses and the underwriting discount. We used the net proceeds from this offering to partially repay amounts outstanding under our revolving credit facility and for general business purposes.

Issuance of Shares:

We issued 46,782 common shares to RMR during the six months ended June 30, 2014 and 2,980 shares in July 2014, as part of the business management fee payable by us under our business management agreement. See Note 8 for further information regarding this agreement.

Distributions:

In February 2014, we paid a distribution of $0.46 per common share, or approximately $22,922, to shareholders of record on January 13, 2014.

In May 2014, we paid a distribution of $0.48 per common share, or approximately $23,938, to shareholders of record on April 14, 2014.

In July 2014, we declared a quarterly distribution of $0.48 per common share, or approximately $28,748, to shareholders of record on July 25, 2014. We expect to pay this distribution on or about August 21, 2014 using existing cash balances and borrowings under our revolving credit facility.

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

One of our Managing Trustees, Mr. Barry Portnoy, is Chairman, majority owner and an employee of RMR.  Our other Managing Trustee, Mr. Adam Portnoy, is the son of Mr. Barry Portnoy, and an owner, President, Chief Executive Officer and a director of RMR.  Each of our executive officers is also an officer of RMR.  Our Independent Trustees also serve as independent directors or independent trustees of other public companies to which RMR provides management services.  Mr. Barry Portnoy serves as a managing director or managing trustee of a majority of the companies that RMR or its affiliates provide management services to and Mr. Adam Portnoy serves as a managing trustee of a majority of those companies.  In addition, officers of RMR serve as officers of those companies.

On May 9, 2014, we and RMR entered into amendments to our business management agreement and property management agreement.  As amended, RMR may terminate the agreements upon 120 days’ written notice.  Prior to the amendments, RMR could terminate the agreements upon 60 days’ written notice and could also terminate the property management agreement upon five business days’ notice if we underwent a change of control.  The amendments also provide for certain termination payments by us to RMR in the event that we terminate the agreements other than for cause, including certain proportional adjustments to the termination fees if we merge with another real estate investment trust, or REIT, to which RMR is providing management services or if we spin off a subsidiary of ours to which we contributed properties and to which RMR is providing management services both at the time of the spin-off and on the date of the expiration or termination of the agreement.  Finally, as amended, RMR agrees to provide certain transition services to us for 120 days following an applicable termination by us or notice of termination by RMR.

Pursuant to our business management agreement with RMR, we recognized business management fees of $962 and $2,259 for the three months ended June 30, 2014 and 2013, respectively, and $5,333 and $4,426 for the six months ended June 30, 2014 and 2013, respectively.  The fees for the six months ended June 30, 2014 include $427 of estimated 2014 incentive fees payable in common shares in 2015 based on our common share total return.  The lower business management fees recognized for the three months ended June 30, 2014, compared with the three months ended March 31, 2014, reflect the reversal recognized for the three months ended June 30, 2014, of the amount by which the estimated 2014 incentive fee accrued as of March 31, 2014 exceeded the amount of that fee estimated as of June 30, 2014. The business management fee we recognized for the 2014 and 2013 periods are included in general and administrative expenses in our condensed consolidated financial statements.  In accordance with the terms of our business management agreement, as amended in December 2013, we issued 13,917 of our common shares to RMR for the six months ended June 30, 2014 as payment for 10% of the base business management fee we recognized for such period.  In March 2014, we also issued 32,865 of our common shares to RMR for the incentive fee for 2013 pursuant to the business management agreement.

In connection with our property management agreement with RMR, the aggregate property management and construction supervision fees we recognized were $1,577 and $1,311 for the three months ended June 30, 2014 and 2013, respectively, and $3,067 and $2,569 for the six months ended June 30, 2014 and 2013, respectively.  These amounts are included in operating expenses or have been capitalized, as appropriate, in our condensed consolidated financial statements.

CWH:  We were formerly a 100% owned subsidiary of CommonWealth REIT, or CWH.  As of June 30, 2014, CWH was our largest shareholder and owned 22,000,000 of our common shares, or approximately 36.7% of our outstanding common shares.  One of our Managing Trustees, Mr. Barry Portnoy, was a managing trustee of CWH until March 25, 2014.  Our other Managing Trustee, Mr. Adam Portnoy, was the President of CWH until May 23, 2014 and was a managing trustee of CWH until March 25, 2014.   In

addition, Mr. John Popeo, our Treasurer and Chief Financial Officer, also served as the treasurer and chief financial officer of CWH until May 23, 2014, and one of our Independent Trustees, Mr. William Lamkin, was an independent trustee of CWH until March 25, 2014.  RMR provides management services to both us and CWH.

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

In March 2013, we entered into a registration agreement with CWH, pursuant to which we agreed to register for resale by CWH up to 22,000,000 of our common shares owned by CWH, or an Offering, and we filed a registration statement on Form S-3 to permit the resale by CWH of some or all of our common shares owned by CWH.  Under the registration agreement, CWH agreed to pay all expenses incurred by us relating to the registration and any sale of the shares in an Offering.  On March 31, 2014, we notified CWH that, effective that same day, we had elected to terminate the registration agreement with CWH as a result of the removal, without cause, of all of the trustees of CWH which constituted a change of control of CWH as provided in that agreement.

On July 9, 2014, CWH sold 21,500,000 of our common shares that it owned to Government Properties Income Trust, or GOV, and sold 500,000 of our common shares that it owned to RMR. We were not a contracting party to this transaction. We understand that, following these sales, CWH no longer owned any of our common shares.  RMR provides management services to GOV; our Managing Trustees serve as managing trustees of GOV; our Independent Trustee, Jeffrey Somers, serves as an independent trustee of GOV; our President and Chief Operating Officer serves as an officer of GOV; and GOV’s other executive officer is an officer of RMR.  In connection with this transaction, and in light of the fact that GOV would own greater than 10% of our common shares, our Independent Trustees voted to except GOV from the provisions of the Maryland General Corporation Law applicable to business combinations with interested shareholders.

AIC:  We, RMR, GOV and four other companies to which RMR provides management services each currently own approximately 14.3% of Affiliates Insurance Company, or AIC, an Indiana insurance company.  All of our Trustees and most of the trustees and directors of the other AIC shareholders currently serve on the board of directors of AIC. RMR provides management and administrative services to AIC pursuant to a management and administrative services agreement with AIC.

In June 2014, we and the other shareholders of AIC renewed our participation in an insurance program arranged by AIC.  In connection with that renewal, we purchased a one-year property insurance policy providing $500,000 of coverage, with respect to which AIC is a reinsurer of certain coverage amounts.  We paid AIC a premium, including taxes and fees, of approximately $434 in connection with that policy, which amount may be adjusted from time to time as we acquire or dispose of properties that are included in the policy.  As of June 30, 2014, we had invested $6,160 in our AIC investment since we became an equity owner of AIC in 2012.  Although we own less than 20% of AIC, we use the equity method to account for this investment because we believe that we have significant influence over AIC as all of our Trustees are also directors of AIC.  Our investment in AIC had a carrying value of $6,801 and $5,913 as of June 30, 2014 and December 31, 2013, respectively, which amounts are included in other assets on our condensed consolidated balance sheets.  We recognized income of $118 and $79 for the three months ended June 30, 2014 and 2013, respectively, and $21 and $155 for the six months ended June 30, 2014 and 2013, respectively, related to our investment in AIC.

On March 25, 2014, as a result of the removal, without cause, of all of the trustees of CWH, CWH underwent a change in control, as defined in the shareholders agreement among us, the other shareholders of AIC and AIC.  As a result of that change in control and in accordance with the terms of the shareholders agreement, on May 9, 2014, we and those other shareholders purchased pro rata the AIC shares CWH owned.  Pursuant to that purchase, we purchased 2,857 AIC shares from CWH for $825.  Following these purchases, we and the other remaining six shareholders each owned approximately 14.3% of AIC.

Directors’ and Officers’ Liability Insurance:  In June 2014, we, RMR and four other companies to which RMR provides management services extended the combined directors’ and officers’ liability insurance policy described in our Annual Report for an interim period.

Note 9.  Pro Forma Information (Unaudited)

During the year ended December 31, 2013, we acquired seven properties (11 buildings) for an aggregate purchase price of $384,820, excluding closing costs. During the third quarter of 2013, we sold 10,500,000 of our common shares in a public offering at a price of $28.25 per share.

During the second quarter of 2014, we acquired two properties (two buildings) for an aggregate purchase price of $207,860, excluding closing costs, and sold 10,000,000 of our common shares in a public offering, including 1,000,000 common shares sold when the underwriters partially exercised their option to purchase additional shares, at a price of $29.00 per share.

The following table presents our pro forma results of operations for the six months ended June 30, 2014 and 2013 as if these acquisitions and financing activities had occurred on January 1, 2013.  This pro forma data is not necessarily indicative of what our actual results of operations would have been for the periods presented, nor does it represent the results of operations for any future period. Differences could result from numerous factors, including future changes in our portfolio of investments, changes in interest rates, changes in our capital structure, changes in net property level operating expenses, changes in property level revenues, including rents expected to be received on our existing leases or leases we may enter into during and after 2014, and for other reasons.

	Six Months Ended June 30,
	2014	2013

Total revenues	$114,242	$104,500
Net income	$58,963	$51,436
Net income per share	$1.13	$1.03

During the six months ended June 30, 2014, we recognized revenues of $25,426 and operating income of $21,143 arising from our 2013 and 2014 acquisitions.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our financial statements and notes thereto included in this Quarterly Report on Form 10-Q and in our Annual Report.

OVERVIEW

We are a real estate investment trust, or REIT, organized under Maryland law.  As of June 30, 2014, we owned 50 properties (280 buildings, leasable land parcels and easements), located in 21 states, that contain approximately 27.0 million rentable square feet and were approximately 96.1% leased (based on rentable square feet). For the six months ended June 30, 2014, approximately 39.4% of our total revenue was from 11 properties (229 buildings, leasable land parcels and easements) with 17.8 million rentable square feet that we own on the island of Oahu, HI, or our Hawaii Properties.  The remainder of our total revenue for the period ended June 30, 2014 was from 39 properties (51 buildings) located throughout the mainland United States, or our Mainland Properties. As of June 30, 2014, our properties were leased to 263 different tenants, with a weighted average remaining lease term (based on annualized rental revenue) of approximately 10.6 years.

Property Operations

As of June 30, 2014, 96.1% of our rentable square feet were leased, compared to 95.5% of our rentable square feet as of June 30, 2013.  Occupancy data for 2014 and 2013 is as follows (square feet in thousands):

	All Properties		Comparable Properties (1)
	As of June 30,		As of June 30,
	2014	2013	2014	2013
Total properties	50	44	41	41
Total rentable square feet (2)	27,040	25,391	24,612	24,612
Percent leased (3)	96.1%	95.5%	95.7%	95.3%

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

While the occupancy increase at our comparable properties from June 30, 2013 to June 30, 2014 positively impacted our June 30, 2014 comparable financial results, our comparable financial results have been primarily impacted by rent increases during the period at some of our comparable leased land properties located in Hawaii, as further described below.

The average annualized effective rental rate per square foot, as defined below, for our properties for the periods ended June 30, 2014 and 2013 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Average annualized effective rental rate per square foot leased: (1)
All Properties	$8.73	$7.53	$8.63	$7.44
Comparable Properties (2)	$7.67	$7.60	$7.17	$6.97

(1)             Average annualized effective rental rate per square foot leased represents annualized total revenue during the period specified divided by the average rentable square feet leased during the period specified.

(2)             Comparable properties for the three months ended June 30, 2014 and 2013 consist of 44 properties (272 buildings, leasable land parcels and easements) that we owned continuously since April 1, 2013. Comparable properties for the six months ended June 30, 2014 and 2013 consist of 41 properties (267 buildings, leasable land parcels and easements) that we owned continuously since January 1, 2013.

During the three months ended June 30, 2014, we entered lease renewals and new leases for approximately 239,000 square feet at weighted average rental rates that were approximately 21.0% higher than prior rates for the same space.  The weighted average lease term for new and renewal leases entered during the three months ended June 30, 2014 was 7.0 years.  Commitments for tenant improvements, leasing costs and concessions for leases entered during the three months ended June 30, 2014 totaled approximately $647,000, or approximately $0.39 per square foot per year of the weighted average lease term.  All leasing activity during the three months ended June 30, 2014 occurred at our Hawaii Properties.

During the three months ended June 30, 2014, we also executed 11 rent resets at our Hawaii Properties for approximately 721,000 square feet of land, at weighted average reset rates that were approximately 30.9% higher than prior rates.

We currently believe that U.S. real estate leasing market conditions are slowly improving, but remain weak in many U.S. markets. However, because our weighted average remaining lease term (based on annualized rental revenue, as defined in footnote (2) of the table below) was approximately 10.6 years as of June 30, 2014, and because only 0.4% of our total rented square feet is subject to leases scheduled to expire during the remainder of 2014, we do not expect our occupancy rate to materially change through the end of 2014. In addition, despite the recent recession and incomplete recovery of the U.S. economy, revenues from our Hawaii Properties, which represented approximately 39.4% of our total rental revenue for the six months ended June 30, 2014, have generally increased under our ownership as leases for those properties have reset or renewed to the then current fair market value. Nevertheless, because of the current U.S. and global economic uncertainty, there are too many variables for us to reasonably project what the financial impact of changing market conditions will be on our occupancy, rents or financial results.

As shown in the table below, approximately 0.4% of our total rented square feet and approximately 0.2% of our total annualized rental revenue (as defined in footnote (2) of the table below) are included in leases scheduled to expire by December 31, 2014. Lease renewals and rental rates for which available space may be relet in the future will depend on prevailing market conditions at the times these renewals, new leases and rent reset rates are negotiated. However, all of our leases scheduled to expire through 2014 relate to our Hawaii Properties, and, as stated above, revenues from these properties have generally increased during our ownership as the leases for those properties have been reset or renewed. As of June 30, 2014, our lease expirations by year are as follows (square feet and dollars in thousands):

							Cumulative
				Cumulative		Percent of	Percent of
			Percent of	Percent of		Total	Total
	Number of		Total	Total	Annualized	Annualized	Annualized
	Tenants with	Rented	Rented	Rented	Rental	Rental	Rental
	Expiring	Square Feet	Square Feet	Square Feet	Revenue	Revenue	Revenue
Year	Leases	Expiring (1)	Expiring (1)	Expiring (1)	Expiring (2)	Expiring (2)	Expiring (2)
7/1/2014 - 12/31/2014	9	98	0.4%	0.4%	$409	0.2%	0.2%
2015	26	605	2.3%	2.7%	6,071	2.7%	2.9%
2016	23	1,107	4.3%	7.0%	8,757	3.9%	6.8%
2017	13	505	1.9%	8.9%	6,141	2.7%	9.5%
2018	14	1,483	5.7%	14.6%	14,862	6.6%	16.1%
2019	17	1,835	7.1%	21.7%	7,374	3.3%	19.4%
2020	5	318	1.2%	22.9%	4,276	1.9%	21.3%
2021	7	795	3.1%	26.0%	7,512	3.4%	24.7%
2022	65	3,028	11.7%	37.7%	24,005	10.7%	35.4%
2023	12	1,837	7.1%	44.8%	36,817	16.4%	51.8%
Thereafter	87	14,369	55.2%	100.0%	107,652	48.2%	100.0%
	278	25,980	100.0%		$223,876	100.0%

Weighted average remaining lease term (in years)		11.6			10.6

(1)             Rented square feet is pursuant to existing leases as of June 30, 2014, and includes (i) space being fitted out for occupancy pursuant to existing leases, if any, and (ii) space which is leased but is not occupied or is being offered for sublease by tenants, if any.

(2)             Annualized rental revenue is the annualized contractual rents from our tenants pursuant to existing leases as of June 30, 2014, including straight line rent adjustments and estimated recurring expense reimbursements, excluding lease value amortization.

A majority of our Hawaii Properties are lands leased for rents that are periodically reset based on fair market values, generally every five to ten years.  The following chart shows the annualized rental revenue as of June 30, 2014 scheduled to reset at our Hawaii lands.

Scheduled Rent Resets At Hawaii Lands

(dollars in thousands)

	Annualized Rental Revenue (1) as of June 30, 2014 Scheduled to Reset
Resets open from prior periods	$3,872	(2)
7/1/2014 – 12/31/2014	884
2015	1,972
2016	—
2017 and thereafter	27,558
Total	$34,286

(1)             Annualized rental revenue is the annualized contractual rents from our tenants pursuant to existing leases as of June 30, 2014, including straight line rent adjustments and estimated recurring expense reimbursements, excluding lease value amortization.

(2)             Amount includes rents currently being paid, excluding rent resets not yet established. However, rental income in our condensed consolidated statements of income and comprehensive income includes estimated rental rate adjustments for these rent resets.

With respect to our Hawaiian land leases, we intend to negotiate with our tenants as rents under their leases are scheduled to reset in order to achieve new rents based on the then current fair market values. If we are unable to reach an agreement with a tenant on a rent reset, our Hawaiian land leases typically provide that rent is reset based on an appraisal process. Despite our prior experience with rent resets in Hawaii, our ability to increase rents when rent resets occur depends upon market conditions, which are beyond our control. Accordingly, we can provide no assurance that the historical increases in rents which we have achieved in the past will be repeated in the future, and it is possible that rents could reset to a lower level if fair market values decrease.

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

During the third quarter of 2013, one of our mainland tenants defaulted on its obligation to pay real estate taxes and rent under its lease with us. Pursuant to the lease, a portion of this tenant’s security deposit was applied to cover all unpaid amounts billed as of June 1, 2014. We commenced litigation to pursue our contractual rights under the lease, including reimbursement of amounts drawn on the security deposit and payment in full of all past due amounts plus amounts that become due if we elect to accelerate the expiration of the lease.  On June 19, 2014, we were awarded summary judgment on some of our claims in the litigation, including our claim for restoration of the security deposit, and the tenant has deposited such amounts with us pursuant to the order.  The tenant also has paid rent for the month of July 2014. Litigation with this tenant is continuing with respect to our other claims.

Whenever we extend, renew or enter into new leases for our properties, we intend to seek rents which are equal to or higher than our historical rents for the same properties; however, our ability to maintain or increase the rents for our current properties will depend in large part upon market conditions, which are beyond our control.

Our principal source of funds for our operations to pay our debt service and our distributions to shareholders is rents from tenants at our properties.  Rents are generally received from our tenants monthly in advance.  As of June 30, 2014, tenants representing 1% or more of our total annualized rental revenues were as follows (square feet in thousands):

Tenants Representing 1% or More of Our Total Annualized Rental Revenues:

				% of
			% of Total	Annualized Rental
Tenant	Property Type	Sq. Ft. (1)	Sq. Ft. (1)	Revenue (2)	Expiration
1 Tellabs, Inc.	Mainland Properties	820	3.2%	7.5%	3/31/2029
2 Bank of America, N.A.	Mainland Properties	554	2.1%	6.2%	1/31/2026
3 MeadWestvaco Corporation	Mainland Properties	311	1.2%	5.3%	6/30/2023
4 Orbital Sciences Corporation	Mainland Properties	337	1.3%	4.6%	6/30/2023
5 Cinram Group, Inc.	Mainland Properties	1,371	5.3%	4.1%	8/30/2032
6 Novell, Inc.	Mainland Properties	406	1.6%	3.5%	11/30/2024
7 The Southern Company	Mainland Properties	448	1.7%	2.1%	12/31/2018
8 Hawaii Independent Energy, LLC (formerly Tesoro)	Hawaii Properties	3,148	12.1%	1.9%	4/30/2019; 12/31/2019; 3/31/2024
9 Bookspan	Mainland Properties	502	1.9%	1.8%	9/23/2028
10 Vivint, Inc.	Mainland Properties	125	0.5%	1.6%	11/30/2024
11 Merkle Group, Inc.	Mainland Properties	120	0.5%	1.6%	5/31/2023
12 Micron Technology, Inc.	Mainland Properties	96	0.4%	1.6%	4/30/2020
13 Shurtape Technologies, LLC	Mainland Properties	645	2.5%	1.6%	5/28/2024
14 Servco Pacific, Inc.	Hawaii Properties	537	2.1%	1.5%	1/31/2029; 2/29/2032
15 Stratus Technologies, Inc.	Mainland Properties	287	1.1%	1.5%	5/31/2016
16 Colgate - Palmolive Company	Mainland Properties	142	0.5%	1.4%	1/31/2024
17 Ruckus Wireless, Inc.	Mainland Properties	96	0.4%	1.3%	11/30/2022
18 Hartford Fire Insurance Company	Mainland Properties	100	0.4%	1.3%	6/30/2021
19 SunPower Corporation	Mainland Properties	129	0.5%	1.2%	4/30/2021
20 Arrowhead General Insurance Agency, Inc.	Mainland Properties	95	0.4%	1.2%	7/31/2019
21 Safeway Stores, Inc.	Hawaii Properties	146	0.6%	1.1%	10/30/2018
22 Valassis Communications, Inc.	Mainland Properties	268	1.0%	1.1%	9/30/2023
23 BCI Coca-Cola Bottling Company	Hawaii Properties	351	1.4%	1.1%	12/31/2022; 7/31/2039
24 Sprint Nextel Corporation	Mainland Properties	140	0.5%	1.0%	7/31/2018
25 Manheim Services Corporation	Hawaii Properties	338	1.3%	1.0%	5/31/2016
Total		11,512	44.3%	58.1%

(1)                Square feet is pursuant to existing leases as of June 30, 2014, and includes (i) space being fitted out for occupancy pursuant to existing leases, if any, and (ii) space which is leased but is not occupied or is being offered for sublease by tenants, if any.

(2)                Annualized rental revenue is the annualized contractual rents from our tenants pursuant to existing leases as of June 30, 2014, including straight line rent adjustments and estimated recurring expense reimbursements, excluding lease value amortization.

Investment Activities (dollar amounts in thousands)

During April 2014, we acquired two single tenant, net leased properties (two buildings) with approximately 986,937 of combined rentable square feet for an aggregate purchase price of $207,860, excluding closing costs. For more information regarding properties that we have acquired, see Note 3 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

Our strategy related to property acquisitions and dispositions is materially unchanged from that disclosed in our Annual Report. We currently intend to expand our investments by primarily acquiring additional single tenant, net leased properties throughout the mainland United States and we expect to use the extensive nationwide resources of RMR to locate and acquire such properties. However, during most of the past 12 to 18 months property pricing has increased as a result of increased availability of debt and equity capital, making it more difficult for us to find appropriately priced properties that meet our investment criteria. One of our goals in acquiring additional properties will be to further diversify our sources of rents with the intention of improving the security of our revenues. Another goal will be to purchase properties that produce rents, less property operating expenses, that are greater than our capital costs to acquire the properties and, accordingly, allow us to increase distributions to our shareholders over time. We expect that most of our acquisition efforts will focus on office and industrial properties; however, we may consider acquiring other types of properties, including properties which are net leased to single tenants for retail uses and special purpose properties specifically suited to particular tenants’ requirements.  We also may acquire additional properties in Hawaii, but we currently expect this will not be a significant part of our future acquisitions because there are limited opportunities to acquire properties in Hawaii, especially to acquire lands which are leased to third party tenants.

Financing Activities (dollar amounts in thousands)

In January 2014, we repaid, at par, a $7,500 mortgage note which was secured by a property (one building) located in Chelmsford, MA. This mortgage was scheduled to mature in 2016.

During the second quarter of 2014, we sold 10,000,000 of our common shares in a public offering, including 1,000,000 of our common shares sold when the underwriters partially exercised their option to purchase additional shares, at a price of $29.00 per share raising net proceeds of approximately $277,373, after deducting estimated offering expenses and the underwriting discount. We used the net proceeds from this offering to partially repay amounts outstanding under our revolving credit facility and for general business purposes.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2014, Compared to Three Months Ended June 30, 2013 (dollars in thousands, except per share data)

	Comparable Properties Results (1)				Acquired Properties Results (2)			Consolidated Results
	Three Months Ended June 30,				Three Months Ended June 30,			Three Months Ended June 30,
			$	%			$			$	%
	2014	2013	Change	Change	2014	2013	Change	2014	2013	Change	Change
Revenues
Rental income	$39,026	$38,706	$320	0.8%	$9,439	$—	$9,439	$48,465	$38,706	$9,759	25.2%
Tenant reimbursements and other income	7,512	7,240	272	3.8%	580	—	580	8,092	7,240	852	11.8%
Total revenues	46,538	45,946	592	1.3%	10,019	—	10,019	56,557	45,946	10,611	23.1%

Operating expenses:
Real estate taxes	5,188	5,159	29	0.6%	295	—	295	5,483	5,159	324	6.3%
Other operating expenses	4,005	3,852	153	4.0%	497	—	497	4,502	3,852	650	16.9%
Total operating expenses	9,193	9,011	182	2.0%	792	—	792	9,985	9,011	974	10.8%

Net operating income (3)	$37,345	$36,935	$410	1.1%	$9,227	$—	$9,227	46,572	36,935	9,637	26.1%

Other expenses
Depreciation and amortization								10,495	7,295	3,200	43.9%
Acquisition related costs								136	156	(20)	(12.8)%
General and administrative								2,198	2,957	(759)	(25.7)%
Total other expenses								12,829	10,408	2,421	23.3%
Operating income								33,743	26,527	7,216	27.2%
Interest expense								(3,634)	(3,779)	145	(3.8)%
Income before income tax expense and equity in earnings of an investee								30,109	22,748	7,361	32.4%
Income tax expense								(19)	(40)	21	(52.5)%
Equity in earnings of an investee								118	79	39	49.4%
Net income								$30,208	$22,787	$7,421	32.6%

Weighted average common shares outstanding								54,178	39,288	14,890	37.9%

Net income per common share								$0.56	$0.58	$(0.02)	(3.4)%

Calculation of Funds From Operations and Normalized Funds From Operations (4)
Net income								$30,208	$22,787
Depreciation and amortization								10,495	7,295
Funds from operations								40,703	30,082
Acquisition related costs								136	156
Estimated business management incentive fees (5)								(1,611)	196
Normalized funds from operations								$39,228	$30,434

Funds from operations per common share								$0.75	$0.77
Normalized funds from operations per common share								$0.72	$0.77

(1)                 Consists of 44 properties (272 buildings, leasable land parcels and easements) that we owned continuously since April 1, 2013.

(2)                 Consists of six properties (eight buildings) we acquired during the period from April 1, 2013 to June 30, 2014. We did not acquire any properties during the three months ended June 30, 2013. As a result, only the 2014 period reflects results for this category of properties.

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

(5)                 Amounts represent estimated incentive fees under our business management agreement payable in common shares after the end of each calendar year calculated: (i) prior to 2014 based upon increases in annual FFO per share, and (ii) beginning in 2014 based on common share total return. In calculating net income in accordance with GAAP, we recognize estimated business management incentive fee expense each quarter. Although we recognize this expense each quarter for purposes of calculating net income, we do not include these amounts in the calculation of Normalized FFO until the fourth quarter, which is when the actual expense amount for the year is determined. Adjustments were made to prior period amounts to conform to the current period Normalized FFO calculation.

References to changes in the income and expense categories below relate to the comparison of results for the three months ended June 30, 2014, compared to the three months ended June 30, 2013. Our acquisition activity reflects our acquisition of six properties (eight buildings) during the period from April 1, 2013 to June 30, 2014, all of which occurred after June 30, 2013.

Rental income.  The increase in rental income primarily reflects our acquisition activity plus increases from leasing activity and rent resets at our comparable properties located in Hawaii.  Rental income includes non-cash straight line rent adjustments totaling approximately $4,595 for the 2014 period and approximately $3,034 for the 2013 period, and net amortization of acquired real estate leases and assumed real estate lease obligations totaling approximately ($60) for the 2014 period and approximately ($226) for the 2013 period.

Tenant reimbursements and other income.  The increase in tenant reimbursements and other income primarily reflects our acquisition activity, plus increases in real estate tax and operating expense reimbursements from tenants at various comparable properties.

Real estate taxes.  The increase in real estate taxes primarily reflects our acquisition activity and tax valuation and rate increases throughout our comparable property portfolio, plus real estate taxes that had previously been paid directly by a tenant now being paid by us and reimbursed to us by the tenant.

Other operating expenses.  Other operating expenses primarily include property maintenance, environmental remediation, utilities, insurance, bad debt, legal and property management fees.  The increase in other operating expenses primarily reflects our acquisition activity, plus an increase in general operating expenses at our comparable properties, including increases in legal fees related to tenant collection efforts, and increases in reimbursable expenses, including parking lot repairs, maintenance, utilities and other expenses.

Depreciation and amortization.  The increase in depreciation and amortization primarily reflects our acquisition activity, plus a modest increase resulting from depreciation of capital improvements and amortization of leasing costs at our comparable properties.

Acquisition related costs.  Acquisition related costs for the 2014 period primarily reflect acquisition costs related to our April 2014 acquisition that was accounted for as a business combination. Acquisition related costs for the 2013 period primarily reflect acquisition related costs related to a property acquisition we made in July 2013.

General and administrative.  General and administrative expenses primarily include fees paid in cash and common shares pursuant to our business management agreement, legal fees, audit fees, trustee fees including non-cash equity compensation expense related to awards to our Trustees, our officers and certain other RMR employees. The decrease in general and administrative expenses primarily reflects the reversal recognized for the three months ended June 30, 2014, of the amount by which the estimated 2014 incentive fee as of March 31, 2014, payable under the base business management agreement in our common shares to be issued in 2015, exceeded the amount of that fee estimated as of June 30, 2014.  The decrease in general and administrative expenses for the 2014 period was partially offset by increased business management fees pursuant to our business management agreement resulting from our acquisition activity.

Interest expense.  The decrease in interest expense primarily reflects a slightly lower weighted average interest rate during the 2014 period compared to the 2013 period.

Income tax expense.  Income tax expense represents state income taxes.

Equity in earnings of an investee. Equity in earnings of an investee represents our proportionate share of earnings from our investment in AIC.

Net income.  The increase in net income for the 2014 period compared to the 2013 period reflects the changes noted above.

Weighted average common shares outstanding.  The increase in weighted average common shares outstanding primarily reflects shares that were outstanding for part or all of the quarter ended June 30, 2014, but only partially or not outstanding for any of the corresponding 2013 period, including (i) shares granted to our Trustees in May 2013 and 2014, (ii) shares sold in our public offerings in the third quarter of 2013 and the second quarter of 2014, (iii) shares granted to our officers and certain employees of RMR in September 2013 and (iv) shares issued to RMR during 2014 pursuant to our business management agreement.

Net income per common share.  The decrease in net income per common share primarily reflects the increase in weighted average common shares outstanding noted above, as well as the changes to net income noted above.

Six Months Ended June 30, 2014, Compared to Six Months Ended June 30, 2013 (dollars in thousands, except per share data)

	Comparable Properties Results (1)				Acquired Properties Results (2)			Consolidated Results
	Six Months Ended June 30,				Six Months Ended June 30,			Six Months Ended June 30,
			$	%			$			$	%
	2014	2013	Change	Change	2014	2013	Change	2014	2013	Change	Change
Revenues
Rental income	$72,067	$70,271	$1,796	2.6%	$21,461	$5,893	$15,568	$93,528	$76,164	$17,364	22.8%
Tenant reimbursements and other income	12,092	11,220	872	7.8%	3,965	2,422	1,543	16,057	13,642	2,415	17.7%
Total revenues	84,159	81,491	2,668	3.3%	25,426	8,315	17,111	109,585	89,806	19,779	22.0%

Operating expenses:
Real estate taxes	9,339	8,840	499	5.6%	1,596	945	651	10,935	9,785	1,150	11.8%
Other operating expenses	6,342	5,608	734	13.1%	2,687	1,492	1,195	9,029	7,100	1,929	27.2%
Total operating expenses	15,681	14,448	1,233	8.5%	4,283	2,437	1,846	19,964	16,885	3,079	18.2%

Net operating income (3)	$68,478	$67,043	$1,435	2.1%	$21,143	$5,878	$15,265	89,621	72,921	16,700	22.9%

Other expenses
Depreciation and amortization								19,789	13,960	5,829	41.8%
Acquisition related costs								374	689	(315)	(45.7)%
General and administrative								7,374	5,676	1,698	29.9%
Total other expenses								27,537	20,325	7,212	35.5%
Operating income								62,084	52,596	9,488	18.0%
Interest expense								(6,992)	(7,252)	260	(3.6)%
Gain on early extinguishment of debt								243	—	243	—
Income before income tax expense and equity in earnings of an investee								55,335	45,344	9,991	22.0%
Income tax expense								(90)	(80)	(10)	12.5%
Equity in earnings of an investee								21	155	(134)	(86.5)%
Net income								$55,266	$45,419	$9,847	21.7%

Weighted average common shares outstanding								52,021	39,285	12,736	32.4%

Net income per common share								$1.06	$1.16	$(0.10)	(8.6)%

Calculation of Funds From Operations and Normalized Funds From Operations (4)
Net income								$55,266	$45,419
Depreciation and amortization								19,789	13,960
Funds from operations								75,055	59,379
Acquisition related costs								374	689
Estimated business management incentive fees (5)								427	393
Gain on early extinguishment of debt								(243)	—
Normalized funds from operations								$75,613	$60,461

Funds from operations per common share								$1.44	$1.51
Normalized funds from operations per common share								$1.45	$1.54

(1)                 Consists of 41 properties (267 buildings, leasable land parcels and easements) that we owned continuously since January 1, 2013.

(2)                 Consists of nine properties (13 buildings) we acquired during the period from January 1, 2013 to June 30, 2014. Three properties (five buildings) were acquired during the six months ended June 30, 2013, resulting in partial results for these properties for that period. The remaining six properties (eight buildings) were acquired during the period from July 1, 2013 to June 30, 2014, resulting in the results for these properties only being reflected in the six months ended June 30, 2014.

(3)                 See footnote (3) on page 14 for the definition of NOI.

(4)                 See footnote (4) on page 15 for the definition of FFO and Normalized FFO.

(5)                 See footnote (5) on page 15 for a description of estimated business management incentive fees.

References to changes in the income and expense categories below relate to the comparison of results for the six months ended June 30, 2014, compared to the six months ended June 30, 2013. Our acquisition activity reflects our acquisition of three properties (five buildings) during the six months ended June 30, 2013 and our acquisition of six properties (eight buildings) during the period from July 1, 2013 to June 30, 2014.

Rental income.  The increase in rental income primarily reflects our acquisition activity plus increases from leasing activity and rent resets at our comparable properties located in Hawaii.  Rental income includes non-cash straight line rent adjustments totaling approximately $8,057 for the 2014 period and approximately $5,655 for the 2013 period, and net amortization of acquired real estate leases and assumed real estate lease obligations totaling approximately $77 for the 2014 period and approximately ($496) for the 2013 period.

Tenant reimbursements and other income.  The increase in tenant reimbursements and other income primarily reflects our acquisition activity, plus increases in real estate tax and operating expense reimbursements from tenants at various comparable properties.

Real estate taxes.  The increase in real estate taxes primarily reflects our acquisition activity and tax valuation and rate increases throughout our comparable property portfolio, plus real estate taxes that had been paid directly by a tenant now being paid by us and reimbursed to us by the tenant.

Other operating expenses.  Other operating expenses primarily include property maintenance, environmental remediation, utilities, insurance, bad debt, legal and property management fees.  The increase in other operating expenses primarily reflects our acquisition activity, plus an increase in general operating expenses at our comparable properties including increases in legal fees related to tenant collection efforts, and increases in reimbursable expenses, including parking lot repairs, maintenance, utilities and other expenses.

Depreciation and amortization.  The increase in depreciation and amortization primarily reflects our acquisition activity, plus a modest increase resulting from depreciation of capital improvements and amortization of leasing costs at our comparable properties.

Acquisition related costs.  Acquisition related costs for the 2014 period primarily reflect acquisition costs related to our April 2014 acquisition that was accounted for as a business combination. Acquisition related costs for the 2013 period primarily reflect acquisition related costs in connection with our acquisition of two properties (three buildings) during the 2013 period that were accounted for as business combinations, plus acquisition related costs related to a property acquisition we made in July 2013.

General and administrative.  General and administrative expenses primarily include fees paid in cash and common shares pursuant to our business management agreement, legal fees, audit fees, trustee fees including non-cash equity compensation expense related to awards to our Trustees, our officers and certain other RMR employees. The increase in general and administrative expenses primarily reflects increased fees pursuant to our business management agreement resulting from our acquisition activity, plus an increase in other professional and public company fees including the amortization of fees related to our shelf registration statement.

Interest expense.  The decrease in interest expense reflects (i) a lower average outstanding debt balance for the 2014 period compared to the 2013 period and (ii) a slightly lower weighted average interest rate during the 2014 period compared to the 2013 period.

Gain on early extinguishment of debt.  The gain on early extinguishment of debt for the 2014 period arose from our prepayment during that period of a mortgage note that had been scheduled to mature in 2016.

Income tax expense.  Income tax expense represents state income taxes.

Equity in earnings of an investee. Equity in earnings of an investee represents our proportionate share of earnings from our investment in AIC.

Net income.  The increase in net income for the 2014 period compared to the 2013 period reflects the changes noted above.

Weighted average common shares outstanding.  The increase in weighted average common shares outstanding primarily reflects shares that were outstanding for part or all of the six months ended June 30, 2014, but only partially or not outstanding for any of the corresponding 2013 period, including (i) shares granted to our Trustees in May 2013 and May 2014, (ii) shares sold in our public offerings in the third quarter of 2013 and the second quarter of 2014, (iii) shares granted to our officers and certain employees of RMR in September 2013 and (iv) shares issued to RMR during 2014 pursuant to our business management agreement.

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

Cash flows provided by (used in) operating, investing and financing activities were approximately $73,958, ($211,077) and $137,898, respectively, for the six months ended June 30, 2014, and $52,553, ($165,459) and $104,814, respectively, for the six months ended June 30, 2013. The increase in the operating activities cash flow for the six months ended June 30, 2014 compared to the corresponding prior year period is primarily due to increased operating cash flow from our acquisition of nine properties (13 buildings) since January 1, 2013. The increase in the cash used in investing activities cash flow for the six months ended June 30, 2014 compared to the corresponding prior year period is primarily due to higher acquisition activity during the six months ended June 30, 2014 compared to the prior year period. The change in the financing activities cash flow for the six months ended June 30, 2014 compared to the corresponding prior year period is primarily due to (i) our common share offering in the second quarter of 2014 and the application of the net proceeds, plus cash from operations, to partially repay amounts outstanding on our revolving credit facility and (ii) distributions to our common shareholders during the six months ended June 30, 2014 in excess of distributions to our common shareholders during the 2013 period due to a greater number of common shares being outstanding and a higher distribution rate paid to common shareholders during the 2014 period.

Our Investment and Financing Liquidity and Resources (dollars in thousands except per share data)

In order to fund acquisitions and to meet cash needs that may result from timing differences between our receipt of rents and our desire or need to make distributions or pay operating or capital expenses, we maintain a $750,000 revolving credit facility with a group of institutional lenders. The maturity date of our revolving credit facility is March 11, 2016 and, subject to the payment of an extension fee and meeting certain other conditions, includes an option for us to extend the stated maturity date of our revolving credit facility by one year to March 11, 2017. In addition, our revolving credit facility also includes a feature under which maximum borrowings may be increased to up to $1,000,000 in certain circumstances. Borrowings under our revolving credit facility bear interest at LIBOR plus a premium. We also pay a facility fee on the total amount of lending commitments under our revolving credit facility. Both the interest rate premium and the facility fee are subject to adjustment based upon changes to our debt leverage or credit ratings.  At June 30, 2014, the interest rate premium on our revolving credit facility was 130 basis points and our facility fee was 30 basis points. We can borrow, repay and reborrow funds available under our revolving credit facility until maturity, and no principal repayment is due until maturity. As of June 30, 2014, the interest rate payable on borrowings under our revolving credit facility was 1.45%. As of June 30, 2014 and July 23, 2014, we had $74,000 and $60,000, respectively, outstanding under our revolving credit facility and $676,000 and $690,000, respectively available to borrow under our revolving credit facility.

We have a $350,000 unsecured term loan that matures on July 11, 2017 and is prepayable by us at any time without penalty.  In addition, the term loan includes a feature under which maximum borrowings may be increased to up to $700,000 in certain circumstances. As of June 30, 2014, the interest rate payable on borrowings under our term loan was 1.70%.

As of June 30, 2014 and July 23, 2014, we had $20,804 and $15,136 of cash and cash equivalents, respectively. We expect to use cash balances, borrowings under our revolving credit facility, net proceeds from offerings of equity or debt securities and the cash flow from our operations to fund debt repayments, future property acquisitions and other general business purposes.

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

In February 2014, we paid a $0.46 per share distribution to our common shareholders. In April 2014, we announced a new quarterly distribution rate of $0.48 per share which we paid in May 2014. We funded these distributions using existing cash balances and borrowings under our revolving credit facility.  In July 2014, we declared a distribution payable to our common shareholders of record on July 25, 2014, in the amount of $0.48 per share. We expect to pay this distribution on or about August 21, 2014 using existing cash balances and borrowings under our revolving credit facility.

During the three and six months ended June 30, 2014 and 2013, amounts capitalized for tenant improvements, leasing costs, building improvements and development and redevelopment activities were as follows (amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Tenant improvements (1)	$37	$656	$37	$894
Leasing costs (2)	544	956	889	1,169
Building improvements (3)	218	71	289	86
Development, redevelopment and other activities (4)	298	363	376	68	(5)
	$1,097	$2,046	$1,591	$2,217

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

(4)             Development, redevelopment and other activities generally include: (i) major capital expenditures that are identified at the time of a property acquisition and incurred within a short time period after acquiring the property and (ii) major capital expenditure projects that reposition a property or result in new sources of revenues.

(5)             Includes defective building materials received and accrued during the fourth quarter of 2012 that were returned to the supplier during the first quarter of 2013.

During the three months ended June 30, 2014, commitments made for expenditures, such as tenant improvements and leasing costs in connection with leasing space, were as follows (dollars and square feet in thousands, except per square foot amounts):

	New Leases	Renewals	Totals
Square feet leased during the period	91	148	239
Total leasing costs and concession commitments (1)	$593	$54	$647
Total leasing costs and concession commitments per square foot (1)	$6.52	$0.36	$2.71
Weighted average lease term by square feet (years)	12.5	3.6	7.0
Total leasing costs and concession commitments per square foot per year (1)	$0.52	$0.10	$0.39

(1)             Includes commitments made for leasing expenditures and concessions, such as tenant improvements, leasing commissions, tenant reimbursements and free rent.

Off Balance Sheet Arrangements

As of June 30, 2014, we had no off balance sheet arrangements that have had or that we expect would be reasonably likely to have a future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Debt Covenants

Our principal debt obligations at June 30, 2014 were borrowings outstanding under our revolving credit facility, our term loan and a secured mortgage note assumed in connection with one of our acquisitions.  Our mortgage note is non-recourse, subject to certain limitations, and does not contain any material financial covenants. Our revolving credit facility agreement and our term loan agreement contain a number of covenants which restrict our ability to incur debts in excess of calculated amounts, restrict our ability to make distributions under certain circumstances and generally require us to maintain certain financial ratios. Our revolving credit facility agreement and our term loan agreement provide for acceleration of payment of all amounts outstanding upon the occurrence and continuation of certain events of default, such as a change of control of us, which includes RMR ceasing to act as our business manager and property manager. We believe we were in compliance with all of the terms and covenants under our revolving credit facility agreement and our term loan agreement at June 30, 2014.

Emerging Growth Company

We are and we will remain an “emerging growth company”, as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act, until the earliest to occur of (i) the last day of the fiscal year during which our total annual gross revenues equal or exceed $1.0 billion (subject to adjustment for inflation), (ii) the last day of the fiscal year following the fifth anniversary of our IPO, (iii) the date on which we have, during the previous three-year period, issued more than $1.0 billion in non-convertible debt, or (iv) the date on which we are deemed a large accelerated filer under the Securities Exchange Act of 1934, as amended, or the Exchange Act. We anticipate that we will be deemed a large accelerated filer as of December 31, 2014, and will no longer qualify as an emerging growth company as of that date.

Section 107 of the JOBS Act provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act of 1933, as amended, or the Securities Act, for complying with new or revised accounting standards. Additionally, we are eligible to take advantage of certain other exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. We have chosen to “opt out” of the extended transition period related to new or revised accounting standards, and as a result we will comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. Section 107 of the JOBS Act provides that our decision to opt out of the extended transition period for complying with new or revised accounting standards is irrevocable. We have availed ourselves of certain scaled compensation disclosure pursuant to the JOBS Act in the past and may continue to do so and we may elect to take advantage of additional exemptions available to us under the JOBS Act.

Related Person Transactions (dollars in thousands)

We have relationships and historical and continuing transactions with our Trustees, our executive officers, RMR, CWH, AIC and other companies to which RMR provides management services and others affiliated with them.  For example, we have no employees and personnel and various services we require to operate our business are provided to us by RMR pursuant to management agreements; and RMR is owned by our Managing Trustees.  Also, as a further example, we have relationships with other companies to which RMR provides management services and which have trustees, directors and officers who are also trustees, directors or officers of ours or RMR, including: CWH, which previously wholly owned us, was our largest shareholder until July 9, 2014, and which transferred the Initial Properties to us in connection with our IPO; and we, RMR and five other companies to which RMR provides management services each currently own approximately 14.3% of AIC, and we and the other shareholders of AIC have property insurance in place providing $500,000 of coverage pursuant to an insurance program arranged by AIC and with respect to which AIC is a reinsurer of certain coverage amounts.  For further information about these and other such relationships and related person transactions, please see Note 8 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.  In addition, for more information about these transactions and relationships, please see elsewhere in this Quarterly Report on Form 10-Q, including “Warning Concerning Forward Looking Statements” in Part I, and our Annual Report, our definitive Proxy Statement for our 2014 Annual Meeting of Shareholders, or our Proxy Statement, our Current Reports on Form 8-K dated April 1, 2014 and May 12, 2014, and our other filings with the Securities and Exchange Commission, or SEC, including Note 9 to our consolidated financial statements included in our Annual Report, the sections captioned “Business,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Related Person Transactions” and “Warning Concerning Forward Looking Statements” of our Annual Report and the section captioned “Related Person Transactions” and the information regarding our Trustees and executive officers in our Proxy Statement.  In addition, please see the section captioned “Risk Factors” of our Annual Report for a description of risks that may arise as a result of these and other related person transactions and relationships. Our filings with the SEC, including our Annual Report and our Proxy Statement, are available at the SEC’s website at www.sec.gov.  Copies of certain of our agreements with these related parties, including our business management agreement and property management agreement with RMR, various agreements we have entered into with CWH and our shareholders agreement with AIC and its shareholders, are publicly available as exhibits to our public filings with the SEC and accessible at the SEC’s website.

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

At June 30, 2014, our outstanding fixed rate debt consisted of the following mortgage note:

		Annual	Annual		Interest
	Principal	Interest	Interest		Payments
Debt	Balance (1)	Rate (1)	Expense (1)	Maturity	Due
Mortgage note	$18,115	5.950%	$1,078	2017	Monthly

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

Because this mortgage note bears interest at a fixed rate, changes in market interest rates during the term of this note will not affect our interest obligations. If this note was refinanced at interest rates which are 100 bps higher or lower than shown above, our per annum interest cost would increase or decrease by approximately $181.

Changes in market interest rates would affect the fair value of our fixed rate debt obligation; increases in market interest rates decrease the fair value of our fixed rate debt, while decreases in market interest rates increase the fair value of our fixed rate debt. Based on the balance outstanding at June 30, 2014, and discounted cash flow analyses through the maturity date, and assuming no other changes in factors that may affect the fair value of our fixed rate debt obligation, a hypothetical immediate 100 bps change in interest rates would change the fair value of those obligations by approximately $570.

At June 30, 2014, our floating rate debt consisted of a combined total of $424,000 outstanding under our revolving credit facility and our term loan.

Our revolving credit facility matures in March 2016 and, subject to our meeting certain conditions, including our payment of an extension fee, we have the option to extend the stated maturity date by one year to March 2017.  No principal repayments are required under our revolving credit facility or term loan prior to maturity, and prepayments may be made at any time without penalty.

Borrowings under our revolving credit facility and term loan are in U.S. dollars and bear interest at LIBOR plus a premium that is subject to adjustment based upon changes to our leverage or credit ratings.  Accordingly, we are vulnerable to changes in U.S. dollar based short term rates, specifically LIBOR. In addition, upon renewal or refinancing of our revolving credit facility or our term loan, we are vulnerable to increases in interest rate premiums due to market conditions or our perceived credit risk.  Generally, a change in interest rates would not affect the value of our floating rate debt but would affect our operating results.  The following table presents the approximate impact a 100 bps increase in interest rates would have on our annual floating rate interest expense at June 30, 2014:

	Impact of an Increase in Interest Rates
			Total Interest	Annual
	Interest Rate	Outstanding	Expense	Earnings Per
	Per Year (1)	Debt	Per Year	Share Impact (2)
At June 30, 2014	1.66%	$424,000	$7,038	$0.14
100 bps increase	2.66%	$424,000	$11,278	$0.22

(1)             Weighted based on the respective interest rates and outstanding borrowings under our revolving credit facility and term loan as of June 30, 2014.

(2)             Based on the weighted average shares outstanding for the six months ended June 30, 2014.

The following table presents the impact a 100 bps increase in interest rates would have on our annual floating rate interest expense at June 30, 2014 if we were fully drawn on our revolving credit facility and our term loan remained outstanding:

	Impact of an Increase in Interest Rates
			Total Interest	Annual
	Interest Rate	Outstanding	Expense	Earnings Per
	Per Year (1)	Debt	Per Year	Share Impact (2)
At June 30, 2014	1.53%	$1,100,000	$16,830	$0.32
100 bps increase	2.53%	$1,100,000	$27,830	$0.53

(1)             Weighted based on the respective interest rates and outstanding borrowings under our revolving credit facility, assuming fully drawn, and term loan as of June 30, 2014.

(2)             Based on the weighted average shares outstanding for the six months ended June 30, 2014.

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

There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

•                  THE FUTURE AVAILABILITY OF BORROWINGS UNDER OUR REVOLVING CREDIT FACILITY,

•                  OUR POLICIES AND PLANS REGARDING INVESTMENTS, FINANCINGS AND DISPOSITIONS,

•                  OUR ABILITY TO RAISE EQUITY OR DEBT CAPITAL,

•                  OUR ABILITY TO PAY INTEREST ON AND PRINCIPAL OF OUR DEBT,

•                  OUR TAX STATUS AS A REIT,

•                  THE CREDIT QUALITIES OF OUR TENANTS,

•                  OUR EXPECTATION THAT WE WILL BENEFIT FINANCIALLY BY PARTICIPATING IN AIC WITH RMR AND COMPANIES TO WHICH RMR PROVIDES MANAGEMENT SERVICES, AND

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

•                  ACTUAL AND POTENTIAL CONFLICTS OF INTEREST WITH OUR MANAGING TRUSTEES, GOV, RMR, AIC, AND THEIR RELATED PERSONS AND ENTITIES, AND

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

•                  CONTINGENCIES IN OUR ACQUISITION AND SALE AGREEMENTS MAY NOT BE SATISFIED AND MAY NOT OCCUR AND OUR PENDING ACQUISITIONS AND SALES MAY BE DELAYED OR THE TERMS OF SUCH TRANSACTIONS MAY CHANGE,

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

•                  RENTS THAT WE CAN CHARGE AT OUR PROPERTIES MAY DECLINE BECAUSE OF CHANGING MARKET CONDITIONS OR OTHERWISE,

•                  A MAJORITY OF OUR HAWAII PROPERTIES ARE LANDS LEASED FOR RENTS THAT ARE PERIODICALLY RESET BASED ON FAIR MARKET VALUES. THIS QUARTERLY REPORT ON FORM 10-Q STATES THAT REVENUES FROM OUR PROPERTIES IN HAWAII HAVE GENERALLY INCREASED DURING OUR OWNERSHIP AS THE LEASES FOR THOSE PROPERTIES HAVE BEEN RESET OR RENEWED.  THERE CAN BE NO ASSURANCE THAT REVENUES FROM OUR HAWAII PROPERTIES WILL INCREASE AS A RESULT OF FUTURE RENT RESETS OR LEASE RENEWALS, AND FUTURE RESET RENTS COULD DECREASE,

•                  WE MAY NOT SUCCEED IN DIVERSIFYING OUR TENANTS AND ANY DIVERSIFICATION WE MAY ACHIEVE MAY NOT MITIGATE OUR PORTFOLIO RISKS OR IMPROVE THE SECURITY OF OUR REVENUES OR OUR OPERATING PERFORMANCE,

•                  OUR INTENTION TO REDEVELOP CERTAIN OF OUR HAWAII PROPERTIES MAY NOT BE REALIZED OR BE SUCCESSFUL,

•                  THE UNEMPLOYMENT RATE IN THE UNITED STATES MAY BECOME WORSE IN THE FUTURE.  SUCH CIRCUMSTANCES MAY REDUCE DEMAND FOR LEASING OFFICE AND INDUSTRIAL SPACE.  IF THE DEMAND FOR LEASING OFFICE AND INDUSTRIAL SPACE IS REDUCED, WE MAY BE UNABLE TO RENEW LEASES WITH OUR TENANTS AS LEASES EXPIRE OR ENTER INTO NEW LEASES AT RENTAL RATES AS HIGH AS EXPIRING RATES AND OUR FINANCIAL RESULTS MAY DECLINE,

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

•                  ACTUAL COSTS UNDER OUR REVOLVING CREDIT FACILITY WILL BE HIGHER THAN LIBOR PLUS A

PREMIUM BECAUSE OF OTHER FEES AND EXPENSES ASSOCIATED WITH OUR REVOLVING CREDIT FACILITY,

•                  SOME OF OUR TENANTS MAY NOT RENEW EXPIRING LEASES, AND WE MAY BE UNABLE TO OBTAIN NEW TENANTS TO MAINTAIN OR INCREASE THE HISTORICAL OCCUPANCY RATES OF, OR RENTS FROM, OUR PROPERTIES,

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

•                  WE BELIEVE THAT OUR CONTINUING RELATIONSHIPS WITH RMR, AIC AND THEIR AFFILIATED AND RELATED PERSONS AND ENTITIES MAY BENEFIT US AND PROVIDE US WITH COMPETITIVE ADVANTAGES IN OPERATING AND GROWING OUR BUSINESS. IN FACT, THE ADVANTAGES WE BELIEVE WE MAY REALIZE FROM THESE RELATIONSHIPS MAY NOT MATERIALIZE, AND

•                  THIS QUARTERLY REPORT ON FORM 10-Q STATES THAT THE MARGINS USED TO DETERMINE THE INTEREST RATE ON OUR REVOLVING CREDIT FACILITY AND OUR TERM LOAN AND THE FACILITY FEE WE PAY ON OUR REVOLVING CREDIT FACILITY ARE BASED ON OUR DEBT LEVERAGE RATIO OR ON OUR CREDIT RATINGS.  FUTURE INCREASES IN OUR DEBT LEVERAGE RATIO MAY CAUSE THE INTEREST WE PAY TO INCREASE. WE DO NOT CURRENTLY HAVE ANY CREDIT RATINGS; THERE CAN BE NO ASSURANCES THAT WE WILL OBTAIN CREDIT RATINGS IN THE FUTURE OR WHAT THOSE RATINGS MAY BE IF WE DO.

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

Part II.                    Other Information

Item 1A. Risk Factors

Our business faces many risks, a number of which are described under “Risk Factors” in Part I of our Annual Report and below. The risks so described may not be the only risks we face. Additional risks of which we are not yet aware, or that we currently believe are immaterial, may also materially and adversely impact our business operations or financial results. If any of the events or circumstances described in the risk factors contained in our Annual Report or described below occurs, our business, financial condition or results of operations could decline and the trading price of our securities could decline. Investors and prospective investors should consider the risks described in our Annual Report and below and the information contained under the heading “Warning Concerning Forward Looking Statements” and elsewhere in this Quarterly Report on Form 10-Q before deciding whether to invest in our securities.

GOV owns approximately 35.9% of our common shares. As a result, investors in our securities will have less influence over our business than shareholders of most other publicly owned companies.

As of the date of this Quarterly Report on Form 10-Q, GOV owned approximately 35.9% of our outstanding common shares. For so long as GOV continues to retain a significant ownership stake in us, GOV may be able to elect all of the members of our Board of Trustees, including our Independent Trustees, and may significantly impact the outcome of shareholder actions. As a result, GOV may have the ability to significantly impact all matters affecting us, including:

• the composition of our Board of Trustees and, through our Board of Trustees, determinations with respect to our management, business plans and policies, including the appointment and removal of our officers;

• determinations with respect to mergers and other business combinations;

• our acquisition or disposition of assets;

• our financing activities;

• continuation of or amendments to our management agreements with RMR;

• the making of distributions on our common shares; and

• the number of common shares available for issuance under our equity compensation plan.

GOV’s significant ownership in us may discourage transactions involving a change of control, including transactions in which holders of our common shares might otherwise receive a premium for their common shares over the then current market price.

GOV’s sale of its ownership stake in us, acquisition of additional shares of us and speculation about any such possible transactions may adversely affect the market price of our common shares.

GOV is not prohibited from selling some or all of the common shares it owns or purchasing additional common shares of ours, subject to applicable requirements of the federal securities laws. Speculation by the press, stock analysts, our shareholders or others regarding GOV’s intention with respect to its investment in us could adversely affect the market price of our common shares. So long as GOV continues to retain significant ownership in us, the market price of our common shares may be adversely impacted. Accordingly, our common shares may be worth less than they would be if GOV did not have significant ownership in us.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On April 7, May 7 and June 6, 2014 we issued 2,709, 2,684 and 3,006 of our common shares, respectively, to RMR in payment of a portion of the management fee due to RMR pursuant to our current business management agreement with RMR.  We issued these shares pursuant to an exemption from registration contained in Section 4(a)(2) of the Securities Act.

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

10.1                        First Amendment to Amended and Restated Business Management Agreement, dated as of May 9, 2014, between Select Income REIT and Reit Management & Research LLC.  (Incorporated by reference to Select Income REIT’s Current Report on Form 8-K dated May 9, 2014.)

10.2                        Second Amendment to Amended and Restated Property Management Agreement, dated as of May 9, 2014, between Select Income REIT and Reit Management & Research LLC.  (Incorporated by reference to Select Income REIT’s Current Report on Form 8-K dated May 9, 2014.)

10.3                        Summary of Trustee Compensation.  (Incorporated by reference to Select Income REIT’s Current Report on Form 8-K dated May 2, 2014.)

31.1                        Rule 13a-14(a) Certification.  (Filed herewith.)

31.2                        Rule 13a-14(a) Certification.  (Filed herewith.)

31.3                        Rule 13a-14(a) Certification.  (Filed herewith.)

31.4                        Rule 13a-14(a) Certification.  (Filed herewith.)

32.1                        Section 1350 Certification.  (Furnished herewith.)

101.1                 The following materials from Select Income REIT’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income and Comprehensive Income, (iii) the Condensed Consolidated Statements of Cash Flows and (iv) related notes to these financial statements, tagged as blocks of text and detail. (Filed herewith.)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SELECT INCOME REIT

By:	/s/ David M. Blackman
David M. Blackman
President and Chief Operating Officer
Dated: July 28, 2014

By:	/s/ John C. Popeo
John C. Popeo
Treasurer and Chief Financial Officer
(principal financial and accounting officer)
Dated: July 28, 2014