Form 10-Q
period 2014-09-30
Select Income REIT
filed 2014-10-27
CIK 1537667

sa

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

OR

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Number of registrant’s common shares of beneficial interest, $.01 par value per share, outstanding as of October 23, 2014: 59,952,883

SELECT INCOME REIT

FORM 10-Q

September 30, 2014

References in this Form 10-Q to “we”, “us” and “our” refer to Select Income REIT and its consolidated subsidiaries, unless otherwise noted.

PART IFinancial Information

Item 1.  Financial Statements

SELECT INCOME REIT

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share data)

(unaudited)

	September 30,	December 31,
	2014	2013
ASSETS
Real estate properties:
Land	$754,759	$732,509
Buildings and improvements	1,099,474	913,948
	1,854,233	1,646,457
Accumulated depreciation	(87,231)	(67,223)
	1,767,002	1,579,234

Acquired real estate leases, net	121,501	129,426
Cash and cash equivalents	14,710	20,025
Restricted cash	42	42
Rents receivable, net of allowance for doubtful accounts of $1,551 and $936, respectively	65,116	55,335
Deferred leasing costs, net	6,134	5,599
Deferred financing costs, net	3,371	4,834
Other assets	11,966	7,364
Total assets	$1,989,842	$1,801,859

LIABILITIES AND SHAREHOLDERS' EQUITY
Revolving credit facility	$65,000	$159,000
Term loan	350,000	350,000
Mortgage notes payable	18,952	27,147
Accounts payable and accrued expenses	25,440	20,655
Assumed real estate lease obligations, net	26,250	26,966
Rents collected in advance	9,993	8,637
Security deposits	10,336	8,359
Due to related parties	1,772	2,404
Total liabilities	507,743	603,168

Commitments and contingencies

Shareholders' equity:
Common shares of beneficial interest, $.01 par value: 125,000,000 and 75,000,000 shares authorized, respectively; 59,949,542 and 49,829,541 shares issued and outstanding, respectively	599	498
Additional paid in capital	1,440,792	1,160,894
Cumulative net income	223,352	144,343
Cumulative other comprehensive loss	(17)	(25)
Cumulative common distributions	(182,627)	(107,019)
Total shareholders' equity	1,482,099	1,198,691
Total liabilities and shareholders' equity	$1,989,842	$1,801,859

See accompanying notes

SELECT INCOME REIT

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(amounts in thousands, except per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

REVENUES:
Rental income	$48,523	$41,169	$142,051	$117,333
Tenant reimbursements and other income	8,177	7,415	24,234	21,057
Total revenues	56,700	48,584	166,285	138,390

EXPENSES:
Real estate taxes	5,645	5,020	16,580	14,805
Other operating expenses	4,637	4,267	13,666	11,367
Depreciation and amortization	10,653	8,485	30,442	22,445
Acquisition related costs	5,365	790	5,739	1,479
General and administrative	3,749	3,208	11,123	8,884
Total expenses	30,049	21,770	77,550	58,980

Operating income	26,651	26,814	88,735	79,410

Interest expense (including amortization of debt premiums and deferred financing fees of $378, $369, $1,182 and $1,090, respectively)	(3,033)	(3,232)	(10,025)	(10,484)
Gain on early extinguishment of debt	-	-	243	-
Income before income tax expense and equity in earnings of an investee	23,618	23,582	78,953	68,926
Income tax expense	(30)	(52)	(120)	(132)
Equity in earnings of an investee	38	64	59	219
Income before gain on sale of property	23,626	23,594	78,892	69,013
Gain on sale of property	116	-	116	-
Net income	23,742	23,594	79,008	69,013

Other comprehensive income:
Equity in unrealized gain (loss) of an investee	(33)	14	8	(67)
Other comprehensive income (loss)	(33)	14	8	(67)
Comprehensive income	$23,709	$23,608	$79,016	$68,946

Weighted average common shares outstanding	59,905	49,686	54,678	42,790

Basic and diluted net income per common share	$0.40	$0.47	$1.44	$1.61

See accompanying notes

SELECT INCOME REIT

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

(unaudited)

	Nine Months Ended September 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$79,008	$69,013
Adjustments to reconcile net income to cash provided by operating activities
Depreciation	20,020	14,890
Net amortization of debt premiums and deferred financing fees	1,182	1,090
Amortization of acquired real estate leases and assumed real estate lease obligations	9,625	7,732
Amortization of deferred leasing costs	711	625
Provision for losses on rents receivable	356	180
Straight line rental income	(12,757)	(9,763)
Gain on early extinguishment of debt	(243)	-
Gain on sale of property	(116)	-
Other non-cash expenses	1,671	1,115
Equity in earnings of equity investments	(59)	(219)
Change in assets and liabilities:
Rents receivable	2,620	(3,705)
Deferred leasing costs	(1,246)	(1,350)
Other assets	(3,709)	(4,509)
Due from related parties	-	585
Accounts payable and accrued expenses	4,457	1,686
Rents collected in advance	1,356	2,973
Security deposits	1,977	323
Due to related parties	175	(463)
Net cash provided by operating activities	105,028	80,203

CASH FLOWS FROM INVESTING ACTIVITIES:
Real estate acquisitions	(208,825)	(293,631)
Real estate improvements	(859)	(3,869)
Proceeds from sale of property, net	116	-
Investment in Affiliates Insurance Company	(825)	-
Net cash used in investing activities	(210,393)	(297,500)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common shares, net	277,329	283,510
Proceeds from borrowings	256,000	308,000
Repayments of borrowings	(357,671)	(323,161)
Deferred financing fees	-	(1,194)
Distributions to common shareholders	(75,608)	(55,691)
Net cash provided by financing activities	100,050	211,464

Decrease in cash and cash equivalents	(5,315)	(5,833)
Cash and cash equivalents at beginning of period	20,025	20,373
Cash and cash equivalents at end of period	$14,710	$14,540

SUPPLEMENTAL DISCLOSURE:
Interest paid	$8,975	$9,294
Income taxes paid	$93	$325

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

In August 2014, the FASB issued Accounting Standards Update 2014-15, Presentation of Financial Statements – Going Concern: Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.  The update requires an entity to evaluate whether there are conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued (or within one year after the financial statements are available to be issued when applicable) and to provide related footnote disclosures in certain circumstances.  The update is effective for the annual period ending after December 15, 2016, and for annual and interim periods thereafter with early adoption permitted.  The implementation of this update is not expected to cause any significant changes to our condensed consolidated financial statements.

Note 3.  Real Estate Properties

As of September 30, 2014, we owned 50 properties (280 buildings, leasable land parcels and easements) with approximately 27.0 million rentable square feet.

During the nine months ended September 30, 2014, we acquired two properties (two buildings) with a combined 986,937 rentable square feet for an aggregate purchase price of $207,860, excluding closing costs. We allocated the purchase prices of these acquisitions based on the estimated fair values of the acquired assets and assumed liabilities. Details of the accounting for these completed acquisitions are as follows:

								Assumed
							Acquired	Real Estate
		Properties	Square	Purchase		Building and	Real Estate	Lease
Date	Location	\Buildings	Feet	Price (1)	Land	Improvements	Leases	Obligations
April 2014	Naperville, IL (2)	1 / 1	819,513	$187,500	$13,757	$173,743	$-	$-
April 2014	Mahwah, NJ (3)	1 / 1	167,424	20,360	8,492	9,451	3,968	(1,551)
		2 / 2	986,937	$207,860	$22,249	$183,194	$3,968	$(1,551)

(1)The allocation of purchase price is based on preliminary estimates and may change upon the completion of (i) third party appraisals and (ii) our analysis of acquired in place leases and building valuations. Purchase price excludes acquisition costs.

(2)Property was acquired and simultaneously leased back to an affiliate of the seller in a sale/leaseback transaction. We accounted for this transaction as an acquisition of assets. We recognized acquisition costs of $966 which we capitalized as part of the transaction.

(3)This acquisition was accounted for as business combination.

In August 2014, we and Cole Corporate Income Trust, Inc., a Maryland corporation, or CCIT, entered into a merger agreement, or the Merger Agreement. Upon and subject to the terms and conditions of the Merger Agreement, CCIT will merge with and into SC Merger Sub LLC, one of our wholly owned subsidiaries, or SIR Merger Sub, with SIR Merger Sub being the surviving entity, or the Merger. Upon and subject to the terms and conditions of the Merger Agreement, including those related to proration, at the effective time of the Merger, or the Effective Time, each share of common stock, $.01 par value per share, of CCIT, or CCIT Common Stock, other than shares held by any wholly owned subsidiary of CCIT or by us or any of our wholly owned subsidiaries, will be converted into the right to receive either (i) $10.50 in cash, without interest, subject to certain adjustments, or the Cash Consideration, or (ii) 0.360 of a common share of ours, subject to certain adjustments, or the Share Consideration, and together with the Cash Consideration, the Merger Consideration. The maximum aggregate number of shares of CCIT Common Stock that may be converted into the right to receive the Cash Consideration is 60% of the shares of CCIT Common Stock issued and outstanding immediately prior to the Effective Time, or the Maximum Cash Consideration Number. The minimum aggregate number of shares of CCIT Common Stock that may be converted into the right to receive the Cash Consideration is 40% of the shares of CCIT Common Stock issued and outstanding immediately prior to the Effective Time, or the Minimum Cash Consideration Number. Subject to the foregoing and the other terms and conditions of the Merger Agreement, CCIT stockholders may elect to receive either the Cash Consideration or the Share Consideration for each share of CCIT Common Stock held. If a CCIT stockholder has not made an election, subject to the terms and conditions of the Merger Agreement, the shares of the CCIT Common Stock held by such stockholder will be converted into the right to receive the Share Consideration. If the aggregate number of shares of CCIT Common Stock electing to receive the Cash Consideration exceeds the Maximum Cash Consideration Number or is less than the Minimum Cash Consideration Number, notwithstanding CCIT stockholder elections, the Cash Consideration and Share Consideration will be allocated in accordance with the proration and allocation procedures set forth in the Merger Agreement so that the Cash Consideration does not exceed the Maximum Cash Consideration Number and is not less than the Minimum Cash Consideration Number. The Merger Consideration may also be adjusted in the event that we  pay a special distribution to our shareholders or CCIT pays a special distribution to its stockholders prior to the closing date. The transaction is subject to approval by our shareholders and CCIT’s stockholders and other customary conditions and contingencies, and it is expected to close during the first quarter of 2015.

As part of the transaction, we will acquire CCIT's full property portfolio, which includes 64 office and industrial net leased properties as well as 23 healthcare properties, or the Healthcare Properties, for estimated total consideration of approximately $2,900,000 including the assumption of approximately $297,700 of mortgage principal and excluding transaction costs, based on the closing price of our common shares on October 7, 2014. To finance our acquisition of CCIT, we have entered an agreement to sell the Healthcare Properties to Senior Housing Properties Trust, or SNH, for a purchase price of $539,000  (consisting of approximately $509,000 in cash proceeds and assumed debt of approximately $30,000)  immediately upon the completion of the Merger, resulting in an estimated net purchase price to us of approximately $2,400,000 excluding closing costs. In addition to the assumption of CCIT mortgage debt and Share

Consideration, we expect to fund the net purchase price payable by us with borrowings on our revolving credit facility, and a new $1,000,000 senior unsecured bridge loan facility.

In October 2014, we entered an agreement to acquire an industrial property in Memphis, TN containing 646,000 square feet for $14,500. The property is 100% leased for 8.5 years. This acquisition is subject to completion of our diligence and other customary closing conditions, and we can provide no assurance this acquisition will close or that it will not be delayed or that its terms will not change.

As a result of an eminent domain taking in September 2014, we sold an ancillary portion of a land parcel located in Huntsville, AL resulting in a net gain on sale of $116.

Certain of our real estate assets contain hazardous substances, including asbestos. We believe the asbestos at our properties is contained in accordance with current environmental regulations and we have no current plans to remove it. If these properties were demolished today, certain environmental regulations specify the manner in which the asbestos must be removed and we could incur substantial costs complying with such regulations. Due to the uncertainty of the timing and amount of costs we may incur, we cannot reasonably estimate the fair value and we have not recognized a liability in our financial statements for these costs. Certain of our industrial lands in Hawaii may require environmental remediation, especially if the use of those lands is changed; however, we do not have any present plans to change the use of those land parcels or to undertake this environmental remediation. In general, we do not have any insurance designated to limit any losses that we may incur as a result of known or unknown environmental conditions which are not caused by an insured event, such as, for example, fire or flood, although some of our tenants may maintain such insurance. However, as of September 30, 2014 and December 31, 2013, accrued environmental remediation costs totaling $8,150 were included in accounts payable and accrued expenses in our condensed consolidated balance sheets. These accrued environmental remediation costs relate to maintenance of our properties for current uses and, because of the indeterminable timing of the remediation, these amounts have not been discounted to present value. We do not believe that there are environmental conditions at any of our properties that will have a material adverse effect on us. However, no assurances can be given that such conditions are not present in our properties or that other costs we incur to remediate contamination will not have a material adverse effect on our business or financial condition. Charges for environmental remediation costs are included in other operating expenses in our condensed consolidated statements of income and comprehensive income.

Note 4.  Segment Information and Tenant Concentration

We operate in one business segment: ownership of properties that include buildings and leased industrial lands that are primarily net leased to single tenants, with no one tenant accounting for more than 10% of our total revenues. A “net leased property” or a property being “net leased” means that the building or land lease requires the tenant to pay rent and pay, or reimburse us, for all, or substantially all, property level operating expenses and capital expenditures, such as real estate taxes, insurance, utilities, maintenance and repairs, other than, in certain circumstances, roof and structural element related expenditures; in some instances, tenants instead reimburse us for all expenses in excess of certain amounts included in the stated rent. We define a single tenant leased building or leased land as a building or land parcel with at least 90% of its rentable square footage leased to one tenant. Our buildings and lands are primarily leased to single tenants; however, we also own some multi tenant buildings on the island of Oahu, HI.

Note 5.  Indebtedness

In January 2014, we repaid, at par, a $7,500 mortgage note which was secured by a building located in Chelmsford, MA. This mortgage was scheduled to mature in 2016.

At September 30, 2014 and December 31, 2013, our outstanding indebtedness consisted of the following:

	September 30,	December 31,
	2014	2013
Revolving credit facility, due in 2016	$65,000	$159,000
Term loan, due in 2017	350,000	350,000
Mortgage note payable, 5.950% interest rate, including unamortized premium of $893 and $1,131, respectively, due in 2017 ⁽¹⁾	18,952	19,361
Mortgage note payable, 5.689% interest rate, including unamortized premium of $0 and $286, respectively, due in 2016 ⁽¹⁾⁽²⁾	-	7,786
	$433,952	$536,147

(1)We assumed these mortgages in connection with our acquisition of certain properties. The stated interest rates for these mortgage debts are the contractually stated rates; we recorded the assumed mortgages at estimated fair value on the date of acquisition and we amortize the fair value premiums to interest expense over the respective terms of the mortgages to reduce interest expense to the estimated market interest rates as of the date of acquisition.

(2)This mortgage note was repaid, at par, in January 2014.

We have a $750,000 unsecured revolving credit facility that is available for general business purposes, including acquisitions.  The maturity date of our revolving credit facility is March 11, 2016 and, subject to the payment of an extension fee and meeting certain other conditions, our revolving credit facility includes an option for us to extend the stated maturity date by one year to March 11, 2017.  In addition, our revolving credit facility includes a feature under which maximum borrowings may be increased to $1,000,000 in certain circumstances. Borrowings under our revolving credit facility bear interest at LIBOR plus a premium.  We also pay a facility fee on the total amount of lending commitments under our revolving credit facility.  Both the interest rate premium and the facility fee are subject to adjustment based upon changes to our leverage or credit ratings.  As of September 30, 2014, the interest rate premium on our revolving credit facility was 130 basis points and our facility fee was 30 basis points.  As of September 30, 2014, the interest rate payable on borrowings under our revolving credit facility was 1.45%.  The weighted average interest rate for borrowings under the revolving credit facility was 1.45% for both the three and nine months ended September 30, 2014 and was 1.49% and 1.50% for the three and nine months ended September 30, 2013, respectively.  We can borrow, repay and reborrow funds available under our revolving credit facility until maturity, and no principal repayment is due until maturity.  As of September 30, 2014 and October 23, 2014, we had $65,000  and $60,000, respectively, outstanding under our revolving credit facility.

We also have a $350,000 unsecured term loan that matures on July 11, 2017 and is prepayable without penalty at any time. In addition, our term loan includes a feature under which maximum borrowings may be increased to up to $700,000 in certain circumstances. Our term loan bears interest at a rate of LIBOR plus a premium, which was 155 basis points as of September 30, 2014. The interest rate premium is subject to adjustment based upon changes to our leverage or credit ratings. As of September 30, 2014, the interest rate payable for the amount outstanding under our term loan was 1.70%.  The weighted average interest rate for the amount outstanding under our term loan was 1.69% for both the three and nine months ended September 30, 2014 and was 1.74% and 1.75% for the three and nine months ended September 30, 2013, respectively.

Our revolving credit facility agreement and our term loan agreement provide for acceleration of payment of all amounts due thereunder upon the occurrence and continuation of certain events of default, including a change of control of us, which includes Reit Management & Research LLC, or RMR, ceasing to act as our business manager and property manager. Our revolving credit facility agreement and our term loan agreement also contain a number of financial and other covenants, including covenants that restrict our ability to incur indebtedness or to make distributions under certain circumstances and require us to maintain financial ratios and a minimum net worth. We believe we were in compliance with the terms of our revolving credit facility and term loan covenants at September 30, 2014.

At September 30, 2014, one of our properties (two buildings) with an aggregate net book value of $20,418 secured a mortgage note we assumed in connection with our acquisition of the property. The aggregate principal amount outstanding under the mortgage note as of September 30, 2014, was $18,059. This mortgage note is non-recourse, subject to certain limited exceptions, and does not contain any material financial covenants.

In connection with the Merger described in Note 3, during the third quarter of 2014, a group of lenders committed to provide us a 364-day senior unsecured bridge loan facility in an aggregate principal amount of $1,000,000.

Note 6. Fair Value of Financial Instruments

Our financial instruments at September 30, 2014 included cash and cash equivalents, rents receivable, equity investments, a mortgage note payable, our revolving credit facility, our term loan, amounts due to related persons and accounts payable. At September 30, 2014, the fair value of our financial instruments approximated their carrying values in our condensed consolidated financial statements due to their short term nature or variable interest rates, except as follows:

	Carrying	Estimated
	Amount	Fair Value
Mortgage note payable	$18,952	$19,606

We estimate the fair values of our mortgage note payable by using discounted cash flow analyses and currently prevailing market rates for similar mortgage notes as of September 30, 2014.  These inputs are categorized as level 3 inputs as defined in the fair value hierarchy under the accounting standards for Fair Value Measurements and Disclosures.  Because level 3 inputs are unobservable, our estimated fair value may differ materially from the actual fair value.

Note 7.  Shareholders’ Equity

On August 30, 2014, our Board of Trustees approved an amendment to our declaration of trust to increase the number of our authorized shares of beneficial interest from 75,000,000 to 125,000,000.

Sale of Shares:

During the second quarter of 2014, we sold 10,000,000 of our common shares in a public offering, including 1,000,000 of our common shares sold when the underwriters partially exercised their option to purchase additional shares, at a price of $29.00 per share raising net proceeds of approximately $277,329, after deducting offering expenses and the underwriting discount. We used the net proceeds from this offering to partially repay amounts outstanding under our revolving credit facility and for general business purposes.

Issuance of Shares:

During the nine months ended September 30, 2014 and the period October 1, 2014 to October 23, 2014, we issued 56,001 and 3,341, respectively, of our common shares to RMR as part of the business management fees payable by us under our business management agreement.  See Note 8 for further information regarding this agreement.

In May 2014, we granted 2,500 of our common shares, valued at $30.82 per share, the closing price of our common shares on the New York Stock Exchange, or the NYSE, on that day, to each of our five Trustees as part of their annual compensation.

In September 2014, pursuant to our 2012 Equity Compensation Plan, we granted an aggregate of 51,500 of our common shares to our officers and certain employees of our manager, RMR, valued at $25.63 per share, the closing price of our common shares on the NYSE, on that day.

Distributions:

On February 19, 2014, we paid a distribution of $0.46 per common share, or approximately $22,922, to shareholders of record on January 13, 2014.

On May 20, 2014, we paid a distribution of $0.48 per common share, or approximately $23,938, to shareholders of record on April 14, 2014.

On August 21, 2014, we paid a distribution of $0.48 per common share, or approximately $28,748, to shareholders of record on July 25, 2014.

On September 2, 2014, we announced that we expect to increase our annualized distribution rate to $2.00 per share (or $0.50 per share per quarter) following the completion of the Merger.

On October 7, 2014, we declared a quarterly distribution of $0.48 per common share, or approximately $28,777, to shareholders of record on October 24, 2014. We expect to pay this distribution on or about November 20, 2014 using existing cash balances and borrowings under our revolving credit facility.

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

One of our Managing Trustees, Mr. Barry Portnoy, is Chairman, majority owner and an employee of RMR.  Our other Managing Trustee, Mr. Adam Portnoy, is the son of Mr. Barry Portnoy, and an owner, President, Chief Executive Officer and a director of RMR.  Each of our executive officers is also an officer of RMR.  Our Independent Trustees also serve as independent directors or independent trustees of other public companies to which RMR provides management services.  Mr. Barry Portnoy and Mr. Adam Portnoy serve as managing directors or managing trustees of a majority of the companies to which RMR or its affiliates provide management services.  In addition, officers of RMR serve as officers of those companies.

Pursuant to our business management agreement with RMR, we recognized business management fees of $2,275 and $2,472 for the three months ended September 30, 2014 and 2013, respectively, and $7,608 and $6,899 for the nine months ended September 30, 2014 and 2013, respectively.  The fees for the three and nine months ended September 30, 2014, include $(347) and $0 of estimated 2014 incentive fees payable in common shares in 2015 based on our common share total return as of September 30, 2014.  The amount of estimated incentive fees recognized during the third quarter of 2014 reflects the reversal of incentive fees accrued as of June 30, 2014, due to changes in our common share total returns as of the applicable measurement dates. The business management fee we recognized for the 2014 and 2013 periods are included in general and administrative expenses in our condensed consolidated financial statements.  In accordance with the terms of our business management agreement, we issued 26,477 of our common shares to RMR for the nine months ended September 30, 2014 as payment for a portion of the base business management fee we recognized for such period.  In March 2014, we also issued 32,865 of our common shares to RMR for the incentive fee for 2013 pursuant to the business management agreement.

In connection with our property management agreement with RMR, the aggregate property management and construction supervision fees we recognized were $1,561 and $1,419 for the three months ended September 30, 2014 and 2013, respectively, and $4,628 and $3,988 for the nine months ended September 30, 2014 and 2013, respectively.  These amounts are included in operating expenses or have been capitalized, as appropriate, in our condensed consolidated financial statements.

On May 9, 2014, we and RMR entered into amendments to our business management agreement and property management agreement.  As amended, RMR may terminate the agreements upon 120 days’ written notice.  Prior to the amendments, RMR could terminate the agreements upon 60 days’ written notice and could also terminate the property management agreement upon five business days’ notice if we underwent a change of control.  The amendments also provide for certain termination payments by us to RMR in the event that we terminate the agreements other than for cause.  Also, as amended, RMR agrees to provide certain transition services to us for 120 days following an applicable termination by us or notice of termination by RMR.

EQC:  We were formerly a 100% owned subsidiary of Equity Commonwealth (formerly CommonWealth REIT), or EQC.  As of June 30, 2014, EQC was our largest shareholder and owned 22,000,000 of our common shares, or approximately 36.7% of our outstanding common shares.  One of our Managing Trustees, Mr. Barry Portnoy, was a managing trustee of EQC until March 25, 2014.  Our other Managing Trustee, Mr. Adam Portnoy, was the president of EQC until May 23, 2014 and a managing trustee of EQC until March 25, 2014.   In addition, Mr. John Popeo, our

Treasurer and Chief Financial Officer, also served as the treasurer and chief financial officer of EQC until May 23, 2014, and one of our Independent Trustees, Mr. William Lamkin, was an independent trustee of EQC until March 25, 2014.  RMR currently provides management services to EQC in respect of EQC’s Australian assets and certain transition services to EQC.

In 2012, we completed our initial public offering, or IPO.  To facilitate our IPO, we and EQC entered into a transaction agreement that governed our separation from and relationship with EQC.  The transaction agreement provides that, among other things, we will indemnify EQC with respect to any liability relating to any property transferred by EQC to us, including any liability which relates to periods prior to our formation, other than the pre-closing current assets and current liabilities that EQC retained with respect to the 29 properties (251 buildings, leasable land parcels and easements) contributed to us by EQC in connection with our IPO, or the Initial Properties.

On March 31, 2014, we notified EQC that, effective that same day, as a result of the removal, without cause, of all of the trustees of EQC which constituted a change of control of EQC as provided in that agreement, we had elected to terminate the registration agreement that we had entered into with EQC in March 2013, pursuant to which we agreed to register for resale by EQC up to 22,000,000 of our common shares owned by EQC.

On July 9, 2014, EQC sold 21,500,000 of our common shares that it owned to Government Properties Income Trust, a Maryland real estate investment trust, or GOV, and sold 500,000 of our common shares that it owned to RMR. We were not a contracting party to this transaction.  We understand that, following these sales, EQC no longer owned any of our common shares.  In connection with this transaction, and in light of the fact that GOV would own greater than 10% of our common shares, our disinterested Trustees, followed by the our full Board of Trustees, adopted a resolution exempting GOV and its affiliates (as defined in the Maryland General Corporation Law), including, without limitation, RMR, from being "interested stockholders" under the Maryland Business Combination Act.  As a result of this acquisition, GOV is our largest shareholder owning approximately 35.9% of our issued and outstanding common shares as of September 30, 2014.

GOV:    In connection with our proposed acquisition of CCIT pursuant to the Merger Agreement, concurrently with the execution and delivery of the Merger Agreement, GOV entered into a voting and standstill agreement with CCIT and American Realty Capital Properties, Inc., a Maryland corporation and parent of the advisor of CCIT, or ARCP, or the Voting Agreement.  Pursuant to the Voting Agreement, GOV has agreed to vote all of our common shares beneficially owned by it in favor of the issuance of our common shares to the stockholders of CCIT as contemplated by the Merger Agreement, upon and subject to the terms and conditions of the Voting Agreement and the Merger Agreement.  In the Voting Agreement, GOV also agreed, among other things, subject to certain exceptions, not to sell or otherwise assign or dispose of or pledge SIR common shares it owns or to deposit those shares into any voting trust or enter into any other voting agreement or arrangement with respect to those shares.  The Voting Agreement will terminate upon certain circumstances, including upon termination of the Merger Agreement or the closing of the Merger.  The Voting Agreement also contains standstill provisions pursuant to which ARCP has agreed, among other things, not to make unsolicited proposals to acquire us or GOV for a period of 36 months. Concurrently with our entering into the Merger Agreement, RMR, which is also GOV’s manager, and Messrs. Barry Portnoy and Adam Portnoy, RMR’s principals, our Managing Trustees and managing trustees of GOV, also entered into a voting and standstill agreement on terms and conditions substantially similar to the Voting Agreement that also includes a standstill in respect of SNH.

SNH:  In connection with our proposed acquisition of CCIT, concurrently with our entering into the Merger Agreement, on August 30, 2014, SIR Merger Sub and SNH entered into a purchase and sale agreement and joint escrow instructions, or the Purchase and Sale Agreement, pursuant to which we have agreed to sell and SNH has agreed to acquire, substantially concurrently with the completion of the Merger, the subsidiaries of CCIT owning the Healthcare Properties, for approximately $539,000, including the assumption of approximately $30,000 of mortgage debt.  The completion of the acquisition of the Healthcare Properties by SNH is subject to numerous conditions, including the completion of the Merger and the repayment of CCIT’s existing credit facility and the absence of any law, order or injunction prohibiting the completion of such sale of the Healthcare Properties.

Our Managing Trustees, Mr. Barry Portnoy and Mr. Adam Portnoy, are managing trustees of SNH.  One of our Independent Trustees also serves as an independent trustee of each of SNH and GOV.

AIC:  We, RMR, GOV, SNH and three other companies to which RMR provides management services currently own Affiliates Insurance Company, or AIC, an Indiana insurance company.  All of our Trustees and most of the trustees and directors of the other AIC shareholders currently serve on the board of directors of AIC. RMR provides management and administrative services to AIC pursuant to a management and administrative services agreement with AIC.

On March 25, 2014, as a result of the removal, without cause, of all of the trustees of EQC, EQC underwent a change in control, as defined in the shareholders agreement among us, the other shareholders of AIC and AIC.  As a result of that change in control and in accordance with the terms of the shareholders agreement, on May 9, 2014, we and those other shareholders purchased pro rata the AIC shares EQC owned.  Pursuant to that purchase, we purchased 2,857 AIC shares from EQC for $825.  Following these purchases, we and the other remaining six shareholders each owned approximately 14.3% of AIC.

In June 2014, we and the other shareholders of AIC renewed our participation in an insurance program arranged by AIC.  In connection with that renewal, we purchased a one-year property insurance policy providing $500,000 of coverage, with respect to which AIC is a reinsurer of certain coverage amounts.  We paid AIC a premium, including taxes and fees, of approximately $434 in connection with that policy, which amount may be adjusted from time to time as we acquire or dispose of properties that are included in the policy.  As of September 30, 2014, we had invested $6,160 in AIC.  Although we own less than 20% of AIC, we use the equity method to account for this investment because we believe that we have significant influence over AIC as all of our Trustees are also directors of AIC.  Our investment in AIC had a carrying value of $6,806 and $5,913 as of September 30, 2014 and December 31, 2013, respectively, which amounts are included in other assets on our condensed consolidated balance sheets.  We recognized income of $38 and $64 for the three months ended September 30, 2014 and 2013, respectively, and $59 and $219 for the nine months ended September 30, 2014 and 2013, respectively, related to our investment in AIC.

Directors’ and Officers’ Liability Insurance:  In June 2014, we, RMR and four other companies to which RMR provides management services extended the combined directors’ and officers’ liability insurance policy described in our Annual Report for an interim period.  We paid an aggregate premium of approximately $15 for these extensions.  In September 2014, we purchased a two year combined directors' and officers' insurance policy with RMR and five other companies managed by RMR that provides $10,000 in aggregate primary coverage, including certain errors and omission coverage.  At that time, we also purchased separate additional one year directors' and officers' liability insurance policies that provide $20,000 of aggregate excess coverage plus $5,000 of excess non-indemnifiable coverage.  The total premium payable by us for these policies purchased in September 2014 was approximately $482.

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

The following table presents our pro forma results of operations for the nine months ended September 30, 2014 and 2013 as if these acquisitions and financing activities had occurred on January 1, 2013.  This pro forma data is not necessarily indicative of what our actual results of operations would have been for the periods presented, nor does it represent the results of operations for any future period. Differences could result from numerous factors, including future changes in our portfolio of investments, changes in interest rates, changes in our capital structure, changes in net property level operating expenses, changes in property level revenues, including rents expected to be received on our existing leases or leases we may enter into during and after 2014, and for other reasons.

	Nine Months Ended September 30,
	2014	2013

Total revenues	$170,942	$159,581
Net income	$82,589	$78,037
Net income per share	$1.38	$1.31

During the nine months ended September 30, 2014, we recognized revenues of $40,419 and operating income of $33,774 arising from our 2013 and 2014 acquisitions.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our financial statements and notes thereto included in this Quarterly Report on Form 10-Q and in our Annual Report.

OVERVIEW

We are a real estate investment trust, or REIT, organized under Maryland law.  As of September 30, 2014, we owned 50 properties (280 buildings, leasable land parcels and easements), located in 21 states, that contain approximately 27.0 million rentable square feet and were approximately 96.1% leased (based on rentable square feet). For the nine months ended September 30, 2014, approximately 38.8% of our total revenue was from 11 properties (229 buildings, leasable land parcels and easements) with 17.8 million rentable square feet that we own on the island of Oahu, HI, or our Hawaii Properties.  The remainder of our total revenue for the period ended September 30, 2014 was from 39 properties (51 buildings) located throughout the mainland United States, or our Mainland Properties. As of September 30, 2014, our properties were leased to 262 different tenants, with a weighted average remaining lease term (based on annualized rental revenue) of approximately 10.5 years.

Property Operations

As of September 30, 2014, 96.1% of our rentable square feet were leased, compared to 95.6% of our rentable square feet as of September 30, 2013.  Occupancy data for 2014 and 2013 is as follows (square feet in thousands):

	All Properties		Comparable Properties (1)
	As of September 30,		As of September 30,
	2014	2013	2014	2013
Total properties	50	45	41	41
Total rentable square feet (2)	27,040	25,702	24,612	24,612
Percent leased (3)	96.1%	95.6%	95.7%	95.4%

(1)Consists of 41 properties (267 buildings, leasable land parcels and easements) that we owned continuously since January 1, 2013.

(2)Subject to modest adjustments when space is re-measured or re-configured for new tenants and when land leases are converted to building leases.

(3)Percent leased includes (i) space being fitted out for occupancy pursuant to existing leases, if any, and (ii) space which is leased but is not occupied or is being offered for sublease by tenants, if any.

While the occupancy increase at our comparable properties from September 30, 2013 to September 30, 2014 positively impacted our September 30, 2014 comparable financial results, our comparable financial results have been primarily impacted by rent increases during the period at some of our comparable leased land properties located in Hawaii, as further described below.

The average annualized effective rental rate per square foot, as defined below, for our properties for the periods ended September 30, 2014 and 2013 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Average annualized effective rental rate per square foot leased: (1)
All Properties	$8.73	$7.92	$8.67	$7.62
Comparable Properties (2)	$7.70	$7.54	$7.15	$6.94

(1)Average annualized effective rental rate per square foot leased represents annualized total revenue during the period specified divided by the average rentable square feet leased during the period specified.

(2)Comparable properties for the three months ended September 30, 2014 and 2013 consist of 44 properties (272 buildings, leasable land parcels and easements) that we owned continuously since July 1, 2013. Comparable properties for the nine months ended September 30, 2014 and 2013 consist of 41 properties (267 buildings, leasable land parcels and easements) that we owned continuously since January 1, 2013.

During the three months ended September 30, 2014, we entered lease renewals and new leases for approximately 353,000 square feet at weighted average rental rates (by square feet) that were approximately 7.5% lower than prior rates for the same space.  The decline in weighted average rental rates primarily reflects a lease renewal at one of our Mainland Properties that reduced rent in exchange for an extended lease term and the elimination of future tenant improvement allowances. The weighted average lease term for new and renewal leases entered during the three months ended September 30, 2014 was 10.5 years.  Commitments for tenant improvements, leasing costs and concessions for leases entered during the three months ended September 30, 2014 totaled approximately $26,000, or approximately $0.01 per square foot per year of the weighted average lease term.

During the three months ended September 30, 2014, we also executed a rent reset at one of our Hawaii Properties for approximately 96,000 square feet of land, at a reset rate that was approximately 19.5% higher than the prior rate.

Despite recent fluctuations in the global markets, we have observed that the U.S. real estate leasing market continues to improve, with growing national net absorption (15.7 million square feet in the third quarter of 2014 versus 13.9 million square feet in the second quarter of 2014), vacancy below 16.0% for the first time since 2008, and rent growth in 14 of the last 15 quarters according to Jones Lang LaSalle (JLL).  However, we do not expect our occupancy rate or rental income to materially change through the end of 2015 because our current occupancy at 96.1% leaves very limited vacant space for lease and our weighted average remaining lease term (based on annualized rental revenue, as defined in footnote (2) of the table below) was approximately 10.5 years as of September 30, 2014, and because only 2.6% of our total leased square feet is subject to leases scheduled to expire through December 2015.  Revenues from our Hawaii Properties, which represented approximately 38.8% of our total rental revenue for nine months ended September 30, 2014, have generally increased under our ownership as leases for those properties have reset or renewed to the then current fair market value and we expect such increases to continue.  Nevertheless, because of the current global economic uncertainty, there are too many variables for us to reasonably project what the financial impact of changing market conditions will be on our occupancy, rents, or financial results.

As shown in the table below, approximately 2.6% of our total rented square feet and approximately 2.9% of our total annualized rental revenue (as defined in footnote (2) of the table below) are included in leases scheduled to expire by December 31, 2015. Lease renewals and rental rates for which available space may be relet in the future will depend on prevailing market conditions at the times these renewals, new leases and rent reset rates are negotiated. Some of our leases scheduled to expire through 2015 relate to our Hawaii Properties, and, as stated above, revenues from these properties have generally increased during our ownership as the leases for those properties have been reset or renewed. As of September 30, 2014, our lease expirations by year are as follows (square feet and dollars in thousands):

							Cumulative
				Cumulative		Percent of	Percent of
			Percent of	Percent of		Total	Total
	Number of		Total	Total	Annualized	Annualized	Annualized
	Tenants with	Rented	Rented	Rented	Rental	Rental	Rental
	Expiring	Square Feet	Square Feet	Square Feet	Revenue	Revenue	Revenue
Year	Leases	Expiring (1)	Expiring (1)	Expiring (1)	Expiring (2)	Expiring (2)	Expiring (2)
10/1/2014 - 12/31/2014	6	96	0.4%	0.4%	$381	0.2%	0.2%
2015	25	570	2.2%	2.6%	5,964	2.7%	2.9%
2016	24	1,108	4.3%	6.9%	8,810	3.9%	6.8%
2017	13	505	1.9%	8.8%	6,149	2.7%	9.5%
2018	14	1,483	5.7%	14.5%	14,922	6.7%	16.2%
2019	17	1,837	7.1%	21.6%	7,429	3.3%	19.5%
2020	5	318	1.2%	22.8%	4,286	1.9%	21.4%
2021	7	795	3.1%	25.9%	7,521	3.4%	24.8%
2022	65	3,028	11.7%	37.6%	24,271	10.9%	35.7%
2023	10	1,192	4.6%	42.2%	23,221	10.4%	46.1%
Thereafter	89	15,049	57.8%	100.0%	120,696	53.9%	100.0%
	275	25,981	100.0%		$223,650	100.0%

Weighted average remaining lease term (in years):		11.5			10.5

(1)Rented square feet is pursuant to existing leases as of September 30, 2014, and includes (i) space being fitted out for occupancy pursuant to existing leases, if any, and (ii) space which is leased but is not occupied or is being offered for sublease by tenants, if any.

(2)Annualized rental revenue is the annualized contractual rents from our tenants pursuant to existing leases as of September 30, 2014, including straight line rent adjustments and estimated recurring expense reimbursements, excluding lease value amortization.

A majority of our Hawaii Properties are lands leased for rents that are periodically reset based on fair market values, generally every five to ten years.  The following chart shows the annualized rental revenue as of September 30, 2014 scheduled to reset at our Hawaii lands.

Scheduled Rent Resets At Hawaii Lands

(dollars in thousands)

	Annualized
	Rental Revenue (1)
	as of September 30, 2014
	Scheduled to Reset
Resets open from prior periods	$3,657	(2)
10/1/2014 - 12/31/2014	893
2015	1,819
2016	-
2017 and thereafter	27,912
Total	$34,281

(1)Annualized rental revenue is the annualized contractual rents from our tenants pursuant to existing leases as of September 30, 2014, including straight line rent adjustments and estimated recurring expense reimbursements, excluding lease value amortization.

(2)Amount includes rents currently being paid, excluding rent resets not yet established. However, rental income in our condensed consolidated statement of income includes an accrual for estimated rental rate adjustments. No accruals are recognized for three tenants in default representing $677 of annualized rental revenue.

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

We expect to seek to renew or extend the terms of leases relating to our Mainland Properties when they expire. Because of the capital many of these tenants have invested in improvements and because many of our properties may be of strategic importance to the tenants’ business, we believe that there may be a greater likelihood that these tenants will renew or extend their leases when they expire as compared to tenants in a property with multiple tenants. However, we also believe that if a building previously occupied by a single tenant becomes vacant, it may take longer and cost more to locate a new tenant than when space becomes vacant in a multi-tenant property; also in place improvements designed specifically for the needs of the prior single tenant may need to be replaced.

During the third quarter of 2013, one of our mainland tenants defaulted on its obligation to pay real estate taxes and rent under its lease with us. Pursuant to the lease, a portion of this tenant’s security deposit was applied to cover all unpaid amounts billed as of June 1, 2014. We commenced litigation to pursue our contractual rights under the lease, including reimbursement of amounts drawn on the security deposit and payment in full of all past due amounts plus amounts that become due if we elect to accelerate the expiration of the lease.  On June 19, 2014, we were awarded summary judgment on some of our claims in the litigation, including our claim for restoration of the security deposit, and the tenant has deposited such amounts with us pursuant to the order.  The tenant also has paid rent through October 2014. Litigation with this tenant is continuing with respect to our other claims.

Whenever we extend, renew or enter into new leases for our properties, we intend to seek rents which are equal to or higher than our historical rents for the same properties; however, our ability to maintain or increase the rents for our current properties will depend in large part upon market conditions, which are beyond our control.

Our principal source of funds for our operations to pay our debt service and our distributions to shareholders is rents from tenants at our properties.  Rents are generally received from our tenants monthly in advance.  As of September 30, 2014, tenants representing 1% or more of our total annualized rental revenues were as follows (square feet in thousands):

Tenants Representing 1% or More of Our Total Annualized Rental Revenues:

					% of
				% of Total	Annualized Rental
Tenant		Property Type	Sq. Ft. (1)	Sq. Ft. (1)	Revenue (2)
1.	Tellabs, Inc.	Mainland Properties	820	3.2%	7.5%
2.	Bank of America, N.A.	Mainland Properties	554	2.1%	6.3%
3.	MeadWestvaco Corporation	Mainland Properties	311	1.2%	4.9%
4.	Orbital Sciences Corporation	Mainland Properties	337	1.3%	4.6%
5.	Cinram Group, Inc.	Mainland Properties	1,371	5.3%	4.1%
6.	Novell, Inc.	Mainland Properties	406	1.6%	3.6%
7.	The Southern Company	Mainland Properties	448	1.7%	2.1%
8.	Hawaii Independent Energy, LLC (formerly Tesoro)	Hawaii Properties	3,148	12.1%	1.9%
9.	Bookspan	Mainland Properties	502	1.9%	1.7%
10.	Vivint, Inc.	Mainland Properties	125	0.5%	1.6%
11.	Merkle Group, Inc.	Mainland Properties	120	0.5%	1.6%
12.	Micron Technology, Inc.	Mainland Properties	96	0.4%	1.6%
13.	Shurtape Technologies, LLC	Mainland Properties	645	2.5%	1.6%
14.	Servco Pacific, Inc.	Hawaii Properties	537	2.1%	1.5%
15.	Stratus Technologies, Inc.	Mainland Properties	287	1.1%	1.5%
16.	Colgate - Palmolive Company	Mainland Properties	142	0.5%	1.4%
17.	Ruckus Wireless, Inc.	Mainland Properties	96	0.4%	1.3%
18.	Hartford Fire Insurance Company	Mainland Properties	100	0.4%	1.3%
19.	SunPower Corporation	Mainland Properties	129	0.5%	1.2%
20.	Arrowhead General Insurance Agency, Inc.	Mainland Properties	95	0.4%	1.2%
21.	Safeway Stores, Inc.	Hawaii Properties	146	0.6%	1.1%
22.	Valassis Communications, Inc.	Mainland Properties	268	1.0%	1.1%
23.	BCI Coca-Cola Bottling Company	Hawaii Properties	351	1.4%	1.1%
24.	Sprint Nextel Corporation	Mainland Properties	140	0.5%	1.0%
	Total		11,174	43.2%	56.8%

(1)Square feet is pursuant to existing leases as of September 30, 2014, and includes (i) space being fitted out for occupancy pursuant to existing leases, if any, and (ii) space which is leased but is not occupied or is being offered for sublease by tenants, if any.

(2)Annualized rental revenue is the annualized contractual rents from our tenants pursuant to existing leases as of September 30, 2014, including straight line rent adjustments and estimated recurring expense reimbursements, excluding lease value amortization.

Investment Activities (dollar amounts in thousands)

In April 2014, we acquired two single tenant, net leased properties (two buildings) with approximately 986,937 of combined rentable square feet for an aggregate purchase price of $207,860, excluding closing costs. In October, we entered an agreement to acquire an industrial property in Memphis, TN containing 646,000 square feet for $14,500.  This acquisition is subject to completion of our diligence and other customary closing conditions, and we can provide no assurance the acquisition will close. For more information regarding properties that we have acquired and properties that we have agreed to acquire pursuant to existing agreements we have entered, see Note 3 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

In August 2014, we and CCIT entered into the Merger Agreement to acquire all of the outstanding common stock of CCIT for approximately $2,900,000, payable in a combination of cash and our common shares plus the assumption of certain mortgage debt. As part of the transaction, we will acquire CCIT's full property portfolio, which includes 64 office and industrial net lease properties as well as the Healthcare Properties, for total consideration of approximately $2,900,000 including the assumption of approximately $297,700 of mortgage principal and excluding transaction costs, based on the closing price of our common shares on October 7, 2014. To finance our acquisition of CCIT, we have entered an agreement to sell the Healthcare Properties to SNH for a purchase price of $539,000 (consisting of approximately $509,000 in cash proceeds and assumed debt of approximately $30,000) immediately upon the completion of the Merger, resulting in an estimated net purchase price to us of approximately $2,400,000, excluding closing costs. For more information regarding the proposed Merger and our proposed sale of the Healthcare Properties, see Notes 3 and 8 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, which, to the extent they relate to these transactions, are incorporated herein by reference.

We currently intend to continue to expand our investments by primarily acquiring additional single tenant, net leased properties throughout the mainland United States and we expect to use the extensive nationwide resources of RMR to locate and acquire such properties. One of our goals in acquiring additional properties will be to further diversify our sources of rents with the intention of improving the security of our revenues. Another goal will be to purchase properties that produce rents, less property operating expenses, that are greater than our capital costs to acquire the properties and, accordingly, allow us to increase distributions to our shareholders over time. We expect that most of our acquisition efforts will focus on office and industrial properties; however, we may consider acquiring other types of properties, including properties which are net leased to single tenants for retail uses and special purpose properties specifically suited to particular tenants’ requirements.  We also may acquire additional properties in Hawaii, but we currently expect this will not be a significant part of our future acquisitions because there are limited opportunities to acquire properties in Hawaii, especially to acquire lands which are leased to third party tenants.

As a result of an eminent domain taking in September 2014, we sold an ancillary portion of a land parcel located in Huntsville, AL, resulting in a net gain on sale of $116.

Financing Activities (dollar amounts in thousands except per share amounts)

In January 2014, we repaid, at par, a $7,500 mortgage note which was secured by a property (one building) located in Chelmsford, MA. This mortgage was scheduled to mature in 2016.

During the second quarter of 2014, we sold 10,000,000 of our common shares in a public offering, including 1,000,000 of our common shares sold when the underwriters partially exercised their option to purchase additional shares, at a price of $29.00 per share raising net proceeds of approximately $277,329, after deducting offering expenses and the underwriting discount. We used the net proceeds from this offering to partially repay amounts outstanding under our revolving credit facility and for general business purposes.

In connection with the Merger described above, during the third quarter of 2014, a group of lenders committed to provide us a 364-day senior unsecured bridge loan facility in an aggregate principal amount of $1,000,000.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2014, Compared to Three Months Ended September 30, 2013 (dollars in thousands, except per share data)

	Comparable Properties Results (1)				Acquired Properties Results (2)			Consolidated Results
	Three Months Ended September 30,				Three Months Ended September 30,			Three Months Ended September 30,
			$	%			$				%
	2014	2013	Change	Change	2014	2013	Change	2014	2013	Change	Change
Revenues
Rental income	$39,242	$38,246	$996	2.60%	$9,281	$2,923	$6,358	$48,523	$41,169	$7,354	17.9%
Tenant reimbursements and other income	7,599	7,415	184	2.50%	578	-	578	8,177	7,415	762	10.3%
Total revenues	46,841	45,661	1,180	2.60%	9,859	2,923	6,936	56,700	48,584	8,116	16.7%

Operating expenses:
Real estate taxes	5,284	5,020	264	5.30%	361	-	361	5,645	5,020	625	12.5%
Other operating expenses	4,264	4,188	76	1.80%	373	79	294	4,637	4,267	370	8.7%
Total operating expenses	9,548	9,208	340	3.70%	734	79	655	10,282	9,287	995	10.7%

Net operating income (3)	$37,293	$36,453	$840	2.30%	$9,125	$2,844	$6,281	$46,418	$39,297	$7,121	18.1%

Other expenses
Depreciation and amortization								10,653	8,485	2,168	25.6%
Acquisition related costs								5,365	790	4,575	579.1%
General and administrative								3,749	3,208	541	16.9%
Total other expenses								19,767	12,483	7,284	58.4%
Operating income								26,651	26,814	(163)	(0.6)%
Interest expense								(3,033)	(3,232)	199	(6.2)%
Income before income tax expense and equity in earnings of an investee								23,618	23,582	36	0.2%
Income tax expense								(30)	(52)	22	(42.3)%
Equity in earnings of an investee								38	64	(26)	(40.6)%
Income before gain on sale of property								23,626	23,594	32	0.1%
Gain on sale of property								116	-	116	-%
Net income								$23,742	$23,594	$148	0.6%

Weighted average common shares outstanding								59,905	49,686	10,219	20.6%

Net income per common share								$0.40	$0.47	$(0.20)	(42.6)%

Calculation of Funds From Operations and Normalized Funds From Operations (4)
Net income								$23,742	$23,594
Depreciation and amortization								10,653	8,485
Gain on sale of property								(116)	-
Funds from operations								34,279	32,079
Acquisition related costs								5,365	790
Estimated business management incentive fees (5)								(347)	196
Normalized funds from operations								$39,297	$33,065

Funds from operations per common share								$0.57	$0.65
Normalized funds from operations per common share								$0.66	$0.67

(1)Consists of 44 properties (272 buildings, leasable land parcels and easements) that we owned continuously since July 1, 2013.

(2)Consists of six properties (eight buildings) we acquired during the period from July 1, 2013 to September 30, 2014. One property (one building) was acquired during the three months ended September 30, 2013 and the remaining five properties (seven buildings) were acquired during the period from October 1, 2013 to September 30, 2014.

(3)We calculate net operating income, or NOI, as shown above.  We define NOI as income from our rental of real estate less our property operating expenses. NOI excludes amortization of capitalized tenant improvement costs and leasing commissions. We consider NOI to be an appropriate supplemental measure to net income because it may help both investors and management to understand the operations of our properties.  We use NOI to evaluate individual and company wide property level performance, and we believe that NOI provides useful information to investors regarding our results of operations because it reflects only those income and expense items that are incurred at the property level and may facilitate comparisons of our operating performance between periods and with other REITs.  The calculation of NOI excludes certain components of net income in order to provide results that are more closely related to our properties’ results of operations. NOI does not represent cash generated by operating activities in accordance with GAAP and should not be considered as an alternative to net income, operating income or cash flow from operating activities, determined in accordance with GAAP, or as an indicator of our financial performance or liquidity, nor is this measure necessarily indicative of sufficient cash flow to fund all of our needs.  This measure should be considered in conjunction with net income, operating income and cash flow from operating activities as presented in our Condensed Consolidated Statements of Income and Comprehensive Income and Condensed Consolidated Statements of Cash Flows.  Other REITs and real estate companies may calculate NOI differently than we do.

(4)We calculate funds from operations, or FFO, and normalized funds from operations, or Normalized FFO, as shown above. FFO is calculated on the basis defined by The National Association of Real Estate Investment Trusts, or NAREIT, which is net income, calculated in accordance with GAAP, plus real estate depreciation and amortization less gain on a sale of property, as well as certain other adjustments currently not applicable to us. Our calculation of Normalized FFO differs from NAREIT’s definition of FFO because we exclude acquisition related costs, estimated business management incentive fees and gain on early extinguishment of debt.  We consider FFO and Normalized FFO to be appropriate measures of operating performance for a REIT, along with net income, operating income and cash flow from operating activities. We believe that FFO and Normalized FFO provide useful information to investors because by excluding the effects of certain historical amounts, such as depreciation expense, FFO and Normalized FFO may facilitate a comparison of our operating performance between periods and with other REITs. FFO and Normalized FFO are among the factors considered by our Board of Trustees when determining the amount of distributions to our shareholders. Other factors include, but are not limited to, requirements to maintain our status as a REIT, limitations in our revolving credit facility agreement and term loan agreement, the availability of debt and equity capital, our expectation of our future capital requirements and operating performance, and our expected needs and availability of cash to pay our obligations. FFO and Normalized FFO do not represent cash generated by operating activities in accordance with GAAP and should not be considered as alternatives to net income, operating income or cash flow from operating activities, determined in accordance with GAAP, or as indicators of our financial performance or liquidity, nor are these measures necessarily indicative of sufficient cash flow to fund all of our needs. These measures should be considered in conjunction with net income, operating income and cash flow from operating activities as presented in our Condensed Consolidated Statements of Income and Comprehensive Income and Condensed Consolidated Statements of Cash Flows. Other REITs and real estate companies may calculate FFO and Normalized FFO differently than we do.

(5)Amounts represent estimated incentive fees under our business management agreement payable in common shares after the end of each calendar year calculated: (i) prior to 2014 based upon increases in annual FFO per share, and (ii) beginning in 2014 based on common share total return. In calculating net income in accordance with GAAP, we recognize estimated business management incentive fee expense, if any, each quarter. Although we recognize this expense, if any, each quarter for purposes of calculating net income, we do not include these amounts in the calculation of Normalized FFO until the fourth quarter, which is when the actual expense amount for the year is determined. Adjustments were made to prior period amounts to conform to the current period Normalized FFO calculation.

References to changes in the income and expense categories below relate to the comparison of results for the three months ended September 30, 2014, compared to the three months ended September 30, 2013. Our acquisition activity reflects our acquisition of one property (one building) during the three months ended September 30, 2013 and five properties (seven buildings) during the period from October 1, 2013 to September 30, 2014.

Rental income. The increase in rental income primarily reflects our acquisition activity plus increases from leasing activity and rent resets at our comparable properties located in Hawaii, partially offset by a decrease from leasing activity at one of our Mainland Properties as a result of a lease renewal at one of our Mainland Properties that reduced rent in exchange for an extended lease term and the elimination of future tenant improvement allowances.  Rental income includes non-cash straight line rent adjustments totaling approximately $4,700 for the 2014 period and approximately $4,107 for the 2013 period, and net amortization of acquired real estate leases and assumed real estate lease obligations totaling approximately $60 for the 2014 period and approximately ($264) for the 2013 period.

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

Acquisition related costs.  Acquisition related costs for the 2014 period primarily reflect acquisition costs related to our potential acquisition of CCIT that will be accounted for as a business combination. Acquisition related costs for the 2013 period primarily reflect acquisition related costs related to our July 2013 and October 2013 acquisitions.

General and administrative.  General and administrative expenses primarily include fees paid in cash and common shares pursuant to our business management agreement, legal fees, audit fees, trustee cash fees and non-cash equity compensation expense related to awards to our Trustees, our officers and certain other RMR employees. The increase in general and administrative expenses primarily reflects an increase in annual audit fees recognized during the 2014 period compared to the 2013 period, an increase in non-cash equity compensation related to awards to our officers and certain other RMR employees, an increase in other professional and public company fees, and an increase in business management fees resulting from our acquisition activity, partially offset by the reversal of incentive fees accrued as of June 30, 2014, due to changes in our common share total returns as of the applicable measurement dates.

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

Gain on sale of property.  Gain on sale of property represents the net gain from the sale of a portion of a land parcel as a result of an eminent domain taking in the 2014 period.

Net income.  The increase in net income for the 2014 period compared to the 2013 period reflects the changes noted above.

Weighted average common shares outstanding.  The increase in weighted average common shares outstanding primarily reflects shares that were outstanding for part or all of the quarter ended September 30, 2014, but only partially or not outstanding for any of the corresponding 2013 period, including (i) shares granted to our Trustees in May 2014, (ii) shares sold in our public offerings in the third quarter of 2013 and the second quarter of 2014, (iii) shares granted to our officers and certain employees of RMR in September 2013 and September 2014 and (iv) shares issued to RMR during 2014 pursuant to our business management agreement.

Net income per common share.  The decrease in net income per common share primarily reflects the increase in weighted average common shares outstanding noted above, as well as the changes to net income noted above.

Nine Months Ended September 30, 2014, Compared to Nine Months Ended September 30, 2013 (dollars in thousands, except per share data)

	Comparable Properties Results (1)				Acquired Properties Results (2)			Consolidated Results
	Nine Months Ended September 30,				Nine Months Ended September 30,			Nine Months Ended September 30,
			$	%			$				%
	2014	2013	Change	Change	2014	2013	Change	2014	2013	Change	Change
Revenues
Rental income	$107,721	$104,928	$2,793	2.70%	$34,330	$12,405	$21,925	$142,051	$117,333	$24,718	21.1%
Tenant reimbursements and other income	18,145	16,933	1,212	7.20%	6,089	4,124	1,965	24,234	21,057	3,177	15.1%
Total revenues	125,866	121,861	4,005	3.30%	40,419	16,529	23,890	166,285	138,390	27,895	20.2%

Operating expenses:
Real estate taxes	14,175	13,321	854	6.40%	2,405	1,484	921	16,580	14,805	1,775	12.0%
Other operating expenses	9,426	8,621	805	9.30%	4,240	2,746	1,494	13,666	11,367	2,299	20.2%
Total operating expenses	23,601	21,942	1,659	7.60%	6,645	4,230	2,415	30,246	26,172	4,074	15.6%

Net operating income (3)	$102,265	$99,919	$2,346	2.30%	$33,774	$12,299	$21,475	$136,039	$112,218	$23,821	21.2%

Other expenses
Depreciation and amortization								30,442	22,445	7,997	35.6%
Acquisition related costs								5,739	1,479	4,260	288.0%
General and administrative								11,123	8,884	2,239	25.2%
Total other expenses								47,304	32,808	14,496	44.2%
Operating income								88,735	79,410	9,325	11.7%
Interest expense								(10,025)	(10,484)	459	(4.4)%
Gain on early extinguishment of debt								243	-	243	-
Income before income tax expense and equity in earnings of an investee								78,953	68,926	10,027	14.5%
Income tax expense								(120)	(132)	12	(9.1)%
Equity in earnings of an investee								59	219	(160)	(73.1)%
Income before gain on sale of property								78,892	69,013	9,879	14.3%
Gain on sale of property								116	-	116	-%
Net income								$79,008	$69,013	$9,995	14.5%

Weighted average common shares outstanding								54,678	42,790	11,888	27.8%

Net income per common share								$1.44	$1.61	$(0.17)	(10.6)%

Calculation of Funds From Operations and Normalized Funds From Operations (4)
Net income								$79,008	$69,013
Depreciation and amortization								30,442	22,445
Gain on sale of property								(116)	-
Funds from operations								109,334	91,458
Acquisition related costs								5,739	1,479
Estimated business management incentive fees (5)								79	589
Gain on early extinguishment of debt								(243)	-
Normalized funds from operations								$114,909	$93,526

Funds from operations per common share								$2.00	$2.14
Normalized funds from operations per common share								$2.10	$2.19

(1)Consists of 41 properties (267 buildings, leasable land parcels and easements) that we owned continuously since January 1, 2013.

(2)Consists of nine properties (13 buildings) we acquired during the period from January 1, 2013 to September 30, 2014. Four properties (six buildings) were acquired during the nine months ended September 30, 2013 and the remaining five properties (seven buildings) were acquired during the period from October 1, 2013 to September 30, 2014.

(3)See footnote (3) on page 18 for the definition of NOI.

(4)See footnote (4) on page 19 for the definition of FFO and Normalized FFO.

(5)See footnote (5) on page 19 for a description of estimated business management incentive fees.

References to changes in the income and expense categories below relate to the comparison of results for the nine months ended September 30, 2014, compared to the nine months ended September 30, 2013. Our acquisition activity reflects our acquisition of four properties (six buildings) during the nine months ended September 30, 2013 and our acquisition of five properties (seven buildings) during the period from October 1, 2013 to September 30, 2014.

Rental income. The increase in rental income primarily reflects our acquisition activity plus increases from leasing activity and rent resets at our comparable properties located in Hawaii, partially offset by a decrease from leasing activity at one of our Mainland Properties as a result of a lease renewal at one of our Mainland Properties that reduced rent in exchange for an extended lease term and the elimination of future tenant improvement allowances. Rental income includes non-cash straight line rent adjustments totaling approximately $12,757 for the 2014 period and approximately $9,763 for the 2013 period, and net amortization of acquired real estate leases and assumed real estate lease obligations totaling approximately $137 for the 2014 period and approximately ($760) for the 2013 period.

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

Acquisition related costs.  Acquisition related costs for the 2014 period primarily reflect acquisition costs related to our potential acquisition of CCIT, plus our April 2014 acquisition that was accounted for as a business combination. Acquisition related costs for the 2013 period primarily reflect acquisition related costs in connection with our acquisition of four properties (six buildings) during the 2013 period that were accounted for as business combinations, plus acquisition related costs related to a property acquisition we made in July 2013.

General and administrative expenses. General and administrative expenses primarily include fees paid in cash and common shares pursuant to our business management agreement, legal fees, audit fees, trustee cash fees and non-cash equity compensation expense related to awards to our Trustees, our officers and certain other RMR employees. The increase in general and administrative expenses primarily reflects an increase in annual audit fees recognized during the 2014 period compared to the 2013 period, an increase in non-cash equity compensation related to awards to our Trustees, our officers and certain other RMR employees, an increase in other professional and public company fees, an increase in business management fees resulting from our acquisition activity, partially offset by a decrease in incentive fees due to our common share total returns as of the applicable measurement date.

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

Gain on sale of property.  The gain on sale of property represents the net gain from the sale of a portion of a land parcel as a result of an eminent domain taking in the 2014 period.

Net income.  The increase in net income for the 2014 period compared to the 2013 period reflects the changes noted above.

Weighted average common shares outstanding.  The increase in weighted average common shares outstanding primarily reflects shares that were outstanding for part or all of the nine months ended September 30, 2014, but only partially or not outstanding for any of the corresponding 2013 period, including (i) shares granted to our Trustees in May 2013 and May 2014, (ii) shares sold in our public offerings in the third quarter of 2013 and the second quarter of 2014, (iii) shares granted to our officers and certain employees of RMR in September 2013 and September 2014 and (iv) shares issued to RMR during 2014 pursuant to our business management agreement.

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

LIQUIDITY AND CAPITAL RESOURCES

Our Operating Liquidity and Resources (dollars in thousands)

Our principal source of funds to meet operating expenses, debt service obligations and pay distributions on our common shares is rents from tenants at our properties.  We believe that our operating cash flow will be sufficient to meet our operating expenses, debt service obligations and planned distributions on our common shares for the next 12 months and for the reasonably foreseeable future thereafter.  Our future cash flows from operating activities will depend primarily upon our ability to:

•maintain or improve the occupancy of, and the rent rates at, our properties;

•control our operating cost increases; and

•purchase additional properties which produce cash flows in excess of our costs of acquisition capital and property operating expenses.

Cash flows provided by (used in) operating, investing and financing activities were approximately $105,028, ($210,393) and $100,050, respectively, for the nine months ended September 30, 2014, and $80,203, ($297,500) and $211,464, respectively, for the nine months ended September 30, 2013. The increase in the operating activities cash flow for the nine months ended September 30, 2014 compared to the corresponding prior year period is primarily due to increased operating cash flow from our acquisition of nine properties (13 buildings) since January 1, 2013. The decrease in the cash used in investing activities for the nine months ended September 30, 2014 compared to the corresponding prior year period is primarily due to lower acquisition activity during the nine months ended September 30, 2014 compared to the prior year period. The change in the financing activities cash flow for the nine months ended September 30, 2014 compared to the corresponding prior year period is primarily due to (i) net activities on our revolving credit facility resulting primarily from our acquisition and common share offering activities during the 2014 and 2013 periods and (ii) distributions to our common shareholders during the nine months ended September 30, 2014 in excess of distributions to our common shareholders during the 2013 period due to a greater number of common shares being outstanding and a higher distribution rate paid to common shareholders during the 2014 period.

Our Investment and Financing Liquidity and Resources (dollars in thousands except per share data)

In order to fund acquisitions and to meet cash needs that may result from timing differences between our receipt of rents and our desire or need to make distributions or pay operating or capital expenses, we maintain a $750,000 revolving credit facility with a group of lenders. The maturity date of our revolving credit facility is March 11, 2016 and, subject to the payment of an extension fee and meeting certain other conditions, includes an option for us to extend the stated maturity date of our revolving credit facility by one year to March 11, 2017. In addition, our revolving credit facility also includes a feature under which maximum borrowings may be increased to up to $1,000,000 in certain circumstances. Borrowings under our revolving credit facility bear interest at LIBOR plus a premium. We also pay a facility fee on the total amount of lending commitments under our revolving credit facility. Both the interest rate premium and the facility fee are subject to adjustment based upon changes to our debt leverage or credit ratings.  At September 30, 2014, the interest rate premium on our revolving credit facility was 130 basis points and our facility fee was 30 basis points. We can borrow, repay and reborrow funds available under our revolving credit facility until maturity, and no principal repayment is due until maturity. As of September 30, 2014, the interest rate payable on borrowings under our revolving credit facility was 1.45%. As of September 30, 2014 and October 23, 2014, we had

$65,000 and $60,000, respectively, outstanding under our revolving credit facility and $685,000 and $690,000, respectively available to borrow under our revolving credit facility.

We have a $350,000 unsecured term loan that matures on July 11, 2017 and is prepayable by us at any time without penalty.  In addition, the term loan includes a feature under which maximum borrowings may be increased to up to $700,000 in certain circumstances. As of September 30, 2014, the interest rate payable on borrowings under our term loan was 1.70%.

As of September 30, 2014 and October 23, 2014, we had $14,710 and $15,407 of cash and cash equivalents, respectively. We expect to use cash balances, borrowings under our revolving credit facility, net proceeds from offerings of equity or debt securities and the cash flow from our operations to fund debt repayments, future property acquisitions and other general business purposes. We also have in the past assumed mortgage debt in connection with certain of our acquisitions and we may do so in the future.

We intend to finance the Cash Consideration payable by us in connection with the proposed acquisition of CCIT and the fees, expenses and costs incurred in connection with the Merger and the related transactions, and to repay or refinance certain of CCIT's borrowings, through a combination of our available cash, borrowing under our revolving credit facility, borrowings under a new credit agreement for a senior unsecured bridge loan (as further described below) and proceeds from the Healthcare Properties Sale. We are not committed to incur the entire bridge loan or any portion thereof and may utilize other debt or equity financing for these purposes.  We currently plan to seek longer term financing of the Merger and related transactions through the issuance of senior unsecured notes, either before the Merger closes or by refinancing some or all of the borrowings listed above after the Merger closes, and may explore other longer term debt or equity financing alternatives.

On August 30, 2014, in connection with and to finance the proposed acquisition of CCIT, we entered into a commitment letter, or the Commitment Letter, with Citigroup Global Markets Inc., or Citi, UBS AG, Stamford Branch and UBS Securities LLC, or UBS, pursuant to which, on and subject to the terms and conditions of the Commitment Letter, Citi (or certain of its affiliates) and UBS have committed to provide us a 364-day senior unsecured bridge loan facility in an aggregate principal amount of $1,000,000. On September 9, 2014, we entered into a joinder agreement, or the Joinder Agreement, to the Commitment Letter, which amended the Commitment Letter to, among other things, add Bank of America, N.A., Royal Bank of Canada, Jefferies Finance LLC and Morgan Stanley Bank, N.A. as additional financial institutions providing the commitments thereunder. At that time, Citi and UBS, the Arrangers under the Commitment Letter, also acknowledged that a “Successful Syndication” (as such term is used in the Commitment Letter) has been achieved upon execution of the Joinder Agreement. The commitment to provide the bridge loan facility is subject to the consummation of the Merger and certain other customary conditions as set forth in the Commitment Letter. Our ability to finance the Merger, including the funding of the bridge loan facility, is not a condition to our obligation to complete the Merger. We will pay certain customary fees and expenses in connection with obtaining the bridge loan facility.

When significant amounts are outstanding under the bridge loan facility or our revolving credit facility, or as the maturity of these credit facilities and our term loan approach, we expect to explore alternatives for repaying or refinancing such amounts. Such alternatives may include incurring additional term debt, issuing new equity securities, extending the maturity of our revolving credit facility and entering into a new or expanded revolving credit facility. Although we cannot provide assurance that we will be successful in consummating any particular type of financing, we believe that we will have access to financing, such as debt and equity offerings, to fund our committed and future acquisitions and capital expenditures and to pay our obligations.

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

On February 19, 2014, we paid a $0.46 per share distribution to our common shareholders. On May 20, 2014 and August 21, 2014, we paid a $0.48 per share distribution to our common shareholders. We funded these distributions using existing cash balances and borrowings under our revolving credit facility.  On October 7, 2014, we declared a distribution payable to our common shareholders of record on October 24, 2014, in the amount of $0.48 per share. We expect to pay this distribution on or about November 20, 2014 using existing cash balances and borrowings under our revolving credit facility. Our Board of Trustees currently expects to increase our regular quarterly common share distribution by $0.02 to $0.50 ($2.00 per share per year) upon the closing of the Merger.

During the three and nine months ended September 30, 2014 and 2013, amounts capitalized for tenant improvements, leasing costs, building improvements and development and redevelopment activities were as follows (amounts in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Tenant improvements (1)	$518	$679	$555	$1,573
Leasing costs (2)	357	176	1,245	1,344
Building improvements (3)	88	137	377	222
Development, redevelopment and other activities (4)	70	691	446	759	(5)
	$1,033	$1,683	$2,623	$3,898

(1)Tenant improvements include capital expenditures used to improve tenants’ space or amounts paid directly to tenants to improve their space.

(2)Leasing costs include leasing related costs, such as brokerage commissions, legal costs and tenant inducements.

(3)Building improvements generally include: (i) expenditures to replace obsolete building components and (ii) expenditures that extend the useful life of existing assets.

(4)Development, redevelopment and other activities generally include: (i) major capital expenditures that are identified at the time of a property acquisition and incurred within a short time period after acquiring the property and (ii) major capital expenditure projects that reposition a property or result in new sources of revenues.

(5)Includes defective building materials received and accrued during the fourth quarter of 2012 that were returned to the supplier during the first quarter of 2013.

During the three months ended September 30, 2014, commitments made for expenditures, such as tenant improvements and leasing costs in connection with leasing space, were as follows (dollars and square feet in thousands, except per square foot amounts):

	New Leases	Renewals	Totals
Square feet leased during the period	4	349	353
Total leasing costs and concession commitments (1)	$10	$16	$26
Total leasing costs and concession commitments per square foot (1)	$2.50	$0.05	$0.07
Weighted average lease term by square feet (years)	4.1	10.6	10.5
Total leasing costs and concession commitments per square foot per year (1)	$0.61	$-	$0.01

(1)Includes commitments made for leasing expenditures and concessions, such as tenant improvements, leasing commissions, tenant reimbursements and free rent.

Off Balance Sheet Arrangements

As of September 30, 2014, we had no off balance sheet arrangements that have had or that we expect would be reasonably likely to have a future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Debt Covenants

Our principal debt obligations at September 30, 2014 were borrowings outstanding under our revolving credit facility, our term loan and a secured mortgage note assumed in connection with one of our acquisitions.  Our mortgage note is non-recourse, subject to certain limitations, and does not contain any material financial covenants. Our revolving credit facility agreement and our term loan agreement contain a number of covenants which restrict our ability to incur debts in excess of calculated amounts, restrict our ability to make distributions under certain circumstances and generally require us to maintain certain financial ratios. Our revolving credit facility agreement and our term loan agreement provide for acceleration of payment of all amounts outstanding upon the occurrence and continuation of certain events of default, such as a change of control of us, which includes RMR ceasing to act as our business manager and property manager. We believe we were in compliance with all of the terms and covenants under our revolving credit facility agreement and our term loan agreement at September 30, 2014.

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

Section 107 of the JOBS Act provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act of 1933, as amended, or the Securities Act, for complying with new or revised accounting standards. Additionally, we are eligible to take advantage of certain other exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. We have chosen to “opt out” of the extended transition period related to new or revised accounting standards, and as a result we will comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. Section 107 of the JOBS Act provides that our decision to opt out of the extended transition period for complying with new or revised accounting standards is irrevocable. We have availed ourselves of certain scaled compensation disclosure pursuant to the JOBS Act in the past and we may elect to take advantage of additional exemptions available to us under the JOBS Act as long as they remain available to us.

Related Person Transactions (dollars in thousands)

We have relationships and historical and continuing transactions with our Trustees, our executive officers, RMR, EQC, SNH, GOV, AIC and other companies to which RMR provides management services and others affiliated with them.  For example, we have no employees and personnel and various services we require to operate our business are provided to us by RMR pursuant to management agreements; and RMR is owned by our Managing Trustees.  Also, as a further example, we have relationships with other companies to which RMR provides management services and which have trustees, directors and officers who are also trustees, directors or officers of us or RMR, including: GOV, which is our largest shareholder, owning at September 30, 2014 approximately 35.9% of our issued and outstanding common shares; SNH, to which we have agreed to sell the Healthcare Properties we have agreed to acquire pursuant to the proposed Merger; GOV, RMR and RMR’s principals each of whom have agreed to vote in favor of the issuance of our common shares in connection with that Merger; we, RMR and five other companies to which RMR provides management services each of whom currently owns approximately 14.3% of AIC; and we and the other shareholders of AIC who have property insurance in place providing $500,000 of coverage pursuant to an insurance program arranged by AIC and with respect to which AIC is a reinsurer of certain coverage amounts.  For further information about these and other such relationships and related person transactions, please see Note 8 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.  In addition, for more information about these transactions and relationships, please see elsewhere in this Quarterly Report on Form 10-Q, including “Warning Concerning Forward Looking Statements” in Part I, and our Annual Report, our definitive Proxy Statement for our 2014 Annual Meeting of Shareholders, or our Proxy Statement, our Current Reports on Form 8-K dated April 1, 2014, May 12, 2014 and September 2, 2014, and our other filings with the Securities and Exchange Commission, or SEC, including Note 9 to our consolidated financial statements included in our Annual Report, the sections captioned “Business,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Related Person Transactions” and “Warning Concerning Forward Looking Statements” of our Annual Report and the section captioned “Related Person Transactions” and the information regarding our Trustees and executive officers in our Proxy Statement.  In addition, please see the section captioned “Risk Factors” of our Annual Report for a description of risks that may arise as a result of these and other related person transactions and relationships. Our filings with the SEC, including our Annual Report and our Proxy Statement, are available at the SEC’s website at www.sec.gov.  Copies of certain of our agreements with these related parties, including our business management agreement and property management agreement with RMR, various agreements we have entered into with EQC, the Purchase and Sale Agreement with SIR Merger Sub and SNH and our shareholders agreement with AIC and its shareholders, are publicly available as exhibits to our public filings with the SEC and accessible at the SEC’s website.

We believe that our agreements with RMR, SNH and AIC are on commercially reasonable terms.  We also believe that our relationships with RMR, GOV, SNH and AIC and their affiliated and related persons and entities benefit us and, in fact, provide us with competitive advantages in operating and growing our business.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk (dollar amounts in thousands)

We are exposed to risks associated with market changes in interest rates. We manage our exposure to interest rate risks by monitoring available financing alternatives.  Our strategy to manage exposure to changes in interest rates is materially unchanged since December 31, 2013. Other than as described below, we do not currently expect any significant changes in our exposure to fluctuations in interest rates or in how we manage this exposure in the near future.

At September 30, 2014, our outstanding fixed rate debt consisted of the following mortgage note:

		Annual	Annual		Interest
	Principal	Interest	Interest		Payments
Debt	Balance (1)	Rate (1)	Expense (1)	Maturity	Due
Mortgage note	$18,059	5.950%	$1,075	2017	Monthly

(1)The principal balance, annual interest rate and annual interest expense are the amounts stated in, or determined pursuant to, the applicable contracts. In accordance with GAAP, our carrying values and recorded interest expense may differ from these amounts because of market conditions at the time we assumed these debts. See Note 5 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Because this mortgage note bears interest at a fixed rate, changes in market interest rates during the term of this note will not affect our interest obligations. If this note was refinanced at interest rates which are 100 basis points higher or lower than shown above, our per annum interest cost would increase or decrease by approximately $181.

Changes in market interest rates would affect the fair value of our fixed rate debt obligation; increases in market interest rates decrease the fair value of our fixed rate debt, while decreases in market interest rates increase the fair value of our fixed rate debt. Based on the balance outstanding at September 30, 2014, and discounted cash flow analyses through the maturity date, and assuming no other changes in factors that may affect the fair value of our fixed rate debt obligation, a hypothetical immediate 100 basis points change in interest rates would change the fair value of those obligations by approximately $530.

At September 30, 2014, our floating rate debt consisted of a combined total of $415,000 outstanding under our revolving credit facility and our term loan.

Our revolving credit facility matures in March 2016 and, subject to our meeting certain conditions, including our payment of an extension fee, we have the option to extend the stated maturity date by one year to March 2017.  No principal repayments are required under our revolving credit facility or term loan prior to maturity, and prepayments may be made at any time without penalty.

Borrowings under our revolving credit facility and term loan are in U.S. dollars and bear interest at LIBOR plus a premium that is subject to adjustment based upon changes to our leverage or credit ratings.  Accordingly, we are vulnerable to changes in U.S. dollar based short term rates, specifically LIBOR. In addition, upon renewal or refinancing of our revolving credit facility or our term loan, we are vulnerable to increases in interest rate premiums due to market conditions or our perceived credit risk.  Generally, a change in interest rates would not affect the value of our floating rate debt but would affect our operating results.  The following table presents the approximate impact a 100 basis points increase in interest rates would have on our annual floating rate interest expense at September 30, 2014:

	Impact of an Increase in Interest Rates
			Total Interest	Annual
	Interest Rate	Outstanding	Expense	Earnings Per
	Per Year (1)	Debt	Per Year	Share Impact (2)
At September 30, 2014	1.66%	$415,000	$6,889	$0.13
100 bps increase	2.66%	$415,000	$11,039	$0.20

(1)Weighted based on the respective interest rates and outstanding borrowings under our revolving credit facility and term loan as of September 30, 2014.

(2)Based on the weighted average shares outstanding for the nine months ended September 30, 2014.

The following table presents the impact a 100 bps increase in interest rates would have on our annual floating rate interest expense at September 30, 2014 if we were fully drawn on our revolving credit facility and our term loan remained outstanding:

	Impact of an Increase in Interest Rates
			Total Interest	Annual
	Interest Rate	Outstanding	Expense	Earnings Per
	Per Year (1)	Debt	Per Year	Share Impact (2)
At September 30, 2014	1.53%	$1,100,000	$16,830	$0.31
100 bps increase	2.53%	$1,100,000	$27,830	$0.51

(1)Weighted based on the respective interest rates and outstanding borrowings under our revolving credit facility, assuming fully drawn, and term loan as of September 30, 2014.

(2)Based on the weighted average shares outstanding for the nine months ended September 30, 2014.

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

There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

WARNING CONCERNING FORWARD LOOKING STATEMENTS

THIS QUARTERLY REPORT ON FORM 10-Q CONTAINS STATEMENTS THAT CONSTITUTE FORWARD LOOKING STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 AND OTHER SECURITIES LAWS. ALSO, WHENEVER WE USE WORDS SUCH AS “BELIEVE”, “EXPECT”, “ANTICIPATE”, “INTEND”, “PLAN”, “ESTIMATE” OR SIMILAR EXPRESSIONS, WE ARE MAKING FORWARD LOOKING STATEMENTS. THESE FORWARD LOOKING STATEMENTS ARE BASED UPON OUR PRESENT INTENT, BELIEFS OR EXPECTATIONS, BUT FORWARD LOOKING STATEMENTS ARE NOT GUARANTEED TO OCCUR AND MAY NOT OCCUR. FORWARD LOOKING STATEMENTS IN THIS REPORT RELATE TO VARIOUS ASPECTS OF OUR BUSINESS, INCLUDING:

•	THE LIKELIHOOD THAT OUR TENANTS WILL PAY RENT, EXTEND OR RENEW THEIR LEASES, ENTER INTO NEW LEASES OR BE AFFECTED BY CYCLICAL ECONOMIC CONDITIONS,

•	THE LIKELIHOOD THAT OUR RENTS MAY INCREASE WHEN RENTS ARE RESET AT OUR LEASED LANDS IN HAWAII,

•	OUR ACQUISITIONS OF PROPERTIES OR CCIT,

•	OUR SALE OF PROPERTIES, INCLUDING TO SNH,

•	OUR ABILITY TO COMPETE FOR ACQUISITIONS AND TENANCIES EFFECTIVELY,

•	OUR ABILITY TO PAY DISTRIBUTIONS TO OUR SHAREHOLDERS AND THE AMOUNT OF SUCH DISTRIBUTIONS,

•	THE FUTURE AVAILABILITY OF BORROWINGS UNDER OUR REVOLVING CREDIT FACILITY,

•	OUR POLICIES AND PLANS REGARDING INVESTMENTS, FINANCINGS AND DISPOSITIONS,

•	OUR ABILITY TO RAISE EQUITY OR DEBT CAPITAL,

•	OUR ABILITY TO PAY INTEREST ON AND PRINCIPAL OF OUR DEBT,

•	OUR TAX STATUS AS A REIT,

•	THE CREDIT QUALITIES OF OUR TENANTS,

•	OUR EXPECTATION THAT WE WILL BENEFIT FINANCIALLY BY PARTICIPATING IN AIC WITH RMR AND COMPANIES TO WHICH RMR PROVIDES MANAGEMENT SERVICES, AND

•	OTHER MATTERS.

OUR ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE CONTAINED IN OR IMPLIED BY OUR FORWARD LOOKING STATEMENTS AS A RESULT OF VARIOUS FACTORS.  FACTORS THAT COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR FORWARD LOOKING STATEMENTS AND UPON OUR BUSINESS, RESULTS OF OPERATIONS, FINANCIAL CONDITION, FFO, NORMALIZED FFO, NOI, CASH FLOWS, LIQUIDITY AND PROSPECTS INCLUDE, BUT ARE NOT LIMITED TO:

•	THE IMPACT OF CHANGES IN THE ECONOMY AND THE CAPITAL MARKETS ON US AND OUR TENANTS,

•	COMPETITION WITHIN THE REAL ESTATE INDUSTRY, PARTICULARLY IN THOSE MARKETS IN WHICH OUR PROPERTIES ARE LOCATED,

•	COMPLIANCE WITH, AND CHANGES TO, FEDERAL, STATE AND LOCAL LAWS AND REGULATIONS, ACCOUNTING RULES, TAX LAWS AND SIMILAR MATTERS,

•	LIMITATIONS IMPOSED ON OUR BUSINESS AND OUR ABILITY TO SATISFY COMPLEX RULES IN ORDER FOR US TO QUALIFY AS A REIT FOR U.S. FEDERAL INCOME TAX PURPOSES,

•	ACTUAL AND POTENTIAL CONFLICTS OF INTEREST WITH OUR MANAGING TRUSTEES, GOV, RMR, SNH, AIC, AND THEIR RELATED PERSONS AND ENTITIES, AND

•	ACTS OF TERRORISM, OUTBREAKS OF SO CALLED PANDEMICS OR OTHER MANMADE OR NATURAL DISASTERS BEYOND OUR CONTROL.

FOR EXAMPLE:

•

OUR ABILITY TO MAKE FUTURE DISTRIBUTIONS DEPENDS UPON A NUMBER OF FACTORS, INCLUDING OUR FUTURE EARNINGS AND THE CAPITAL COSTS WE INCUR TO LEASE OUR PROPERTIES.  WE MAY BE UNABLE TO MAINTAIN OUR CURRENT RATE, OR INCREASE THE RATE, OF DISTRIBUTIONS, AND FUTURE DISTRIBUTIONS MAY BE SUSPENDED,

•	CONTINGENCIES IN OUR ACQUISITION AND SALE AGREEMENTS MAY NOT BE SATISFIED AND OUR PENDING ACQUISITIONS AND SALES MAY NOT OCCUR, MAY BE DELAYED OR THE TERMS OF SUCH TRANSACTIONS MAY CHANGE,

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

•

THIS QUARTERLY REPORT ON FORM 10-Q STATES THAT THE MARGINS USED TO DETERMINE THE INTEREST RATE ON OUR REVOLVING CREDIT FACILITY AND OUR TERM LOAN AND THE FACILITY FEE WE PAY ON OUR REVOLVING CREDIT FACILITY ARE BASED ON OUR DEBT LEVERAGE RATIO OR ON OUR CREDIT RATINGS.  FUTURE INCREASES IN OUR DEBT LEVERAGE RATIO MAY CAUSE THE INTEREST WE PAY TO INCREASE. WE DO NOT CURRENTLY HAVE ANY CREDIT RATINGS; THERE CAN BE NO ASSURANCES THAT WE WILL OBTAIN CREDIT RATINGS IN THE FUTURE OR WHAT ANY RATINGS WE MAY OBTAIN MAY BE.

•

THIS QUARTERLY REPORT ON FORM 10-Q DESCRIBES A TRANSACTION BY WHICH WE WILL ACQUIRE CCIT. THE CLOSING OF THIS TRANSACTION IS SUBJECT TO CERTAIN CONDITIONS AND CONTINGENCIES INCLUDING APPROVAL BY OUR SHAREHOLDERS AND CCIT'S STOCKHOLDERS. WE CAN PROVIDE NO ASSURANCE THAT THESE CONDITIONS AND CONTINGENCIES WILL BE SATISFIED. ACCORDINGLY, WE CAN PROVIDE NO ASSURANCE THAT THIS TRANSACTION WILL BE COMPLETED, THAT IT WILL NOT BE DELAYED OR THAT ITS TERMS WILL NOT CHANGE,

•

THIS QUARTERLY REPORT ON FORM 10-Q STATES THAT WE EXPECT OUR ACQUISITION OF CCIT TO CLOSE DURING THE FIRST QUARTER OF 2015. AS NOTED ABOVE, THE MERGER TRANSACTION DESCRIBED IN THIS QUARTERLY REPORT ON FORM 10-Q WILL REQUIRE APPROVAL BY OUR SHAREHOLDERS AND CCIT'S STOCKHOLDERS. SUCH SHAREHOLDER AND STOCKHOLDER APPROVALS WILL BE SOLICITED BY A JOINT PROXY STATEMENT/PROSPECTUS, A PRELIMINARY FORM OF WHICH WAS FILED WITH THE SEC ON OCTOBER 17, 2014, WHICH FORMS A PART OF THE REGISTRATION STATEMENT FOR

OUR COMMON SHARES TO BE ISSUED IN THE MERGER THAT MUST BE DECLARED EFFECTIVE BY THE SEC. THE PROCESS OF PREPARING AND FINALIZING REGISTRATION STATEMENTS IS TIME CONSUMING AND THE TIME REQUIRED FOR SEC CLEARANCE IS BEYOND OUR CONTROL. ACCORDINGLY, WE CAN PROVIDE NO ASSURANCE THAT OUR ACQUISITION OF CCIT WILL CLOSE DURING THE FIRST QUARTER OF 2015,

•

THIS QUARTERLY REPORT ON FORM 10-Q STATES THAT WE PLAN TO SEEK LONGER TERM FINANCING OF THE MERGER AND RELATED TRANSACTIONS THROUGH THE ISSUANCE OF SENIOR UNSECURED NOTES, EITHER BEFORE THE MERGER CLOSES OR BY REFINANCING SOME OR ALL OF OUR CURRENT BORROWINGS AFTER THE MERGER CLOSES, AND MAY EXPLORE OTHER LONGER TERM DEBT OR EQUITY FINANCING ALTERNATIVES. OUR ACTUAL MIX OF DEBT AND EQUITY FINANCING WILL DEPEND ON THE AVAILABILITY AND COST OF SUCH FINANCING, AND THE FINAL MIX OF FINANCING MAY BE DIFFERENT FROM CURRENT EXPECTATIONS,

•

THIS QUARTERLY REPORT ON FORM 10-Q STATES THAT WE INTEND TO FINANCE THE CASH CONSIDERATION FOR THE PROPOSED ACQUISITION OF CCIT AND TRANSACTION RELATED FEES, COSTS AND EXPENSES, AND TO REPAY OR REFINANCE CERTAIN OF CCIT’S BORROWINGS, IN PART, WITH PROCEEDS FROM THE SALE TO SNH OF CERTAIN PROPERTIES ACQUIRED IN THE MERGER WITH CCIT. THIS SALE IS SUBJECT TO CERTAIN CONDITIONS AND CONTINGENCIES, INCLUDING THE COMPLETION OF THE MERGER AND THE REPAYMENT OF CCIT’S EXISTING CREDIT FACILITY. ACCORDINGLY, WE CAN PROVIDE NO ASSURANCE THAT THIS SALE WILL BE COMPLETED, THAT IT WILL NOT BE DELAYED OR THAT ITS TERMS WILL NOT CHANGE, AND

•

THIS QUARTERLY REPORT ON FORM 10-Q STATES THAT WE INTEND TO FINANCE THE CASH CONSIDERATION FOR THE PROPOSED ACQUISITION OF CCIT AND TRANSACTION RELATED FEES, COSTS AND EXPENSES, AND TO REPAY OR REFINANCE CERTAIN OF CCIT’S BORROWINGS, IN PART, WITH A $1.0 BILLION BRIDGE LOAN AND PROCEEDS FROM THE SALE TO SNH OF CERTAIN PROPERTIES ACQUIRED IN THE MERGER WITH CCIT. THE COMMITMENT LETTER WE RECEIVED FOR THE BRIDGE LOAN IS SUBJECT TO VARIOUS CONDITIONS, INCLUDING MUTUALLY SATISFACTORY DOCUMENTATION, AND THE FULFILLMENT OF THE OBLIGATIONS THEREUNDER IS NOT A CONDITION TO OUR OBLIGATIONS TO COMPLETE THE MERGER. THERE CAN BE NO ASSURANCE THAT ALL THE CONDITIONS WILL BE SATISFIED, THAT THE TERMS OF THE BRIDGE LOAN WILL NOT CHANGE, OR THAT THE BRIDGE LOAN WILL BE AVAILABLE TO US TIMELY OR AT ALL. IF THE BRIDGE LOAN IS NOT FUNDED FOR ANY REASON, WE MAY BE FORCED TO OBTAIN ALTERNATE FINANCING WHICH MAY BE ON TERMS AND CONDITIONS THAT ARE LESS FAVORABLE TO US THAN THOSE IN THE COMMITMENT LETTER. WE ARE NOT COMMITTED TO INCUR THE ENTIRE BRIDGE LOAN OR ANY PART THEREOF, AND MAY UTILIZE OTHER DEBT OR EQUITY FINANCING FOR ALL OR A PART OF THE CASH CONSIDERATION AND THE TRANSACTION RELATED FEES, COSTS AND EXPENSES. IN ADDITION, THE BRIDGE LOAN WILL BE IN U.S. DOLLARS AND THE BRIDGE LOAN WILL BEAR, INTEREST AT LIBOR PLUS A PREMIUM THAT IS SUBJECT TO ADJUSTMENT BASED UPON CHANGES TO OUR LEVERAGE OR CREDIT RATINGS. ACCORDINGLY, WE ARE VULNERABLE TO CHANGES IN U.S. DOLLAR BASED SHORT TERM RATES, SPECIFICALLY LIBOR. AS A RESULT, OUR COST OF BORROWING MAY BE HIGHER THAN CURRENTLY EXPECTED AND MAY REDUCE OR ELIMINATE THE EXPECTED BENEFITS OF THE MERGER TO US.

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

Part II.Other Information

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

The Merger and the other transactions contemplated by the Merger Agreement are subject to conditions, including certain conditions that may not be satisfied, or completed on a timely basis, if at all. Failure to complete these transactions could have material and adverse effects on us.

The completion of the Merger and the other transactions contemplated by the Merger Agreement are subject to a number of conditions, including the approval by our shareholders of the issuance of our common shares to the stockholders of CCIT pursuant to the Merger Agreement, the approval of the Merger by CCIT stockholders and the receipt of certain lender consents which make the completion, and the timing of the completion, of the Merger uncertain. Also, either we or CCIT may terminate the Merger Agreement if the Merger is not completed by March 31, 2015, except that this right to terminate the Merger Agreement will not be available to a party if that party failed to fulfill its obligations under the Merger Agreement and that failure was a principal cause of, or, resulted in, the failure of the Merger to be completed on or before such date.

If the transactions contemplated by the Merger Agreement are not completed on a timely basis, or at all, we may be adversely affected and subject to a number of risks, including the following:

•

we will be required to pay our respective costs relating to the transactions contemplated by the Merger Agreement, such as legal, accounting, financial advisory and printing fees, whether or not such transactions are completed;

•	we may be obligated to reimburse CCIT for its expenses in an aggregate amount not to exceed $20,000,000 if we fail to obtain shareholder approval;

•

the time and resources committed by our management to matters relating to the transactions contemplated by the Merger Agreement could otherwise have been devoted to pursuing other beneficial opportunities; and

•

the market price of our common shares could decline to the extent that the current market price reflects, and is positively affected by, a market assumption that the transactions contemplated by the Merger Agreement will be completed.

The interests of certain of our Trustees and executive officers and our manager, and certain of CCIT's directors and executive officers and CCIT's advisor in the Merger and the other transactions related to the Merger may create the perception of conflicts of interest and lead to increased dissident shareholder activity, including litigation, related to the Merger Agreement and the transactions contemplated thereby, which could result in significant costs for us and materially delay or prevent the completion of the Merger and related transactions.

As noted above, RMR is the business and property manager for us, SNH and GOV, and the personnel and various services that we, SNH and GOV require to operate our, SNH’s and GOV’s respective businesses are provided to us, SNH and GOV by RMR. In addition to serving as managing trustees of us, SNH and GOV, Mr. Barry M. Portnoy is Chairman and a director of RMR and Mr. Adam D. Portnoy is President, Chief Executive Officer and a director of RMR. Mr. Jeffrey P. Somers is an independent trustee of each of us, SNH and GOV. All of the executive officers of us, SNH and GOV are also employees of RMR, including Mr. David M. Blackman, our President and Chief Operating Officer, who is also President and Chief Operating Officer of GOV.

ARCP indirectly owns and/or controls CCIT's advisor, Cole Corporate Income Advisors, LLC, a Delaware limited liability company, or CCI Advisors, CCIT's property manager, CREI Advisors, LLC, an Arizona limited liability company, or CREI Advisors, and CCIT's sponsor, Cole Capital®. Pursuant to an advisory agreement between CCIT and CCI Advisors, CCIT pays CCI Advisors certain advisory, acquisition and disposition fees for services rendered and reimburses CCI Advisors for certain expenses incurred. Mr. Nicholas S. Schorsch, the chairman, chief executive officer and president of CCIT, and Mr. Brian S. Block, the executive vice president, chief financial officer and treasurer of CCIT, and Mr. D. Kirk McAllaster, Jr., the former executive vice president, chief financial officer and treasurer of CCIT, are or were employees of ARCP and have served as executive officers of CCI Advisors and/or its affiliates. Such persons are compensated by ARCP, in part, for their services to CCIT but do not and did not receive any compensation directly from CCIT. On September 30, 2014, ARCP entered into a definitive agreement with RCS Capital Corporation, or RCAP, pursuant to which RCAP will acquire Cole Capital®.

These interests of our Trustees, executive officers and manager, and CCIT's directors, executive officers and advisor, respectively, in the Merger, the sale of the Healthcare Properties and the other transactions contemplated by the Merger Agreement may increase the risk of litigation intended to enjoin or prevent the Merger, the sale of the Healthcare Properties, the issuance of our common shares to CCIT stockholder pursuant to the Merger Agreement and the transactions contemplated by the Merger Agreement and increase the risk of other dissident shareholder activity related thereto. In the past, and in particular following the announcement of a significant transaction, periods of volatility in the overall market or declines in the market price of a company's securities, shareholder litigation and dissident shareholder proposals, including director or trustee nominations by dissident shareholders, have often been instituted against companies alleging conflicts of interest in business dealings with affiliated or related persons and entities. The relationships described above may precipitate such activities by dissident shareholders and, if instituted against us, CCIT, SNH, GOV or their respective trustees, directors or executive officers, such activities could result in substantial costs, a material delay or prevention of the Merger and the related transactions and a diversion of our management's attention, even if the shareholder action is without merit or unsuccessful.

If our committed debt financing is not available, or if the sale of the Healthcare Properties to SNH does not close, we may be required to obtain alternative financing for the Merger on terms which are materially less favorable to us.

We intend to finance the Cash Consideration and the fees, expenses and costs incurred in connection with the Merger and the related transactions, and to repay or refinance certain of CCIT's borrowings, in part, with our available cash on hand, funds from financings and proceeds from the sale of the Healthcare Properties to SNH. In connection with the Merger, we entered into the Commitment Letter for a 364-day senior unsecured bridge loan facility in an aggregate principal amount of $1,000,000,000 and the Purchase and Sale Agreement for the sale of the Healthcare Properties for a purchase price of $539,000,000 (inclusive of the assumption by SNH of certain secured debt of approximately $30,000,000). We also have a $750,000,000 unsecured revolving credit facility that is available for general business purposes, including acquisitions. The obligations of lenders under the Commitment Letter and unsecured revolving credit facility and the obligations of SNH under the Purchase and Sale Agreement are subject to certain conditions precedent, which may or may not be satisfied as of the closing of the Merger. The availability of these funds to us is not a condition precedent to our obligation to complete the Merger. In the event any of these funds are not available or are available in less than the full amount anticipated, we will be required to seek alternative financing, which may not be available on acceptable terms, in a timely manner or at all.

If we are unable to finance the Merger and related transactions with longer term senior debt timely and on favorable terms, our anticipated costs of financing the Merger and related transactions could materially increase.

We plan to seek longer term senior unsecured debt financing of the Cash Consideration, fees, expenses and costs incurred in connection with the Merger and the related transactions, and the repayment or refinancing of certain of CCIT's borrowings. In advance of seeking such longer term financing, we hope to obtain an investment grade rating for our senior unsecured debt. Our ability to obtain longer term senior unsecured debt financing of the Merger and related transactions timely and on favorable terms is subject to market risk. If we do not obtain an investment grade rating for our senior debt, the terms of such financing may not be as favorable as anticipated. In addition, under the Commitment Letter, we are required to pay duration fees that increase in amount the longer the bridge loan remains outstanding. Such fees equal 0.25% of the outstanding principal amount of the bridge loan on the 90th day following the closing date of the Merger, 0.50% on the outstanding principal amount of the bridge loan on the 180th day following the closing date of the Merger and 0.75% on the outstanding principal amount of the bridge loan on the 270th day following the closing date of the Merger. If we are not able to obtain longer term debt financing of the Merger and related transactions timely and on favorable terms, we may be required to pay duration fees and seek alternative longer term financing, such as secured borrowing or a sale of equity securities, and our available cash flow to fund working capital, capital expenditures, acquisitions and other business activities may be reduced. In such event, the alternative financing may be more expensive and the benefits expected to be received by us in the Merger and related transactions could be reduced or eliminated.

Our anticipated level of indebtedness will increase upon completion of the Merger and will increase the related risks we now face.

In connection with the Merger, we will incur significant additional indebtedness and may acquire certain properties of CCIT subject to mortgage indebtedness. As a result, we will be subject to increased risks associated with debt financing, including an increased risk that our cash flow could be insufficient to meet required payments on our debt. As of June 30, 2014, we had indebtedness of approximately $443,100,000. Taking into account our existing indebtedness, the incurrence of additional indebtedness in connection with the Merger and the expected acquisition of properties subject to indebtedness in the Merger, our pro forma consolidated indebtedness as of June 30, 2014, after giving effect to the Merger and the other transactions contemplated by the Merger Agreement, would be up to approximately $2,300,000,000. Our increased indebtedness could have important consequences to holders of our common shares, including:

•	increasing our vulnerability to general adverse economic and business conditions;

•	limiting our ability to obtain additional financing to fund future acquisitions, working capital, capital expenditures and other general corporate requirements;

•

requiring the use of a substantial portion of our cash flow from operations for the payment of principal and interest on our indebtedness, thereby reducing our ability to use our cash flow to fund working capital, acquisitions, capital expenditures and general corporate operating requirements; and

•	limiting our flexibility in planning for, or reacting to, changes in our business.

If we default under a loan (including any default in covenants contained in our existing revolving credit facility, term loan and the new bridge loan facility anticipated under the Commitment Letter), we may be in default under any other loan that has cross-default provisions, and further borrowings under our existing revolving credit facility or term loan will be prohibited and outstanding indebtedness under our existing revolving credit facility, term loan or such other loans may be accelerated.

Our variable rate indebtedness (including the new bridge loan facility anticipated under the Commitment Letter) subjects us to interest rate risk. When interest rates increase, so will our interest costs, which could adversely affect our cash flow, our ability to pay principal and interest on our debt, our cost of refinancing our debt when it becomes due and our ability to make or sustain distributions to our shareholders. Also, if we choose to hedge our interest rate risk, we cannot guarantee that the hedge will be effective or that the hedging counterparty will meet its obligations to us.

The new bridge loan facility anticipated under the Commitment Letter has a 364-day term and the principal balance of such loan will not be reduced during the term of the loan, except in the case of voluntary or mandatory prepayments. At maturity we will be required to make a lump sum payment of the principal (less any amount of prepayments). Our ability to make this lump sum payment is uncertain and may depend upon our ability to obtain additional financing.

We will have a large number of new shareholders after the closing of the Merger who are current stockholders of CCIT. CCIT Common Stock has not been listed on a national securities exchange prior to the Merger, and there may be significant pent up desire by these new shareholders to sell our common shares. Significant sales of our common shares, or the perception that such sales could occur, may cause the market price of our common shares to decline following the closing of the Merger.

CCIT Common Stock has not been listed on any national securities exchange and the ability of CCIT stockholders to sell their stock has been limited. As a result, there may be significant pent up desire to sell our common shares acquired as Merger Consideration following the closing of the Merger. A large volume of sales of our common shares may decrease the prevailing market price of our common shares and may impair our ability to raise additional capital through the sale of equity securities in the future. Even if a substantial number of our common shares are not sold, the perception of the possibility of these sales could depress the market price of our common shares and have a negative effect on our ability to raise capital in the future.

The Merger is subject to a number of conditions which, if not satisfied or waived, would adversely impact our and CCIT’s abilities to complete the Merger.

The Merger, which is expected to close during the first quarter of 2015, is subject to certain closing conditions, including, among others (i) the approval of the issuance of our common shares to CCIT stockholders pursuant to the Merger Agreement by our shareholders and the approval for listing on the NYSE of such shares, (ii) the approval of the Merger by CCIT stockholders, (iii) the absence of any law or injunction prohibiting the Merger or the other transactions contemplated by the Merger Agreement, (iv) the effectiveness of the Registration Statement on Form S-4, filed with the SEC on October 17, 2014, pursuant to which our common shares to be issued as Share Consideration in the Merger will be registered under the Securities Act, (v) the accuracy of each of our and CCIT’s representations and warranties in the Merger Agreement and compliance with covenants, subject in each case to materiality standards, (vi) the absence of any material adverse effect with respect to either us or CCIT, (vii) delivery of certain tax opinions and (viii) the receipt of certain lender consents.

There can be no assurance these conditions will be satisfied or waived, in those circumstances where a waiver is permitted. Therefore, there can be no assurance with respect to the timing of the closing of the Merger or that the Merger will be completed at all.

The pendency of the Merger could adversely affect our business and operations.

In connection with the pending Merger and the other transactions contemplated by the Merger Agreement, some tenants or vendors may delay or defer decisions related to their business dealings with us, which could negatively impact our revenues, earnings, cash flows or expenses, regardless of whether the Merger is completed. In addition, due to operating covenants in the Merger Agreement, we may be unable, during the pendency of the Merger, to pursue certain strategic transactions, undertake certain significant capital projects, undertake certain significant financing transactions and otherwise pursue other actions that are not in the ordinary course of business, even if such actions would prove beneficial to us.

Any delay in completing the transactions contemplated by the Merger Agreement may reduce or eliminate the benefits we expect to achieve in the Merger.

The completion of the Merger and the other transactions contemplated by the Merger Agreement are subject to a number of closing conditions that are beyond our control and that may prevent or delay completion of the Merger. We cannot predict whether or when these other conditions will be satisfied. Furthermore, the requirements for obtaining the consents required under the Merger Agreement could delay the completion of the Merger for a significant period of time or prevent it from occurring. Such a delay could materially reduce the benefits expected to be received by us in the Merger.

The transition of business and property management functions of CCIT from its current advisor to RMR may create additional costs for us and any delays in the transition may reduce the benefits expected to be received by us in the Merger.

The Merger involves the combination of two companies that currently operate as independent public companies with different business and property managers. CCIT's advisor, CCI Advisors, Cole Realty Advisors, Inc., an Arizona corporation, or CR Advisors, CREI Advisors (CREI Advisor, CCI Advisors and CR Advisors being collectively referred to as the Cole Advisors) and CCIT entered into a Management Termination and Transition Agreement and Second Amendment to the Advisory Agreement by and between CCIT and CCI Advisors, or the Termination and Transition Agreement. Pursuant to that agreement, CCIT's management agreements with the Cole Advisors, including CCIT’s advisory agreement with CCI Advisors, will terminate at the closing of the Merger. We and RMR will be required to devote significant management attention and resources to integrating our properties and operations with CCIT’s properties and operations. Potential difficulties may arise from this integration process, including, among others, difficulties transitioning management of particular properties, difficulties or delays in transitioning financial or tax reporting functions with respect to some or all of CCIT's assets to be acquired by us or difficulties transitioning transfer agency or other shareholder services. While we have assumed that a certain level of transition and integration expense would be incurred and expect to receive limited transition services from the Cole Advisors, these and other transition and integration difficulties may create additional expenses for us and reduce or delay the benefits expected to be received by us in connection with the Merger.

Additionally, we may rely on the Cole Advisors for additional transition services which may increase the cost to us under the Termination and Transition Agreement. Pursuant to that agreement, services provided beyond 250 hours in the aggregate or outside of the scope of services set forth in the agreement will be billed to us separately on terms to be agreed upon by the parties. We may require such additional transition services, either in quantity or in scope, which may increase the cost of transitioning management of CCIT to RMR.

Our future financial results may suffer if we are unable to effectively manage our expanded portfolio and operations following the Merger.

Following the Merger, we will have an expanded portfolio and operations and may continue to expand our operations through additional acquisitions and other strategic transactions. As a result, we will face competition for tenants in additional markets, may face new challenges in attracting and retaining tenants and will likely compete with more investors for acquisition opportunities. Our future success will depend, in part, upon our ability to attract and retain tenants in these new markets, manage our expansion opportunities, integrate new operations into our existing business in an efficient and timely manner, successfully monitor our operations and costs, and maintain necessary internal controls. We cannot assure you that we will be able to maintain current rents and occupancy at the properties we acquire, that expansion or acquisition opportunities will be successful, or that we will realize any expected revenue enhancements or other benefits from such transactions.

CCIT does not have a substantial operating history, and its ability to achieve its investment objectives in the past may not be an accurate predictor of the performance of CCIT’s properties as a part of SIR following the Merger.

CCIT was formed on April 6, 2010 and acquired the majority of its properties in the last 24 months. As a result, the past performance of CCIT and other REITs affiliated with CCIT’s sponsor Cole Capital® may not be accurate predictors of the future results of the CCIT properties proposed to be acquired by us in the Merger. You should consider the prospects of the properties proposed to be acquired from CCIT in light of the risks, uncertainties and difficulties frequently encountered by companies like CCIT that do not have a substantial operating history, some of which may be beyond our control.

We expect to incur significant costs in connection with the completion of the Merger, and factors beyond our control could affect the total amount or timing of these costs.

We expect to incur significant costs in connection with completing the Merger and integrating our portfolio of properties with CCIT into a combined company. While we have assumed that a certain level of transaction and integration expenses will be incurred, there are factors beyond our control that could affect the total amount or the timing of our integration expenses. Many of the expenses that may be incurred, by their nature, are difficult to estimate accurately at the present time.

We may incur adverse tax consequences if CCIT has failed or fails to qualify as a REIT for United States federal income tax purposes.

If CCIT has failed or fails to qualify as a REIT for United States federal income tax purposes and the Merger is completed, we may inherit significant tax liabilities and could lose our REIT status. Even if we retain our REIT status, if CCIT loses its REIT status for a taxable year before the Merger or that includes the Merger, we will face serious tax consequences that could substantially reduce our cash available for distribution to our shareholders because:

•	We, as the successor by merger to CCIT, would generally inherit any corporate income tax liabilities of CCIT, including penalties and interest;

•

We would be subject to tax on the built-in gain on each asset of CCIT existing at the time of the Merger if we were to dispose of a CCIT asset (including as part of the sale of the Healthcare Properties) during a specified period (generally 10 years) following the Merger; and

•

We could be required to pay a special distribution and/or employ applicable deficiency dividend procedures (including interest payments to the United States Internal Revenue Service, or the IRS) to eliminate any earnings and profits accumulated by CCIT for taxable periods that it did not qualify as a REIT.

As a result of these factors, CCIT's failure before the Merger to qualify as a REIT could impair our ability after the Merger to expand our business and raise capital, and could materially adversely affect the value of our common shares.

Also, if there is an adjustment to CCIT's real estate investment trust taxable income or dividends paid deductions, we could elect to use the deficiency dividend procedure in order to maintain CCIT's REIT status, but that deficiency dividend procedure could require us to make significant distributions to our shareholders and to pay significant interest to the IRS.

Our concentration of properties on the island of Oahu, HI, which contributed approximately 43.4% of our total revenues for the year ended December 31, 2013, will be diluted by the addition of the CCIT portfolio acquired by us in the Merger.

Historically, our portfolio has been significantly affected by the results from our properties located in Hawaii. For example, approximately 43.4% of our total revenues for the year ended December 31, 2013 were received from our properties located on the island of Oahu, HI. Following the completion of the Merger, the impact from the Hawaii Properties will likely be diluted. While the shift in the concentration of our portfolio may reduce our exposure to certain risks associated with Hawaii and its economy (including fluctuations in tourism demand and the occurrence of natural disasters such as tsunamis, hurricanes, flooding, volcanic eruptions and earthquakes), the acquisition of CCIT’s portfolio will increase our exposure to new and different risks associated with mainland properties. Also, the risks and benefits associated with periodic rent resets for our Hawaii Properties pursuant to our leases will be diluted by the acquisition of the properties of CCIT to be acquired by us in the Merger. As a result, the risk profile of our portfolio following the Merger will be different from our historical risk profile.

Many of our properties following the Merger may depend upon a single tenant for all or a majority of its rental income; therefore, our financial condition, including our ability to make distributions to our shareholders, may be adversely affected by the bankruptcy or insolvency, a downturn in the business, or a lease termination of a single tenant.

Almost all of the properties in the CCIT portfolio to be acquired by us are occupied by only one tenant and, therefore, the success of those properties will be materially dependent on the financial stability of such tenants. Such tenants face competition within their industries and other factors that could reduce their ability to make rent payments. For example, the CCIT portfolio contains several industrial properties, and a general reduction in U.S. manufacturing activity could reduce manufacturing tenants’ abilities to pay rent. Following the Merger, lease payment defaults by such tenants could cause us to reduce the amount of distributions paid to our shareholders. A default by a single or major tenant, the failure of a guarantor to fulfill its obligations or other premature termination of a lease to such a tenant or such tenant’s election not to extend a lease upon its expiration could have an adverse effect on our financial condition and our ability to pay distributions to our shareholders following the Merger.

Our shareholders will have a reduced ownership and voting interest after the Merger.

Our shareholders have the right to vote in the election of our Board of Trustees and on certain other matters affecting us. As a result of the issuance of a significant number of our common shares in the Merger, after the Merger, our pre-Merger shareholders will own a smaller proportion of our outstanding common shares than the proportion of our outstanding common shares they owned before the Merger and, as a result, they will have less influence on our management and policies following the Merger than they now have on our management and policies.

The market price of our common shares may decline in the future as a result of the Merger and the other transactions contemplated by the Merger Agreement or for other reasons.

The market price of our common shares may decline in the future as a result of the Merger and the other transactions contemplated by the Merger Agreement for a number of reasons, including us not achieving the perceived benefits of the Merger as rapidly as or to the extent anticipated by financial or industry analysts. Also, the market price of our common shares may be affected by perceived additional risks or uncertainties to us following the Merger to which we are not currently exposed.

We cannot assure you that we will continue paying distributions at or above the annualized distribution rate currently paid by us.

Our current annualized distribution rate is $1.92 per share. On September 2, 2014, we announced that we expect to increase our annualized distribution rate to $2.00 per share (or $0.50 per share per quarter) following the completion of the Merger. However, we may not be able to continue paying distributions at or above the current annualized distribution rate for various reasons, including that:

•

Our ability to pay distributions may be adversely affected if any of the risks described herein or in our Annual Report on Form 10‑K for the fiscal year ended December 31, 2014, which is incorporated into this Quarterly Report on Form 10-Q by reference, or other significant events, occur;

•

our declaration and payment of distributions is subject to compliance with restrictions contained in our revolving credit facility and term loan agreements and may be subject to restrictions in the agreements governing future debt we may incur, including the bridge loan agreement and the terms of any debts issued to finance or refinance the Merger and related transactions;

•	we may desire to retain cash to obtain, maintain or improve our credit ratings; and

•

we have no obligation to pay distributions, and each distribution is made at the discretion of our Board of Trustees; the payment of each distribution by us depends on various factors that our Board of Trustees at the time deems relevant, including among other things, our results of operations, financial condition, available debt and equity, expectation of future capital requirements and operating performance, tax law requirements for us to qualify for taxation as and remain a REIT under Internal Revenue Code of 1986, as amended, and restrictions under our credit agreements and Maryland law.

For these reasons, among others, we may not increase our annualized distribution rate as anticipated, our current distribution rate, or any increase thereof, may decline or we may cease making distributions.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On July 8,  August 7 and September 8, 2014 we issued 2,980,  3,065 and 3,174 of our common shares, respectively, to RMR in payment of a portion of the management fee due to RMR pursuant to our business management agreement with RMR.  We issued these shares pursuant to an exemption from registration contained in Section 4(a)(2) of the Securities Act.

Item 6. Exhibits

2.1

Agreement and Plan of Merger, dated as of August 30, 2014, among Select Income REIT, SC Merger Sub LLC and Cole Corporate Income Trust, Inc.  (Incorporated by reference to Select Income REIT’s Current Report on Form 8-K dated August 30, 2014.)

2.2

Purchase and Sale Agreement and Joint Escrow Instructions, dated as of August 30, 2014, between SC Merger Sub LLC, Senior Housing Properties Trust and, to evidence its agreement to be bound by the terms of Section 11.2, Select Income REIT.  (Incorporated by reference to Select Income REIT’s Current Report on Form 8-K dated August 30, 2014.)

3.1

Composite Copy of Amended and Restated Declaration of Trust, dated March 9, 2012, as amended to date.  (Incorporated by reference to Select Income REIT’s Registration Statement on Form S-4, File No. 333-199445)

3.2	Composite Copy of Amended and Restated Declaration of Trust, dated March 9, 2012, as amended to date (marked copy). (Filed herewith.)

3.3	Amended and Restated Bylaws of Select Income REIT. (Incorporated by reference to Select Income REIT’s Current Report on Form 8-K dated March 26, 2014.)

4.1	Form of Common Share Certificate. (Incorporated by reference to Select Income REIT’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012.)

10.1

Commitment Letter, dated as of August 30, 2014, among Select Income REIT, Citigroup Global Markets Inc., UBS AG, Stamford Branch and UBS Securities LLC.  (Incorporated by reference to Select Income REIT’s Current Report on Form 8-K dated August 30, 2014.)

10.2

Joinder Agreement to Senior Unsecured Bridge Loan Commitment Letter, dated as of September 9, 2014, among Citigroup Global Markets Inc., UBS AG, Stamford Branch, UBS Securities LLC, Bank of America, N.A., Royal Bank of Canada, Jefferies Finance LLC, and Morgan Stanley Bank, N.A.  (Incorporated by reference to Select Income REIT’s Current Report on Form 8-K dated September 9, 2014.)

31.1	Rule 13a-14(a) Certification. (Filed herewith.)

31.2	Rule 13a-14(a) Certification. (Filed herewith.)

31.3	Rule 13a-14(a) Certification. (Filed herewith.)

31.4	Rule 13a-14(a) Certification. (Filed herewith.)

32.1	Section 1350 Certification. (Furnished herewith.)

99.1

Voting and Standstill Agreement, dated as of August 30, 2014, by and among Cole Corporate Income Trust, Inc., Government Properties Income Trust and American Realty Capital Properties, Inc.  (Incorporated by reference to Select Income REIT’s Current Report on Form 8-K dated August 30, 2014.)

99.2

Voting and Standstill Agreement, dated as of August 30, 2014, by and among Cole Corporate Income Trust, Inc., Reit Management & Research LLC and American Realty Capital Properties, Inc.  (Incorporated by reference to Select Income REIT’s Current Report on Form 8-K dated August 30, 2014.)

101.1

The following materials from Select Income REIT’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014 formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income and Comprehensive Income, (iii) the Condensed Consolidated Statements of Cash Flows and (iv) related notes to these financial statements, tagged as blocks of text and detail. (Filed herewith.)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SELECT INCOME REIT

By:	/s/ David M. Blackman
David M. Blackman
President and Chief Operating Officer
Dated: October 27, 2014

By:	/s/ John C. Popeo
John C. Popeo
Treasurer and Chief Financial Officer
(principal financial and accounting officer)
Dated: October 27, 2014