Form 10-K
period 2014-12-31
Select Income REIT
filed 2015-02-19
CIK 1537667

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10‑K

4
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 1‑35442

SELECT INCOME REIT

(Exact Name of Registrant as Specified in Its Charter)

Maryland	45‑4071747
(State of Organization)	(IRS Employer Identification No.)

Two Newton Place, 255 Washington Street, Suite 300, Newton, Massachusetts 02458‑1634

(Address of Principal Executive Offices) (Zip Code)

Registrant’s Telephone Number, Including Area Code: 617‑796‑8303

Securities registered pursuant to Section 12(b) of the Act:

Title Of Each Class	Name of Each Exchange On Which Registered
Common Shares of Beneficial Interest	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well‑known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒  No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐  No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S‑T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S‑K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10‑K or any amendment to this Form 10‑K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non‑accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b‑2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non‑accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act). Yes ☐  No ☒

The aggregate market value of the voting common shares of beneficial ownership, $.01 par value, or common shares, of the registrant held by non‑affiliates was approximately $1.1 billion based on the $29.64 closing price per common share on the New York Stock Exchange on June 30, 2014. For purposes of this calculation, an aggregate of 48,708 common shares held directly by, or by affiliates of, the trustees and the officers of the registrant have been included in the number of common shares held by affiliates. In addition, an aggregate 22,000,000 common shares held by CommonWealth REIT (now known as Equity Commonwealth) as of June 30, 2014 have also been included in the number of common shares held by affiliates; 21,500,000 of such common shares were subsequently transferred to, and are currently held by, Government Properties Income Trust and 500,000 of such common shares were subsequently transferred to, and are currently held by, Reit Management & Research LLC.

Number of the registrant’s common shares outstanding as of February 17, 2015: 88,406,214.

References in this Annual Report on Form 10‑K to the “Company”, “SIR”, “we”, “us” or “our” mean Select Income REIT and its consolidated subsidiaries, unless the context otherwise requires.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required by Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10‑K is incorporated by reference to our definitive Proxy Statement for the 2015 Annual Meeting of Shareholders, or our definitive Proxy Statement, to be filed with the Securities and Exchange Commission within 120 days after the fiscal year ended December 31, 2014.

WARNING CONCERNING FORWARD LOOKING STATEMENTS

THIS ANNUAL REPORT ON FORM 10‑K CONTAINS STATEMENTS THAT CONSTITUTE FORWARD LOOKING STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 AND OTHER SECURITIES LAWS. ALSO, WHENEVER WE USE WORDS SUCH AS “BELIEVE”,  “EXPECT”,  “ANTICIPATE”,  “INTEND”,  “PLAN”,  “ESTIMATE” OR SIMILAR EXPRESSIONS, WE ARE MAKING FORWARD LOOKING STATEMENTS. THESE FORWARD LOOKING STATEMENTS ARE BASED UPON OUR PRESENT INTENT, BELIEFS OR EXPECTATIONS, BUT FORWARD LOOKING STATEMENTS ARE NOT GUARANTEED TO OCCUR AND MAY NOT OCCUR. FORWARD LOOKING STATEMENTS IN THIS REPORT RELATE TO VARIOUS ASPECTS OF OUR BUSINESS, INCLUDING:

•	THE LIKELIHOOD THAT OUR TENANTS WILL PAY RENT, EXTEND OR RENEW THEIR LEASES, ENTER INTO NEW LEASES OR BE AFFECTED BY CYCLICAL ECONOMIC CONDITIONS,
•	OUR ACQUISITIONS OF PROPERTIES,
•	OUR SALES OF PROPERTIES,
•	OUR ABILITY TO COMPETE FOR ACQUISITIONS AND TENANCIES EFFECTIVELY,
•	THE LIKELIHOOD THAT OUR RENTS MAY INCREASE WHEN RENTS ARE RESET AT OUR LEASED LANDS IN HAWAII,
•	OUR ABILITY TO PAY DISTRIBUTIONS TO OUR SHAREHOLDERS AND THE AMOUNT OF SUCH DISTRIBUTIONS,
•	THE FUTURE AVAILABILITY OF BORROWINGS UNDER OUR REVOLVING CREDIT FACILITY,
•	OUR POLICIES AND PLANS REGARDING INVESTMENTS, FINANCINGS AND DISPOSITIONS,
•	OUR ABILITY TO RAISE EQUITY OR DEBT CAPITAL,
•	OUR ABILITY TO PAY INTEREST ON AND PRINCIPAL OF OUR DEBT,
•	OUR TAX STATUS AS A REAL ESTATE INVESTMENT TRUST, OR REIT,
•	THE CREDIT QUALITIES OF OUR TENANTS,
•

OUR EXPECTATION THAT WE WILL BENEFIT FINANCIALLY BY PARTICIPATING IN AFFILIATES INSURANCE COMPANY, OR AIC, WITH REIT MANAGEMENT & RESEARCH LLC, OR RMR, AND COMPANIES TO WHICH RMR PROVIDES MANAGEMENT SERVICES, AND

•	OTHER MATTERS.

i

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
•

ACTUAL AND POTENTIAL CONFLICTS OF INTEREST WITH OUR MANAGING TRUSTEES, GOVERNMENT PROPERTIES INCOME TRUST, OR GOV, RMR, SENIOR HOUSING PROPERTIES TRUST, OR SNH, AIC, AND THEIR RELATED PERSONS AND ENTITIES, AND

•	ACTS OF TERRORISM, OUTBREAKS OF SO CALLED PANDEMICS OR OTHER MANMADE OR NATURAL DISASTERS BEYOND OUR CONTROL.

FOR EXAMPLE:

•

OUR BOARD OF TRUSTEES EXPECTS TO RAISE OUR REGULAR QUARTERLY COMMON SHARE DISTRIBUTION BY $0.02 TO $0.50 ($2.00 PER SHARE PER YEAR). SUCH AN INCREASE IS NOT GUARANTEED TO OCCUR. ADDITIONALLY, AN IMPLICATION OF THIS STATEMENT MAY BE THAT WE WILL CONTINUE TO PAY REGULAR QUARTERLY COMMON SHARE DISTRIBUTIONS OF $0.50 PER SHARE PER QUARTER, OR $2.00 PER SHARE PER YEAR, THEREAFTER. HOWEVER, OUR COMMON SHARE DISTRIBUTION RATES ARE SET AND RESET FROM TIME TO TIME AT THE DISCRETION OF OUR BOARD OF TRUSTEES. THE SIR BOARD CONSIDERS MANY FACTORS WHEN SETTING OUR DISTRIBUTION RATES INCLUDING OUR HISTORICAL AND PROJECTED INCOME, OUR HISTORICAL AND PROJECTED NORMALIZED FUNDS FROM OPERATIONS, OUR CURRENT AND EXPECTED NEEDS FOR AND AVAILABILITY OF CASH, THE DISTRIBUTION RATE REQUIRED TO MAINTAIN OUR TAX STATUS AS A REIT, LIMITATIONS IN OUR REVOLVING CREDIT FACILITY AND TERM LOAN AGREEMENT AND PUBLIC DEBT COVENANTS, THE AVAILABILITY OF DEBT AND EQUITY CAPITAL AND OTHER MATTERS DEEMED RELEVANT BY OUR BOARD. WE CAN PROVIDE NO ASSURANCE REGARDING THE AMOUNT OF FUTURE DISTRIBUTIONS. IN FACT, OUR FUTURE QUARTERLY DISTRIBUTIONS MAY BE LESS THAN $0.50 PER SHARE AND LESS THAN $2.00 PER SHARE PER YEAR,

•	CONTINGENCIES IN OUR ACQUISITION AND SALE AGREEMENTS, IF ANY, MAY NOT BE SATISFIED AND OUR PENDING ACQUISITIONS AND SALES MAY NOT OCCUR, MAY BE DELAYED OR THE TERMS OF SUCH TRANSACTIONS MAY CHANGE,
•

OUR ABILITY TO GROW OUR BUSINESS AND INCREASE OUR DISTRIBUTIONS DEPENDS IN LARGE PART UPON OUR ABILITY TO BUY PROPERTIES AND LEASE THEM FOR RENTS, LESS PROPERTY OPERATING COSTS, THAT EXCEED OUR CAPITAL COSTS. WE MAY BE UNABLE TO IDENTIFY PROPERTIES THAT WE WANT TO ACQUIRE OR TO NEGOTIATE ACCEPTABLE PURCHASE PRICES, ACQUISITION FINANCING OR LEASE TERMS FOR NEW PROPERTIES,

•

OUR ABILITY TO MAKE FUTURE DISTRIBUTIONS AND PAYMENTS OF PRINCIPAL AND INTEREST ON OUR NOTES, OR OUR OTHER INDEBTEDNESS DEPENDS UPON A NUMBER OF FACTORS, INCLUDING OUR FUTURE EARNINGS AND THE CAPITAL COSTS WE INCUR TO LEASE OUR PROPERTIES,

•	RENTS THAT WE CAN CHARGE AT OUR PROPERTIES MAY DECLINE BECAUSE OF CHANGING MARKET CONDITIONS OR OTHERWISE,
•

A MAJORITY OF OUR HAWAII PROPERTIES ARE LANDS LEASED FOR RENTS THAT ARE PERIODICALLY RESET BASED ON FAIR MARKET VALUES. THIS ANNUAL REPORT ON FORM 10‑K STATES THAT REVENUES FROM OUR PROPERTIES IN HAWAII HAVE GENERALLY INCREASED DURING OUR OWNERSHIP AS THE LEASES FOR THOSE PROPERTIES HAVE BEEN RESET OR RENEWED. THERE CAN BE NO ASSURANCE THAT REVENUES FROM OUR HAWAII PROPERTIES WILL INCREASE AS A RESULT OF FUTURE RENT RESETS OR LEASE RENEWALS, AND FUTURE RESET RENTS COULD DECREASE,

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

•	CONTINUED AVAILABILITY OF BORROWINGS UNDER OUR REVOLVING CREDIT FACILITY IS SUBJECT TO OUR SATISFYING CERTAIN FINANCIAL COVENANTS AND MEETING OTHER CUSTOMARY CREDIT FACILITY CONDITIONS,
•	ACTUAL COSTS UNDER OUR REVOLVING CREDIT FACILITY OR OTHER FLOATING RATE CREDIT FACILITIES WILL BE HIGHER THAN LIBOR PLUS A PREMIUM BECAUSE OF OTHER FEES AND EXPENSES ASSOCIATED WITH SUCH FACILITIES,

•	SOME OF OUR TENANTS MAY NOT RENEW EXPIRING LEASES, AND WE MAY BE UNABLE TO OBTAIN NEW TENANTS TO MAINTAIN OR INCREASE THE HISTORICAL OCCUPANCY RATES OF, OR RENTS FROM, OUR PROPERTIES,
•	WE MAY BE UNABLE TO REPAY OUR DEBT OBLIGATIONS WHEN THEY BECOME DUE,
•

THE MAXIMUM BORROWING AVAILABILITY UNDER OUR REVOLVING CREDIT FACILITY AND OUR TERM LOAN MAY BE INCREASED TO UP TO $2.2 BILLION ON A COMBINED BASIS IN CERTAIN CIRCUMSTANCES; HOWEVER, INCREASING THE MAXIMUM BORROWING AVAILABILITY UNDER OUR REVOLVING CREDIT FACILITY AND TERM LOAN IS SUBJECT TO OUR OBTAINING ADDITIONAL COMMITMENTS FROM LENDERS, WHICH MAY NOT OCCUR,

•

WE HAVE THE OPTION TO EXTEND THE MATURITY DATE OF OUR REVOLVING CREDIT FACILITY UPON THE PAYMENT OF A FEE AND MEETING CERTAIN OTHER CONDITIONS. WE CAN PROVIDE NO ASSURANCE THAT THE APPLICABLE CONDITIONS WILL BE MET,

•

WE BELIEVE THAT OUR CONTINUING RELATIONSHIPS WITH RMR, GOV, AIC, SNH, AND THEIR AFFILIATED AND RELATED PERSONS AND ENTITIES MAY BENEFIT US AND PROVIDE US WITH COMPETITIVE ADVANTAGES IN OPERATING AND GROWING OUR BUSINESS. IN FACT, THE ADVANTAGES WE BELIEVE WE MAY REALIZE FROM THESE RELATIONSHIPS MAY NOT MATERIALIZE, AND

•

THE MARGINS USED TO DETERMINE THE INTEREST RATE ON OUR REVOLVING CREDIT FACILITY AND OUR TERM LOAN AND THE FACILITY FEE WE PAY ON OUR REVOLVING CREDIT FACILITY ARE BASED ON OUR CREDIT RATINGS. FUTURE CHANGES IN OUR CREDIT RATINGS MAY CAUSE THE INTEREST WE PAY TO CHANGE.

THESE RESULTS COULD OCCUR DUE TO MANY DIFFERENT CIRCUMSTANCES, SOME OF WHICH ARE BEYOND OUR CONTROL, SUCH AS NATURAL DISASTERS, CHANGES IN OUR TENANTS’ FINANCIAL CONDITIONS OR THE MARKET DEMAND FOR LEASED SPACE OR CHANGES IN CAPITAL MARKETS OR THE ECONOMY GENERALLY.

THE INFORMATION CONTAINED ELSEWHERE IN THIS ANNUAL REPORT ON FORM 10‑K OR IN OUR FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION, OR SEC, INCLUDING UNDER THE CAPTION “RISK FACTORS”, OR INCORPORATED HEREIN OR THEREIN, IDENTIFIES OTHER IMPORTANT FACTORS THAT COULD CAUSE DIFFERENCES FROM OUR FORWARD LOOKING STATEMENTS. OUR FILINGS WITH THE SEC ARE AVAILABLE ON THE SEC’S WEBSITE AT WWW.SEC.GOV.

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

SELECT INCOME REIT

2014 FORM 10‑K ANNUAL REPORT

PART I

Item 1.  Business

Our Company

We are a real estate investment trust, or REIT, organized under Maryland law that primarily owns and invests in single tenant, net leased properties. As of December 31, 2014, we owned 51 properties (281 buildings, leasable land parcels and easements) with approximately 27.7 million rentable square feet that were 96.4% leased (based on rentable square feet). These properties consisted of (i) 40 office and industrial properties (52 buildings) with approximately 9.9 million square feet located in 21 states throughout the mainland United States, or our Mainland Properties, and (ii) 11 properties (229 buildings, leasable land parcels and easements) located on the island of Oahu, HI, or our Hawaii Properties, which included approximately 17.8 million rentable square feet that are primarily leased to industrial and commercial tenants. As of December 31, 2014, our properties were leased to 262 different tenants, with a weighted average remaining lease term (based on annualized rental revenue) of approximately 10.5 years.

Our principal executive offices are located at Two Newton Place, 255 Washington Street, Suite 300, Newton, Massachusetts 02458‑1634, and our telephone number is (617) 796‑8303.

Acquisition of Cole Corporate Income Trust, Inc. and Sale of Healthcare Properties to Senior Housing Properties Trust, or SNH

On January 29, 2015, we completed our acquisition of Cole Corporate Income Trust, Inc., a Maryland corporation, or CCIT, pursuant to the Agreement and Plan of Merger, dated as of August 30, 2014, as amended, or the Merger Agreement, by and among us, SC Merger Sub LLC, a Maryland limited liability company and our wholly owned subsidiary, or SIR Merger Sub, and CCIT. At the effective time on January 29, 2015, CCIT merged with and into SIR Merger Sub, and the separate corporate existence of CCIT ceased, with SIR Merger Sub surviving as our wholly owned subsidiary, or the CCIT Merger.

At the effective time of the CCIT Merger, we acquired CCIT’s full property portfolio, which included 64 office and industrial net leased properties, or the 64 CCIT Properties, as well as 23 healthcare properties which, as described below, we sold to SNH.  The estimated total consideration for our acquisition of CCIT’s full portfolio was approximately $3.0 billion, including the assumption of approximately $297.7 million of mortgage debt principal (of which approximately $30.0 million was assumed by SNH, in the Healthcare Properties Sale (as defined and described below)) and excluding acquisition related costs.  Pursuant to the terms of the Merger Agreement, we paid approximately $1.245 billion in cash and issued approximately 28.4 million of our common shares as merger consideration to former holders of CCIT common stock.

Concurrently with the closing of the CCIT Merger, we sold to SNH entities acquired in the CCIT Merger which own 23 healthcare properties for approximately $509.0 million in cash, plus the assumption of approximately $30.0 million of mortgage debt principal.  We refer to this sale as the Healthcare Properties Sale.

We financed the cash portion of the merger consideration paid to former CCIT stockholders and the fees, expenses and costs incurred in connection with the CCIT Merger and the related transactions and repayment of CCIT’s revolving credit facility and term loan, using a combination of our available cash on hand, borrowings under our existing revolving credit facility, borrowings under a new $1.0 billion 364-day senior unsecured bridge loan facility (as further described below) and approximately $509.0 million in cash proceeds from the Healthcare Properties Sale. In connection with the closing of the CCIT Merger, we entered into a bridge loan agreement with a group of institutional lenders pursuant to which we obtained a 364-day $1.0 billion bridge loan, which had a maturity date of January 28, 2016, bore interest at LIBOR plus 140 basis points (subject to adjustment based on changes to SIR’s credit ratings), and was prepayable in whole or part at any time.

On February 3, 2015, we repaid in full the $1.0 billion senior unsecured bridge loan and reduced amounts outstanding on our revolving credit facility with proceeds from an underwritten public offering of an aggregate principal amount of $1.45 billion of senior unsecured notes, which included: $350.0 million aggregate principal amount of 2.85% unsecured senior notes due 2018; $400.0 million aggregate principal amount of 3.60% unsecured senior notes due 2020; $300.0 million aggregate principal amount of 4.15% unsecured senior notes due 2022; and $400.0 million aggregate principal amount of 4.50% unsecured senior notes due 2025.

Upon the closing of the CCIT Merger and the Healthcare Properties Sale on January 29, 2015, we owned 115 properties (357 buildings, leasable land parcels and easements), located in 35 states containing approximately 43.8 million square feet. As of December 31, 2014, these 115 properties were 97.7% leased (based on square feet) to 308 different tenants, with investment grade tenants representing 38.2% of the properties' annualized rental revenue, and the average remaining lease term of these properties, weighted by annualized rental revenue, was approximately 10.8 years as compared to 28.7% and approximately 10.5 years, respectively, for the 51 properties we owned prior to such closing.

Basis of Presentation

Unless otherwise expressly indicated, the information in this Annual Report on Form 10-K is based upon our business and properties as of December 31, 2014 and periods ending on or prior to that date and does not give effect to the closing of the CCIT Merger, the Healthcare Properties Sale or related financing activities, or any other events occurring after December 31, 2014.

For additional information regarding CCIT and the pro forma effects of the CCIT Merger, the Healthcare Properties Sale and related financing activities, please see, (i) the audited consolidated financial statements of CCIT comprising consolidated balance sheets as of December 31, 2013 and 2012 and the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2013, the notes related thereto, the Schedule of Real Estate and Accumulated Depreciation and the Report of the Independent Registered Public Accounting Firm, filed with the SEC on our Current Report on Form 8-K filed on November 26, 2014, (ii) the unaudited consolidated financial statements of CCIT comprising the consolidated balance sheet as of September 30, 2014, the consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2014 and 2013, the consolidated statement of changes in stockholders’ equity for the nine months ended September 30, 2014 and the consolidated statements of cash flows for the nine months ended September 30, 2014 and 2013 and the notes related thereto, with the SEC on our Current Report on Form 8-K filed on November 26, 2014; (iii) our unaudited pro forma condensed consolidated financial statements comprising the pro forma condensed consolidated balance sheet as of September 30, 2014, the pro forma condensed consolidated statements of income for the year ended December 31, 2013 and the nine months ended September 30, 2014 and the notes related thereto which were filed with the SEC with our Current Report on Form 8-K on January 28, 2015 and (iv) our prospectus supplement dated January 30, 2015 which was filed with the SEC on February 1, 2015.

Our Business Plan

Our Mainland Properties generally consist of properties that are net leased to single tenants. Because of the capital many of these tenants have invested in improvements and because many of our properties appear to have strategic importance to the tenants’ businesses, we believe that there is a greater likelihood that these tenants are likely to renew or extend their leases when they expire as compared to tenants in a property with multiple tenants. However, we also believe that if a building previously occupied by a single tenant becomes vacant, it may take longer and cost more to locate a replacement tenant than when space becomes vacant in a multi‑tenant property because in place improvements designed specifically for the needs of the prior single tenant may not suit a replacement tenant’s needs.

A large majority of our Hawaii Properties consist of lands which are leased to third parties for rents that are periodically reset based on fair market values, generally every five to ten years. During our ownership of the Hawaii Properties, market rents have generally increased along with Hawaii’s generally improving economy and, as a result, the revenues from our Hawaii Properties have often increased when leases have expired or rent resets occurred. We expect to continue to negotiate rents, based on then current fair market values, when leases expire or when rent resets occur at our Hawaii Properties.

Whenever we extend, renew or enter into new leases for our properties, we intend to seek rents which are equal to or higher than our historical rents for the same properties; however, our ability to maintain or increase the rents for our properties will depend in large part upon market conditions which are beyond our control.

We currently intend to expand our investments by primarily acquiring additional single tenant, net leased properties throughout the mainland United States and we expect to use the extensive nationwide resources of Reit Management & Research LLC, or RMR, to locate and acquire such properties. One of our goals in acquiring additional properties will be to further diversify our sources of rents and thus improve the security of our revenues. Another goal will be to purchase properties that produce rents, less property operating expenses, that are greater than our capital costs to acquire the properties and, accordingly, allow us to increase distributions to our shareholders over time. We expect that most of our acquisition efforts will focus on office and industrial properties; however, we may consider acquiring other types of properties, including properties which are net leased to single tenants for retail uses and special purpose properties specifically suited to particular tenants’ requirements. We also may acquire additional properties in Hawaii, but we currently expect this will not be a significant part of our future acquisitions because there are limited opportunities to acquire properties in Hawaii, especially to acquire lands which are leased to third party tenants.

Our Investment Policies

In evaluating potential property acquisitions, we consider various factors, including but not limited to, the following:

•	the historic and projected rents received and likely to be received from the property;
•	the quality, experience and creditworthiness of a property’s tenant;
•	the strategic nature of the property to the tenant’s business;
•	the term of the lease relating to the property and its other terms;
•	the growth, tax and regulatory environments of the market in which the property is located;
•	occupancy and demand for similar properties in the same or nearby markets;
•	the construction quality, physical condition and design of the property and expected capital expenditures that may be needed to be made to the property;
•	the location and type of property;
•	the pricing of comparable properties as evidenced by recent market sales; and
•	our weighted average long term cost of capital compared to projected returns we may realize by owning the property.

Our Board of Trustees may change our investment policies at any time without a vote of, or notice to, our shareholders. Also, we may in the future adopt policies with respect to investments in real estate mortgages or securities of other entities engaged in real estate activities.

Our Disposition Policies

We may, from time to time, decide to sell certain of our properties. We expect our decision to sell properties in the future will be based upon the following considerations, among others, which may be relevant to a particular property at a particular time:

•	whether the property is leased;
•	whether the property tenant is current in its lease obligations;
•	our evaluation of the property tenant’s ability and desire to renew or extend its lease;
•	our evaluation of our ability to locate a new tenant if the property is vacant or likely to become vacant;
•	our evaluation of future rents which may be achieved from the property;
•

our evaluation of the costs associated with finding a replacement tenant, to include tenant improvements, leasing commissions and concessions, the cost to operate the property while vacant, and building improvement capital compared to the projected return from future rents and the projected value of the property compared to our total investment in the property;

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

We currently have a $750.0 million unsecured revolving credit facility that we use for working capital and general business purposes and for acquisition funding on an interim basis until we may refinance with equity or term debt. In some instances, we may assume outstanding mortgage debt in connection with our acquisition of properties or place new mortgages on properties we own. For more information regarding our financing sources and activities, please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Our Investment and Financing Liquidity and Resources” of this Annual Report on Form 10‑K.

Generally, we intend to manage our leverage in a way that may allow us to maintain “investment grade” ratings from nationally recognized statistical rating organizations; however, we can provide no assurance that we will be able to maintain our investment grade ratings. Also, our Board of Trustees may change our financing policies at any time without a vote of, or notice to, our shareholders.

Our History

We were formerly a wholly owned subsidiary of Equity Commonwealth, or EQC, a REIT that primarily owns office properties. EQC created us to concentrate its ownership of certain net leased lands located in Hawaii that EQC purchased in 2003 and 2005 and other single tenant, net leased properties. On February 16, 2012, EQC contributed 30 initial properties (251 buildings, leasable land parcels and easements), or the Initial Properties, to us and in return we issued to EQC: (i) 22,000,000 common shares (including 1,000 common shares initially issued to EQC on December 21, 2011 in connection with our formation); and (ii) a $400.0 million demand promissory note, or the EQC Note. On March 12, 2012, we sold 9,200,000 of our common shares in our initial public offering, or IPO, and we became a public company. Simultaneous with the closing of our IPO, we entered into a $500.0 million revolving credit facility which has subsequently been increased to $750.0 million and which is available for our general business purposes, including acquisitions. We used the net proceeds from our IPO and borrowings under our revolving credit facility to repay in full the EQC Note and to reimburse EQC for costs that EQC incurred in connection with our organization and preparation for our IPO. On July 9, 2014, EQC sold 21,500,000 of our common shares that it owned to Government Properties Income Trust, a Maryland real estate investment trust, or GOV, and sold 500,000 of our common shares that it owned to RMR. We were not a contracting party to this transaction and we understand that, following these sales, EQC no longer owned any of our common shares.

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

Hawaii Leases

In general, leases for properties in Hawaii are net leases, which require that the tenant pay a fixed annual rent on a monthly, quarterly or semi‑annual basis, and also pay or reimburse us for all, or substantially all, the property level operating expenses and capital expenditures, such as real estate taxes, insurance, utilities, maintenance and repairs. A minority of our Hawaii leases include buildings that we own. Certain leases for our buildings in Hawaii require us to maintain the roof, exterior walls, foundation and other structural elements of the buildings at our expense. A majority of our Hawaii Properties are lands that are leased for fixed annual rents that are periodically reset based on fair market values. In some cases, the resets are based on fair market value rent and in other cases, on a percentage of the fair market value of the land. Fair market value rent reset rates are generally determined through negotiations between us and our tenants; however, when no agreement is achieved, the Hawaii leases require an appraisal process. In the appraisal process for the land leases that are periodically reset, the appraisers are generally required to determine the fair and reasonable rent, exclusive of improvements. In the appraisal process for the leases that are periodically reset based on a percentage of the fair market value of the land, the appraisers are required to determine the fair market value of the land, exclusive of improvements, with such fair market value being based on the highest and best use of the land and as though unencumbered by the lease.

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

Although our leases generally require our tenants to operate in compliance with all applicable laws and to indemnify us against any environmental liabilities arising from a tenant’s activities on the property, we could be subject to strict liability by virtue of our ownership interest. Also, our tenants may be unable to satisfy their indemnification obligations, if any, under our leases. Furthermore, the discovery of contamination or violations of environmental laws on any of our properties could lead to significant remediation costs or fines, penalties or other liabilities or obligations attributable to the tenant of that property. Such liabilities or obligations may affect a tenant’s ability to make payments to us, including rental payments and, where applicable, indemnification payments. When we acquired the Initial Properties from EQC, we agreed to indemnify EQC against all environmental liabilities with respect to the Initial Properties.

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

We do not have any insurance designated to limit any losses that we may incur as a result of known or unknown environmental conditions which are not caused by an insured event, such as, for example, fire or flood. As of December 31, 2014, we have reserved approximately $8.1 million for potential environmental liabilities. The environmental reserve EQC applied to the Initial Properties, and that we have applied since we began owning the Initial Properties, historically have not varied significantly from year to year and the actual historical costs to remediate certain environmental issues have not deviated significantly from the corresponding reserve amount. Nevertheless, environmental exposures are difficult to assess and estimate for numerous reasons, including uncertainty about the extent of contamination, alternative treatment methods that may be applied, and location of the affected property which subjects it to differing local laws and regulations and their interpretations, as well as the time it takes to remediate contamination. In developing reserves for potential environmental liability on a property by property basis, we consider among other things, enacted laws and regulations, assessments of contamination and surrounding geology, quality of information available, currently available technologies for treatment, alternative methods of remediation and prior experience. Environmental reserves are based on estimates which are subject to significant change and are adjusted as the remediation progresses, as circumstances change and as environmental contingencies become more clearly defined and reasonably estimable. We do not believe that there are environmental conditions at any of our properties that will materially and adversely affect us. However, no assurance can be given that environmental conditions present at our properties or costs we may be required to incur in the future to address environmental contamination will not materially and adversely affect us.

We believe any asbestos in our buildings is contained in accordance with current regulations, and we have no current plans to remove it. If we remove the asbestos or renovate or demolish the affected properties, certain environmental regulations govern the manner in which the asbestos must be handled and removed, and we could incur substantial costs complying with such regulations.

Further, we may be impacted by laws enacted or proposed addressing climate change and climate change may adversely affect our business. For more information regarding climate change matters and their possible adverse impact on us, please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Impact of Climate Change.”

Competition

Investing in and operating commercial properties is a very competitive business. We compete against publicly traded and private REITs, numerous financial institutions, individuals and public and private companies. Some of our competitors may have greater financial and other resources than we have. We believe the diversity of our tenants, the experience and abilities of our management, the quality of our properties and the structure of our leases may afford us some competitive advantages and allow us to operate our business successfully despite the competitive nature of our business. For more information, see “Risk Factors—Risks Related to Our Business—We face significant competition.”

Management

Our day to day operations are conducted by RMR. RMR originates and presents investment and divestment opportunities to our Board of Trustees and provides management and administrative services to us. RMR is a Delaware limited liability company beneficially owned by Barry Portnoy and Adam Portnoy, our Managing Trustees. RMR has a principal place of business at Two Newton Place, 255 Washington Street, Suite 300, Newton, Massachusetts 02458‑1634, and its telephone number is (617) 796‑8390. RMR also acts as the manager to GOV, Hospitality Properties Trust, or HPT, and SNH and provides management and other services to other private and public companies, including Five Star Quality Care, Inc., or FVE, TravelCenters of America LLC, or TA, and Sonesta International Hotels Corporation, or Sonesta. Barry Portnoy is the Chairman of RMR, and its other directors are Adam Portnoy, Gerard M. Martin and David J. Hegarty.  The executive officers of RMR are: Adam Portnoy, President and Chief Executive Officer; David M. Blackman, Executive Vice President; Jennifer B. Clark, Executive Vice President and General Counsel; David J. Hegarty, Executive Vice President and Secretary; Mark L. Kleifges, Executive Vice President; Bruce J. Mackey Jr., Executive Vice President; John G. Murray, Executive Vice President; Thomas M. O’Brien, Executive Vice President; John C. Popeo, Executive Vice President; William J. Sheehan, Executive Vice President; Ethan S. Bornstein, Senior Vice President; Richard A. Doyle, Jr., Senior Vice President; Carlos R. Flores, Senior Vice President; Jennifer F. Francis, Senior Vice President; Paul V. Hoagland, Senior Vice President; Matthew P. Jordan, Senior Vice President, Treasurer and Chief Financial Officer; David M. Lepore, Senior Vice President; Andrew J. Rebholz, Senior Vice President; and Mark R. Young, Senior Vice President. David M. Blackman and John C. Popeo are also our executive officers and they and other executive officers of RMR also serve as officers of other companies to which RMR provides management services.

Employees

We have no employees. Services which would otherwise be provided by employees are provided by RMR and by our Managing Trustees and officers. As of February 17, 2015, RMR had approximately 407 full time employees in its headquarters and regional offices located throughout the United States.

Insurance

Our leases generally provide that our tenants are responsible for the costs of insurance coverage for the properties we lease to them, including for casualty, liability, fire, extended coverage and rental or business interruption loss. Under our Hawaii land leases, our tenants are generally responsible for purchasing the insurance directly, while under our leases relating to our Hawaii buildings, our tenants are generally either required to reimburse us for the costs of maintaining the insurance coverage or purchase such insurance directly and list us as an insured party. With respect to our Mainland Properties, we either purchase the insurance ourselves and our tenants reimburse us, or the tenants buy the insurance directly and are required to list us as an insured party. In addition, we participate with RMR and other companies to which RMR provides management services in a combined insurance program through Affiliates Insurance Company, or AIC, and with respect to which AIC is a reinsurer of certain coverage amounts. For more information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Related Person Transactions” and Note 9 to the Notes to Consolidated Financial Statements.

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

Internet Website

Our internet website address is www.sirreit.com. Copies of our governance guidelines, or Governance Guidelines, code of business conduct and ethics, or Code of Conduct, policy outlining procedures for handling concerns or complaints about accounting, internal accounting controls or auditing matters and the charters of our audit, compensation and nominating and governance committees are posted on our website and also may be obtained free of charge by writing to our Secretary, Select Income REIT, Two Newton Place, 255 Washington Street, Suite 300, Newton, Massachusetts 02458‑1634 or at our website. We make available, free of charge, on our website, our Annual Reports on Form 10‑ K, Quarterly Reports on Form 10‑Q, Current Reports on Form 8‑K and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, as soon as reasonably practicable after these forms are filed with, or furnished to, the SEC. Any shareholder or other interested party who desires to communicate with our non‑management Trustees, individually or as a group, may do so by filling out a report on our website. Our Board of Trustees also provides a process for security holders to send communications to the entire Board of Trustees. Information about the process for sending communications to our Board of Trustees can be found on our website. Our website address and the website addresses of one or more unrelated third parties are included several times in this Annual Report on Form 10‑K as textual references only and the information in any such website is not incorporated by reference into this Annual Report on Form 10‑K.

UNITED STATES FEDERAL INCOME TAX CONSIDERATIONS

The following summary of United States federal income tax considerations is based on existing law, and is limited to investors who own our shares as investment assets rather than as inventory or as property used in a trade or business.  The summary does not discuss all of the particular tax consequences that might be relevant to you if you are subject to special rules under federal income tax law, for example if you are:

•	a bank, insurance company or other financial institution;
•	a regulated investment company or REIT;
•	a subchapter S corporation;
•	a broker, dealer or trader in securities or foreign currency;
•	a person who marks-to-market our shares;
•	a person who has a functional currency other than the United States dollar;
•	a person who acquires our shares in connection with employment or other performance of services;
•	a person subject to alternative minimum tax;
•	a person who acquires or owns our shares as part of a straddle, hedging transaction, constructive sale transaction, constructive ownership transaction or conversion transaction;
•	a United States expatriate; or

•	except as specifically described in the following summary, a trust, estate, tax-exempt entity or foreign person.

The sections of the IRC that govern the federal income tax qualification and treatment of a REIT and its shareholders are complex.  This presentation is a summary of applicable IRC provisions, related rules and regulations, and administrative and judicial interpretations, all of which are subject to change, possibly with retroactive effect.  Future legislative, judicial or administrative actions or decisions could also affect the accuracy of statements made in this summary.  We have not received a ruling from the United States Internal Revenue Service, or the IRS, with respect to any matter described in this summary, and we cannot assure you that the IRS or a court will agree with all of the statements made in this summary.  The IRS could, for example, take a different position from that described in this summary with respect to our acquisitions, operations, restructurings or other matters, which, if a court agreed, could result in significant tax liabilities for applicable parties.  In addition, this summary is not exhaustive of all possible tax consequences, and does not discuss any estate, gift, state, local or foreign tax consequences.  For all these reasons, we urge you and any prospective acquiror of our shares to consult with a tax advisor about the federal income tax and other tax consequences of the acquisition, ownership and disposition of our shares.  Our intentions and beliefs described in this summary are based upon our understanding of applicable laws and regulations that are in effect as of the date of this Annual Report on Form 10-K.  If new laws or regulations are enacted which impact us directly or indirectly, we may change our intentions or beliefs.

Your federal income tax consequences generally will differ depending on whether or not you are a “U.S. shareholder.”  For purposes of this summary, a “U.S. shareholder” is a beneficial owner of our shares that is:

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

whose status as a U.S. shareholder is not overridden by an applicable tax treaty.  Conversely, a “non-U.S. shareholder” is a beneficial owner of our shares that is not a U.S. shareholder.  If any entity treated as a partnership for federal income tax purposes is a beneficial owner of our shares, the tax treatment of a partner in the partnership generally will depend upon the status of the partner and the activities of the partnership.  Any entity or other arrangement treated as a partnership for federal income tax purposes that is a beneficial owner of our shares and the partners in such a partnership (as determined for federal income tax purposes) are urged to consult their own tax advisors about the federal income tax consequences of the acquisition, ownership and disposition of our shares.

Acquisition of Cole Corporate Income Trust, Inc.

In August 2014, we and CCIT entered into the Merger Agreement.  Upon and subject to the terms and conditions of the Merger Agreement, CCIT merged with and into SIR Merger Sub on January 29, 2015.  Concurrently with the execution and delivery of the Merger Agreement, SIR Merger Sub entered into the purchase and sale agreement and joint escrow instructions with SNH pursuant to which SNH acquired subsidiaries of CCIT owning 23 healthcare properties, or the Healthcare Properties, substantially concurrently with the closing of the CCIT Merger.  The Healthcare Properties Sale was treated as a sale by us of the underlying Healthcare Properties for federal income tax purposes since the sold entities were wholly owned, noncorporate entities that were disregarded from us for federal income tax purposes under Treasury regulations issued under Section 7701 of the IRC.  The CCIT Merger was intended to qualify as a “reorganization” within the meaning of Section 368(a) of the IRC, and our counsel and counsel to CCIT so opined.  Accordingly, this summary assumes, unless indicated otherwise, that the CCIT Merger qualified as a “reorganization” within the meaning of Section 368(a) of the IRC.

Taxation as a REIT

        We have elected to be taxed as a REIT under Sections 856 through 860 of the IRC, commencing with our taxable year ended December 31, 2012.  Our REIT election, assuming continuing compliance with the then applicable qualification tests, has continued and will continue in effect for subsequent taxable years.  Although no assurance can be given, we believe that we have been organized and have operated, and will continue to be organized and to operate, in a manner that qualified and will continue to qualify us to be taxed under the IRC as a REIT.

As a REIT, we generally are not subject to federal income tax on our net income distributed as dividends to our shareholders.  Distributions to our shareholders generally are included in their income as dividends to the extent of our available current or accumulated earnings and profits.  Our dividends are not generally entitled to the preferential tax rates on qualified dividend income, but a portion of our dividends may be treated as capital gain dividends or as qualified dividend income, all as explained below.  No portion of any of our dividends is eligible for the dividends received deduction for corporate shareholders.  Distributions in excess of current or accumulated earnings and profits generally are treated for federal income tax purposes as returns of capital to the extent of a recipient shareholder’s basis in our shares, and will reduce this basis.  Our current or accumulated earnings and profits are generally allocated first to distributions made on our preferred shares, of which there are none outstanding at this time, and thereafter to distributions made on our common shares.

For all these purposes, our distributions include cash distributions, any in kind distributions of property that we might make, and deemed or constructive distributions resulting from capital market activities, as described below.  In accordance with the distribution rules applicable to REITs described below, we may make a distribution in excess of our regular distributions to our shareholders on account of the Healthcare Properties Sale and the gain recognized on that sale.  If a special distribution is made in a combination of cash and our shares, shareholders receiving our shares will be treated for federal income tax purposes as receiving a distribution in an amount equal to the amount of cash that would have been received if the shareholder elected to receive, and actually did receive, all cash.  A shareholder that receives our shares pursuant to a special distribution will generally have a tax basis in such shares equal to the amount such shareholder is treated as having received in a special distribution minus the amount of cash actually received, and the holding period in such shares will begin on the day following the payment of a special distribution.

Our counsel, Sullivan & Worcester LLP, has provided to us an opinion that we have been organized and have qualified as a REIT under the IRC for our 2012 through 2014 taxable years, and that our current and anticipated investments and plan of operation will enable us to continue to meet the requirements for qualification and taxation as a REIT under the IRC.  Our counsel’s opinions are conditioned upon the assumption that our leases, our declaration of trust and all other legal documents to which we are or have been a party have been and will be complied with by all parties to those documents, upon the accuracy and completeness of the factual matters described in this Annual Report on Form 10-K and upon representations made by us as to certain factual matters relating to our organization and operations and our expected manner of operation.  If this assumption or a representation is inaccurate or incomplete, our counsel’s opinions may be adversely affected and may not be relied upon.  The opinions of our counsel are based upon the law as it exists today, but the law may change in the future, possibly with retroactive effect.  Given the highly complex nature of the rules governing REITs, the ongoing importance of factual determinations, and the possibility of future changes in our circumstances, no assurance can be given by Sullivan & Worcester LLP or us that we will qualify as or be taxed as a REIT for any particular year.  Any opinion of Sullivan & Worcester LLP as to our qualification or taxation as a REIT will be expressed as of the date issued.  Our counsel will have no obligation to advise us or our shareholders of any subsequent change in the matters stated, represented or assumed, or of any subsequent change in the applicable law.  Also, the opinions of our counsel are not binding on either the IRS or a court, and either could take a position different from that expressed by our counsel.

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

If we qualify as a REIT and meet the tests described below, we generally will not pay federal income tax on amounts we distribute to our shareholders.  However, even if we qualify as a REIT, we may be subject to federal tax in the following circumstances:

•	We will be taxed at regular corporate rates on any undistributed “real estate investment trust taxable income,” determined by including our undistributed net capital gains, if any.
•	If our alternative minimum taxable income exceeds our taxable income, we may be subject to the corporate alternative minimum tax on our items of tax preference.
•

If we have net income from the disposition of “foreclosure property” that is held primarily for sale to customers in the ordinary course of business or from other nonqualifying income from foreclosure property, we will be subject to tax on this income at the highest regular corporate rate, currently 35%.

•

If we have net income from prohibited transactions — that is, dispositions of inventory or property held primarily for sale to customers in the ordinary course of business other than dispositions of foreclosure property and other than dispositions excepted under a statutory safe harbor — we will be subject to tax on this income at a 100% rate.

•

If we fail to satisfy the 75% gross income test or the 95% gross income test discussed below, due to reasonable cause and not due to willful neglect, but nonetheless maintain our qualification as a REIT because of specified cure provisions, we will be subject to tax at a 100% rate on the greater of the amount by which we fail the 75% gross income test or the 95% gross income test, with adjustments, multiplied by a fraction intended to reflect our profitability.

•

If we fail to satisfy the REIT asset tests described below, due to reasonable cause and not due to willful neglect, but nonetheless maintain our qualification as a REIT because of specified cure provisions, we will be subject to a tax equal to the greater of $50,000 or the highest corporate tax rate multiplied by the net income generated by the nonqualifying assets that caused us to fail the test.

•

If we fail to satisfy any provision of the IRC that would result in our failure to qualify as a REIT (other than violations of the REIT gross income tests or violations of the REIT asset tests described below), due to reasonable cause and not due to willful neglect, we may retain our REIT qualification but will be subject to a penalty of $50,000 for each failure.

•

If we fail to distribute for any calendar year at least the sum of 85% of our REIT ordinary income for that year, 95% of our REIT capital gain net income for that year and any undistributed taxable income from prior periods, we will be subject to a 4% nondeductible excise tax on the excess of the required distribution over the amounts actually distributed.

•

If we acquire an asset from a corporation in a transaction in which our basis in the asset is determined by reference to the basis of the asset in the hands of a present or former C corporation, and if we subsequently recognize gain on the disposition of this asset during a specified period (generally ten years) beginning on the date on which the asset ceased to be owned by the C corporation, then we will pay tax at the highest regular corporate tax rate, currently 35%, on the lesser of the excess of the fair market value of the asset over the C corporation’s basis in the asset on the date the asset ceased to be owned by the C corporation, or the gain we recognize in the disposition.

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
•

As summarized below, REITs are permitted within limits to own stock and securities of a “taxable REIT subsidiary.”  A domestic taxable REIT subsidiary is separately taxed on its net income as a C corporation, and is subject to limitations on the deductibility of interest expense paid to its REIT parent.  While a foreign taxable REIT subsidiary is taxed in the United States only to the extent it has income that is effectively connected with the conduct of a trade or business in the United States or that is investment income from United States sources, a foreign taxable REIT subsidiary is generally subject to foreign taxes in the jurisdictions in which its assets or operations are located.  In addition, the REIT parent is subject to a 100% tax on the amount by which various charges and reimbursements between the parent REIT and its taxable REIT subsidiaries are determined to be priced excessively in favor of the REIT rather than on arms’ length bases.

•

To the extent we invest in properties in foreign jurisdictions, our income from those properties will generally be subject to tax in those jurisdictions.  If we continue to operate as we do, then we will distribute all of our taxable income to our shareholders such that we will generally not pay federal income tax.  As a result, we cannot recover the cost of foreign income taxes imposed on our foreign investments by claiming foreign tax credits against our federal income tax liability.  Also, as a REIT, we cannot pass through any foreign tax credits to our shareholders.

•

If it is determined that CCIT failed to satisfy one or more of the REIT tests described below, the IRS might allow us, as CCIT’s successor, the same opportunity for relief as though we were the remediating REIT.  In such case, CCIT would be deemed to have retained its status as a REIT and the relevant penalties or sanctions for remediation would fall upon us in a manner comparable to the above.

If we fail to qualify as a REIT or elect not to qualify as a REIT, then we will be subject to federal income tax in the same manner as a regular C corporation.  Further, as a regular C corporation, distributions to our shareholders will not be deductible by us, nor will distributions be required under the IRC.  Also, to the extent of our current and accumulated earnings and profits, all distributions to our shareholders will generally be taxable as ordinary dividends potentially eligible for the preferential tax rates discussed below in “Taxation of Taxable U.S. Shareholders” and, subject to limitations in the IRC, will be potentially eligible for the dividends received deduction for corporate shareholders.  Finally, we will generally be disqualified from qualification as a REIT for the four taxable years following the taxable year in which the termination is effective.  Our failure to qualify as a REIT for even one year could result in us reducing or eliminating distributions to our shareholders, or in us incurring substantial indebtedness or liquidating substantial investments in order to pay the resulting corporate-level taxes.  The IRC provides relief provisions under which we might avoid automatically ceasing to be a REIT for failure to meet specified REIT requirements, all as discussed in more detail below.

REIT Qualification Requirements

General Requirements.  Section 856(a) of the IRC defines a REIT as a corporation, trust or association:

(1)that is managed by one or more trustees or directors;

(2)the beneficial ownership of which is evidenced by transferable shares or by transferable certificates of beneficial interest;

(3)that would be taxable, but for Sections 856 through 859 of the IRC, as a domestic C corporation;

(4)that is not a financial institution or an insurance company subject to special provisions of the IRC;

(5)the beneficial ownership of which is held by 100 or more persons;

(6)that is not “closely held” as defined under the personal holding company stock ownership test, as described below; and

(7)that meets other tests regarding the nature of its income and assets and the amount of its distributions, all as described below.

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

For purposes of condition (6), the term “individuals” is defined in the IRC to include natural persons, supplemental unemployment compensation benefit plans, private foundations and portions of a trust permanently set aside or used exclusively for charitable purposes, but not other entities or qualified pension plans or profit-sharing trusts.  As a result, REIT shares owned by an entity that is not an “individual” are considered to be owned by the direct and indirect owners of the entity that are individuals (as so defined), rather than to be owned by the entity itself.  Similarly, REIT shares held by a qualified pension plan or profit-sharing trust are treated as held directly by the individual beneficiaries in proportion to their actuarial interests in such plan or trust.  Consequently, five or fewer such trusts could own more than 50% of the interests in an entity without jeopardizing that entity’s federal income tax qualification as a REIT.  However, as discussed below in “Taxation of Tax-Exempt U.S. Shareholders,” if a REIT is a “pension-held REIT,” each qualified pension plan or profit-sharing pension trust owning more than 10% of the REIT’s shares by value generally may be taxed on a portion of the dividends it receives from the REIT.

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

Our Wholly Owned Subsidiaries and Our Investments Through Partnerships.  Except in respect of taxable REIT subsidiaries as discussed below, Section 856(i) of the IRC provides that any corporation, 100% of whose stock is held by a REIT and its disregarded subsidiaries, is a qualified REIT subsidiary and shall not be treated as a separate corporation.  The assets, liabilities and items of income, deduction and credit of a qualified REIT subsidiary are treated as the REIT’s.  We believe that each of our direct and indirect wholly owned subsidiaries, other than the taxable REIT subsidiaries discussed below, will be either a qualified REIT subsidiary within the meaning of Section 856(i) of the IRC, or a noncorporate entity that for federal income tax purposes is not treated as separate from its owner under Treasury regulations issued under Section 7701 of the IRC.  Thus, except for the taxable REIT subsidiaries discussed below, in applying all the federal income tax REIT qualification requirements described in this summary, all assets, liabilities and items of income, deduction and credit of our direct and indirect wholly owned subsidiaries are treated as ours.

We have invested and may invest in real estate through one or more entities that are treated as partnerships for federal income tax purposes.  In the case of a REIT that is a partner in a partnership, Treasury regulations under the IRC provide that, for purposes of the REIT qualification requirements regarding income and assets discussed below, the REIT is deemed to own its proportionate share of the assets of the partnership corresponding to the REIT’s proportionate capital interest in the partnership and is deemed to be entitled to the income of the partnership attributable to this proportionate share.  In addition, for these purposes, the character of the assets and items of gross income of the partnership generally remains the same in the hands of the REIT.  Accordingly, our proportionate share of the assets, liabilities, and items of income of each partnership in which we are or become a partner is treated as ours for purposes of the income tests and asset tests discussed below.  In contrast, for purposes of the distribution requirement discussed below, we must take into account as a partner our share of the partnership’s income as determined under the general federal income tax rules governing partners and partnerships under Sections 701 through 777 of the IRC.

Taxable REIT Subsidiaries.  We are permitted to own any or all of the securities of a “taxable REIT subsidiary” as defined in Section 856(l) of the IRC, provided that no more than 25% of the total value of our assets, at the close of each quarter, is comprised of our investments in the stock or securities of our taxable REIT subsidiaries or other nonqualified assets.  Among other requirements, a taxable REIT subsidiary of ours must:

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

In addition, any corporation (other than a REIT) in which a taxable REIT subsidiary directly or indirectly owns more than 35% of the voting power or value of the outstanding securities of such corporation will automatically be treated as a taxable REIT subsidiary.  Subject to the discussion below, we believe that we and each of our taxable REIT subsidiaries have complied with, and will continue to comply with, on a continuous basis, the requirements for taxable REIT subsidiary status at all times during which the subsidiary’s taxable REIT subsidiary election is reported as being in effect, and we believe that the same will be true for any taxable REIT subsidiary that we later form or acquire.

Our ownership of stock and securities in taxable REIT subsidiaries is exempt from the 10% and 5% REIT asset tests discussed below.  Also, as discussed below, taxable REIT subsidiaries can perform services for our tenants without disqualifying the rents we receive from those tenants under the 75% gross income test or the 95% gross income test discussed below.  Moreover, because our taxable REIT subsidiaries are taxed as C corporations that are separate from us, their assets, liabilities and items of income, deduction and credit generally are not imputed to us for purposes of the REIT qualification requirements described in this summary.  Therefore, our taxable REIT subsidiaries may generally undertake third-party management and development activities and activities not related to real estate.

Restrictions are imposed on taxable REIT subsidiaries to ensure that they will be subject to an appropriate level of federal income taxation.  For example, a taxable REIT subsidiary may not deduct interest paid in any year to an affiliated REIT to the extent that the interest payments exceed, generally, 50% of the taxable REIT subsidiary’s adjusted taxable income for that year.  However, the taxable REIT subsidiary may carry forward the disallowed interest expense to a succeeding year, and deduct the interest in that later year subject to that year’s 50% adjusted taxable income limitation.  In addition, if a taxable REIT subsidiary pays interest, rent or other amounts to its affiliated REIT in an amount that exceeds what an unrelated third party would have paid in an arm’s length transaction, then the REIT generally will be subject to an excise tax equal to 100% of the excessive portion of the payment.  Finally, if in comparison to an arm’s length transaction, a third-party tenant has overpaid rent to the REIT in exchange for underpaying the taxable REIT subsidiary for services rendered, and if the REIT has not adequately compensated the taxable REIT subsidiary for services provided to or on behalf of the third-party tenant, then the REIT may be subject to an excise tax equal to 100% of the undercompensation to the taxable REIT subsidiary.  A safe harbor exception to this excise tax applies if the taxable

REIT subsidiary has been compensated at a rate at least equal to 150% of its direct cost in furnishing or rendering the service.  There can be no assurance that arrangements involving our taxable REIT subsidiaries will not result in the imposition of one or more of these deduction limitations or excise taxes, but we do not believe that we or our taxable REIT subsidiaries are or will be subject to these impositions.

Subsidiary REITs.  We are invested in real estate through a subsidiary that is intended to be a REIT for federal income tax purposes, SIR Highway 249 REIT (formerly, HPC Highway 249 REIT, LLC), or HPC REIT, and in addition we may in the future invest in one or more other entities that are intended to be REITs for federal income tax purposes.  Any subsidiary REIT will generally be subject to the various REIT qualification requirements and other limitations described in this summary that are applicable to us.  We believe that HPC REIT has been and will continue to be organized and to operate in a manner to permit it to qualify for taxation as a REIT for federal income tax purposes from and after the effective date of its REIT election.  If a subsidiary REIT were to fail to qualify as a REIT, then (a) the subsidiary REIT would become subject to regular United States corporation income tax, as described above, and (b) our ownership of shares in the subsidiary REIT would cease to be a qualifying real estate asset for purposes of the 75% asset test and would become subject to the 5% asset test, the 10% vote test and the 10% value test generally applicable to our ownership in corporations other than REITs, qualified REIT subsidiaries and taxable REIT subsidiaries, all as described under “Asset Tests” below.  If a subsidiary REIT were to fail to qualify as a REIT, it is possible that we would not meet the 5% asset test, the 10% vote test or the 10% value test with respect to our interest in the subsidiary REIT, in which event we would fail to qualify as a REIT unless we could utilize applicable relief provisions.  We have made and may continue to make protective taxable REIT subsidiary elections with respect to our subsidiary REITs and may implement other protective arrangements intended to avoid a cascading REIT failure if any of our subsidiary REITs were not to qualify as a REIT, but there can be no assurance that such protective elections and other arrangements will be effective to avoid the resulting adverse consequences to us.

Income Tests.  There are two gross income requirements for qualification as a REIT under the IRC:

•

At least 75% of our gross income for each taxable year (excluding: (a) gross income from sales or other dispositions of property held primarily for sale; (b) any income arising from “clearly identified” hedging transactions that we enter into to manage interest rate or price changes or currency fluctuations with respect to borrowings we incur to acquire or carry real estate assets; (c) any income arising from “clearly identified” hedging transactions that we enter into primarily to manage risk of currency fluctuations relating to any item that qualifies under the 75% gross income test or the 95% gross income test (or any property that generates such income or gain); (d) real estate foreign exchange gain (as defined in Section 856(n)(2) of the IRC); and (e) income from the repurchase or discharge of indebtedness) must be derived from investments relating to real property, including “rents from real property” as defined under Section 856 of the IRC, interest and gain from mortgages on real property or on interests in real property, income and gain from foreclosure property, gain from the sale or other disposition of real property other than dealer property, or dividends and gain from shares in other REITs.  When we receive new capital in exchange for our shares or in a public offering of five-year or longer debt instruments, income attributable to the temporary investment of this new capital in stock or a debt instrument, if received or accrued within one year of our receipt of the new capital, is generally also qualifying income under the 75% gross income test.

•

At least 95% of our gross income for each taxable year (excluding: (a) gross income from sales or other dispositions of property held primarily for sale; (b) any income arising from “clearly identified” hedging transactions that we enter into to manage interest rate or price changes or currency fluctuations with respect to borrowings we incur to acquire or carry real estate assets; (c) any income arising from “clearly identified” hedging transactions that we enter into primarily to manage risk of currency fluctuations relating to any item that qualifies under the 75% gross income test or the 95% gross income test (or any property that generates such income or gain); (d) passive foreign exchange gain (as defined in Section 856(n)(3) of the IRC); and (e) income from the repurchase or discharge of indebtedness) must be derived from a combination of items of real property income that satisfy the 75% gross income test described above, dividends, interest, or gains from the sale or disposition of stock, securities or real property.

For purposes of the 75% and 95% gross income tests outlined above, income derived from a “shared appreciation provision” in a mortgage loan is generally treated as gain recognized on the sale of the property to which it relates.  Although we will use our best efforts to ensure that the income generated by our investments will be of a type that satisfies both the 75% and 95% gross income tests, there can be no assurance in this regard.

In order to qualify as “rents from real property” under Section 856 of the IRC, several requirements must be met:

•	The amount of rent received generally must not be based on the income or profits of any person, but may be based on a fixed percentage or percentages of receipts or sales.
•

Rents do not qualify if the REIT owns 10% or more by vote or value of the tenant (or 10% or more of the interests in the assets or net profits of the tenant, if the tenant is not a corporation), whether directly or after application of attribution rules.  While we intend not to lease property to any party if rents from that property would not qualify as “rents from real property,” application of the 10% ownership rule is dependent upon complex attribution rules and circumstances that may be beyond our control.  For example, a third party’s ownership directly or by attribution of 10% or more by value of our shares, as well as an ownership position in the stock of one of our tenants which, when added to our own ownership position in that tenant, totals 10% or more by vote or value of the stock of that tenant (or 10% or more of the interests in the assets or net profits of the tenant, if the tenant is not a corporation), would result in that tenant’s rents not qualifying as “rents from real property.”  Our declaration of trust generally disallows transfers or purported acquisitions, directly or by attribution, of our shares to the extent necessary to maintain our REIT status under the IRC.    Nevertheless, there can be no assurance that these restrictions will be effective to prevent our REIT status from being jeopardized under the 10% affiliated tenant rule.  Furthermore, there can be no assurance that we will be able to monitor and enforce these restrictions, nor will our shareholders necessarily be aware of ownership of shares attributed to them under the IRC’s attribution rules.

•

There is a limited exception to the above prohibition on earning “rents from real property” from a 10% affiliated tenant where the tenant is a taxable REIT subsidiary.  If at least 90% of the leased space of a property is leased to tenants other than taxable REIT subsidiaries and 10% affiliated tenants, and if the taxable REIT subsidiary’s rent to us for space at that property is substantially comparable to the rents paid by nonaffiliated tenants for comparable space at the property, then otherwise qualifying rents paid by the taxable REIT subsidiary to the REIT will not be disqualified on account of the rule prohibiting 10% affiliated tenants.

•

In order for rents to qualify, we generally must not manage the property or furnish or render services to the tenants of the property, except through an independent contractor from whom we derive no income or through one of our taxable REIT subsidiaries.  There is an exception to this rule permitting a REIT to perform customary tenant services of the sort that a tax-exempt organization could perform without being considered in receipt of “unrelated business taxable income,” or UBTI, under Section 512(b)(3) of the IRC.  In addition, a de minimis amount of noncustomary services provided to tenants will not disqualify income as “rents from real property” so long as the value of the impermissible tenant services does not exceed 1% of the gross income from the property.

•

If rent attributable to personal property leased in connection with a lease of real property is 15% or less of the total rent received under the lease, then the rent attributable to personal property will qualify as “rents from real property”; if this 15% threshold is exceeded, the rent attributable to personal property will not so qualify.  The portion of rental income treated as attributable to personal property is determined according to the ratio of the fair market value of the personal property to the total fair market value of the real and personal property that is rented.

We believe that all or substantially all of our rents have qualified and will qualify as “rents from real property” for purposes of Section 856 of the IRC.

In order to qualify as mortgage interest on real property for purposes of the 75% gross income test, interest must derive from a mortgage loan secured by real property with a fair market value at the time the loan is made (reduced by any senior liens on the property) at least equal to the amount of the loan.  If the amount of the loan exceeds the fair market value of the real property (as so reduced by senior liens), the interest will be treated as interest on a mortgage loan in a ratio equal to the ratio of the fair market value of the real property (as so reduced by senior liens) to the total amount of the mortgage loan.

Absent the “foreclosure property” rules of Section 856(e) of the IRC, a REIT’s receipt of active, nonrental gross income from a property would not qualify under the 75% and 95% gross income tests.  But as foreclosure property, the active, nonrental gross income from a property would so qualify.  In the case of property leased by a REIT to a tenant, foreclosure property generally consists of the real property and incidental personal property that the REIT has reduced to possession upon a default or imminent default under the lease by the tenant, and as to which a timely foreclosure property election is made by attaching an appropriate statement to the REIT’s federal income tax return.  Any gain that a REIT recognizes on the sale of foreclosure property held as inventory or primarily for sale to customers, plus any income it receives from foreclosure property that would not qualify under the 75% gross income test in the absence of foreclosure property treatment, reduced by expenses directly connected with the production of those items of income, would be subject to income tax at the maximum corporate rate, currently 35%, under the foreclosure property income tax rules of Section 857(b)(4) of the IRC.  Thus, if a REIT should lease foreclosure property in exchange for rent that qualifies as “rents from real property” as described above, then that rental income is not subject to the foreclosure property income tax.

Other than sales of foreclosure property, any gain we realize on the sale of property held as inventory or other property held primarily for sale to customers in the ordinary course of a trade or business will be treated as income from a prohibited transaction that is subject to a penalty tax at a 100% rate.  This prohibited transaction income also may adversely affect our ability to satisfy the 75% and 95% gross income tests for federal income tax qualification as a REIT.  Whether property is held as inventory or primarily for sale to customers in the ordinary course of a trade or business is a question of fact that depends on all the facts and circumstances surrounding the particular transaction.  There can be no assurance as to whether or not the IRS might successfully assert that one or more of our dispositions is subject to the 100% penalty tax.  Sections 857(b)(6)(C) and (E) of the IRC provide a safe harbor pursuant to which limited sales of real property held for at least two years and meeting specified additional requirements will not be treated as prohibited transactions.  However, compliance with the safe harbor is not always achievable in practice.

We believe that dispositions of assets that we have made, including the Healthcare Properties Sale, or that we might make in the future, will not be subject to the 100% penalty tax, because our general intent has been and is to:

•	own our assets for investment with a view to long-term income production and capital appreciation;
•	engage in the business of developing, owning, leasing and managing our existing properties and acquiring, developing, owning, leasing and managing new properties; and
•	make occasional dispositions of our assets consistent with our long-term investment objectives.

If we fail to satisfy one or both of the 75% gross income test or the 95% gross income test in any taxable year, we may nevertheless qualify as a REIT for that year if we satisfy the following requirements:

•	our failure to meet the test is due to reasonable cause and not due to willful neglect; and
•	after we identify the failure, we file a schedule describing each item of our gross income included in the 75% gross income test or the 95% gross income test for that taxable year.

It is impossible to state whether in all circumstances we would be entitled to the benefit of this relief provision for the 75% gross income test or the 95% gross income test.  Even if this relief provision does apply, a 100% tax is imposed upon the greater of the amount by which we failed the 75% gross income test or the amount by which we failed the 95% gross income test, with adjustments, multiplied by a fraction intended to reflect our profitability.  This relief provision applies to any failure of the applicable income tests, even if the failure first occurred in a year prior to the taxable year in which the failure was discovered.

Based on the discussion above, we believe that we have satisfied, and will continue to satisfy, the 75% and 95% gross income tests outlined above on a continuing basis beginning with our first taxable year as a REIT.

Asset Tests.  At the close of each calendar quarter of each taxable year, we must also satisfy the following asset percentage tests in order to qualify as a REIT for federal income tax purposes:

•

At least 75% of the value of our total assets must consist of real estate assets, cash and cash items, shares in other REITs, government securities and temporary investments of new capital (that is, stock or debt instruments purchased with proceeds of a stock offering or a public offering of our debt with a term of at least five years, but only for the one year period commencing with our receipt of the offering proceeds).

•	Not more than 25% of the value of our total assets may be represented by securities other than those securities that count favorably toward the preceding 75% asset test.
•

Of the investments included in the preceding 25% asset class, the value of any one non-REIT issuer’s securities that we own may not exceed 5% of the value of our total assets.  In addition, we may not own more than 10% of the vote or value of any one non-REIT issuer’s outstanding securities, unless the securities are “straight debt” securities or otherwise excepted as discussed below.  Our stock and securities in a taxable REIT subsidiary are exempted from these 5% and 10% asset tests.

•	Not more than 25% of the value of our total assets may be represented by stock or securities of taxable REIT subsidiaries.

The above REIT asset tests must be satisfied at the close of each calendar quarter of each taxable year as a REIT.  After a REIT meets the asset tests at the close of any quarter, it will not lose its status as a REIT in any subsequent quarter solely because of fluctuations in the values of its assets.    This grandfathering rule may be of limited benefit to a REIT such as us that makes periodic acquisitions of both qualifying and nonqualifying REIT assets.  When a failure to satisfy the above asset tests results from an acquisition of securities or other property during a quarter, the failure can be cured by disposition of sufficient nonqualifying assets within thirty days after the close of that quarter.

In addition, if we fail the 5% value test or the 10% vote or value tests at the close of any quarter and we do not cure such failure within thirty days after the close of that quarter, that failure will nevertheless be excused if (a) the failure is de minimis and (b) within six months after the last day of the quarter in which we identify the failure, we either dispose of the assets causing the failure or otherwise satisfy the 5% value and 10% vote and value asset tests.  For purposes of this relief provision, the failure will be “de minimis” if the value of the assets causing the failure does not exceed the lesser of (a) 1% of the total value of our assets at the end of the relevant quarter or (b) $10,000,000.  If our failure is not de minimis, or if any of the other REIT asset tests have been violated, we may nevertheless qualify as a REIT if (a) we provide the IRS with a description of each asset causing the failure, (b) the failure was due to reasonable cause and not willful neglect, (c) we pay a tax equal to the greater of (1) $50,000 or (2) the highest rate of corporate tax imposed,  currently 35%, on the net income generated by the assets causing the failure during the period of the failure, and (d) within six months after the last day of the quarter in which we identify the failure, we either dispose of the assets causing the failure or otherwise satisfy all of the REIT asset tests.  These relief provisions apply to any failure of the applicable asset tests, even if the failure first occurred in a year prior to the taxable year in which the failure was discovered.

The IRC also provides an excepted securities safe harbor to the 10% value test that includes among other items (a) “straight debt” securities, (b) certain rental agreements in which payment is to be made in subsequent years, (c) any obligation to pay “rents from real property,” (d) securities issued by governmental entities that are not dependent in whole or in part on the profits of or payments from a nongovernmental entity, and (e) any security issued by another REIT.    We have maintained and will continue to maintain records of the value of our assets to document our compliance with the above asset tests, and intend to take actions as may be required to cure any failure to satisfy the tests within thirty days after the close of any quarter or within the six month periods described above.

Based on the discussion above, we believe that we have satisfied, and will continue to satisfy, the above REIT asset tests on a continuing basis beginning with our first taxable year as a REIT.

Annual Distribution Requirements.  In order to qualify for taxation as a REIT under the IRC, we are required to make annual distributions other than capital gain dividends to our shareholders in an amount at least equal to the excess of:

(1)the sum of 90% of our “real estate investment trust taxable income” and 90% of our net income after tax, if any, from property received in foreclosure, over

(2)the amount by which our noncash income  (e.g., imputed rental income or income from transactions inadvertently failing to qualify as like-kind exchanges) exceeds 5% of our “real estate investment trust taxable income.”

For these purposes, our “real estate investment trust taxable income” is as defined under Section 857 of the IRC and is computed without regard to the dividends paid deduction and our net capital gain and will generally be reduced by specified corporate-level taxes that we pay (e.g.,  taxes on built-in gains or taxes on foreclosure property income).

The distributions must be paid in the taxable year to which they relate, or in the following taxable year if declared before we timely file our federal income tax return for the earlier taxable year and if paid on or before the first regular distribution payment after that declaration.  If a dividend is declared in October, November or December to shareholders of record during one of those months, and is paid during the following January, then for federal income tax purposes the dividend will be treated as having been both paid and received on December 31 of the prior taxable year.  A distribution which is not pro rata within a class of our beneficial interests entitled to a distribution, or which is not consistent with the rights to distributions among our classes of beneficial interests, is a preferential distribution that is not taken into consideration for purposes of the distribution requirements, and accordingly the payment of a preferential distribution could affect our ability to meet the distribution requirements.  Taking into account our distribution policies, including the dividend reinvestment plan we have adopted, we do not believe that we have made or will make any preferential distributions.  The distribution requirements may be waived by the IRS if a REIT establishes that it failed to meet them by reason of distributions previously made to meet the requirements of the 4% excise tax discussed below.  To the extent that we do not distribute all of our net capital gain and all of our “real estate investment trust taxable income,” as adjusted, we will be subject to federal income tax at regular corporate rates on undistributed amounts.

In addition, we will be subject to a 4% nondeductible excise tax to the extent we fail within a calendar year to make required distributions to our shareholders of 85% of our ordinary income and 95% of our capital gain net income plus the excess, if any, of the “grossed up required distribution” for the preceding calendar year over the amount treated as distributed for that preceding calendar year.  For this purpose, the term “grossed up required distribution” for any calendar year is the sum of our taxable income for the calendar year without regard to the deduction for dividends paid and all amounts from earlier years that are not treated as having been distributed under the provision.  We will be treated as having sufficient earnings and profits to treat as a dividend any distribution by us up to the amount required to be distributed in order to avoid imposition of the 4% excise tax.

If we do not have enough cash or other liquid assets to meet the 90% distribution requirements, or if we so choose, we may find it necessary or desirable to arrange for new debt or equity financing to provide funds for required distributions in order to maintain our REIT status.  We can provide no assurance that financing would be available for these purposes on favorable terms, if at all.

We may be able to rectify a failure to pay sufficient dividends for any year by paying “deficiency dividends” to shareholders in a later year.  These deficiency dividends may be included in our deduction for dividends paid for the earlier year, but an interest charge would be imposed upon us for the delay in distribution.

In addition to the other distribution requirements above, to preserve our status as a REIT we are required to timely distribute all C corporation earnings and profits that we inherit from acquired corporations.

Acquisition of CCIT

As the successor by merger to CCIT for federal income tax purposes, we generally are liable for unpaid taxes, including penalties and interest (if any), of CCIT.  In addition, if CCIT is deemed to have lost its REIT status for a taxable year before the CCIT Merger or that includes the CCIT Merger and no relief is available, we would face the following tax consequences:

•	as the successor by merger to CCIT, we would generally inherit any corporate income tax liabilities of CCIT, including penalties and interest;
•

we would be subject to tax on the built-in gain on each asset of CCIT existing at the time of the CCIT Merger if we were to dispose of a CCIT asset (including as part of the Healthcare Properties Sale) during a specified period (generally ten years) following the CCIT Merger; and

•

we could be required to pay a special distribution and/or employ applicable deficiency dividend procedures (including interest payments to the IRS) to eliminate any earnings and profits accumulated by CCIT for taxable periods that it did not qualify as a REIT.

Finally, if there is an adjustment to CCIT’s “real estate investment trust taxable income” or dividends paid deductions, we could elect to use the deficiency dividend procedure described above to preserve our predecessor CCIT’s REIT status.  That deficiency dividend procedure could require us to make significant distributions to our shareholders and to pay significant interest to the IRS.

Depreciation and Federal Income Tax Treatment of Leases

Our initial tax bases in our assets will generally be our acquisition cost.  We will generally depreciate our depreciable real property on a straight-line basis over forty years and our personal property over the applicable shorter periods.  These depreciation schedules may vary for properties that we acquire through tax-free or carryover basis acquisitions, for example our initial portfolio acquired from EQC, as discussed below, or the properties we acquired in the CCIT Merger.

The initial tax bases and depreciation schedules for the assets we held immediately after we separated from EQC in March 2012 depend upon whether the deemed exchange that resulted from our separation from EQC upon our IPO was an exchange governed by Section 351 or instead Section 1001 of the IRC.  Our counsel, Sullivan & Worcester LLP, opined that the deemed exchange should be treated as an exchange governed by Section 351 of the IRC, and we have agreed to perform and will perform all our tax reporting accordingly.  This opinion was conditioned upon the assumption that the transaction agreement governing our separation had been and will be complied with by all parties thereto, upon the accuracy and completeness of the factual matters described in our Registration Statement on Form S-11 filed in connection with our IPO and upon representations made by us and EQC as to specified factual matters.  Therefore, we carried over EQC’s tax basis and depreciation schedule in each of the assets that we received from EQC, adjusted by the gain recognized by EQC in the deemed exchange.  This conclusion regarding the applicability of Section 351 of the IRC is dependent upon favorable determinations with regard to each of the following issues: (a) Section 351(e) of the IRC did not apply to the deemed exchange, or else it would have disqualified the deemed exchange from Section 351 treatment altogether; and (b) a judicial recharacterization rule, developed in Waterman Steamship v. Commissioner, 430 F.2d 1185 (5th Cir. 1970), and subsequent tax cases, did not apply to recharacterize our cash payment to EQC in the separation in a manner that rendered the deemed exchange a Section 1001 transaction under the IRC. There can be no assurance that the IRS or a court would reach the same conclusion.

If, contrary to our belief and the opinion of our counsel, the deemed exchange was taxable to EQC because Section 1001 of the IRC applied instead of Section 351 of the IRC, then we would be treated as though we acquired our initial assets from EQC in a fully taxable acquisition, thereby acquiring tax bases in these assets that would be depreciable over longer depreciable lives.  In that event, we estimate that our aggregate depreciation deductions for our initial taxable year and many taxable years thereafter would be lower.  If the IRS were to successfully challenge our reported depreciation methods and the associated tax reporting, then, including for purposes of qualifying for taxation as a REIT, we could be required to amend our tax reports, including those sent to our shareholders, or could be required to pay deficiency dividends, including the associated interest charge, as discussed above.

We are entitled to depreciation deductions from our facilities only if we are treated for federal income tax purposes as the owner of the facilities.  This means that the leases of the facilities must be classified for federal income tax purposes as true leases, rather than as sales or financing arrangements, and we believe this to be the case.

Distributions to our Shareholders

As discussed above, we expect to make distributions to our shareholders from time to time.  These distributions may include cash distributions, in kind distributions of property, and deemed or constructive distributions resulting from capital market activities.  The United States federal income tax treatment of our distributions will vary based on the status of the recipient shareholder as more fully described below under “Taxation of Taxable U.S. Shareholders,” “Taxation of Tax-Exempt U.S. Shareholders,” and “Taxation of Non-U.S. Shareholders.”

A redemption of our shares for cash only will be treated as a distribution under Section 302 of the IRC, and hence taxable as a dividend to the extent of our available current or accumulated earnings and profits, unless the redemption satisfies one of the tests set forth in Section 302(b) of the IRC enabling the redemption to be treated as a sale or exchange of the shares.  The redemption for cash only will be treated as a sale or exchange if it (a) is “substantially disproportionate” with respect to the surrendering shareholder’s ownership in us, (b) results in a “complete termination” of the surrendering shareholder’s entire share interest in us, or (c) is “not essentially equivalent to a dividend” with respect to the surrendering shareholder, all within the meaning of Section 302(b) of the IRC.  In determining whether any of these tests have been met, a shareholder must generally take into account shares considered to be owned by such shareholder by reason of constructive ownership rules set forth in the IRC, as well as shares actually owned by such shareholder.  In addition, if a redemption is treated as a distribution under the preceding tests, then a shareholder’s tax basis in the redeemed shares generally will be transferred to the shareholder’s remaining shares in us, if any, and if such shareholder owns no other shares in us, such basis generally may be transferred to a related person or may be lost entirely.  Because the determination as to whether a shareholder will satisfy any of the tests of Section 302(b) of the IRC depends upon the facts and circumstances at the time that our shares are redeemed, we urge you to consult your own tax advisor to determine your particular tax treatment of any redemption.

Taxation of Taxable U.S. Shareholders

For noncorporate U.S. shareholders, to the extent that their total adjusted income does not exceed applicable thresholds, the maximum federal income tax rate for long-term capital gains and most corporate dividends is generally 15%.  For those noncorporate U.S. shareholders whose total adjusted income exceeds the applicable thresholds, the maximum federal income tax rate for long-term capital gains and most corporate dividends is generally 20%.  However, because we are not generally subject to federal income tax on the portion of our “real estate investment trust taxable income” distributed to our shareholders, dividends on our shares generally are not eligible for such preferential tax rates.  As a result, our ordinary dividends continue to be taxed at the higher federal income tax rates applicable to ordinary income.  To summarize, the preferential federal income tax rates for long-term capital gains and for qualified dividends generally apply to:

(1)long-term capital gains, if any, recognized on the disposition of our shares;

(2)our distributions designated as long-term capital gain dividends (except to the extent attributable to real estate depreciation recapture, in which case the distributions are subject to a maximum 25% federal income tax rate);

(3)our dividends attributable to dividend income, if any, received by us from C corporations such as taxable REIT subsidiaries;

(4)our dividends attributable to earnings and profits that we inherit from C corporations; and

(5)our dividends to the extent attributable to income upon which we have paid federal corporate income tax (such as sale gains subject to the 35% built-in gains tax), net of the corporate taxes thereon.

As long as we qualify as a REIT for United States federal income tax purposes, a distribution to our U.S. shareholders that we do not designate as a capital gain dividend generally will be treated as an ordinary income dividend to the extent of our available current or accumulated earnings and profits.  Distributions made out of our current or accumulated earnings and profits that we properly designate as capital gain dividends generally will be taxed as long-term capital gains, as discussed below, to the extent they do not exceed our actual net capital gain for the taxable year.  However, corporate shareholders may be required to treat up to 20% of any capital gain dividend as ordinary income under Section 291 of the IRC.

In addition, we may elect to retain net capital gain income and treat it as constructively distributed.  In that case:

(1)we will be taxed at regular corporate capital gains tax rates on retained amounts;

(2)each U.S. shareholder will be taxed on its designated proportionate share of our retained net capital gains as though that amount were distributed and designated a capital gain dividend;

(3)each U.S. shareholder will receive a credit or refund for its designated proportionate share of the tax that we pay;

(4)each U.S. shareholder will increase its adjusted basis in our shares by the excess of the amount of its proportionate share of these retained net capital gains over the U.S. shareholder’s proportionate share of the tax that we pay; and

(5)both we and our corporate shareholders will make commensurate adjustments in our respective earnings and profits for federal income tax purposes.

If we elect to retain our net capital gains in this fashion, we will notify our U.S. shareholders of the relevant tax information within sixty days after the close of the affected taxable year.

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

Distributions in excess of current or accumulated earnings and profits will not be taxable to a U.S. shareholder to the extent that they do not exceed the shareholder’s adjusted tax basis in the shareholder’s shares, but will reduce the shareholder’s basis in those shares.  To the extent that these excess distributions exceed a U.S. shareholder’s adjusted basis in our shares, they will be included in income as capital gain, with long-term gain generally taxed to noncorporate U.S. shareholders at preferential maximum rates.  No U.S. shareholder may include on its federal income tax return any of our net operating losses or any of our capital losses.

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

A U.S. shareholder will generally recognize gain or loss equal to the difference between the amount realized and the shareholder’s adjusted basis in our shares that are sold or exchanged.  This gain or loss will be capital gain or loss, and will be long-term capital gain or loss if the shareholder’s holding period in our shares exceeds one year.  In addition, any loss upon a sale or exchange of our shares held for six months or less will generally be treated as a long-term capital loss to the extent of our long-term capital gain dividends paid on such shares during the holding period.

U.S. shareholders who are individuals, estates or trusts are generally required to pay a 3.8% Medicare tax on their net investment income (which is calculated by including dividends on and gains from the sale or other disposition of our shares), or in the case of estates and trusts on their net investment income that is not distributed, in each case to the extent that their total adjusted income exceeds applicable thresholds.

If a U.S. shareholder recognizes a loss upon a disposition of our shares in an amount that exceeds a prescribed threshold, it is possible that the provisions of Treasury regulations involving “reportable transactions” could apply, with a resulting requirement to separately disclose the loss-generating transaction to the IRS.  These Treasury regulations are written quite broadly, and apply to many routine and simple transactions.  A reportable transaction currently includes, among other things, a sale or exchange of our shares resulting in a tax loss in excess of (a) $10 million in any single year or $20 million in any combination of years in the case of our shares held by a C corporation or by a partnership with only C corporation partners or (b) $2 million in any single year or $4 million in any combination of years in the case of our shares held by any other partnership or an S corporation, trust or individual, including losses that flow through pass through entities to individuals.  A taxpayer discloses a reportable transaction by filing IRS Form 8886 with its federal income tax return and, in the first year of filing, a copy of Form 8886 must be sent to the IRS’s Office of Tax Shelter Analysis.  The penalty for failing to disclose a reportable transaction is generally $10,000 in the case of a natural person and $50,000 in any other case.

Noncorporate U.S. shareholders who borrow funds to finance their acquisition of our shares could be limited in the amount of deductions allowed for the interest paid on the indebtedness incurred.  Under Section 163(d) of the IRC, interest paid or accrued on indebtedness incurred or continued to purchase or carry property held for investment is generally deductible only to the extent of the investor’s net investment income.  A U.S. shareholder’s net investment income will include ordinary income dividend distributions received from us and, if an appropriate election is made by the shareholder, capital gain dividend distributions and qualified dividends received from us; however, distributions treated as a nontaxable return of the shareholder’s basis will not enter into the computation of net investment income.

Taxation of Tax-Exempt U.S. Shareholders

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

Subject to the pension-held REIT rules discussed below, our distributions made to shareholders that are tax-exempt pension plans, individual retirement accounts or other qualifying tax-exempt entities should not constitute UBTI, provided that the shareholder has not financed its acquisition of our shares with “acquisition indebtedness” within the meaning of the IRC, that the shares are not otherwise used in an unrelated trade or business of the tax-exempt entity, and that, consistent with our present intent, we do not hold a residual interest in a real estate mortgage investment conduit.

Any trusts that are described in Section 401(a) of the IRC and are tax-exempt under Section 501(a) of the IRC, or tax-exempt pension trusts, that own more than 10% by value of a “pension-held REIT” at any time during a taxable year may be required to treat a percentage of all dividends received from the pension-held REIT during the year as UBTI.  This percentage is equal to the ratio of:

(1)the pension-held REIT’s gross income derived from the conduct of unrelated trades or businesses, determined as if the pension-held REIT were a tax-exempt pension trust, less direct expenses related to that income, to

(2)the pension-held REIT’s gross income from all sources, less direct expenses related to that income,

except that this percentage shall be deemed to be zero unless it would otherwise equal or exceed 5%.

A REIT is a pension-held REIT if:

•	the REIT is “predominantly held” by tax-exempt pension trusts; and

•

the REIT would fail to satisfy the “closely held” ownership requirement, discussed above in “REIT Qualification Requirements,” if the stock or beneficial interests in the REIT held by tax-exempt pension trusts were viewed as held by the tax-exempt pension trusts rather than by their respective beneficiaries.

A REIT is predominantly held by tax-exempt pension trusts if at least one tax-exempt pension trust owns more than 25% by value of the interests in such REIT, or if one or more tax-exempt pension trusts, each owning more than 10% by value of the interests in such REIT, own in the aggregate more than 50% by value of the interests in such REIT.  Because of the share ownership concentration restrictions contained in our declaration of trust, we believe that we are not and will not become a pension-held REIT and accordingly, the tax treatment described above should be inapplicable to our tax-exempt shareholders.  However, because our shares are publicly traded, we cannot completely control whether or not we are or will become a pension-held REIT.

Social clubs, voluntary employee benefit associations, supplemental unemployment benefit trusts and qualified group legal services plans exempt from federal income taxation under Sections 501(c)(7), (c)(9), (c)(17) and (c)(20) of the IRC, respectively, are subject to different UBTI rules, which generally will require them to characterize distributions from a REIT as UBTI.  In addition, these prospective investors should consult their own tax advisors concerning any “set aside” or reserve requirements applicable to them.

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

In general, a non-U.S. shareholder will be subject to regular United States federal income tax in the same manner as a U.S. shareholder with respect to its investment in our shares if that investment is effectively connected with the non-U.S. shareholder’s conduct of a trade or business in the United States (and, if provided by an applicable income tax treaty, is attributable to a permanent establishment or fixed base the non-U.S. shareholder maintains in the United States).  In addition, a corporate non-U.S. shareholder that receives income that is or is deemed effectively connected with a trade or business in the United States may also be subject to the 30% branch profits tax under Section 884 of the IRC, or lower applicable tax treaty rate, which is payable in addition to regular United States federal corporate income tax.  The balance of this discussion of the United States federal income taxation of non-U.S. shareholders addresses only those non-U.S. shareholders whose investment in our shares is not effectively connected with the conduct of a trade or business in the United States.

A distribution by us to a non-U.S. shareholder that is not attributable to gain from the sale or exchange of a United States real property interest and that is not designated as a capital gain dividend will be treated as an ordinary income dividend to the extent that it is made out of current or accumulated earnings and profits.  A distribution of this type will generally be subject to United States federal income tax and withholding at the rate of 30%, or at a lower rate if the non-U.S. shareholder has in the manner prescribed by the IRS demonstrated to the applicable withholding agent its entitlement to benefits under a tax treaty.  In the case of any in kind distributions of property, the applicable withholding agent will have to collect the amount required to be withheld by reducing to cash for remittance to the IRS a sufficient portion of the property that the non-U.S. shareholder would otherwise receive, and the non-U.S. shareholder may bear brokerage or other costs for this withholding procedure.  Because we cannot determine our current and accumulated earnings and profits until the end of the taxable year, withholding at the rate of 30% or applicable lower treaty rate will generally be imposed on the gross amount of any distribution to a non-U.S. shareholder that we make and do not designate as a capital gain dividend.  Notwithstanding this withholding on distributions in excess of our current and accumulated earnings and profits, these distributions are a nontaxable return of capital to the extent that they do not exceed the non-U.S. shareholder’s adjusted basis in our shares, and the nontaxable return of capital will reduce the adjusted basis in these shares.  To the extent that distributions in excess of current and accumulated earnings and profits exceed the non-U.S. shareholder’s adjusted basis in our shares, the distributions will give rise to tax liability if the non-U.S. shareholder would otherwise be subject to tax on any gain from the sale or exchange of these shares, as discussed below.  A non-U.S. shareholder may seek a refund from the IRS of amounts withheld on distributions to it in excess of our current and accumulated earnings and profits.

From time to time, some of our distributions may be attributable to the sale or exchange of United States real property interests.  However, capital gain dividends that are received by a non-U.S. shareholder, as well as dividends attributable to our sales of United States real property interests, will be subject to the taxation and withholding regime applicable to ordinary income dividends and the branch profits tax will not apply, provided that (a) these dividends are received with respect to a class of shares that is “regularly traded” on a domestic “established securities market” such as the New York Stock Exchange, or NYSE, both terms as defined by applicable Treasury regulations, and (b) the non-U.S. shareholder does not own more than 5% of that class of shares at any time during the one-year period ending on the date of distribution of the applicable capital gain and United States real property interest dividends.  If both of these provisions are satisfied, qualifying non-U.S. shareholders will not be subject to withholding either on capital gain dividends or on dividends that are attributable to our sales of United States real property interests as though those amounts were effectively connected with a United States trade or business, and qualifying non-U.S. shareholders will not be required to file United States federal income tax returns or pay branch profits tax in respect of these dividends.  Instead, these dividends will be subject to United States federal income tax and withholding as ordinary dividends, currently at a 30% tax rate unless, as discussed below, reduced by an applicable treaty.  Although there can be no assurance in this regard, we believe that our common shares have been and will remain “regularly traded” on a domestic “established securities market” within the meaning of applicable Treasury regulations; however, we can provide no assurance that our shares will continue to be “regularly traded” on a domestic “established securities market” in future taxable years.

Except as discussed above, for any year in which we qualify as a REIT, distributions that are attributable to gain from the sale or exchange of a United States real property interest are taxed to a non-U.S. shareholder as if these distributions were gains effectively connected with a trade or business in the United States conducted by the non-U.S. shareholder.  Accordingly, a non-U.S. shareholder that does not qualify for the special rule above (a) will be taxed on these amounts at the normal capital gain and other tax rates applicable to a U.S. shareholder, subject to any applicable alternative minimum tax and to a special alternative minimum tax in the case of nonresident alien individuals, (b) will be required to file a United States federal income tax return reporting these amounts, even if applicable withholding is imposed as described below, and (c) if such non-U.S. shareholder is also a corporation, it may owe the 30% branch profits tax under Section 884 of the IRC, or lower applicable tax treaty rate, in respect of these amounts.  The applicable withholding agent will be required to withhold from distributions to such non-U.S. shareholders, and remit to the IRS, 35% of the maximum amount of any distribution that could be designated as a capital gain dividend.  In addition, for purposes of this withholding rule, if we designate prior distributions as capital gain dividends, then subsequent distributions up to the amount of the designated prior distributions will be treated as capital gain dividends.  The amount of any tax withheld is creditable against the non-U.S. shareholder’s United States federal income tax liability, and the non-U.S. shareholder may file for a refund from the IRS of any amount of withheld tax in excess of that tax liability.

A special “wash sale” rule may apply to a non-U.S. shareholder who owns any class of our shares if (a) the non-U.S. shareholder owns more than 5% of that class of shares at any time during the one-year period ending on the date of the distribution described below, or (b) that class of our shares is not, within the meaning of applicable Treasury regulations, “regularly traded” on a domestic “established securities market” such as the NYSE.  Although there can be no assurance in this regard, we believe that our common shares have been and will remain “regularly traded” on a domestic “established securities market” within the meaning of applicable Treasury regulations, all as discussed above; however, we can provide no assurance that our shares will continue to be “regularly traded” on a domestic “established securities market” in future taxable years.  We thus anticipate this wash sale rule will apply, if at all, only to a non-U.S. shareholder that owns more than 5% of either our common shares or any class of our preferred shares.  Such a non-U.S. shareholder will be treated as having made a “wash sale” of our shares if it (a) disposes of an interest in our shares during the thirty days preceding the ex-dividend date of a distribution by us that, but for such disposition, would have been treated by the non-U.S. shareholder in whole or in part as gain from the sale or exchange of a United States real property interest, and then (b) acquires or enters into a contract to acquire a substantially identical interest in our shares, either actually or constructively through a related party, during the sixty-one day period beginning thirty days prior to the ex-dividend date.  In the event of such a wash sale, the non-U.S. shareholder will have gain from the sale or exchange of a United States real property interest in an amount equal to the portion of the distribution that, but for the wash sale, would have been a gain from the sale or exchange of a United States real property interest.  As discussed above, a non-U.S. shareholder’s gain from the sale or exchange of a United States real property interest can trigger increased United States taxes, such as the branch profits tax applicable to non-U.S. corporations, and increased United States tax filing requirements.

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

Tax treaties may reduce the withholding obligations on our distributions.  Under some treaties, however, rates below 30% that are applicable to ordinary income dividends from United States corporations may not apply to ordinary income dividends from a REIT or may apply only if the REIT meets specified additional conditions.  A non-U.S. shareholder must generally use an applicable IRS Form W-8, or substantially similar form, to claim tax treaty benefits.  If the amount of tax withheld with respect to a distribution to a non-U.S. shareholder exceeds the shareholder’s United States federal income tax liability with respect to the distribution, the non-U.S. shareholder may file for a refund of the excess from the IRS.  The 35% withholding tax rate discussed above on some capital gain dividends corresponds to the maximum income tax rate applicable to corporate non-U.S. shareholders but is higher than the current preferential maximum rates on capital gains generally applicable to noncorporate non-U.S. shareholders.  Treasury regulations also provide special rules to determine whether, for purposes of determining the applicability of a tax treaty, our distributions to a non-U.S. shareholder that is an entity should be treated as paid to the entity or to those owning an interest in that entity and whether the entity or its owners are entitled to benefits under the tax treaty.  In the case of any constructive distributions or in kind distributions of property, the applicable withholding agent may collect the amount required to be withheld by reducing to cash for remittance to the IRS a sufficient portion of the property that the non-U.S. shareholder would otherwise receive or own if the cash portion of any such distribution is not sufficient to cover the withholding liability, and the non-U.S. shareholder may bear brokerage or other costs for this withholding procedure.

Non-U.S. shareholders should generally be able to treat amounts we designate as retained but constructively distributed capital gains in the same manner as actual distributions of capital gain dividends by us.  In addition, a non-U.S. shareholder should be able to offset as a credit against its federal income tax liability the proportionate share of the tax paid by us on such retained but constructively distributed capital gains.  A non-U.S. shareholder may file for a refund from the IRS for the amount that the non-U.S. shareholder’s proportionate share of tax paid by us exceeds its federal income tax liability on the constructively distributed capital gains.

If our shares are not “United States real property interests” within the meaning of Section 897 of the IRC, then a non-U.S. shareholder’s gain on the sale of these shares generally will not be subject to United States federal income taxation, except that a nonresident alien individual who was in the United States for 183 days or more during the taxable year may be subject to a 30% tax on this gain.  Our shares will not constitute a United States real property interest if we are a “domestically controlled REIT.”  A domestically controlled REIT is a REIT in which at all times during the preceding five-year period less than 50% of the fair market value of the outstanding shares was directly or indirectly held by foreign persons.  We believe that we have been and will remain a domestically controlled REIT and thus a non-U.S. shareholder’s gain on a  sale of our shares will not be subject to United States federal income taxation.  However, because our shares are publicly traded, we can provide no assurance that we have been or will remain a domestically controlled REIT.  If we are not a domestically controlled REIT, a non-U.S. shareholder’s gain on the sale of our shares will not be subject to United States federal income taxation as a sale of a United States real property interest, if that class of shares is “regularly traded,” as defined by applicable Treasury regulations, on an established securities market such as the NYSE, and the non-U.S. shareholder has at all times during the preceding five years owned 5% or less by value of that class of shares.  In this regard, because the shares held by others may be redeemed, a non-U.S. shareholder’s percentage interest in a class of our shares may increase even if it acquires no additional shares in that class.  If the gain on the sale of our shares were subject to United States federal income taxation, the non-U.S. shareholder will generally be subject to the same treatment as a U.S. shareholder with respect to its gain and will be required to file a United States federal income tax return reporting that gain; in addition, a corporate non-U.S. shareholder might owe branch profits tax under Section 884 of the IRC.  A purchaser of our shares from a non-U.S. shareholder will not be required to withhold on the purchase price if the purchased shares are regularly traded on an established securities market or if we are a domestically controlled REIT.  Otherwise, a purchaser of our shares from a non-U.S. shareholder may be required to withhold 10% of the purchase price paid to the non-U.S. shareholder and to remit the withheld amount to the IRS.

Information Reporting, Backup Withholding, and Foreign Account Withholding

Information reporting, backup withholding, and foreign account withholding may apply to distributions or proceeds paid to our shareholders under the circumstances discussed below.  If a shareholder is subject to backup or other United States federal income tax withholding, then the applicable withholding agent will be required to withhold the appropriate amount with respect to a deemed or constructive distribution or a distribution in kind even though there is insufficient cash from which to satisfy the withholding obligation.  To satisfy this withholding obligation, the applicable withholding agent may collect the amount of United States federal income tax required to be withheld by reducing to cash for remittance to the IRS a sufficient portion of the property that the shareholder would otherwise receive or own, and the shareholder may bear brokerage or other costs for this withholding procedure.

The backup withholding rate is currently 28%.  Amounts withheld under backup withholding are generally not an additional tax and may be refunded by the IRS or credited against the shareholder’s federal income tax liability.  A U.S. shareholder may be subject to backup withholding when it receives distributions on our shares or proceeds upon the sale, exchange, redemption, retirement or other disposition of our shares, unless the U.S. shareholder properly executes, or has previously properly executed, under penalties of perjury an IRS Form W-9 or substantially similar form that:

•	provides the U.S. shareholder’s correct taxpayer identification number; and
•

certifies that the U.S. shareholder is exempt from backup withholding because it comes within an enumerated exempt category, it has not been notified by the IRS that it is subject to backup withholding, or it has been notified by the IRS that it is no longer subject to backup withholding.

If the U.S. shareholder has not provided and does not provide its correct taxpayer identification number on an IRS Form W-9 or substantially similar form, it may be subject to penalties imposed by the IRS, and the applicable withholding agent may have to withhold a portion of any distributions or proceeds paid to such U.S. shareholder.  Unless the U.S. shareholder has established on a properly executed IRS Form W-9 or substantially similar form that it comes within an enumerated exempt category, distributions or proceeds on our shares paid to it during the calendar year, and the amount of tax withheld, if any, will be reported to it and to the IRS.

Distributions on our shares to a non-U.S. shareholder during each calendar year and the amount of tax withheld, if any, will generally be reported to the non-U.S. shareholder and to the IRS.  This information reporting requirement applies regardless of whether the non-U.S. shareholder is subject to withholding on distributions on our shares or whether the withholding was reduced or eliminated by an applicable tax treaty.  Also, distributions paid to a non-U.S. shareholder on our shares may be subject to backup withholding, unless the non-U.S. shareholder properly certifies to the applicable withholding agent its non-U.S. shareholder status on an IRS Form W-8 or substantially similar form.  Information reporting and backup withholding will not apply to proceeds a non-U.S. shareholder receives upon the sale, exchange, redemption, retirement or other disposition of our shares, if the non-U.S. shareholder properly certifies its non-U.S. shareholder status on an IRS Form W-8 or substantially similar form.  Even without having executed an IRS Form W-8 or substantially similar form, however, in some cases information reporting and backup withholding will not apply to proceeds that a non-U.S. shareholder receives upon the sale, exchange, redemption, retirement or other disposition of our shares if the non-U.S. shareholder receives those proceeds through a broker’s foreign office.

Non-United States financial institutions and other non-United States entities are subject to diligence and reporting requirements for purposes of identifying accounts and investments held directly or indirectly by United States persons.  The failure to comply with these additional information reporting, certification and other requirements could result in a 30% withholding tax on applicable payments to non-United States persons.  In particular, a payee that is a foreign financial institution that is subject to the diligence and reporting requirements described above must enter into an agreement with the United States Department of the Treasury requiring, among other things, that it undertake to identify accounts held by “specified United States persons” or “United States owned foreign entities” (each as defined in the IRC), annually report information about such accounts, and withhold 30% on applicable payments to noncompliant foreign financial institutions and account holders. Foreign financial institutions located in jurisdictions that have an intergovernmental agreement with the United States with respect to these requirements may be subject to different rules.  The foregoing withholding regime generally applies to payments of dividends on our shares, and is expected to generally apply to other “withholdable payments” (including payments of gross proceeds from a sale or other disposition of our shares) made after December 31, 2016.  Non-U.S. shareholders and shareholders who hold our shares through a non-United States intermediary are encouraged to consult with their tax advisor regarding foreign account tax compliance.

Other Tax Considerations

Our tax treatment and that of our shareholders may be modified by legislative, judicial or administrative actions at any time, which actions may be retroactive in effect.  The rules dealing with federal income taxation are constantly under review by the United States Congress, the IRS and the United States Department of the Treasury, and statutory changes, new regulations, revisions to existing regulations and revised interpretations of established concepts are issued frequently.  Likewise, the rules regarding taxes other than United States federal income taxes may also be modified.  No prediction can be made as to the likelihood of passage of new tax legislation or other provisions, or the direct or indirect effect on us and our shareholders.  Revisions to tax laws and interpretations of these laws could adversely affect our ability to qualify and be taxed as a REIT, as well as the tax or other consequences of an investment in our shares.  We and our shareholders may also be subject to taxation by state, local or other jurisdictions, including those in which we or our shareholders transact business or reside.  These tax consequences may not be comparable to the United States federal income tax consequences discussed above.

ERISA PLANS, KEOGH PLANS AND INDIVIDUAL RETIREMENT ACCOUNTS

General Fiduciary Obligations

Fiduciaries of a pension, profit-sharing or other employee benefit plan subject to Title I of the Employee Retirement Income Security Act of 1974, as amended, or ERISA, must consider whether:

•	their investment in our shares or other securities satisfies the diversification requirements of ERISA;
•	the investment is prudent in light of possible limitations on the marketability of our shares;
•	they have authority to acquire our shares or other securities under the applicable governing instrument and Title I of ERISA; and
•	the investment is otherwise consistent with their fiduciary responsibilities.

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

“Plan Assets” Considerations

The United States Department of Labor has issued a regulation defining “plan assets.”  The regulation generally provides that when an ERISA or non-ERISA plan acquires a security that is an equity interest in an entity and that security is neither a “publicly offered security” nor a security issued by an investment company registered under the Investment Company Act of 1940, as amended, the ERISA plan’s or non-ERISA plan’s assets include both the equity interest and an undivided interest in each of the underlying assets of the entity, unless it is established either that the entity is an operating company or that equity participation in the entity by benefit plan investors is not significant.

Each class of our shares (that is, our common shares and any class of preferred shares that we may issue) must be analyzed separately to ascertain whether it is a publicly offered security.  The regulation defines a publicly offered security as a security that is “widely held,” “freely transferable” and either part of a class of securities registered under the Exchange Act, or sold under an effective registration statement under the Securities Act of 1933, as amended, or the Securities Act, provided the securities are registered under the Exchange Act within 120 days after the end of the fiscal year of the issuer during which the offering occurred.  Each class of our outstanding shares has been registered under the Exchange Act within the necessary time frame to satisfy the foregoing condition.

The regulation provides that a security is “widely held” only if it is part of a class of securities that is owned by 100 or more investors independent of the issuer and of one another.  However, a security will not fail to be “widely held” because the number of independent investors falls below 100 subsequent to the initial public offering as a result of events beyond the issuer’s control.  We believe our common shares have been and will remain widely held, and we expect the same to be true of any class of preferred shares that we may issue, but we can give no assurances in this regard.

The regulation provides that whether a security is “freely transferable” is a factual question to be determined on the basis of all relevant facts and circumstances.  The regulation further provides that, where a security is part of an offering in which the minimum investment is $10,000 or less, some restrictions on transfer ordinarily will not, alone or in combination, affect a finding that these securities are freely transferable.  The restrictions on transfer enumerated in the regulation as not affecting that finding include:

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

We believe that the restrictions imposed under our declaration of trust on the transfer of shares do not result in the failure of our shares to be “freely transferable.”  Furthermore, we believe that there exist no other facts or circumstances limiting the transferability of our shares that are not included among those enumerated as not affecting their free transferability under the regulation, and we do not expect or intend to impose in the future, or to permit any person to impose on our behalf, any limitations or restrictions on transfer that would not be among the enumerated permissible limitations or restrictions.

Assuming that each class of our shares will be “widely held” and that no other facts and circumstances exist that restrict transferability of these shares, we have received an opinion of  our counsel, Sullivan & Worcester LLP, that our shares will not fail to be “freely transferable” for purposes of the regulation due to the restrictions on transfer of our shares under our declaration of trust and that under the regulation each class of our currently outstanding shares is publicly offered and our assets will not be deemed to be “plan assets” of any ERISA plan or non-ERISA plan that acquires our shares in a public offering.  This opinion is conditioned upon certain assumptions and representations, as discussed above in “United States Federal Income Tax Considerations—Taxation as a REIT.”

Item 1A.  Risk Factors

Our business faces many risks. The risks described below may not be the only risks we face but are the risks we know of that we believe may be material at this time. Additional risks that we do not yet know of, or that we currently think are immaterial, may also impair our business operations or financial results. If any of the events or circumstances described in the following risks occurs, our business, financial condition or results of operations could suffer and the trading price of our securities could decline. Investors and prospective investors should consider the following risks and the information contained under the heading “Warning Concerning Forward Looking Statements” before deciding whether to invest in our securities.

Risks Related to Our Business

The U.S. economy has recently experienced a recession and the recovery to date has been slow, unsteady and incomplete.

The U.S. economy has recently experienced a recession and the recovery to date has been slow, unsteady and incomplete, which has created volatile market conditions, resulted in decreases in availability of credit and led to the insolvency, closure or acquisition of a number of financial institutions. While the markets currently show signs of stabilizing and growth, it remains unclear when the economy will fully recover to pre-recession levels. Continued economic weakness in the U.S. economy generally or a new recession would likely adversely affect our financial condition and that of our tenants, and could impact the ability of our tenants to renew our leases or pay rent to us.

When we reset rents, renew leases or lease to new tenants, our rents may decline and our expenses may increase.

When we reset rents, renew leases or lease to new tenants we may receive less rent than we currently receive. A majority of our Hawaii land leases require the rent to periodically be reset based on fair market values, which could result in rental increases or decreases. Our ability to increase rents when rent resets occur will depend upon then prevailing market conditions that are beyond our control. Further, our leases in Hawaii typically provide for appraisal proceedings to determine fair market value if we cannot reach agreement with our tenants on the rent reset amount. Accordingly, we cannot assure that the historical increases which we or EQC achieved in rent resets will be repeated in the future. While rent resets involving our Hawaii land leases have, in the aggregate, resulted in rent increases during the period of our and EQC’s ownership, in some instances rent resets have resulted in rent decreases. Additionally, a downturn in economic conditions in Hawaii may cause reduced market rents for our properties when rents are reset, which could lead to a reduction in our revenues.

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

We may be unable to lease our properties when our leases expire.

Although we typically will seek to renew our leases with current tenants when these leases expire, we cannot assure that we will be successful in doing so. If our tenants do not renew their leases, we may be unable to locate new tenants to maintain or increase the historical occupancy rates of, or rents from, our properties.

Increasing interest rates may adversely affect us.

Interest rates have been at historically low levels for an extended period of time and it is unclear how long rates will remain low. Increasing interest rates may adversely affect us, including in the following ways:

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

•

Interest rates may negatively impact the value of our shares, which may increase our cost of capital, including decreasing the amount of equity and debt we may be able to raise, increasing the extent of dilution from any equity offering we may make or increasing the costs to us for any such equity or debt offering.

Our concentration of properties on the island of Oahu, HI, which contributed approximately 38.2% of our total revenues for the year ended December 31, 2014, has been diluted by our acquisition of the CCIT portfolio.

Historically, our portfolio has been significantly affected by the results from our properties located in Hawaii. For example, approximately 38.2% of our total revenues for the year ended December 31, 2014 were generated from our properties located on the island of Oahu, HI. As a result of our acquisition of CCIT, the impact from the Hawaii Properties will likely be significantly diluted in future periods. While the shift in the concentration of our portfolio may reduce our exposure to certain risks associated with Hawaii and its economy (including fluctuations in tourism demand and the occurrence of natural disasters such as tsunamis, hurricanes, flooding, volcanic eruptions and earthquakes), the acquisition of CCIT’s portfolio increases our exposure to new and different risks associated with mainland properties. Also, the risks and benefits associated with periodic rent resets for our Hawaii Properties pursuant to our leases have been diluted by the acquisition of the CCIT portfolio. As a result, the risk profile of our portfolio following our acquisition of CCIT is different from our historical risk profile.

Our ability to increase rents in Hawaii may be curtailed in the future by government action.

In July 2009, the Hawaii state legislature enacted legislation which would have limited rent increases at certain of our leased industrial and commercial properties in Hawaii. In May 2010, the U.S. District Court in Hawaii ruled that this legislation violated the U.S. Constitution and was unenforceable. In October 2010, EQC entered a settlement agreement with the State of Hawaii pursuant to which the State’s appeal of this decision was dismissed with prejudice in return for EQC’s agreement not to pursue its attorneys’ fees from the State. The Hawaii state legislature may in the future adopt laws to limit rent increases at our Hawaii Properties, and, even if we are successful in challenging such laws, the cost of doing so may be significant.

Substantially all of our properties are leased to single tenants and the large majority are leased to tenants that do not have investment ratings.

Substantially all of our total revenues as of December 31, 2014 were from properties leased to single tenants. We expect that we will continue to derive substantially all of our revenues from single tenant properties and, therefore, the success of single tenant properties will be materially dependent on the performance of those tenants under their respective leases. Tenant defaults or failure to renew leases upon termination will adversely impact our revenues. In addition to not realizing rental income, many property level operating expenses and capital expenditures, such as real estate taxes, insurance, utilities, maintenance and repairs, other than, in certain circumstances, roof and structural element‑related expenditures, are paid or reimbursed by our tenants pursuant to our leases, and a tenant default could leave us responsible for paying these expenses. Because our properties are leased to single tenants, the adverse impact of tenant defaults or non‑renewals is likely to be greater than would be the case if our properties were leased to multiple tenants.

The occurrence of a tenant bankruptcy or insolvency could diminish the income we receive from that tenant’s lease. If a tenant becomes bankrupt or insolvent, federal law may prohibit us from evicting such a tenant based solely upon such bankruptcy or insolvency. In addition, a bankrupt or insolvent tenant may be authorized to reject and terminate its lease with us. Any claims against a bankrupt tenant for unpaid future rent would be subject to statutory limitations that would likely result in our receipt of rental income that is substantially less than the contractually specified rent we are owed under the lease. In addition, any claim we have for unpaid past rent may not be paid in full.

The large majority of our properties are leased to tenants who are not rated by any nationally recognized statistical rating organization. It is more difficult to assess the ability of a tenant that is not rated to meet its obligations to us than that of a rated tenant. Further, tenants may be rated when we enter leases with them but their ratings may be later lowered or terminated during the term of the leases.

We may be unable to access the capital necessary to repay our debts, invest in our properties or fund acquisitions.

To retain our status as a REIT, we are required to distribute at least 90% of our annual REIT taxable income (excluding capital gains) and satisfy a number of organizational and operational requirements to which REITs are subject. Accordingly, we generally will not be able to retain sufficient cash from operations to repay debts, invest in our properties or fund acquisitions. Our business and growth strategies depend, in part, upon our ability to raise additional capital at reasonable costs to repay our debts, invest in our properties and fund acquisitions. Because of the volatility in the availability of capital to businesses on a global basis and the increased volatility in most debt and equity markets generally, our ability to raise reasonably priced capital is not guaranteed; we may be unable to raise reasonably priced capital because of reasons related to our business, market perceptions of our prospects, the terms of our indebtedness or for reasons beyond our control, such as market conditions. If we are unable to raise reasonably priced capital, our business and growth strategies may fail and we may be unable to remain a REIT.

We may be unable to grow our business by acquisitions and our acquisitions may not be successful.

An element of our business plan involves the acquisition of additional properties. Our ability to complete attractive acquisitions may be subject to risks associated with:

•	competition from other investors, including publicly traded and private REITs, numerous financial institutions, individuals and public and private companies;
•	contingencies in our acquisition agreements;
•	the availability of financing; and
•	the terms of our indebtedness.

Additionally, we might encounter unanticipated difficulties and expenditures relating to any acquired properties. For example:

•	newly acquired properties might require significant management attention that would otherwise be devoted to our ongoing business;
•	we might never realize the anticipated benefits of our acquisitions;
•

notwithstanding pre‑acquisition due diligence, we do not believe that it is possible to fully understand a property before it is owned and operated for an extended period of time, and we could acquire a property that contains undisclosed defects in design or construction;

•	the market in which the acquired property is located may experience unexpected changes that adversely affect the property’s value;

•

the occupancy of properties that we acquire may decline during our ownership, which would be of particular consequence as our properties are typically single tenant leased, and rents or returns that are in effect or expected at the time a property is acquired may decline thereafter;

•	property operating costs for our acquired properties may be higher than anticipated and our acquired properties may not yield expected returns;
•	if we finance acquisitions using new debt or equity issuances, such financing may result in shareholder dilution; and
•

we may acquire properties subject to liabilities and without any recourse, or with only limited recourse, for unknown liabilities such as liabilities for cleanup of undisclosed environmental contamination, claims by tenants, vendors, or other persons dealing with the former owners of the properties and claims for indemnification by general partners, directors, officers and others indemnified by the former owners of the properties.

For these reasons, among others, our business plan to acquire additional properties may not succeed or may cause us to experience losses.

We face significant competition.

We face significant competition for acquisition opportunities from other investors, including publicly traded and private REITs, numerous financial institutions, individuals and public and private companies. Because of competition, we may be unable to, or may pay a significantly increased purchase price to, acquire a desired property. Some of our competitors may have greater financial and other resources than we have.

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

Ownership of real estate is subject to risks associated with environmental hazards. We may be liable for environmental hazards at, or migrating from, our properties, including those created by prior owners or occupants, existing tenants, abutters or other persons. Various federal and state laws impose liabilities upon property owners, such as us, for any environmental damages arising at, or migrating from, properties they own, and we cannot assure that we will not be held liable for environmental investigation and clean up at, or near, our properties, including at sites we own and lease to our tenants. As an owner or previous owner of properties which contain environmental hazards, we also may be liable to pay damages to governmental agencies or third parties for costs and damages they incur arising from environmental hazards at, or migrating from, our properties. Moreover, the costs and damages which may arise from environmental hazards are often difficult to project and may be substantial.

Although our leases generally require our tenants to operate in compliance with all applicable laws and to indemnify us against any environmental liabilities arising from a tenant’s activities on the property, we could be subject to strict liability by virtue of our ownership interest. We cannot assure that our tenants will satisfy their indemnification obligations, if any, under our leases. Furthermore, the discovery of contamination or violations of environmental laws on any of our properties could lead to significant remediation costs or fines, penalties, or other liabilities or obligations attributable to the tenant of that property. Such liabilities or obligations may affect a tenant’s ability to make payments to us, including rental payments and, where applicable, indemnification payments. When we acquired the Initial Properties from EQC, we agreed to indemnify EQC against all environmental liabilities with respect to the Initial Properties.

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

We do not have any insurance designated to limit any losses that we may incur as a result of known or unknown environmental conditions which are not caused by an insured event, such as, for example, fire or flood. As of December 31, 2014, we had reserved approximately $8.1 million for potential environmental liabilities. The environmental reserve EQC applied to the Initial Properties, and that we have applied since we began owning the Initial Properties, historically have not varied significantly from year to year and the actual historical costs to remediate certain environmental issues have not deviated significantly from the corresponding reserve amount. Nevertheless, environmental exposures are difficult to assess and estimate for numerous reasons, including uncertainty about the extent of contamination, alternative treatment methods that may be applied, location of the property which subjects it to differing local laws and regulations and their interpretations, as well as the time it takes to remediate contamination. In developing reserves for potential environmental liability on a property by property basis, we consider among other things, enacted laws and regulations, assessments of contamination and surrounding geology, quality of information available, currently available technologies for treatment, alternative methods of remediation and prior experience. Environmental reserves are based on estimates which are subject to significant change and are adjusted as the remediation treatment progresses, as circumstances change and as environmental contingencies become more clearly defined and reasonably estimable. We do not believe that there are environmental conditions at any of our properties that will materially and adversely affect us. However, we cannot assure that environmental conditions present at our properties or costs we may be required to incur in the future to address environmental contamination will not materially and adversely affect us.

We believe any asbestos in our buildings is contained in accordance with current regulations, and we have no current plans to remove it. If we removed the asbestos or demolished these properties, certain environmental regulations govern the manner in which the asbestos must be handled and removed, and we could incur substantial costs complying with such regulations.

There have recently been severe weather activities in different parts of the country that some observers believe evidence global climate change. Such severe weather that may result from climate change may have an adverse effect on individual properties we own. Further, the current political debate about climate change has resulted in various treaties, laws and regulations which are intended to limit carbon emissions. We believe these laws being enacted or proposed may cause energy costs at our properties to increase. Laws enacted to mitigate climate change may make some of our buildings obsolete or cause us to make material investments in our properties which could materially and adversely affect our financial condition and results of operations. For more information regarding climate change matters and their possible adverse impact on us, please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Impact of Climate Change.”

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

We have a substantial amount of indebtedness and other obligations, which could adversely affect our financial condition, and we may incur additional debt.

As of December 31, 2014, our consolidated indebtedness was $445.8 million and we had $673.0 million available for borrowing under our $750.0 million revolving credit facility.  Our revolving credit facility and our $350.0 million term loan may be increased to up to $2.2 billion on a combined basis under certain circumstances.

In connection with our acquisition of CCIT, which closed on January 29, 2015, we incurred significant additional indebtedness for borrowed money, including our assumption of mortgage indebtedness on certain of the properties we acquired and our completion on February 3, 2015 of an offering of $1.45 billion aggregate principal amount of senior notes, which included: $350.0 million of our 2.85% Senior Notes due 2018; $400.0 million of our 3.60% Senior Notes due 2020; $300.0 million of our 4.15% Senior Notes due 2022; and $400.0 million of our 4.50% Senior Notes due 2025, or, together with any notes or other debt securities we may issue in the future, the Notes.  Together, these obligations are substantial, could have important consequences to holders of our common shares and could limit our ability to obtain financing for working capital, capital expenditures, acquisitions, refinancing, lease obligations or other purposes.  They may also increase our vulnerability to adverse economic, market and industry conditions, limit our flexibility in planning for, or reacting to, changes in our business operations or to our industry overall, and place us at a disadvantage in relation to competitors that have lower debt levels. As a result, we are subject to increased risks associated with debt financing, including an increased risk that our cash flow could be insufficient to meet required payments on our debt.  In addition, amounts outstanding under our revolving credit facility and term loan bear interest at variable interest rates. When interest rates increase, so will our interest costs, which could adversely affect our cash flow, our ability to pay principal and interest on our debt and our cost of refinancing our debt when it becomes due.  For further information regarding our exposure to risks associated with market changes in interest rates, please see elsewhere in this Annual Report on Form 10-K, including Part II, Item 7A,“Quantitative and Qualitative Disclosures About Market Risk.” Additionally, if we choose to hedge our interest rate risk, we cannot assure that the hedge will be effective or that our hedging counterparty will meet its obligations to us.  Any or all of the above events and factors could have an adverse effect on our results of operations and financial condition.

If we default under a loan (including any default in covenants contained in our credit agreement for our existing revolving credit facility and term loan and the indentures related to the senior unsecured notes indenture and its supplement), we may be in default under any other loan that has cross-default provisions, further borrowings under our existing revolving credit facility or term loan may be prohibited, outstanding indebtedness under our existing revolving credit facility, term loan, senior unsecured notes indenture and its supplement or such other loans may be accelerated, and we could be forced to liquidate our assets for less than the values we would receive in a more orderly process.

CCIT does not have a substantial operating history, and its ability to achieve its investment objectives in the past may not accurately predict the performance of CCIT’s properties as a part of SIR.

CCIT was formed on April 6, 2010 and acquired the majority of its properties in the last 30 months preceding the closing of our acquisition of CCIT. As a result, the past performance of CCIT may not accurately predict the future results of the CCIT properties acquired by us.  Due to CCIT’s limited operating history, these properties may present unique risks, uncertainties and difficulties, some of which may be beyond our control.

We expect to continue to incur significant costs in connection with our acquisition of CCIT, and factors beyond our control could affect the total amount or timing of these costs.

We expect to continue to incur significant costs in connection with our acquisition of CCIT and integrating our portfolio of properties with CCIT into a combined company. While we have assumed that a certain level of transaction and integration expenses will be incurred, there are factors beyond our control that could affect the total amount or the timing of our integration expenses. Many of the expenses that may be incurred, by their nature, are difficult to estimate accurately at the present time.

Our credit agreement and our senior unsecured notes indenture and its supplement contain terms limiting our ability to incur additional debt.  These terms, or our failure or inability to meet them, could adversely affect our business and may prevent us from making distributions to our shareholders.

Our credit agreement includes various conditions to our borrowing,  financial and other covenants, including covenants requiring us to maintain certain minimum debt service coverage and leverage ratios, and events of default.  Our senior unsecured notes indenture and its supplement also impose customary restrictions on us, including requiring us to comply with certain debt to asset ratios and debt service coverage ratios if we want to incur additional debt and requiring us to maintain at least a specified ratio of total unencumbered assets to debt.  We may not be able to satisfy all of these conditions or may default on some of these covenants for various reasons, including matters which are beyond our control. Further, maintaining compliance with these covenants may limit our ability to pursue actions that may otherwise be beneficial to us and our shareholders.

If we are unable to borrow under our revolving credit facility, we may be unable to meet our business obligations or to grow by buying additional properties, or we may be required to sell some of our properties. If we default under our credit agreement, our lenders may demand immediate payment and our lenders under our revolving credit facility may elect not to make further borrowings available to us. Additionally, during the continuance of any event of default under our credit agreement, we will be limited or in some cases prohibited from making distributions on our shares. Any default under our credit agreement that resulted in our obligations to repay outstanding indebtedness being accelerated or in our no longer being permitted to borrow under our revolving credit facility would likely have serious and adverse consequences to us and would likely cause the market price of our shares to materially decline.

In the future, we may obtain additional debt financing, and the covenants and conditions which apply to any such additional indebtedness may be more restrictive than the covenants and conditions contained in our credit agreement. Defaults under our future debt could likely have the same consequences as described above.

Insurance on our properties may not adequately cover all losses and uninsured losses could materially and adversely affect us.

Generally, our tenants are responsible for the costs of insurance coverage for the properties we lease to them, including for casualty, including fire and extended coverage, and liability. Either we purchase the insurance ourselves and our tenants are required to reimburse us, or the tenants buy the insurance directly and are required to list us as an insured party. Depending upon the location of the property, including our properties located in Hawaii, losses of a catastrophic nature, such as those caused by tsunamis, hurricanes, flooding, volcanic eruptions and earthquakes, may be covered by insurance policies with limitations such as large deductibles or co‑payments that a tenant may not be able to meet. Under certain circumstances insurance proceeds may not be adequate to restore our economic position with respect to an affected property and we could be materially and adversely affected. Furthermore, we do not have any insurance designated to limit any losses that we may incur as a result of known or unknown environmental conditions which are not caused by an insured event, such as, for example, fire or flood.

We may incur significant costs complying with the Americans with Disabilities Act and similar laws.

Under the Americans with Disability Act places of public accommodation and/or commercial facilities must meet federal requirements related to access and use by disabled persons. We may be required to make substantial capital expenditures at our properties to comply with this law. In addition, non-compliance could result in the imposition of fines or an award of damages to private litigants.

A number of additional federal, state, and local laws and regulations exist regarding access by disabled persons. These regulations may require modifications to our properties or may affect future renovations. These expenditures may have an adverse impact on overall returns on our investments.

Our business could be adversely impacted if there are deficiencies in our disclosure controls and procedures or internal control over financial reporting.

The design and effectiveness of our disclosure controls and procedures and internal control over financial reporting may not prevent all errors, misstatements or misrepresentations. While management will continue to review the effectiveness of our disclosure controls and procedures and internal control over financial reporting, there can be no guarantee that our internal control over financial reporting will be effective in accomplishing all control objectives all of the time. Deficiencies, including any material weakness, in our internal control over financial reporting could result in misstatements of our results of operations, restatements of our financial statements or could otherwise materially adversely affect our business, reputation, results of operations, financial condition or liquidity.

We rely on information technology in our operations, and any material failure, inadequacy, interruption or security failure of that technology could harm our business.

We rely on information technology networks and systems, including the Internet, to process, transmit and store electronic information and to manage or support a variety of our business processes, including financial transactions and maintenance of records, which may include personal identifying information of tenants and lease data. We rely on commercially available systems, software, tools and monitoring to provide security for processing, transmitting and storing this confidential information, such as individually identifiable information relating to financial accounts. Although we have taken steps to protect the security of the data maintained in our information systems, it is possible that our security measures will not be able to prevent the systems’ improper functioning, or the improper disclosure of personally identifiable information such as in the event of cyber attacks. Security breaches, including physical or electronic break‑ins, computer viruses, attacks by hackers and similar breaches, can create system disruptions, shutdowns or unauthorized disclosure of confidential information. Any failure to maintain proper function, security and availability of our information systems could interrupt our operations, damage our reputation, subject us to liability claims or regulatory penalties and could materially and adversely affect us.

Changes in lease accounting standards may materially and adversely affect us.

The Financial Accounting Standards Board, or FASB, has proposed accounting rules that would require companies to capitalize all leases on their balance sheets by recognizing a lessee’s rights and obligations. If such a proposal is adopted, many companies that account for certain leases on an “off balance sheet” basis would be required to account for such leases “on balance sheet.” This change would remove many of the differences in the way companies account for owned property and leased property, and could have a material effect on various aspects of our tenants’ businesses, including their credit quality and the factors they consider in deciding whether to own or lease properties. If the proposal is adopted, it could cause companies that lease properties to prefer shorter lease terms, in an effort to reduce the leasing liability required to be recorded on their balance sheets. The proposal could also make lease renewal options less attractive, as, under certain circumstances, the rule would require a tenant to assume that a renewal right will be exercised and accrue a liability relating to the longer lease term.

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
•

our making of distributions is subject to compliance with restrictions contained in our credit agreement and senior unsecured notes indenture and its supplement, and may be subject to restrictions in future debt we may incur; and

•

any distributions will be made in the discretion of our Board of Trustees and will depend upon various factors that our Board of Trustees deems relevant, including our results of operations, our financial condition, debt and equity capital available to us, our expectation of our future capital requirements and operating performance, including our funds from operations, or FFO, our normalized funds from operations, or Normalized FFO, restrictive covenants in our financial or other contractual arrangements (including those in our credit agreement and our senior unsecured notes indenture and its supplement), tax law requirements to maintain our status as a REIT, restrictions under Maryland law and our expected needs and availability of cash to pay our obligations.

For these reasons, among others, our distribution rate may decline or we may cease making distributions. Also, our distributions may include a return of capital.

Changes in market conditions could adversely affect the market price of our common shares.

As with other publicly traded equity securities and REIT securities, the value of our common shares depends on various market conditions that may change from time to time, including:

•	the extent of investor interest in our securities;
•

the general reputation of REITs and the attractiveness of our equity securities in comparison to other equity securities, including securities issued by other real estate based companies or by other issuers less sensitive to rises in interest rates;

•	our underlying asset value;
•	investor confidence in the stock and bond markets, generally;
•	market interest rates;
•	national economic conditions;
•	changes in tax laws;
•	changes in our credit ratings; and
•	general market conditions.

We believe that one of the factors that investors consider important in deciding whether to buy or sell equity securities of a REIT is the distribution rate, considered as a percentage of the price of the equity securities, relative to market interest rates.  Interest rates have been at historically low levels for an extended period of time.  There is a general market perception that REIT shares outperform in low interest rate environments and underperform in rising interest rate environments when compared to the broader market.  During 2014, there were periods when there were market expectations of rising interest rates, which temporarily increased market interest rates and resulted in declines in the value of REIT shares generally that exceeded any declines for the general market.  Although current market interest rates remain low, some market forecasts are predicting that interest rates will rise in the near to intermediate term.  For example, some industry analysts expect that the United States Federal Reserve may raise short term interest rates, as well as lift its benchmark interest rate from the current historically low level of near zero, during 2015.  If market interest rates increase, prospective purchasers of REIT equity securities may want to achieve a higher distribution rate. Thus, higher market interest rates could cause the market price of our common shares to decline.

Further issuances of equity securities may be dilutive to current shareholders.

The interests of our existing shareholders could be diluted if we issue additional equity securities to finance future acquisitions or to repay indebtedness. Our ability to execute our business strategy depends on our access to an appropriate blend of debt financing, which may include secured and unsecured debt, and equity financing, which may include common and preferred shares.

The Notes are structurally subordinated to the payment of all indebtedness and other liabilities and any preferred equity of our subsidiaries.

We are the sole obligor on the outstanding Notes, and such Notes are not, and any Notes we may issue in the future may not be guaranteed, by any of our subsidiaries. Our subsidiaries are separate and distinct legal entities and have no obligation, contingent or otherwise, to pay any amounts due on the Notes, or to make any funds available therefor, whether by dividend, distribution, loan or other payments.  The rights of holders of Notes to benefits from any of the assets of our subsidiaries are subject to the prior satisfaction of claims of our subsidiaries’ creditors and any preferred equity holders. As a result, the Notes are and, except, if any, to the extent future Notes are guaranteed by our subsidiaries, will be, structurally subordinated to all of the existing and other debts, liabilities and obligations, including guarantees of other indebtedness of ours, payment obligations under lease agreements, trade payables and any preferred equity, of our subsidiaries. As of December 31, 2014, our subsidiaries had total indebtedness and other liabilities (excluding security and other deposits and guaranties) of $45.4 million and our subsidiaries do not have any outstanding preferred equity.

The Notes are unsecured and effectively subordinated to all of our existing and future secured indebtedness to the extent of the value of the assets securing such indebtedness.

Our outstanding Notes are not secured and any Notes we may issue in the future may not be secured. Upon any distribution to our creditors in a bankruptcy, liquidation, reorganization or similar proceeding relating to us or our property, the holders of our secured debt will be entitled to exercise the remedies available to a secured lender under applicable law and pursuant to the instruments governing such debt and to be paid in full from the assets securing that secured debt before any payment may be made with respect to the Notes that are not secured by those assets. In that event, because such Notes will not be secured by any of our assets, it is possible that there will be no assets from which claims of holders of such Notes can be satisfied or, if any assets remain, that the remaining assets will be insufficient to satisfy those claims in full. If the value of such remaining assets is less than the aggregate outstanding principal amount of such Notes and accrued interest and all future debt ranking equally with such Notes, we will be unable to fully satisfy our obligations under such Notes. In addition, if we fail to meet our payment or other obligations under our secured debt, the holders of that secured debt would be entitled to foreclose on our assets securing that secured debt and liquidate those assets. Accordingly, we may not have sufficient funds to pay amounts due on such Notes. As a result, noteholders may lose a portion of or the entire value of their investment in such Notes. Further, the terms of the outstanding Notes permit, and the terms of any Notes we may issue in the future may permit us to incur additional secured indebtedness subject to compliance with certain debt ratios. The Notes that are not secured will be effectively subordinated to any such additional secured indebtedness.  As of December 31, 2014, we had $18.8 million in secured mortgage debt.

There is no public market for the Notes, and one may not develop, be maintained or be liquid.

We have not applied for listing of the outstanding Notes on any securities exchange or for quotation of the outstanding Notes on any automatic dealer quotation system and may not do so for Notes in the future. We can give no assurances concerning the liquidity of any market that may develop for the Notes, the ability of any investor to sell the Notes or the price at which investors would be able to sell them. If a market for the Notes does not develop, investors may be unable to resell the Notes for an extended period of time, if at all. If a market for the Notes does develop, it may not continue or it may not be sufficiently liquid to allow holders to resell any of the Notes. Consequently, investors may not be able to liquidate their investment readily, and lenders may not readily accept the Notes as collateral for loans.

The Notes may trade at a discount from their initial issue price or principal amount, depending upon many factors, including prevailing interest rates, the ratings assigned by rating agencies, the market for similar securities and other factors, including general economic conditions and our financial condition, performance and prospects. Any decline in trading prices, regardless of cause, may adversely affect the liquidity and trading markets for the Notes.

A downgrade in credit ratings could materially adversely affect the market value of the Notes and may increase our cost of capital.

The outstanding Notes are rated by two rating agencies and Notes we may issue in the future may be rated by one or more rating agencies. These credit ratings are continually reviewed by rating agencies and may change at any time based upon, among other things, our results of operations and financial condition. Negative changes in the ratings assigned to our debt securities could have an adverse effect on the market prices of the Notes and our costs and availability of capital, which could in turn have a material adverse effect on our results of operations and our ability to satisfy our debt service obligations.

Redemption may adversely affect noteholders’ return on the Notes.

We have the right to redeem some or all of the outstanding Notes prior to maturity and may have such a right with respect to any Notes we issue in the future. We may redeem such Notes at times when prevailing interest rates may be relatively low compared to the interest rate of such Notes. Accordingly, holders of such Notes may not be able to reinvest the redemption proceeds in a comparable security at an effective interest rate as high as that of the Notes.

Risks Related to Our Relationships with GOV and RMR

GOV owns approximately 24.3% of our common shares. As a result, investors in our securities will have less influence over our business than shareholders of most other publicly owned companies.

On July 9, 2014, GOV acquired 21,500,000 of our common shares from EQC. As a result of this transaction, as of the date of this Annual Report on Form 10-K, GOV owned approximately 24.3% of our outstanding common shares. For so long as GOV continues to retain a significant ownership stake in us, GOV may have significant influence in the election of all of the members of our Board of Trustees, including our Independent Trustees, and the outcome of shareholder actions. As a result, GOV may have the ability to significantly impact all matters affecting us, including:

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

GOV's significant ownership in us may discourage transactions involving a change of control of us, including transactions in which holders of our common shares might otherwise receive a premium for their common shares over the then current market price.

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

We have no employees. Personnel and services that we require are provided to us by RMR pursuant to our contracts with RMR. Our ability to achieve our business objectives depends on RMR and its ability to manage our properties, identify and complete our acquisitions and dispositions and to execute our financing strategy. Accordingly, our business is dependent upon RMR's business contacts, its ability to successfully hire, train, supervise and manage its personnel and its ability to maintain its operating systems. If we lose the services provided by RMR or its key personnel, our business and growth prospects may decline. We may be unable to duplicate the quality and depth of management available to us by becoming internally managed or by hiring another manager. Also, in the event RMR is unwilling or unable to continue to provide management services to us, our cost of obtaining substitute services may be greater than the fees we pay RMR under our management agreements, and as a result our expenses may increase.

Our management structure and agreements and relationships with GOV, SNH and RMR may restrict our investment activities and may create conflicts of interest or the perception of such conflicts.

RMR is authorized to follow broad operating and investment guidelines and, therefore, has discretion in determining the types of properties that will be appropriate investments for us, as well as our individual operating and investment decisions. Our Board of Trustees periodically reviews our operating and investment guidelines and our operating activities and investments but it does not review or approve each decision made by RMR on our behalf. In addition, in conducting periodic reviews, our Board of Trustees relies primarily on information provided to it by RMR. RMR is owned by our Managing Trustees, Barry Portnoy and Adam Portnoy.

RMR also acts as the manager for GOV and two other NYSE-listed REITs: HPT, which owns hotels and travel centers; and SNH, which primarily owns healthcare, senior living properties and medical office buildings. RMR also provides services to other publicly and privately owned companies, including: FVE, which operates senior living communities; TA, which operates and franchises travel centers and convenience stores; and Sonesta, which operates, manages and franchises hotels, resorts and cruise ships. These multiple responsibilities to public companies and other businesses could create competition for the time and efforts of RMR and Messrs. Barry and Adam Portnoy. Also, RMR's multiple responsibilities to us and to other companies to which it provides managements services, including GOV, may create potential conflicts of interest, or the appearance of such conflicts of interest.

Our management agreements were negotiated between related parties, and the terms, including the fees payable to RMR, may not be as favorable to us as they would have been if they were negotiated between unrelated parties. Our property management fees are calculated based on rents we receive and construction supervision fees for construction at our properties overseen and managed by RMR, and our base business management fee is calculated based upon the lower of the historical costs of our real estate investments and our market capitalization. These fee arrangements could incentivize RMR to pursue acquisitions, capital transactions, tenancies and construction projects or to avoid disposing our assets in order to increase or maintain its management fees.  Our Independent Trustees oversee our acquisition and disposition program and capital transactions and regularly review our properties’ results, rents, leasing activities, budgets and construction activities as well as market trends.  If we do not effectively manage our investment, disposition, and capital transactions and leasing, construction and other property management activities, we may pay increased management fees without proportional benefits to our shareholders.

In our management agreements with RMR, we also acknowledge that RMR may engage in other activities or businesses and act as the manager to any other person or entity (including other REITs) even though such person or entity has investment policies and objectives similar to our policies and objectives and we are not entitled to preferential treatment in receiving information, recommendations and other services from RMR. Accordingly, we may lose investment opportunities to, and may compete for tenants with, other businesses managed by RMR.

Barry Portnoy is Chairman and an employee of RMR and Adam Portnoy is President, Chief Executive Officer and a director of RMR. All of the members of our Board of Trustees, including our Independent Trustees, are members of one or more boards of trustees or directors of other public companies to which RMR provides management services. One of our Independent Trustees is an Independent Trustee of each of GOV and SNH. Our executive officers are also officers of RMR and other companies to which RMR provides management services, including our President and Chief Operating Officer, David Blackman, who also serves as President and Chief Operating Officer of GOV.  The foregoing individuals may hold equity in or positions with other public companies to which RMR provides management services and such equity ownership or positions could create, or appear to create, conflicts of interest with respect to matters involving us, GOV, SNH, RMR and its related parties.

Our management arrangements with RMR may discourage our change of control.

A default under our credit agreement would occur if RMR ceases to act as our business manager and property manager, unless waived by our lenders holding at least 50% of the aggregate credit exposure under the agreement. RMR is able to terminate its management agreements with us upon 120 days’ written notice. If we terminate or elect not to renew our business management agreement other than for cause, or if we terminate or elect not to renew our property management agreement other than for cause, we are obligated to pay RMR a termination fee.  We may be unable to duplicate, without considerable cost increases, the quality and depth of management available to us by contracting with RMR if we become internally managed or if we contract with other parties for management services. For these reasons, our management agreements with RMR may discourage a change of control of us, including a change of control which might result in payment of a premium for our common shares.

We have received a shareholder nomination for our 2015 annual meeting of shareholders. We may also be at an increased risk for further dissident shareholder activities due to perceived conflicts of interest arising from our management structure.

We have received a shareholder nomination of an individual for election as a trustee at our 2015 annual meeting of shareholders, or the 2015 Annual Meeting.  Accordingly, the seat on our Board of Trustees which is up for election at the 2015 Annual Meeting may be contested, and the solicitation of proxies in this environment could result in substantial costs to us and a diversion of our management’s attention.

Additionally, in the past, in particular following periods of volatility in the overall market or declines in the market price of a company's securities, shareholder litigation, dissident shareholder trustee nominations and dissident shareholder proposals have often been instituted against companies alleging conflicts of interest in business dealings with affiliated and related persons and entities. Our relationships with GOV, SNH, RMR, AIC, the other businesses and entities to which RMR provides management services, Barry Portnoy and Adam Portnoy and with other related parties of RMR may precipitate such activities, in addition to the shareholder nomination noted above. These activities, if instituted against us, could result in further costs, which could be substantial in amount, and a diversion of our management's attention even if the action is unfounded.

We may experience losses from our business dealings with AIC.

We have invested approximately $6.2 million in AIC, we have purchased a substantial portion of our property insurance in a program designed and reinsured in part by AIC, and we periodically consider the possibilities for expanding our relationship with AIC to other types of insurance. We, RMR, GOV and four other companies to which

RMR provides management services each own 14.3% of AIC, and we and those other AIC shareholders participate in a combined insurance program designed and reinsured in part by AIC. Our principal reason for investing in AIC and for purchasing insurance in these programs is to seek to improve our financial results by obtaining improved insurance coverages at lower costs than may be otherwise available to us or by participating in any profits which we may realize as an owner of AIC. While we believe we have in the past benefitted from these arrangements, these beneficial financial results may not occur in the future, and we may need to invest additional capital in order to continue to pursue these results. AIC's business involves the risks typical of an insurance business, including the risk that it may not operate profitably. Accordingly, financial benefits from our business dealings with AIC may not be achieved in the future, and we may experience losses from these dealings.

Risks Related to Our Organization and Structure

Ownership limitations and certain provisions in our declaration of trust, bylaws and contracts, as well as certain provisions of Maryland law, may deter, delay or prevent a change in our control or unsolicited acquisition proposals.

Our declaration of trust prohibits any shareholder other than RMR and its affiliates (as defined under Maryland law), and certain persons who have been exempted by our Board of Trustees, including GOV, from owning (directly and by attribution) more than 9.8% of the number or value of shares of any class or series of our outstanding shares of beneficial interest, including our common shares. This provision of our declaration of trust is intended to assist with our REIT compliance under the IRC, and otherwise to promote our orderly governance. However, this provision also inhibits acquisitions of a significant stake in us and may deter, delay or prevent a change in control of us or unsolicited acquisition proposals that a shareholder may consider favorable. Additionally, provisions contained in our declaration of trust and bylaws or under Maryland law may have a similar impact, including, for example, provisions relating to:

•

the division of our Trustees into three classes, with the term of one class expiring each year, which could delay a change of control of us (our shareholders did not approve a proposed amendment at our 2014 annual meeting of shareholders to permit the annual election of all Trustees);

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

Disputes with RMR and shareholder litigation against us or our Trustees and officers may be referred to binding arbitration proceedings.

Our contracts with RMR provide that any dispute arising under those contracts may be referred to binding arbitration proceedings. Similarly, our bylaws provide that actions by our shareholders against us or against our Trustees and officers, including derivative and class actions (but excluding claims under the federal securities laws), may be referred to binding arbitration proceedings. As a result, we and our shareholders would not be able to pursue litigation for these disputes in courts against RMR or our Trustees and officers if the disputes were referred to arbitration. In addition, the ability to collect attorneys' fees or other damages may be limited in the arbitration proceedings, which may discourage attorneys from agreeing to represent parties wishing to commence such a proceeding.

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

As a REIT, we generally do not pay federal and state income taxes. However, actual qualification as a REIT under the IRC depends on satisfying complex statutory requirements, for which there are only limited judicial and administrative interpretations. We believe that we have been organized and have operated, and will continue to be organized and to operate, in a manner that qualified and will continue to qualify us to be taxed under the IRC as a REIT. However, we cannot be certain that, upon review or audit, the IRS will agree with this conclusion. Furthermore, there is no guarantee that the federal government will not someday eliminate REITs or adversely modify their taxation under the IRC.

Maintaining our status as a REIT will require us to continue to satisfy certain tests concerning, among other things, the nature of our assets, the sources of our income and the amounts we distribute to our shareholders. In order to meet these requirements, it may be necessary for us to sell or forgo attractive investments.

If we cease to be a REIT, then our ability to raise capital might be adversely affected, we will be in breach under our credit agreement, we may be subject to material amounts of federal and state income taxes and the value of our shares likely would decline. In addition, if we lose or revoke our tax status as a REIT for a taxable year, we will generally be prevented from requalifying as a REIT for the next four taxable years.

Distributions to shareholders generally will not qualify for reduced tax rates.

Dividends payable by U.S. corporations to noncorporate shareholders, such as individuals, trusts and estates, are generally eligible for reduced tax rates. Distributions paid by REITs, however, generally are not eligible for these reduced rates. The more favorable rates for corporate dividends may cause investors to perceive that an investment in a REIT is less attractive than an investment in a non‑REIT entity that pays dividends, thereby reducing the demand and market price of our shares.

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

From time to time, we may generate taxable income greater than our income for financial reporting purposes prepared in accordance with U.S. generally accepted accounting principles, or GAAP, or differences in timing between the recognition of taxable income and the actual receipt of cash may occur. If we do not have other funds available in these situations we could be required to borrow funds on unfavorable terms, sell investments at disadvantageous prices or distribute amounts that would otherwise be invested in future acquisitions to make distributions sufficient to enable us to pay out enough of our taxable income to satisfy the REIT distribution requirement and to avoid corporate income tax and the 4% excise tax in a particular year. These alternatives could increase our costs or reduce our shareholders’ equity. Thus, compliance with the REIT requirements may hinder our ability to grow, which could adversely affect the value of our shares.

Even if we qualify and remain qualified as a REIT, we may face other tax liabilities that reduce our cash flow.

Even if we qualify and remain qualified for taxation as a REIT, we may be subject to federal, state and local taxes on our income and assets, including taxes on any undistributed income, excise taxes, state or local income, property and transfer taxes, such as mortgage recording taxes, and other taxes. See “Business—United States Federal Income Tax Considerations—Taxation as a REIT.” In addition, in order to meet the REIT qualification requirements, prevent the recognition of certain types of non‑cash income, or avert the imposition of a 100% tax that applies to certain gains derived by a REIT from dealer property or inventory, we may hold some of our assets and operations through our taxable REIT subsidiaries or other subsidiary corporations that will be subject to corporate level income tax at regular rates. Any of these taxes would decrease cash available for distribution to our shareholders.

We may incur adverse tax consequences if CCIT failed to qualify as a REIT for United States federal income tax purposes prior to the CCIT Merger.

If CCIT failed to qualify as a REIT for United States federal income tax purposes prior to the Merger, we may inherit significant tax liabilities and could lose our status as a REIT for federal income tax purposes. Even if we retain our status as a REIT for federal income tax purposes, if CCIT is deemed to have lost its status as a REIT for federal income tax purposes for 2015 or a prior taxable year, we will face serious tax consequences that could substantially reduce our cash available for distribution to our shareholders because:

•	We, as the successor by merger to CCIT, would generally inherit any corporate income tax liabilities of CCIT, including penalties and interest;
•

We would be subject to tax on the built-in gain on each asset of CCIT existing at the time of our acquisition of CCIT if we were to dispose of a CCIT asset (including as part of the sale of the Healthcare Properties) during a specified period (generally 10 years) following our acquisition of CCIT; and

•

We could be required to pay a special distribution and/or employ applicable deficiency dividend procedures (including interest payments to the IRS) to eliminate any earnings and profits accumulated by CCIT for taxable periods that it did not qualify as a REIT.

As a result of these factors, CCIT's failure before the CCIT Merger to qualify as a REIT could impair our ability to expand our business and raise capital, and could materially adversely affect the value of our common shares.

Also, if there is an adjustment to CCIT's REIT taxable income or dividends paid deductions, we could elect to use the deficiency dividend procedure in order to maintain CCIT's status as a REIT for federal income tax purposes, but that deficiency dividend procedure could require us to make significant distributions to our shareholders and to pay significant interest to the IRS.

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

As of December 31, 2014, we owned 51 properties (281 buildings, leasable land parcels and easements) located in 22 states containing approximately 27.7 million rentable square feet. Eleven of these properties (229 buildings, leasable land parcels and easements) are located on the island of Oahu, HI, and contain approximately 17.8 million rentable square feet. Most of our Hawaii Properties are lands leased to industrial and commercial tenants, many of whom own buildings and operate their businesses on our lands. Forty of these properties (52 buildings) are office and industrial properties located in 21 states throughout the continental United States, and contain approximately 9.9 million rentable square feet.

The following table provides certain information about our properties as of December 31, 2014 (dollars in thousands):

		Number of
		Buildings,
		Leasable Land	Undepreciated	Depreciated	Annualized
	Number of	Parcels and	Carrying	Carrying	Rental
State	Properties	Easements	Value (1)	Value (1)	Revenue (2)
AL	2	4	$109,632	$102,402	$14,013
AZ	1	2	13,484	8,270	1,481
CA	6	9	143,907	138,049	17,449
CO	1	1	15,446	14,674	2,249
CT	3	3	24,588	23,128	2,898
FL	1	1	1,842	1,254	254
HI	11	229	638,470	626,492	83,762
IA	2	2	22,225	18,567	2,202
IL	2	2	202,452	198,868	18,445
KS	1	1	17,585	16,609	3,142
KY	1	1	13,032	10,125	1,052
MA	2	3	47,664	41,445	5,881
MD	1	1	28,292	27,062	3,598
MI	1	1	13,019	12,515	1,625
NJ	1	1	17,983	17,806	2,158
NY	3	3	25,457	19,397	3,338
OH	1	1	25,480	22,231	3,479
PA	1	1	27,030	23,534	3,823
TN	1	1	12,170	12,170	1,604
TX	4	6	141,981	129,257	19,851
UT	2	3	114,978	108,690	11,590
VA	3	5	210,126	199,965	22,577
	51	281	$1,866,843	$1,772,510	$226,471

(1)	Excludes value of real estate intangibles.
(2)

Annualized rental revenue is calculated as the annualized contractual rents, as of December 31, 2014, from tenants pursuant to existing leases, including straight line rent adjustments and excluding lease value amortization, and further adjusted for tenant concessions, including free rent and amounts reimbursed to tenants, plus estimated recurring expense reimbursements from tenants pursuant to existing leases.

At December 31, 2014,  one property  (two buildings) with a net book value of approximately $20.3 million secured a mortgage note we assumed in connection with our acquisition of such property. The principal amount outstanding under this mortgage note as of December 31, 2014, was approximately $18.0 million. This mortgage note is non‑recourse, subject to certain limited exceptions, and does not contain any material financial covenants.

See Investment Activities below for a description of the 64 additional properties we acquired from CCIT in January 2015 and continue to own.

Item 3.  Legal Proceedings

In the ordinary course of business we are involved in litigation incidental to our business; however, we are not aware of any pending legal proceeding affecting us or any of our properties for which we might become liable or the outcome of which we expect to have a material adverse effect on us.

Item 4.  Mine Safety Disclosures

Not applicable.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common shares are traded on the NYSE (symbol: SIR). The following table sets forth for the periods indicated the high and low sale prices for our common shares as reported on the NYSE composite transaction reports:

	High	Low
2014
First Quarter	$30.52	$26.26
Second Quarter	$31.47	$27.77
Third Quarter	$30.20	$24.02
Fourth Quarter	$25.45	$22.65

	High	Low
2013
First Quarter	$28.13	$24.58
Second Quarter	$30.14	$26.01
Third Quarter	$28.24	$23.79
Fourth Quarter	$28.16	$24.77

The closing price of our common shares on the NYSE on February 17, 2015, was $24.54 per common share. As of February 17, 2015, there were 19,060 shareholders of record of our common shares.

Information about cash distributions declared on our common shares is summarized in the table below. Common share distributions are generally paid in the quarter following the quarter to which they relate.

	Distributions
	Per Common
	Share
	2014	2013
First Quarter	$0.46	$0.42
Second Quarter	0.48	0.44
Third Quarter	0.48	0.44
Fourth Quarter	0.48	0.46
Total	$1.90	$1.76

All common share distributions shown in the table above have been paid. We currently intend to continue to declare and pay common share distributions on a quarterly basis in cash. On January 16, 2015, we declared a prorated common share distribution, conditioned upon the closing of the CCIT Merger.  The prorated distribution was intended to align the two companies’ distributions for the first quarter of 2015. The prorated distribution of $0.1493 per share was based upon our current quarterly common share distribution of $0.48 per quarter and is payable on or about February 27, 2015, to our shareholders of record as of the close of business on January 28, 2015, the last business day immediately prior to the effective date of the CCIT Merger.

Our Board of Trustees also reiterated its intent to increase our regular quarterly common share distribution by $0.02 to $0.50 ($2.00 per share per year) following the closing of the CCIT Merger and to declare a pro rata stub distribution for the remainder of the first quarter of 2015 at this new rate in the ordinary course.  The timing, amount and form of future distributions is determined at the discretion of our Board of Trustees and will depend upon various factors that our Board of Trustees deems relevant, including, but not limited to, our results of operations, our financial condition, debt and equity capital available to us, our expectation of our future capital requirements and operating performance, including our FFO, our Normalized FFO, restrictive covenants in our financial or other contractual arrangements (including those in our revolving credit facility and term loan agreements), tax law requirements to maintain our status as a REIT, restrictions under Maryland law and our expected needs and availability of cash to pay our obligations. Therefore, there can be no assurance that we will continue to pay distributions in the future or as to the amount of any distributions that we do pay.

On October 7, November 7 and December 5, 2014 we issued 3,341, 3,488 and 3,379 of our common shares, respectively, to RMR in payment of a portion of the management fee due to RMR pursuant to our business management agreement with RMR.  We issued these shares pursuant to an exemption from registration contained in Section 4(a)(2) of the Securities Act.

Item 6.  Selected Financial Data

The following table sets forth selected financial data for the periods and dates indicated. This data should be read in conjunction with, and is qualified in its entirety by reference to, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and accompanying notes included in this Annual Report on Form 10‑K. The operating information for the years ended December 31, 2014, 2013 and 2012, and the balance sheet information as of December 31, 2014, 2013 and 2012, have been derived from our audited consolidated financial statements for the period of time for which we have been a separate public company and from certain financial information of EQC for periods prior to our becoming a separate public company. The operating information for the years ended December 31, 2011 and 2010, and the balance sheet information as of December 31, 2011 and 2010, have been derived from the financial statements of EQC. The selected financial data below does not necessarily reflect what our results of operations and financial position would have been if we had operated as a stand-alone company during all periods presented, and should not be relied upon as an indicator of our future performance. Amounts are in thousands, except per share data.

	Year Ended December 31,
	2014	2013	2012	2011	2010
Operating information:
REVENUES:
Rental income	$189,743	$159,011	$105,559	$91,775	$80,933
Tenant reimbursements and other income	32,937	29,312	17,231	16,847	15,042
Total revenues	222,680	188,323	122,790	108,622	95,975

EXPENSES:
Real estate taxes	22,202	20,271	15,370	14,709	13,817
Other operating expenses	18,597	16,111	8,426	8,237	7,689
Depreciation and amortization	41,054	31,091	14,860	11,205	8,160
Acquisition related costs	7,348	2,002	2,470	—	386
General and administrative	14,881	12,423	8,203	5,528	5,351
Total expenses	104,082	81,898	49,329	39,679	35,403
Operating income	118,598	106,425	73,461	68,943	60,572
Interest expense	(12,974)	(13,763)	(7,565)	—	—
Gain on early extinguishment of debt	243	—	—	—	—

Income before income tax (expense) benefit and equity in earnings of an investee	105,867	92,662	65,896	68,943	60,572
Income tax (expense) benefit	(175)	96	(290)	—	—
Equity in earnings of an investee	87	334	269	—	—
Income before gain on sale of property	105,779	93,092	65,875	68,943	60,572
Gain on sale of property	116	—	—	—	—
Net income	$105,895	$93,092	$65,875	$68,943	$60,572
Basic and diluted net income per common share	$1.89	$2.09	$2.43	N/A	N/A
Distributions declared per common share	$1.90	$1.76	$0.91	N/A	N/A

	As of December 31,
	2014	2013	2012	2011	2010

Balance sheet information:
Total real estate investments (before depreciation)	$1,866,843	$1,646,457	$1,295,778	$907,336	$897,603
Total assets (after depreciation)	$1,993,231	$1,801,859	$1,430,652	$954,532	$947,931

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following information should be read in conjunction with our consolidated financial statements and accompanying notes included elsewhere in this Annual Report on Form 10‑K.

OVERVIEW

As of December 31, 2014, we owned 51 properties (281 buildings, leasable land parcels and easements), located in 22 states, that contain approximately 27.7 million rentable square feet and were approximately 96.4% leased (based on rentable square feet). For the year ended December 31, 2014, approximately 38.2% of our total revenue was from 11 properties (229 buildings, leasable land parcels and easements) with 17.8 million rentable square feet we own on the island of Oahu, HI. The remainder of our total revenue for the year ended December 31, 2014 was from 40 properties (52 buildings) located throughout the mainland United States. As of December 31, 2014, our properties were leased to 262 different tenants, with a weighted average remaining lease term (based on annualized rental revenue) of approximately 10.5 years. See “Investment Activities” below for a description of 64 additional properties we acquired from CCIT in January 2015 and continue to own.

We completed the CCIT Merger and the Healthcare Properties Sale on January 29, 2015.  These transactions significantly increased our property portfolio and will significantly increase the proportion of our total revenue that we earn from mainland properties. Upon the closing of the CCIT Merger and the Healthcare Properties Sale, we owned 115 properties (357 buildings, leasable land parcels and easements), located in 35 states containing approximately 43.8 million square feet. As explained above, except as expressly noted, the information set forth herein does not include the properties we acquired in the CCIT Merger or sold in the Healthcare Properties Sale or otherwise give effect to these transactions and any related financing.

Property Operations

As of December 31, 2014, 96.4% of our rentable square feet were leased, compared to 95.5% of our rentable square feet leased as of December 31, 2013. Occupancy data for our properties as of December 31, 2014 and 2013 is as follows (square feet in thousands):

	All Properties		Comparable Properties (1)
	As of December 31,		As of December 31,
	2014	2013	2014	2013
Total properties	51	48	41	41
Total rentable square feet (2)	27,686	26,053	24,612	24,612
Percent leased (3)	96.4%	95.5%	95.9%	95.2%

(1)	Consists of 41 properties (267 buildings, leasable land parcels and easements) that we owned continuously since January 1, 2013.
(2)	Subject to modest adjustments when space is re‑measured or re‑configured for new tenants and when land leases are converted to building leases.
(3)

Percent leased includes (i) space being fitted out for occupancy pursuant to existing leases as of December 31, 2014, if any, and (ii) space which is leased but is not occupied or is being offered for sublease by tenants, if any.

While the occupancy increase at our comparable properties from December 31, 2013 to December 31, 2014 positively impacted our December 31, 2014 comparable financial results, our comparable financial results have been primarily impacted by rent increases during the period at some of our comparable leased land properties located in Hawaii, as further described below.

The average annualized effective rental rate per square foot, as defined below, for our properties for the years ended December 31, 2014 and 2013 are as follows:

	Year ended
	December 31,
	2014	2013
Average annualized effective rental rate per square foot leased:(1)
All properties	$8.66	$7.74
Comparable properties (2)	$7.10	$6.95

(1)

Average annualized effective rental rate per square foot leased represents annualized total revenue during the period specified divided by the average rentable square feet leased during the period specified.

(2)	Consists of 41 properties (267 buildings, leasable land parcels and easements) that were owned continuously since January 1, 2013.

During the year ended December 31, 2014, we entered lease renewals and new leases for approximately 1,315,000 square feet at weighted average rental rates (by square feet) that were approximately 1.6% higher than prior rates for the same space. The weighted average lease term for new and renewal leases entered into during the year ended December 31, 2014 was 13.8 years. Commitments for tenant improvements, leasing costs and concessions for leases entered into during the year ended December 31, 2014 totaled $2.1 million, or $0.11 per square foot per year of the weighted average lease term. Substantially all leasing activity during the year ended December 31, 2014 occurred at our Hawaii Properties.

During the year ended December 31, 2014, we also executed 32 rent resets at our Hawaii Properties for approximately 1,567,000 square feet of land, at weighted average reset rates that were approximately 40.6% higher than prior rates.

Despite some recent material changes in many global markets, we have observed that the U.S. real estate leasing market continues to improve, with growing national net absorption (16.7 million square feet in the fourth quarter of 2014 versus 15.7 million square feet in the third quarter of 2014), total vacancy declines of 6.0%, or 15 million square feet, since the beginning of the fourth quarter of 2013, and rent growth, with 82.0% of markets posting year-over-year increases, according to Jones Lang LaSalle (JLL) . However, we do not expect our occupancy rate or rental income to materially change through the end of 2015 because our current occupancy at 96.4% leaves very limited vacant space for new leasing and our weighted average remaining lease term (based on annualized rental revenue, as defined in footnote (2) of the table below) was approximately 10.5 years as of December 31, 2014, and because only 2.4% of our total leased square feet is subject to leases scheduled to expire through December 31, 2015. Revenues from our Hawaii Properties, which represented approximately 38.2% of our total rental revenue for the year ended December 31, 2014, have generally increased under our ownership as leases for those properties have reset or renewed to the then current fair market value and we expect such increases to continue. Nevertheless, because of the current global economic uncertainty, there are too many variables for us to reasonably project what the financial impact of changing market conditions will be on our occupancy, rents, or financial results. We expect that the percentage of our total revenues derived from our Hawaii Properties that we continue to own will be significantly lower for the periods following our acquisition of the 64 CCIT properties in January 2015.

As shown in the table below, approximately 2.4% of our total rented square feet and approximately 2.6% of our total annualized rental revenue (as defined in footnote (2) of the table below), as of December 31, 2014, are included in leases scheduled to expire by December 31, 2015. Lease renewals and rental rates for which available space may be relet in the future will depend on prevailing market conditions at the times these renewals, new leases and rent reset rates are negotiated. Some of our leases scheduled to expire through 2015 relate to our Hawaii Properties, and, as stated above, revenues from these properties have generally increased during our ownership as the leases for those properties have been reset or renewed. As of December 31, 2014, our lease expirations by year are as follows (square feet and dollars in thousands):

							Cumulative
				Cumulative		Percent of	Percent of
			Percent of	Percent of		Total	Total
			Total	Total	Annualized	Annualized	Annualized
		Rented	Rented	Rented	Rental	Rental	Rental
	Number of	Square Feet	Square Feet	Square Feet	Revenue	Revenue	Revenue
Year	Leases	Expiring(1)	Expiring(1)	Expiring(1)	Expiring(2)	Expiring(2)	Expiring(2)
2015	26	631	2.4%	2.4%	$5,839	2.6%	2.6%
2016	24	1,108	4.2%	6.6%	8,812	3.9%	6.5%
2017	14	515	1.9%	8.5%	6,269	2.8%	9.3%
2018	15	1,420	5.3%	13.8%	14,305	6.3%	15.6%
2019	17	1,837	6.9%	20.7%	7,647	3.4%	19.0%
2020	6	339	1.3%	22.0%	4,514	2.0%	21.0%
2021	6	697	2.6%	24.6%	7,289	3.2%	24.2%
2022	63	2,887	10.8%	35.4%	23,316	10.3%	34.5%
2023	11	1,838	6.9%	42.3%	24,827	11.0%	45.5%
2024	12	4,404	16.5%	58.8%	35,343	15.6%	61.1%
Thereafter	82	11,006	41.2%	100.0%	88,310	38.9%	100.0%
Total	276	26,682	100.0%		$226,471	100.0%

Weighted average remaining lease term (in years)		11.4			10.5

(1)

Rented square feet is pursuant to existing leases as of December 31, 2014, and includes (i) space being fitted out for occupancy, if any, and (ii) space which is leased but is not occupied or is being offered for sublease by tenants, if any.

(2)

Annualized rental revenue is calculated as the annualized contractual rents, as of December 31, 2014, from tenants pursuant to existing leases, including straight line rent adjustments and excluding lease value amortization, and further adjusted for tenant concessions, including free rent and amounts reimbursed to tenants, plus estimated recurring expense reimbursements from tenants pursuant to existing leases.

A majority of our Hawaii Properties are lands leased for rents that are periodically reset based on fair market values, generally every five to ten years. The following chart shows the annualized rental revenue as of December 31, 2014, scheduled to reset at our Hawaii lands:

Scheduled Rent Resets at Hawaii Lands

(dollars in thousands)

	Annualized
	Rental Revenue(1)
	as of
	December 31, 2014
	Scheduled to Reset
Resets open from prior periods	$3,741	(2)
2015	1,819
2016	—
2017	2,755
2018 and thereafter	26,412
Total	$34,727

(1)

Annualized rental revenue is calculated as the annualized contractual rents, as of December 31, 2014, from tenants pursuant to existing leases, including straight line rent adjustments and excluding lease value amortization, and further adjusted for tenant concessions, including free rent and amounts reimbursed to tenants, plus estimated recurring expense reimbursements from tenants pursuant to existing leases.

(2)

Amount includes rents currently being paid, excluding rent resets not yet established. However, rental income in our Consolidated Statements of Income and Comprehensive Income includes an accrual for estimated rental rate adjustments. No accruals are recognized for four tenants in default representing $947 of annualized rental revenue.

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

We may also seek to redevelop certain of our Hawaii lands. Since the leases for our Hawaii lands were first entered, often as long as 40 to 50 years ago, the character of some of the neighborhoods in the vicinity of certain of our properties has changed. Certain of our properties used for industrial purposes may become suitable for redevelopment into alternative uses that may generate higher rents. Since EQC acquired our initial Hawaii properties in 2003 and 2005 to the time EQC contributed these properties to us in February 2012, it had selectively redeveloped a limited number of these properties and, on several occasions, considered the redevelopment of properties as leases expired. We expect to continue to consider redevelopment opportunities in the future.

We expect to seek to renew or extend the terms of leases relating to our Mainland Properties when they expire. Because of the capital many of these tenants have invested in improvements and because many of our properties may be of strategic importance to the tenants’ business, we believe that there may be a greater likelihood that these tenants will renew or extend their leases when they expire as compared to tenants in a property with multiple tenants. However, we also believe that if a building previously occupied by a single tenant becomes vacant, it may take longer and cost more to locate a new tenant than when space becomes vacant in a multi-tenant property, in part because in place improvements designed specifically for the needs of the prior single tenant may need to be replaced.

During the third quarter of 2013, one of our mainland tenants defaulted on its obligation to pay real estate taxes and rent under its lease with us. Pursuant to the lease, a portion of this tenant’s security deposit was applied to cover all unpaid amounts billed as of June 1, 2014. We commenced litigation to pursue our contractual rights under the lease, including reimbursement of amounts drawn on the security deposit and payment in full of all past due amounts plus amounts that become due if we elect to accelerate the expiration of the lease. On June 19, 2014, we were awarded summary judgment on some of our claims in the litigation, including our claim for restoration of the security deposit, and the tenant has deposited such amounts with us pursuant to the order. The tenant also has paid rent through February 2015. Litigation with this tenant is continuing with respect to our other claims.

Whenever we extend, renew or enter into new leases for our properties, we intend to seek rents which are equal to or higher than our historical rents for the same properties; however, our ability to maintain or increase the rents for our current properties will depend in large part upon market conditions, which are beyond our control.

RMR employs a tenant review process for us. RMR assesses tenants on an individual basis and does not employ a uniform set of credit criteria. In general, depending on facts and circumstances, RMR evaluates the creditworthiness of a tenant based on information concerning the tenant that is provided by the tenant and, in some cases, information that is publicly available or obtained from third party sources. RMR also often uses a third party service to monitor the credit ratings of debt securities of our existing tenants whose debt securities are rated by a nationally recognized statistical rating organization. Except as discussed above, no material changes in portfolio wide tenant credit quality took place from December 31, 2013 through the closing of the CCIT Merger and Healthcare Properties Sale on January 29, 2015.  Upon the closing of the CCIT Merger and the Healthcare Properties Sale, we owned 115 properties (357 buildings, leasable land parcels and easements).  As of December 31, 2014, investment grade tenants represented 38.2% of the annualized rental revenue of these 115 properties, as compared to 28.7% for the 51 properties we owned prior to such closing.

Our principal source of funds for our operations to pay our debt service and our distributions to shareholders is rents from tenants at our properties. Rents are generally received from our tenants monthly in advance. As of December 31, 2014, tenants representing 1% or more of our total annualized rental revenue were as follows (square feet in thousands):

					% of
				% of Total	Annualized Rental
Tenant		Property Type	Sq. Ft.(1)	Sq. Ft.(1)	Revenue(2)
1.	Tellabs, Inc.	Mainland Properties	820	3.1%	7.4%
2.	Bank of America, N.A.	Mainland Properties	554	2.1%	6.3%
3.	MeadWestvaco Corporation	Mainland Properties	311	1.2%	4.8%
4.	Orbital Sciences Corporation	Mainland Properties	337	1.3%	4.6%
5.	Cinram Group, Inc.	Mainland Properties	1,371	5.1%	4.1%
6.	Novell, Inc.	Mainland Properties	406	1.5%	3.5%
7.	The Southern Company	Mainland Properties	448	1.7%	2.1%
8.	Hawaii Independent Energy, LLC (formerly Tesoro)	Hawaii Properties	3,148	11.8%	1.8%
9.	Bookspan	Mainland Properties	502	1.9%	1.7%
10.	Vivint, Inc.	Mainland Properties	125	0.5%	1.6%
11.	Merkle Group, Inc.	Mainland Properties	120	0.4%	1.6%
12.	Micron Technology, Inc.	Mainland Properties	96	0.4%	1.5%
13.	Shurtape Technologies, LLC	Mainland Properties	645	2.4%	1.5%
14.	Servco Pacific, Inc.	Hawaii Properties	537	2.0%	1.5%
15.	Stratus Technologies, Inc.	Mainland Properties	287	1.1%	1.5%
16.	Colgate - Palmolive Company	Mainland Properties	142	0.5%	1.4%
17.	Ruckus Wireless, Inc.	Mainland Properties	96	0.4%	1.3%
18.	Hartford Fire Insurance Company	Mainland Properties	100	0.4%	1.3%
19.	SunPower Corporation	Mainland Properties	129	0.5%	1.1%
20.	Arrowhead General Insurance Agency, Inc.	Mainland Properties	95	0.4%	1.1%
21.	Safeway Stores, Inc.	Hawaii Properties	146	0.5%	1.1%
22.	Valassis Communications, Inc.	Mainland Properties	268	1.0%	1.1%
23.	BCI Coca-Cola Bottling Company	Hawaii Properties	351	1.3%	1.1%
	Total		11,034	41.5%	55.0%

(1)

Square feet is pursuant to existing leases as of December 31, 2014, and includes (i) space being fitted out for occupancy, if any, and (ii) space which is leased but is not occupied or is being offered for sublease by tenants, if any.

(2)

Annualized rental revenue is calculated as the annualized contractual rents, as of December 31, 2014, from tenants pursuant to existing leases, including straight line rent adjustments and excluding lease value amortization, and further adjusted for tenant concessions, including free rent and amounts reimbursed to tenants, plus estimated recurring expense reimbursements from tenants pursuant to existing leases.

Upon the closing of the CCIT Merger and the Healthcare Properties Sale on January 29, 2015, we owned 115 properties (357 buildings, leasable land parcels and easements).  Tenants representing 1% or more of the total annualized rental revenue as of December 31, 2014 of these 115 properties were as follows (square feet in thousands):

					% of
				% of Total	Annualized Rental
Tenant		Property Type	Sq. Ft.(1)	Sq. Ft.(1)	Revenue(2)
1.	Tellabs, Inc.	Mainland Properties	820	1.9%	4.0%
2.	Amazon	Mainland Properties	3,049	7.1%	3.7%
3.	Noble Energy	Mainland Properties	497	1.2%	3.5%
4.	Bank of America, N.A.	Mainland Properties	554	1.3%	3.4%
5.	F5 Networks	Mainland Properties	299	0.7%	3.4%
6.	Tesoro	Mainland Properties	618	1.4%	3.3%
7.	MeadWestvaco Corporation	Mainland Properties	311	0.7%	2.6%
8.	Orbital Sciences Corporation	Mainland Properties	337	0.8%	2.5%
9.	Hillshire Brands	Mainland Properties	234	0.5%	2.2%
10.	Cinram Group, Inc.	Mainland Properties	1,371	3.2%	2.2%
11.	Novell, Inc.	Mainland Properties	406	0.9%	1.9%
12.	PNC Bank	Mainland Properties	441	1.0%	1.7%
13.	FedEx Corp.	Mainland Properties	795	1.9%	1.7%
14.	CSG Systems Intl	Mainland Properties	203	0.5%	1.5%
15.	Allstate	Mainland Properties	458	1.1%	1.4%
16.	Compass Group USA	Mainland Properties	284	0.7%	1.4%
17.	ServiceNow	Mainland Properties	149	0.3%	1.4%
18.	Church & Dwight Co	Mainland Properties	250	0.6%	1.4%
19.	Men's Wearhouse	Mainland Properties	206	0.5%	1.3%
20.	Restoration Hardware	Mainland Properties	1,195	2.8%	1.3%
21.	Primerica	Mainland Properties	344	0.8%	1.2%
22.	United Launch	Mainland Properties	169	0.4%	1.2%
23.	The Southern Company	Mainland Properties	448	1.0%	1.1%
	Total		13,438	31.3%	49.3%

(1)

Square feet is pursuant to existing leases as of December 31, 2014, and includes (i) space being fitted out for occupancy, if any, and (ii) space which is leased but is not occupied or is being offered for sublease by tenants, if any.

(2)

Annualized rental revenue is calculated as the annualized contractual rents, as of December 31, 2014, from tenants pursuant to existing leases, including straight line rent adjustments and excluding lease value amortization, and further adjusted for tenant concessions, including free rent and amounts reimbursed to tenants, plus estimated recurring expense reimbursements from tenants pursuant to existing leases.

Investment Activities (dollar amounts in thousands, except per share data)

During the year ended December 31, 2014, we acquired three properties (three buildings) with a combined 1,633,097 rentable square feet for an aggregate purchase price of $222,230, excluding acquisition costs. As a result of an eminent domain taking in September 2014, we sold an ancillary portion of a land parcel located in Huntsville, AL, resulting in a net gain on sale of $116. For more information regarding the properties that we have acquired or sold, see Note 3 to the Notes to Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10‑K, which is incorporated herein by reference.

As further described above under “Business – Our Company,” on January 29, 2015, we completed our acquisition of CCIT.  The effects of the CCIT Merger include the related acquisition of CCIT’s full property portfolio which includes the 64 CCIT Properties, as well as the 23 healthcare properties, for estimated total consideration of approximately $3,000,000, including the assumption of approximately $297,700 of mortgage debt principal.

Concurrently with the closing of the CCIT Merger we sold to SNH the entities acquired in the CCIT Merger which owned the 23 healthcare properties for approximately $509,000 in cash, plus the assumption of approximately $30,000 of mortgage debt principal.

Financing Activities (dollar amounts in thousands, except per share amounts)

In January 2014, we repaid, at par, a $7,500 mortgage note which was secured by a property (one building) located in Chelmsford, MA. This mortgage was scheduled to mature in 2016.

During the second quarter of 2014, we sold 10,000,000 of our common shares in a public offering at a price of $29.00 per share raising net proceeds of $277,329, after deducting offering expenses and the underwriting discount. We used the net proceeds from this offering to partially repay amounts outstanding under our revolving credit facility and for general business purposes.

On January 9, 2015, we replaced our revolving credit facility and our term loan with new facilities providing $1,100,000 in aggregate borrowing availability. For more information regarding these agreements, see Note 11 to the Notes to Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K, which is incorporated herein by reference.

On January 29, 2015, we borrowed a $1,000,000 pursuant to the loan agreement for a senior unsecured bridge loan, the proceeds of which were used to fund a portion of our acquisition of CCIT.  For more information regarding this bridge loan, see Note 11 to the Notes to Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K, which is incorporated herein by reference.  On January 29, 2015, we also borrowed $520,000 under our existing revolving credit facility to fund a portion of this acquisition and we assumed approximately $267,700 of mortgage indebtedness (net of mortgage indebtedness assumed by SNH in connection with its acquisition of the 23 healthcare properties) in this acquisition.

On February 3, 2015, we issued $1,450,000 aggregate principal amount of senior unsecured notes in an underwritten public offering, which included: $350,000 aggregate principal amount of 2.85% unsecured senior notes due 2018; $400,000 aggregate principal amount of 3.60% unsecured senior notes due 2020; $300,000 aggregate principal amount of 4.15% unsecured senior notes due 2022; and $400,000 aggregate principal amount of 4.50% unsecured senior notes due 2025. We used the aggregate approximately $1,420,000 aggregate net proceeds from this offering to repay in full the $1,000,000 of borrowings outstanding under our bridge loan facility and to reduce borrowings outstanding under our revolving credit facility, both of which were used to fund, in part, our acquisition of CCIT.

For more information regarding our financing sources and activities, please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Our Investment and Financing Liquidity and Resources” of this Annual Report on Form 10‑K.

RESULTS OF OPERATIONS

Year Ended December 31, 2014, Compared to Year Ended December 31, 2013 (dollar and share amounts in thousands, except per share data)

	Comparable Properties Results (1)				Acquired Properties Results (2)			Consolidated Results
	Year Ended December 31,				Year Ended December 31,			Year Ended December 31,
			$	%			$			$	%
	2014	2013	Change	Change	2014	2013	Change	2014	2013	Change	Change
Revenues:
Rental income	$142,570	$139,652	$2,918	2.1%	$47,173	$19,359	$27,814	$189,743	$159,011	$30,732	19.3%
Tenant reimbursements and other income	24,404	23,164	1,240	5.4%	8,533	6,148	2,385	32,937	29,312	3,625	12.4%
Total revenues	166,974	162,816	4,158	2.6%	55,706	25,507	30,199	222,680	188,323	34,357	18.2%
Operating expenses:
Real estate taxes	18,736	18,168	568	3.1%	3,466	2,103	1,363	22,202	20,271	1,931	9.5%
Other operating expenses	12,769	11,871	898	7.6%	5,828	4,240	1,588	18,597	16,111	2,486	15.4%
Total operating expenses	31,505	30,039	1,466	4.9%	9,294	6,343	2,951	40,799	36,382	4,417	12.1%
Net operating income (3)	$135,469	$132,777	$2,692	2.0%	$46,412	$19,164	$27,248	181,881	151,941	29,940	19.7%
Other expenses:
Depreciation and amortization								41,054	31,091	9,963	32.0%
Acquisition related costs								7,348	2,002	5,346	267.0%
General and administrative								14,881	12,423	2,458	19.8%
Total other expenses								63,283	45,516	17,767	39.0%
Operating income								118,598	106,425	12,173	11.4%
Interest expense								(12,974)	(13,763)	789	(5.7)%
Gain on early extinguishment of debt								243	—	243	100.0%
Income before income tax (expense) benefit and equity in earnings of an investee								105,867	92,662	13,205	14.3%
Income tax (expense) benefit								(175)	96	(271)	(282.3)%
Equity in earnings of an investee								87	334	(247)	(74.0)%
Income before gain on sale of property								105,779	93,092	12,687	13.6%
Gain on sale of property								116	—	116	100.0%
Net income								$105,895	$93,092	$12,803	13.8%
Weighted average common shares outstanding - basic								55,964	44,539
Weighted average common shares outstanding - diluted								56,035	44,592
Basic and diluted net income per common share								$1.89	$2.09
Calculation of Funds From Operations and Normalized Funds From Operations (4)
Net income								$105,895	$93,092
Depreciation and amortization								41,054	31,091
Gain on sale of property								(116)	—
Funds from operations								146,833	124,183
Acquisition related costs								7,348	2,002
Gain on early extinguishment of debt								(243)	—
Normalized funds from operations								$153,938	$126,185
Funds from operations per common share - basic								$2.62	$2.79
Funds from operations per common share - diluted								$2.62	$2.78
Normalized funds from operations per common share - basic and diluted								$2.75	$2.83

(1)	Consists of 41 properties (267 buildings, leasable land parcels and easements) that were owned continuously since January 1, 2013.

(2)

Consists of ten properties (14 buildings) we acquired since January 1, 2013.  Seven  (11 buildings) of the ten acquired properties were acquired during the 2013 period resulting in partial 2013 period results for these properties. The remaining three  (three buildings) of the ten acquired properties were acquired during the 2014 period resulting in only partial 2014 period results for these properties.

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

(4)

We calculate funds from operations, or FFO, and normalized funds from operations, or Normalized FFO, as shown above. FFO is calculated on the basis defined by The National Association of Real Estate Investment Trusts, or NAREIT, which is net income, calculated in accordance with GAAP, plus real estate depreciation and amortization, less gain on sale of property, as well as certain other adjustments currently not applicable to us. Our calculation of Normalized FFO differs from NAREIT’s definition of FFO because we include estimated business management incentive fees, if any, only in the fourth quarter versus the quarter they are recognized as expense in accordance with GAAP and exclude acquisition related costs and gain on early extinguishment of debt. We consider FFO and Normalized FFO to be appropriate measures of operating performance for a REIT, along with net income, operating income and cash flow from operating activities. We believe that FFO and Normalized FFO provide useful information to investors because by excluding the effects of certain historical amounts, such as depreciation expense, FFO and Normalized FFO may facilitate a comparison of our operating performance between periods and with other REITs. FFO and Normalized FFO are among the factors considered by our Board of Trustees when determining the amount of distributions to our shareholders. Other factors include, but are not limited to, requirements to maintain our status as a REIT, limitations in our revolving credit facility and term loan agreement and public debt covenants, the availability of debt and equity capital, our expectation of our future capital requirements and operating performance, and our expected needs and availability of cash to pay our obligations. FFO and Normalized FFO do not represent cash generated by operating activities in accordance with GAAP and should not be considered as alternatives to net income, operating income or cash flow from operating activities, determined in accordance with GAAP, or as indicators of our financial performance or liquidity, nor are these measures necessarily indicative of sufficient cash flow to fund all of our needs. These measures should be considered in conjunction with net income, operating income and cash flow from operating activities as presented in our Consolidated Statements of Income and Comprehensive Income and Consolidated Statements of Cash Flows. Other REITs and real estate companies may calculate FFO and Normalized FFO differently than we do.

References to changes in the income and expense categories below relate to the comparison of results for the year ended December 31, 2014, compared to the year ended December 31, 2013. Our acquisition activity for these periods reflect our acquisition of three properties (three buildings) during the 2014 period and seven properties (11 buildings) during the 2013 period.

Rental income. The increase in rental income primarily reflects our acquisition activity plus increases from leasing activity and rent resets at our comparable properties located in Hawaii, partially offset by a decrease from leasing activity at one of our Mainland Properties as a result of a lease renewal that reduced rent in exchange for an extended lease term and the elimination of future tenant improvement allowances. Rental income includes non-cash straight line rent adjustments totaling approximately $16,038 for the 2014 period and $12,990 for the 2013 period, and net amortization of acquired real estate leases and assumed real estate lease obligations totaling $196 for the 2014 period and ($1,011) for the 2013 period.

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

Other operating expenses. Other operating expenses primarily include property maintenance, environmental remediation, utilities, insurance, bad debt, legal and property management fees. The increase in other operating expenses primarily reflects our acquisition activity, plus an increase in general operating expenses at our comparable properties, including increases in parking lot repairs, maintenance, utilities and other reimbursable expenses.

Depreciation and amortization. The increase in depreciation and amortization primarily reflects our acquisition activity, plus a modest increase resulting from depreciation of capital improvements and amortization of leasing costs at our comparable properties.

Acquisition related costs. Acquisition related costs for the 2014 period primarily reflect acquisition costs related to our acquisition of CCIT that will be accounted for as a business combination, and to a lesser extent acquisitions of three properties (three buildings) during the 2014 period. Acquisition related costs for the 2013 period primarily reflect acquisition related costs in connection with our acquisition of seven properties (11 buildings) during the 2013 period.

General and administrative. General and administrative expenses primarily include fees paid in cash and common shares pursuant to our business management agreement, legal fees, audit fees, trustee cash fees and non-cash equity compensation expense related to awards to our Trustees, our officers and certain other RMR employees. The increase in general and administrative expenses primarily reflects an increase in annual audit fees recognized during the 2014 period compared to the 2013 period, an increase in non-cash equity compensation related to additional awards to our officers and certain other RMR employees, an increase in other professional and public company fees, and an increase in business management fees resulting from our acquisition activity.

Interest expense. The decrease in interest expense reflects (i) a lower average outstanding debt balance for the 2014 period compared to the 2013 period and (ii) a slightly lower weighted average interest rate during the 2014 period compared to the 2013 period.

Gain on early extinguishment of debt. Gain on early extinguishment of debt in the 2014 period reflects the net write-off of unamortized premium and deferred financing fees associated with the repayment at par, of a $7,500 mortgage note in January 2014.

Income tax (expense) benefit. Income tax expense represents state income taxes. Income tax benefit recognized in 2013 primarily reflects the reversal of over accrued state income tax expense during 2012.

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

Weighted average common shares outstanding. The increase in weighted average common shares outstanding primarily reflects shares that were outstanding for part or all of the year ended December 31, 2014, but only partially or not outstanding for any of the corresponding 2013 period, including (i) shares granted to our Trustees in May 2014, (ii) shares sold in our public offerings in the third quarter of 2013 and the second quarter of 2014, (iii) shares granted to our officers and certain employees of RMR in September 2013 and September 2014 and (iv) shares issued to RMR during 2014 pursuant to our business management agreement.

Basic and diluted net income per common share. The decrease in basic and diluted net income per common share primarily reflects the increase in weighted average common shares outstanding noted above, as well as the changes to net income noted above.

Year Ended December 31, 2013, Compared to Year Ended December 31, 2012 (dollar and share amounts in thousands, except per share data)

	Comparable Properties Results (1)				Acquired Properties Results (2)			Consolidated Results
	Year Ended December 31,				Year Ended December 31,			Year Ended December 31,
			$	%			$			$	%
	2013	2012(3)	Change	Change	2013	2012(3)	Change	2013	2012(3)	Change	Change
Revenues:
Rental income	$98,831	$93,152	$5,679	6.1%	$60,180	$12,407	$47,773	$159,011	$105,559	$53,452	50.6%
Tenant reimbursements and other income	17,057	15,936	1,121	7.0%	12,255	1,295	10,960	29,312	17,231	12,081	70.1%
Total revenues	115,888	109,088	6,800	6.2%	72,435	13,702	58,733	188,323	122,790	65,533	53.4%
Operating expenses:
Real estate taxes	15,165	14,765	400	2.7%	5,106	605	4,501	20,271	15,370	4,901	31.9%
Other operating expenses	7,801	7,482	319	4.3%	8,310	944	7,366	16,111	8,426	7,685	91.2%
Total operating expenses	22,966	22,247	719	3.2%	13,416	1,549	11,867	36,382	23,796	12,586	52.9%
Net operating income (4)	$92,922	$86,841	$6,081	7.0%	$59,019	$12,153	$46,866	151,941	98,994	52,947	53.5%
Other expenses:
Depreciation and amortization								31,091	14,860	16,231	109.2%
Acquisition related costs								2,002	2,470	(468)	(18.9)%
General and administrative								12,423	8,203	4,220	51.4%
Total other expenses								45,516	25,533	19,983	78.3%
Operating income								106,425	73,461	32,964	44.9%
Interest expense								(13,763)	(7,565)	(6,198)	81.9%
Income before income tax benefit (expense) and equity in earnings of an investee								92,662	65,896	26,766	40.6%
Income tax benefit (expense)								96	(290)	386	(133.1)%
Equity in earnings of an investee								334	269	65	24.2%
Net income								$93,092	$65,875	$27,217	41.3%
Weighted average common shares outstanding - basic								44,539	27,117
Weighted average common shares outstanding - diluted								44,592	27,122
Basic and diluted net income per common share								$2.09	2.43
Calculation of Funds From Operations and Normalized Funds From Operations (5)
Net income								$93,092	$65,875
Depreciation and amortization								31,091	14,860
Funds from operations								124,183	80,735
Acquisition related costs								2,002	2,470
Normalized funds from operations								$126,185	$83,205
Funds from operations per common share - basic								$2.79	$2.98
Funds from operations per common share - diluted								$2.78	$2.98
Normalized funds from operations per common share - basic and diluted								$2.83	$3.07

(1)	Consists of 30 properties (251 buildings, leasable land parcels and easements) that were owned continuously since January 1, 2012 by EQC until contributed to us on February 16, 2012.
(2)

Consists of 18 properties  (27 buildings and leasable land parcels) we acquired since our IPO. 11 (16 buildings and leasable land parcels) of the 18 acquired properties were acquired during the 2012 period resulting in partial 2012 period results for these properties. The remaining seven (11 buildings) of the 18 acquired properties were acquired during the 2013 period resulting in only partial 2013 period results for these properties.

(3)

Results of operations for the year ended December 31, 2012 have been derived from our audited consolidated financial statements for the period of time we have been a public company and from certain financial information of EQC for periods prior to our becoming a public company.

(4)	See footnote (3) on page 60 for the definition of NOI.
(5)	See footnote (4) on page 60 for the definitions of FFO and Normalized FFO.

References to changes in the income and expense categories below relate to the comparison of results for the year ended December 31, 2013, compared to the year ended December 31, 2012. Our acquisition activity for these periods reflect our acquisition of seven properties (11 buildings) during the 2013 period and 11 properties (16 buildings and leasable land parcels) during the 2012 period.

Rental income.  The increase in rental income primarily reflects our acquisition activity, plus increases from rent resets at our comparable properties located in Hawaii. Rental income includes non‑cash straight line rent adjustments totaling approximately $12,990 for the 2013 period and approximately $5,869 for the 2012 period, and net amortization of acquired real estate leases and assumed real estate lease obligations totaling approximately ($1,011) for the 2013 period and approximately ($587) for the 2012 period.

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

Acquisition related costs.  Acquisition related costs for the 2013 period primarily reflect acquisition related costs in connection with our acquisition of seven properties (11 buildings) during the 2013 period. Acquisition related costs for the 2012 period primarily reflect acquisition related costs in connection with our acquisition of 11 properties (16 buildings and leasable land parcels) during the 2012 period.

General and administrative.  General and administrative expenses primarily include fees pursuant to our business management agreement, legal fees, audit fees, trustee cash fees and non‑cash equity compensation awarded to our Trustees, our officers and certain other RMR employees. General and administrative expenses were allocated to us by EQC through March 12, 2012, the date we completed our IPO, and are our direct costs since that date. The increase in general and administrative expenses primarily reflects the increased costs for legal, accounting, trustees fees, internal audit expenses, share grant awards and other administrative expenses as a result of our becoming a separate public company, plus increased fees pursuant to our business management agreement resulting from our acquisition activity.

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

Income tax benefit (expense).  Income tax benefit recognized in 2013 primarily reflects the reversal of overestimated state income tax expense during 2012.

Equity in earnings of an investee.  Equity in earnings of an investee represents our proportionate share of earnings from our investment in AIC.

Net income.  The increase in net income for the 2013 period compared to the 2012 period reflects the changes noted above.

Weighted average common shares outstanding.    The increase in weighted average common shares outstanding primarily reflects shares that were outstanding for part or all of the year ended December 31, 2013, but only partially or not outstanding for any of the corresponding 2012 period, including (i) shares sold in our IPO in March 2012, (ii) shares granted to our Trustees in September 2012 and May 2013, (iii) shares granted to our officers and certain employees of RMR in September 2012 and September 2013 and (iv) shares sold in our public offerings in December 2012 and July 2013.

Basic and diluted net income per common share.  The decrease in basic and diluted net income per common share primarily reflects the increase in weighted average common shares outstanding noted above, as well as the changes to net income noted above.

LIQUIDITY AND CAPITAL RESOURCES

Our Operating Liquidity and Resources (dollars in thousands)

Our principal source of funds to meet operating expenses and debt service obligations and pay distributions on our common shares is rents from tenants at our properties. We believe that our operating cash flow will be sufficient to meet our operating expenses and debt service obligations and pay distributions on our common shares for the next 12 months and for the foreseeable future thereafter. Our future cash flows from operating activities will depend primarily upon our ability to:

•	maintain or improve the occupancy of, and the rent rates at, our properties;
•	control our operating cost increases; and
•	purchase additional properties which produce cash flows in excess of our costs of acquisition capital and property operating expenses.

Cash flows provided by (used in) operating, investing and financing activities were approximately $136,743, ($226,089) and $82,825, respectively, for the year ended December 31, 2014, and $111,780, ($379,606) and $267,478, respectively, for the year ended December 31, 2013. The increase in the operating activities cash flow for the year ended December 31, 2014 compared to the corresponding prior year period is primarily due to increased operating cash flow from our acquisition of ten properties (14 buildings) since January 1, 2013. The decrease in cash used in investing activities for the year ended December 31, 2014 compared to the corresponding prior year period is primarily due to lower acquisition activity during the year ended December 31, 2014 compared to the prior year period. The change in financing activities cash flow for the year ended December 31, 2014 compared to the corresponding prior year period is primarily due to (i) net activities on our revolving credit facility resulting primarily from our acquisition and common share offering activities during the 2014 and 2013 periods and (ii) distributions to our common shareholders during the year ended December 31, 2014 in excess of distributions to our common shareholders during the 2013 period due to a greater number of common shares being outstanding and a higher distribution rate paid to common shareholders during the 2014 period.

Our Investment and Financing Liquidity and Resources (dollars in thousands except per share data)

In order to fund acquisitions and to meet cash needs that may result from timing differences between our receipt of rents and our desire or need to make distributions or pay operating or capital expenses, we maintain a $750,000 revolving credit facility with a group of lenders. On January 9, 2015, we entered into a credit agreement with a group of lenders pursuant to which we replaced our revolving credit facility and our term loan discussed below, with new facilities providing $1,100,000 in aggregate borrowing availability. The credit agreement replaced our prior revolving credit facility that was scheduled to mature on March 11, 2016, had interest payable on borrowings of LIBOR plus 122.5 basis points and a facility fee of 22.5 basis points with a new $750,000 unsecured revolving credit facility that has a maturity date of March 29, 2019, interest payable on borrowings of LIBOR plus 105 basis points and a facility fee of 20 basis points. Both the interest rate premium and the facility fee for the prior credit facility were subject to adjustment based on changes to our leverage or credit ratings, and under our new revolving credit facility are subject to adjustment based on changes to our credit ratings. Upon the payment of an extension fee and meeting certain other conditions, we have the option to extend the maturity date of the new revolving credit facility to March 29, 2020. As of December 31, 2014, the interest rate payable on borrowings under our revolving credit facility, pursuant to the terms of our revolving credit facility in effect at that time, was 1.39%.  We can borrow, repay and reborrow funds available under our revolving credit facility until maturity, and no principal repayment is due until maturity. As of December 31, 2014 and February 17, 2015, we had $77,000 and $125,000, respectively, outstanding under our applicable revolving credit facility and $673,000 and $625,000, respectively, available to borrow under our applicable revolving credit facility.

The credit agreement also replaced our prior $350,000 term loan maturing on July 11, 2017 and having interest payable on the amount outstanding of LIBOR plus 140 basis points with a new $350,000 unsecured term loan that has a maturity date of March 31, 2020 and interest payable on the amount outstanding of LIBOR plus 115 basis points. The interest rate premium for the prior term loan was subject to adjustment based on changes to our leverage or credit ratings, and for the new term loan is subject to adjustment based on changes to our credit ratings. As of December 31, 2014, the interest rate payable on the amount outstanding under our term loan, pursuant to the terms of our term loan in effect at that time, was 1.57%.

The credit agreement also includes a feature under which the maximum borrowing availability under the credit agreement may be increased to up to $2,200,000 on a combined basis under certain circumstances.

We may assume outstanding mortgage debt in connection with our acquisition of properties or place new mortgages on properties we own.

As of December 31, 2014, we had $13,504 of cash and cash equivalents. We typically use cash balances, borrowings under our revolving credit facility, net proceeds from offerings of equity or debt securities and the cash flow from our operations to fund debt repayments, future property acquisitions and other general business purposes. We also have in the past assumed mortgage debt in connection with certain of our acquisitions and we may do so in the future.

On January 29, 2015, we used our available cash on hand, together with borrowings under our existing revolving credit facility, borrowings under a new $1,000,000 senior unsecured bridge loan and approximately $509,000 in cash proceeds from the Healthcare Properties Sale, to finance the CCIT acquisition. On February 3, 2015, we repaid in full the $1,000,000 bridge loan and reduced amounts outstanding on our revolving credit facility with net proceeds from our $1,450,000 aggregate principal amount underwritten public offering of senior unsecured notes. Our $1,450,000 aggregate principal amount senior unsecured notes offering included: $350,000 aggregate principal amount of 2.85% unsecured senior notes due 2018; $400,000 aggregate principal amount of 3.60% unsecured senior notes due 2020;

$300,000 aggregate principal amount of 4.15% unsecured senior notes due 2022; and $400,000 aggregate principal amount of 4.50% unsecured senior notes due 2025. Our $1,000,000 bridge loan had a maturity date of January 28, 2016, bore interest at LIBOR plus 140 basis points (subject to adjustment based on changes to our credit ratings), and was prepayable in whole or part at any time.

When significant amounts are outstanding under our revolving credit facility, or as the maturity of this credit facility and our term loan approach, we expect to explore alternatives for repaying or refinancing such amounts. Such alternatives may include incurring additional term debt and issuing new equity or debt securities. Although we cannot provide assurance that we will be successful in consummating any particular type of financing, we believe that we will have access to financing, such as debt and equity offerings, to fund our committed and future acquisitions and capital expenditures and to pay our obligations.  We currently have an effective shelf registration statement that allows us to issue public securities on an expedited basis, but it does not assure that there will be buyers for such securities.

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

During the year ended December 31, 2014, we paid quarterly distributions to our common shareholders aggregating $104,385, using existing cash balances and borrowings under our revolving credit facility. For further information regarding the distributions we paid during 2014, see Note 7 to the Notes to Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K, which is incorporated herein by reference.

On January 12, 2015, we declared a regular quarterly distribution of $0.48 per common share, or approximately $28,800, to shareholders of record on January 23, 2015. We expect to pay this distribution on or about February 24, 2015. In addition, on January 16, 2015, we declared a prorated common share distribution of $0.1493 per share, or approximately $9,000, that was conditioned upon the closing of the CCIT Merger. This prorated distribution was intended to align the two companies' distributions for the first quarter of 2015. This prorated distribution was based upon our current quarterly common share distribution of $0.48 per quarter and will be payable in cash on or about February 27, 2015, to shareholders of record as of the close of business on January 28, 2015. We expect to pay these distributions using existing cash balances and borrowings under our revolving credit facility.

In addition, in January 2015, our Board of Trustees also reiterated its intent to increase our regular quarterly common share distribution by $0.02 to $0.50 ($2.00 per share per year) following the closing of the CCIT Merger and anticipates that, following the closing of the CCIT Merger, it will declare a pro rata distribution for the remainder of the first quarter of 2015 at this new rate in the ordinary course.

During the years ended December 31, 2014 and 2013, amounts capitalized for tenant improvements, leasing costs, building improvements and development and redevelopment activities were as follows (amounts in thousands):

	Year Ended
	December 31,
	2014	2013
Tenant improvements (1)	$555	$1,715
Leasing costs (2)	1,554	1,635
Building improvements (3)	637	567
Development, redevelopment and other activities (4)	446	1,785
	$3,192	$5,702

(1)	Tenant improvements include capital expenditures used to improve tenants’ space or amounts paid directly to tenants to improve their space.
(2)	Leasing costs include leasing related costs, such as brokerage commissions and tenant inducements.
(3)	Building improvements generally include: (i) expenditures to replace obsolete building components and (ii) expenditures that extend the useful life of existing assets.
(4)

Development, redevelopment and other activities generally include (i) major capital expenditures that are identified at the time of a property acquisition and incurred within a short time period after acquiring the property and (ii) major capital expenditure projects that reposition a property or result in new sources of revenues.

During the year ended December 31, 2014, commitments made for expenditures, such as tenant improvements and leasing costs in connection with leasing space, were as follows (dollars and square feet in thousands, except per square foot amounts):

	New
	Leases	Renewals	Totals
Square feet leased during the period	235	1,080	1,315
Total leasing costs and concession commitments (1)	$1,921	$134	$2,055
Total leasing costs and concession commitments per square foot (1)	$8.17	$0.12	$1.56
Weighted average lease term by square feet (years)	14.8	13.6	13.8
Total leasing costs and concession commitments per square foot per year (1)	$0.55	$0.01	$0.11

(1)	Includes commitments made for leasing expenditures and concessions, such as improvements, leasing commissions, tenant reimbursements and free rent.

As of December 31, 2014, our contractual obligations were as follows (dollars in thousands):

	Payments Due by Period
		Less than	1‑3	3‑5	More than
Contractual Obligations	Total	1 Year	Years	Years	5 Years
Borrowings under revolving credit facility (1)	$77,000	$—	$77,000	$—	$—
Term loan (1)	350,000	—	350,000	—	—
Mortgage note payable	17,999	245	17,754	—	—
Tenant related obligations (2)	2,404	1,323	725	356	—
Projected interest expense (3)	18,114	7,643	10,471	—	—
Total	$465,517	$9,211	$455,950	$356	$—

(1)

On January 9, 2015, we replaced our revolving credit facility and our term loan with new facilities that among other things, extended the maturity dates. In addition, on January 29, 2015, we assumed eight mortgage notes associated with properties that we acquired in connection with the closing of the CCIT Merger (approximately $267,700 in aggregate principal amount, net of mortgage notes related to properties sold to SNH) and on February 3, 2015, we issued $1,450,000 aggregate principal amount of senior unsecured notes.  For more information regarding these transactions, see Note 11 to the Notes to Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K, which is incorporated herein by reference.

(2)	Committed tenant related obligations include leasing commissions, lease incentives and tenant improvements, and are based on leases in effect as of December 31, 2014.

(3)

Projected interest expense is attributable to only our long term debt obligations as of December 31, 2014 at existing rates and is not intended to project future interest costs which may result from debt prepayments, new debt issuances or changes in interest rates. Projected interest expense does not include interest which may become payable related to future borrowings under our revolving credit facility.

Off Balance Sheet Arrangements

As of December 31, 2014, we had no off balance sheet arrangements that have had or that we expect would be reasonably likely to have a future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Debt Covenants (dollars in thousands)

Our principal debt obligations at December 31, 2014 were borrowings outstanding under our revolving credit facility, our term loan and a secured mortgage note assumed in connection with one of our acquisitions. In addition, on January 29, 2015, we assumed eight mortgage notes associated with properties that we acquired in connection with the closing of the CCIT Merger (approximately $267,700 in aggregate principal amount net of mortgage notes related to properties sold to SNH) and on February 3, 2015, we issued $1,450,000 aggregate principal amount of senior unsecured notes. Our mortgage notes are non-recourse, subject to certain limitations, and do not contain any material financial covenants. Our senior notes indenture and its supplement and our credit agreement for our revolving credit facility and term loan contains (and at December 31, 2014, our applicable revolving credit facility agreement and term loan agreement contained) a number of covenants which restrict our ability to incur debts in excess of calculated amounts, restrict our ability to make distributions under certain circumstances and generally require us to maintain certain financial ratios. Our senior notes indenture and its supplement and credit agreement for our revolving credit facility and term loan provide (and at December 31, 2014, our applicable revolving credit facility agreement and term loan agreement provided) for acceleration of payment of all amounts outstanding upon the occurrence and continuation of certain events of default, such as a change of control of us, which under our credit agreement for our revolving credit facility and term loan includes (and at December 31, 2014, our applicable revolving credit facility agreement and term loan agreement included) RMR ceasing to act as our business manager and property manager. We believe we were in compliance with all of the terms and covenants under our revolving credit facility agreement and our term loan agreement at December 31, 2014.

Neither our unsecured senior notes indenture and its supplement nor our credit agreement contain provisions for acceleration which could be triggered by our debt ratings. However, under our credit agreement our highest senior unsecured debt rating is used to determine the fees and interest rates we pay. Accordingly, if that debt rating is downgraded by certain credit rating agencies, our interest expense and related costs under our credit agreement would increase.

Our public debt indenture and its supplement contains cross default provisions to any other debts of $25,000 or more. Similarly, our revolving credit facility and term loan agreement has cross default provisions to other indebtedness that is recourse of $25,000 or more and indebtedness that is non recourse of $50,000 or more.

Related Person Transactions (dollars in thousands)

We have relationships and historical and continuing transactions with RMR and others affiliated with RMR. For example, we have no employees and the personnel and various services we require to operate our business are provided to us by RMR pursuant to management agreements and RMR is owned by our Managing Trustees. We also have relationships with other companies to which RMR provides management services and which have trustees, directors and officers who are also trustees, directors or officers of us or RMR, including: GOV, which is our largest shareholder and at December 31, 2014 and February 17, 2015 owned approximately 35.9% and 24.3%, respectively, of our outstanding common shares; SNH, to which we sold the 23 healthcare properties we acquired in the CCIT Merger; and AIC, of which we, RMR and five other companies to which RMR provides management services each owns approximately 14.3%. We and the other six shareholders of AIC have property insurance providing $500,000 of coverage pursuant to an insurance program arranged by AIC and with respect to which AIC is a reinsurer of certain coverage amounts. For further information about these and other such relationships and related person transactions, please see Note 9 to the Notes to Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K, which is incorporated herein by reference, and the section captioned "Business" above in Part I, Item 1 of this Annual Report on Form 10-K. In addition, for more information about these transactions and relationships and about the risks that may arise as a result of these and other related person transactions and relationships, please see elsewhere in this Annual Report on Form 10-K, including "Warning Concerning Forward Looking Statements" and Part I, Item 1A, "Risk Factors." Copies of certain of our agreements with these related parties, including our business management agreement and property management agreement with RMR, the purchase and sale agreement for the Healthcare Properties Sale and our shareholders agreement with AIC and its six other shareholders, are publicly available as exhibits to our public filings with the Securities and Exchange Commission, or SEC, and accessible at the SEC's website.

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

Critical Accounting Policies

Our critical accounting policies are those that will have the most impact on the reporting of our financial condition and results of operations and those requiring significant judgments and estimates. We believe that our judgments and estimates are consistently applied and produce financial information that fairly presents our results of operations. Our most critical accounting policies involve our investments in real property. These policies affect our:

•

allocation of purchase prices among various asset categories, including allocations to above and below market leases for properties qualifying as acquired businesses under FASB Accounting Standards Codification 805, Business Combinations, and the related impact on the recognition of rental income and depreciation and amortization expenses; and

•	assessment of the carrying values and impairments of long lived assets.

We allocate the acquisition cost of each property investment to various property components such as land, buildings and improvements and intangibles based on their fair values, and each component generally has a different useful life. For real estate acquired, we record building, land and improvements, and, if applicable, the value of in‑place leases, the fair market value of above or below market leases and customer relationships at fair value. We base purchase price allocations and the determination of useful lives on our estimates and, under some circumstances, studies from independent real estate appraisal firms to provide market information and evaluations that are relevant to management’s purchase price allocations and determinations of useful lives; however, management is ultimately responsible for the purchase price allocations and determination of useful lives.

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

Impact of Inflation

Inflation in the past several years in the United States has been modest. Future inflation might have both positive and negative impacts on our business. Inflation might cause the value of our real estate to increase. Inflation might also cause our costs of equity and debt capital and operating costs to increase. An increase in our capital costs or in our operating costs may result in decreased earnings unless it is offset by increased revenues; however, we do not expect the direct impact of these increases to be material to our results of operations because the increased costs, in general, either would be the responsibility of our tenants directly or in large part passed through by us to our tenants as additional rent. In addition, our Hawaii land leases generally provide for periodic rent resets based on fair market values. Most of our other leases provide for periodic rent increases by fixed amounts. These rent adjustments may mitigate the adverse impacts of inflation on our operations. Further, inflation may permit us to increase rents upon renewal or enter new leases for the leased space for increased rent amounts.

To mitigate the adverse impact of any increased cost of debt capital in the event of material inflation, we may enter into interest rate hedge arrangements. The decision to enter into these agreements will be based on various factors, including the amount of our floating rate debt outstanding, our belief that material interest rate increases are likely to occur, the costs of and our expected benefit from these agreements and upon requirements of our borrowing arrangements. In periods of rapid inflation, our tenants’ operating costs may increase faster than revenues, which may have an adverse impact upon us if our tenants’ operating income becomes insufficient to pay our rent. To mitigate the adverse impact of tenant financial distress upon us, we require some of our tenants to provide guarantees or security for our rent.

Impact of Climate Change

The current political debate about climate change has resulted in various treaties, laws and regulations which are intended to limit carbon emissions. We believe these laws being enacted or proposed may cause energy costs at our properties to increase in the future. In an effort to reduce the effects of any increased energy costs in the future, we and RMR continuously study ways to improve the energy efficiency at all of our properties. RMR is a member of the Energy Star Partner program, a joint program of the U.S. Environmental Protection Agency and the U.S. Department of Energy which is focused on promoting energy efficiency at commercial properties through its “ENERGY STAR” label program, and a member of the U.S. Green Building Council, a nonprofit organization focused on promoting energy efficiency at commercial properties through its leadership in energy and environmental design, or LEED®, green building program. We do not expect the direct impact of these possible increases in energy costs resulting from laws designed to address climate change to be material to our results of operations because the increased costs either may be the responsibility of our tenants directly or in large part passed through by us to our tenants as additional rent. Although we do not believe it is likely in the foreseeable future, laws enacted to mitigate climate change may make some of our buildings obsolete or cause us to make material investments in our properties which could materially and adversely affect our financial condition and results of operations.

There have recently been severe weather activities in different parts of the country that some observers believe evidence global climate change. Such severe weather that may result from climate change may have an adverse effect on individual properties we own. We mitigate these risks by owning a diversified portfolio of properties and by procuring insurance coverage we believe adequate to protect us from material damages and losses from such activities. However, there can be no assurance that our mitigation efforts will be sufficient or that storms that may occur due to future climate change or otherwise could not have a material adverse effect on our business.

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

At December 31, 2014, our outstanding fixed rate debt consisted of the following mortgage note:

		Annual	Annual		Interest
	Principal	Interest	Interest		Payments
Debt	Balance (1)	Rate (1)	Expense (1)	Maturity	Due
Mortgage note (one property (two buildings in Carlsbad, CA))	$17,999	5.95%	$1,071	2017	Monthly

(1)

The principal balance, annual interest rate and annual interest expense are the amounts stated in the applicable contract. In accordance with GAAP, our carrying value and recorded interest expense may differ from these amounts because of market conditions at the time we assumed this debt. For more information, see Note 5 to the Notes to Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10‑K.

On January 29, 2015, we assumed fixed rate debt consisting of the following mortgage notes:

		Annual	Annual		Interest
	Principal	Interest	Interest		Payments
Debt	Balance (1)	Rate (1)	Expense (1)	Maturity	Due
Mortgage note (one property (one building in Harvey, IL)	$2,000	4.50%	$90	2019	Monthly
Mortgage note (one property (one building in Columbus, OH)	2,400	4.50%	108	2019	Monthly
Mortgage note (one property (one building in Ankeny, IA)	12,360	3.87%	478	2020	Monthly
Mortgage note (one property (one building in Philadelphia, PA)	41,000	4.16%	1,706	2020	Monthly
Mortgage note (one property (three buildings in Seattle, WA)	71,000	3.55%	2,521	2023	Monthly
Mortgage note (one property (one building in Chicago, IL)	50,000	3.70%	1,850	2023	Monthly
Mortgage note (one property (one building in Chester, VA)	48,750	3.99%	1,945	2020	Monthly
	$227,510		$8,698

(1)The principal balance, annual interest rate and annual interest expense are the amounts stated in the applicable contract. In accordance with GAAP, our carrying value and recorded interest expense may differ from these amounts because of market conditions at the time we assumed this debt.

On February 3, 2015, we issued the following fixed rate senior unsecured notes:

		Annual	Annual		Interest
	Principal	Interest	Interest		Payments
Debt	Balance (1)	Rate (1)	Expense (1)	Maturity	Due
Unsecured senior notes	$350,000	2.85%	$9,975	2018	Semi-Annually
Unsecured senior notes	400,000	3.60%	14,400	2020	Semi-Annually
Unsecured senior notes	300,000	4.15%	12,450	2022	Semi-Annually
Unsecured senior notes	400,000	4.50%	18,000	2025	Semi-Annually

$1,450,000	$54,825

(1)

The principal balance, annual interest rate and annual interest expense are the amounts stated in the applicable contract. In accordance with GAAP, our carrying value and recorded interest expense may differ from these amounts because of market conditions at the time we issued these unsecured senior notes.

Some of these mortgage notes require principal and interest payments pursuant to amortization schedules and some of these mortgage notes require interest only payments through maturity. No principal repayments are due under the unsecured senior notes until maturity.

Because these mortgage notes and unsecured senior notes bear interest at fixed rates, changes in market interest rates during the term of these mortgage notes and unsecured senior notes will not affect our interest obligations. If these mortgage notes and unsecured senior notes were refinanced at interest rates which are 100 basis points higher or lower than shown above, our per annum interest cost would increase or decrease by approximately $16,955.

Changes in market interest rates would affect the fair value of our fixed rate debt obligations; increases in market interest rates decrease the fair value of our fixed rate debt, while decreases in market interest rates increase the fair value of our fixed rate debt. Based on the balances outstanding at December 31, 2014,  January 31, 2015 (with respect to seven fixed rate mortgages assumed in the CCIT Merger), and February 3, 2015 (with respect to the unsecured senior notes), and discounted cash flow analyses through the maturity dates, and assuming no other changes in factors that may affect the fair value of our fixed rate debt obligations, a hypothetical immediate 100 basis point change in interest rates would change the fair value of these obligations by approximately $89,400.

At December 31, 2014, our floating rate debt consisted of a combined total of $427,000 outstanding under our revolving credit facility and our term loan. In January 2015, we replaced our revolving credit facility and term loan with a new revolving credit facility that matures on March 29, 2019 and a new term loan that matures on March 31, 2020. Upon the payment of an extension fee and meeting certain other conditions, we have the option to extend the maturity date of the new revolving credit facility by one year to March 29, 2020. No principal repayments are required under our new revolving credit facility or new term loan prior to maturity, and prepayments may be made at any time without penalty.

Borrowings under our new revolving credit facility and new term loan are in U.S. dollars and bear interest at LIBOR plus a premium that is subject to adjustment based upon changes to our credit ratings. Accordingly, we are vulnerable to changes in U.S. dollar based short term rates, specifically LIBOR. In addition, upon renewal or refinancing of our revolving credit facility or our term loan, we are vulnerable to increases in interest rate premiums due to market conditions or our perceived credit risk. Generally, a change in interest rates would not affect the value of our floating rate debt but would affect our operating results. The following table presents the approximate impact a 100 basis point increase in interest rates would have on our annual floating rate interest expense at December 31, 2014 under the revolving credit facility and term loan agreements in place at that time:

	Impact of an Increase in Interest Rates
			Total Interest	Annual Earnings
	Interest Rate	Outstanding	Expense	Per Share
	Per Year (1)	Debt	Per Year	Impact (2)
At December 31, 2014	1.54%	$427,000	$6,576	$0.12
100 bps increase	2.54%	$427,000	$10,846	$0.19

(1)	Weighted based on the respective interest rates and outstanding borrowings under our floating rate debt as of December 31, 2014.
(2)	Based on the weighted average shares outstanding for the year ended December 31, 2014.

The following table presents the impact a 100 basis point increase in interest rates would have on our annual floating rate interest expense at December 31, 2014 under the revolving credit facility and term loan agreements in place at that time, if we were fully drawn on our revolving credit facility and our term loan remained outstanding:

	Impact of an Increase in Interest Rates
			Total Interest	Annual Earnings
	Interest Rate	Outstanding	Expense	Per Share
	Per Year (1)	Debt	Per Year	Impact (2)
At December 31, 2014	1.45%	$1,100,000	$15,950	$0.28
100 bps increase	2.45%	$1,100,000	$26,950	$0.48

(1)	Weighted based on the respective interest rates of our floating rate debt as of December 31, 2014, assuming we were fully drawn on our revolving credit facility and our term loan remained outstanding.
(2)	Based on the weighted average shares outstanding for the year ended December 31, 2014.

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

The information required by this item is included in Item 15 of this Annual Report on Form 10‑K.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

As of the end of the period covered by this report, our management carried out an evaluation, under the supervision and with the participation of our Managing Trustees, our President and our Treasurer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rules 13a‑15 and 15d‑15. Based upon that evaluation, our Managing Trustees, our President and our Treasurer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.

There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2014. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). Based on our assessment, we believe that, as of December 31, 2014, our internal control over financial reporting is effective.

Ernst & Young LLP, the independent registered public accounting firm that audited our 2014 consolidated financial statements included in this Annual Report on Form 10‑K, has issued an attestation report on our internal controls over financial reporting. Its report appears elsewhere herein.

Item 9B.  Other Information

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

We have a Code of Conduct that applies to all our representatives, including our officers and trustees and employees of RMR. Our Code of Conduct is posted on our website, www.sirreit.com. A printed copy of our Code of Conduct is also available free of charge to any person who requests a copy by writing to our Secretary, Select Income REIT, Two Newton Place, 255 Washington Street, Suite 300, Newton, MA 02458‑1634. We intend to disclose any amendments or waivers to our Code of Conduct applicable to our principal executive officer, principal financial officer, principal accounting officer or controller (or any person performing similar functions) on our website.

The remainder of the information required by Item 10 is incorporated by reference to our definitive Proxy Statement.

Item 11.  Executive Compensation

The information required by Item 11 is incorporated by reference to our definitive Proxy Statement.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information.  We may grant our common shares to our officers and other employees of RMR under our equity compensation plan adopted in 2012, or the 2012 Plan. In addition, each of our Trustees receives common shares under the 2012 Plan as part of his or her annual compensation for serving as a Trustee. The terms of grants made are determined by the Compensation Committee of our Board of Trustees at the time of the grant. The following table is as of December 31, 2014:

Number of securities
	Number of securities		remaining available for future
	to be issued upon	Weighted-average	issuance under equity
	exercise of	exercise price of	compensation plans (excluding
	outstanding options,	outstanding options,	securities reflected in
	warrants and rights	warrants and rights	column (a))
Plan category	(a)	(b)	(c)
Equity compensation plans approved by security holders—2012 Plan	None.	None.	2,856,459	(1)
Equity compensation plans not approved by security holders	None.	None.	None.
Total	None.	None.	2,856,459	(1)

(1)	Consists of shares available for issuance pursuant to the terms of the 2012 Plan. Share awards that are forfeited will be added to the shares available for issuance under such plan.

Payments by us to RMR are described in Notes 7 and 9 to the Notes to Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10‑K. The remainder of the information required by Item 12 is incorporated by reference to our definitive Proxy Statement.

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

(a)Index to Financial Statements and Financial Statement Schedules

The following consolidated financial statements and financial statement schedules of Select Income REIT are included on the pages indicated:

All other schedules for which provision is made in the applicable accounting regulations of the SEC are not required under the related instructions, or are inapplicable, and therefore have been omitted.

(b)Exhibits

Exhibit Number	Description
2.1

Agreement of Purchase and Sale between Tellabs Operations, Inc., as Seller, and the Company, as Buyer, dated April 1, 2014. (Incorporated by reference to the Company’s Current Report on Form 8-K dated April 1, 2014.)

2.2

Agreement and Plan of Merger, dated August 30, 2014, among the Company, SC Merger Sub LLC and Cole Corporate Income Trust, Inc. (Incorporated by reference to the Company’s Current Report on Form 8-K dated August 30, 2014.)

2.3

Purchase and Sale Agreement and Joint Escrow Instructions, dated August 30, 2014, by and between SC Merger Sub LLC, Senior Housing Properties Trust and, to evidence its agreement to be bound by the terms of Section 11.2, the Company. (Incorporated by reference to the Company’s Current Report on Form 8-K dated August 30, 2014.)

3.1

Composite Copy of Amended and Restated Declaration of Trust, dated March 9, 2012, as amended to date. (Incorporated by reference to the Company’s Registration Statement on Form S-4, File No. 333-199445.)

3.2	Amended and Restated Bylaws of the Company. (Incorporated by reference to the Company’s Current Report on Form 8‑K dated March 26, 2014.)

4.1	Form of Common Share Certificate. (Incorporated by reference to the Company’s Quarterly Report on Form 10‑Q for the quarter ended September 30, 2012.)
4.2	Indenture, dated February 3, 2015, between the Company and U.S. Bank National Association. (Incorporated by reference to the Company’s Current Report on Form 8-K dated January 29, 2015.)
4.3

First Supplemental Indenture, dated February 3, 2015, between the Company and U.S. Bank National Association, including the forms of 2.85% Senior Note due 2018, 3.60% Senior Note due 2020, 4.15% Senior Note due 2022 and 4.50% Senior Note due 2025. (Incorporated by reference to the Company’s Current Report on Form 8-K dated January 29, 2015.)

8.1	Opinion of Sullivan & Worcester LLP as to certain tax matters. (Filed herewith.)
10.1

Credit Agreement, dated January 9, 2015, among the Company, Wells Fargo Bank, National Association, as Administrative Agent, and each of the other financial institutions initially a signatory thereto. (Incorporated by reference to the Company’s Current Report on Form 8-K dated January 9, 2015.)

10.2

Letter Agreement, dated January 21, 2015, among the Company, Wells Fargo Bank, National Association, as Administrative Agent, and each of the other financial institutions initially a signatory thereto, with respect to the Credit Agreement, dated January 9, 2015, among the Company, Wells Fargo Bank, National Association, as Administrative Agent, and each of the other financial institutions initially a signatory thereto. (Incorporated by reference to the Company’s Current Report on Form 8-K dated January 21, 2015.)

10.3

Bridge Loan Agreement, dated January 29, 2015, among the Company, Citibank, N.A., as Administrative Agent, and each of the other financial institutions initially signatory thereto, as Lenders. (Incorporated by reference to the Company’s Current Report on Form 8-K dated January 29, 2015.)

10.4

Amended and Restated Business Management Agreement, dated December 23, 2013, between the Company and Reit Management & Research LLC.(+) (Incorporated by reference to the Company’s Current Report on Form 8‑K dated December 23, 2013.)

10.5

First Amendment to Amended and Restated Business Management Agreement, dated May 9, 2014, between the Company and Reit Management & Research LLC.(+) (Incorporated by reference to the Company’s Current Report on Form 8-K dated May 9, 2014.)

10.6

Property Management Agreement, dated March 12, 2012, between the Company and Reit Management & Research LLC.(+) (Incorporated by reference to the Company’s Current Report on Form 8‑K dated March 6, 2012.)

10.7

First Amendment to Property Management Agreement, dated December 12, 2012, between the Company and Reit Management & Research LLC.(+) (Incorporated by reference to the Company’s Current Report on Form 8‑K dated December 12, 2012.)

10.8

Second Amendment to Property Management Agreement, dated May 9, 2014, between the Company and Reit Management & Research LLC.(+) (Incorporated by reference to the Company’s Current Report on Form 8-K dated May 9, 2014.)

10.9	2012 Equity Compensation Plan.(+) (Incorporated by reference to the Company’s Current Report on Form 8‑K dated March 6, 2012.)
10.10	Form of Restricted Share Agreement.(+) (Incorporated by reference to the Company’s Quarterly Report on Form 10‑Q for the quarter ended September 30, 2013.)
10.11	Form of Indemnification Agreement.(+) (Incorporated by reference to the Company’s Quarterly Report on Form 10‑Q for the quarter ended March 31, 2012.)
10.12	Summary of Trustee Compensation.(+) (Incorporated by reference to the Company’s Current Report on Form 8‑K dated May 2, 2014.)
10.13

Amended and Restated Shareholders Agreement, dated May 21, 2012, among Affiliates Insurance Company, Five Star Quality Care, Inc., Hospitality Properties Trust, CommonWealth REIT, Senior Housing Properties Trust, TravelCenters of America LLC, Reit Management & Research LLC, Government Properties Income Trust and the Company. (Incorporated by reference to the Company’s Current Report on Form 8‑K dated May 21, 2012.)

12.1	Computation of Ratio of Earnings to Fixed Charges. (Filed herewith.)
21.1	Subsidiaries of the Company. (Filed herewith.)
23.1	Consent of Ernst & Young LLP. (Filed herewith.)
23.2	Consent of Sullivan & Worcester LLP. (Contained in Exhibit 8.1.)
31.1	Rule 13a‑14(a) Certification. (Filed herewith.)

31.2	Rule 13a‑14(a) Certification. (Filed herewith.)
31.3	Rule 13a‑14(a) Certification. (Filed herewith.)
31.4	Rule 13a‑14(a) Certification. (Filed herewith.)
32.1	Section 1350 Certification. (Furnished herewith.)
99.1

Voting and Standstill Agreement, dated as of August 30, 2014, among Cole Corporate Income Trust, Inc., Government Properties Income Trust and American Realty Capital Properties, Inc.  (Incorporated by reference to Company’s Current Report on Form 8-K dated August 30, 2014.)

99.2

Voting and Standstill Agreement, dated as of August 30, 2014, among Cole Corporate Income Trust, Inc., Reit Management & Research LLC and American Realty Capital Properties, Inc.  (Incorporated by reference to the Company’s Current Report on Form 8-K dated August 30, 2014.)

101.1

The following materials from the Company’s Annual Report on Form 10‑K for the year ended December 31, 2014 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income and Comprehensive Income, (iii) the Consolidated Statements of Shareholders’ Equity, (iv) the Consolidated Statements of Cash Flows and (v) related notes to these financial statements, tagged as blocks of text and in detail. (Filed herewith.)

(+)Management contract or compensatory plan or arrangement.

Report of Independent Registered Public Accounting Firm

To the Trustees and Shareholders of Select Income REIT

We have audited the accompanying consolidated balance sheets of Select Income REIT (the ‘‘Company’’) as of December 31, 2014 and 2013, and the related consolidated statements of income and comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2014. Our audits also included the financial statement schedules listed in the Index at Item 15(a). These financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2014 and 2013, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 19, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Boston, Massachusetts

February 19, 2015

Report of Independent Registered Public Accounting Firm

To the Trustees and Shareholders of Select Income REIT

We have audited Select Income REIT’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria).  Select Income REIT’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management Report on Assessment of Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Select Income REIT maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2014 consolidated financial statements of Select Income REIT and our report dated February 19, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Boston, Massachusetts

February 19, 2015

SELECT INCOME REIT

CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except per share data)

	December 31,
	2014	2013
ASSETS
Real estate properties:
Land	$756,160	$732,509
Buildings and improvements	1,110,683	913,948
	1,866,843	1,646,457
Accumulated depreciation	(94,333)	(67,223)
	1,772,510	1,579,234
Acquired real estate leases, net	120,700	129,426
Cash and cash equivalents	13,504	20,025
Restricted cash	42	42
Rents receivable, including straight line rents of $64,894 and $48,856, respectively, net of allowance for doubtful accounts of $1,664 and $936, respectively	68,385	55,335
Deferred leasing costs, net	6,196	5,599
Deferred financing costs, net	3,416	4,834
Other assets	8,478	7,364
Total assets	$1,993,231	$1,801,859

LIABILITIES AND SHAREHOLDERS’ EQUITY
Revolving credit facility	$77,000	$159,000
Term loan	350,000	350,000
Mortgage notes payable, net	18,816	27,147
Accounts payable and accrued expenses	18,869	20,655
Assumed real estate lease obligations, net	26,475	26,966
Rents collected in advance	9,688	8,637
Security deposits	10,348	8,359
Due to related persons	1,588	2,404
Total liabilities	512,784	603,168

Commitments and contingencies

Shareholders’ equity:
Common shares of beneficial interest, $.01 par value: 125,000,000 and 75,000,000 shares authorized, respectively; 59,959,750 and 49,829,541 shares issued and outstanding, respectively	600	498
Additional paid in capital	1,441,036	1,160,894
Cumulative net income	250,238	144,343
Cumulative other comprehensive loss	(23)	(25)
Cumulative common distributions	(211,404)	(107,019)
Total shareholders’ equity	1,480,447	1,198,691
Total liabilities and shareholders’ equity	$1,993,231	$1,801,859

See accompanying notes.

SELECT INCOME REIT

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(amounts in thousands, except per share data)

	Year Ended December 31,
	2014	2013	2012
REVENUES:
Rental income	$189,743	$159,011	$105,559
Tenant reimbursements and other income	32,937	29,312	17,231
Total revenues	222,680	188,323	122,790

EXPENSES:
Real estate taxes	22,202	20,271	15,370
Other operating expenses	18,597	16,111	8,426
Depreciation and amortization	41,054	31,091	14,860
Acquisition related costs	7,348	2,002	2,470
General and administrative	14,881	12,423	8,203
Total expenses	104,082	81,898	49,329

Operating income	118,598	106,425	73,461

Interest expense (including net amortization of debt premiums and deferred financing fees of $1,579, $1,462 and $950, respectively)	(12,974)	(13,763)	(7,565)
Gain on early extinguishment of debt	243	—	—
Income before income tax (expense) benefit and equity in earnings of an investee	105,867	92,662	65,896
Income tax (expense) benefit	(175)	96	(290)
Equity in earnings of an investee	87	334	269
Income before gain on sale of property	105,779	93,092	65,875
Gain on sale of property	116	—	—
Net income	105,895	93,092	65,875

Other comprehensive income:
Equity in unrealized gain (loss) of an investee	2	(50)	25
Other comprehensive income (loss)	2	(50)	25
Comprehensive income	$105,897	$93,042	$65,900

Weighted average common shares outstanding - basic	55,964	44,539	27,117
Weighted average common shares outstanding - diluted	56,035	44,592	27,122

Basic and diluted net income per common share	$1.89	$2.09	2.43

See accompanying notes.

SELECT INCOME REIT

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(dollars in thousands)

					Cumulative
	Number of		Additional	Cumulative	Other	Cumulative
	Common	Common	Paid In	Net	Comprehensive	Common	Ownership
	Shares	Shares	Capital	Income	Income (Loss)	Distributions	Interest	Total
Balance at December 31, 2011	1,000	$—	$—	$—	$—	$—	$904,800	$904,800
Net income	—	—	—	51,251	—	—	14,624	65,875
Owner’s net distributions	—	—	—	—	—	—	(919,424)	(919,424)
Issuance of shares, net	39,249,000	393	876,551	—	—	—	—	876,944
Share grants	32,592	—	369	—	—	—	—	369
Other comprehensive income	—	—	—	—	25	—	—	25
Distributions to common shareholders	—	—	—	—	—	(28,406)	—	(28,406)
Balance at December 31, 2012	39,282,592	393	876,920	51,251	25	(28,406)	—	900,183
Net income	—	—	—	93,092	—	—	—	93,092
Issuance of shares, net	10,500,000	105	283,397	—	—	—	—	283,502
Share grants	47,200	—	577	—	—	—	—	577
Forfeited share grants	(251)	—	—	—	—	—	—	—
Other comprehensive loss	—	—	—	—	(50)	—	—	(50)
Distributions to common shareholders	—	—	—	—	—	(78,613)	—	(78,613)
Balance at December 31, 2013	49,829,541	498	1,160,894	144,343	(25)	(107,019)	—	1,198,691
Net income	—	—	—	105,895	—	—	—	105,895
Issuance of shares, net	10,066,209	101	279,111	—	—	—	—	279,212
Share grants	64,000	1	1,031	—	—	—	—	1,032
Other comprehensive income	—	—	—	—	2	—	—	2
Distributions to common shareholders	—	—	—	—	—	(104,385)	—	(104,385)
Balance at December 31, 2014	59,959,750	$600	$1,441,036	$250,238	$(23)	$(211,404)	$—	$1,480,447

See accompanying notes.

SELECT INCOME REIT

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

	Year Ended December 31,
	2014	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$105,895	$93,092	$65,875
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	27,122	20,531	10,493
Net amortization of debt premiums and deferred financing fees	1,579	1,463	950
Amortization of acquired real estate leases and assumed real estate lease obligations	12,852	10,768	4,369
Amortization of deferred leasing costs	956	858	653
Provision for losses on rents receivable	844	352	(23)
Straight line rental income	(16,038)	(12,990)	(5,869)
Gain on early extinguishment of debt	(243)	—	—
Gain on sale of property	(116)	—	—
Other non-cash expenses	2,061	1,536	508
Equity in earnings of an investee	(87)	(334)	(269)
Change in assets and liabilities:
Restricted cash	—	—	(42)
Rents receivable	2,144	(3,812)	2,031
Deferred leasing costs	(1,464)	(1,641)	(2,051)
Other assets	(200)	(975)	185
Due from related persons	—	585	(585)
Accounts payable and accrued expenses	(1,594)	1,392	1,226
Rents collected in advance	1,051	2,119	289
Security deposits	1,989	(976)	1,054
Due to related persons	(8)	(188)	1,701
Cash provided by operating activities	136,743	111,780	80,495

CASH FLOWS FROM INVESTING ACTIVITIES:
Real estate acquisitions	(223,205)	(373,937)	(419,610)
Real estate improvements	(2,175)	(5,669)	(2,670)
Proceeds from sale of property, net	116	—	—
Investment in Affiliates Insurance Company	(825)	—	(5,335)
Cash used in investing activities	(226,089)	(379,606)	(427,615)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common shares, net	277,329	283,502	363,657
Proceeds from borrowings	281,000	407,000	993,500
Payments on borrowings	(370,731)	(343,217)	(548,553)
Deferred financing fees	(388)	(1,194)	(6,567)
Repayment of demand note	—	—	(400,000)
Distributions to common shareholders	(104,385)	(78,613)	(28,406)
Owner’s net distributions	—	—	(6,138)
Cash provided by financing activities	82,825	267,478	367,493

(Decrease) increase in cash and cash equivalents	(6,521)	(348)	20,373
Cash and cash equivalents at beginning of period	20,025	20,373	—
Cash and cash equivalents at end of period	$13,504	$20,025	$20,373

SUPPLEMENTAL DISCLOSURES:
Interest paid	$11,598	$12,128	$5,407
Income taxes paid	$92	$159	$—

NON-CASH INVESTING ACTIVITIES:
Real estate acquired by issuance of shares and assumption of demand note	$—	$—	$(913,286)
Real estate acquired by assumption of mortgage notes payable	$—	$—	$(26,000)
Additions to real estate included in accounts payable and accrued expenses	$—	$(1,095)	$(2,782)

NON-CASH FINANCING ACTIVITIES:
Issuance of common shares	$—	$577	$513,647
Issuance of demand note	$—	$—	$400,000
Assumption of mortgage notes payable	$—	$—	$26,000

See accompanying notes.

SELECT INCOME REIT

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share data)

Note 1. Organization

Select Income REIT, or “SIR”, “we”, “us” or “our”, was organized as a real estate investment trust, or REIT, under Maryland law on December 19, 2011 as a wholly owned subsidiary of Equity Commonwealth (formerly known as CommonWealth REIT), or EQC, to primarily own and invest in single tenant, net leased properties. On February 16, 2012, we acquired 100% ownership of 30 initial properties ( 251 buildings, leasable land parcels and easements), or the Initial Properties, by means of a contribution from EQC to one of our subsidiaries. On March 12, 2012, we completed our initial public offering, or IPO, and we became a separate publicly owned company. For periods prior to our IPO, our financial information was consolidated with EQC. Because of this, the financial results reported for the year ended December 31, 2012 are not comparable to our results since then or indicative of our future performance.

As of December 31, 2014, we owned 51 properties ( 281 buildings, leasable land parcels and easements) with a total of approximately 27,686,000 rentable square feet.

Note 2. Summary of Significant Accounting Policies

Basis of Presentation.  Prior to our IPO, we were owned by EQC. Accordingly, we have presented certain historical transactions at EQC’s historical basis. Historically, substantially all of the rental income received by EQC from the tenants of our Initial Properties were deposited in and commingled with EQC’s general funds. Certain capital investments and other cash requirements of our Initial Properties were paid by EQC and were charged directly to our Initial Properties. General and administrative costs of EQC were allocated to our Initial Properties based on the historical costs of the real estate investments for our Initial Properties as a percentage of EQC’s historical cost of all of EQC’s real estate investments until the completion of our IPO. In our opinion, and in accordance with applicable accounting guidance, this method for allocating general and administrative expenses is reasonable. However, actual expenses may have been different from allocated expenses if the Initial Properties had operated as a separate entity, and those differences might be material. Since our IPO, we have recorded general and administrative expenses at our direct cost.

These consolidated financial statements include our accounts and the accounts of our subsidiaries, all of which are 100% owned directly or indirectly by us. All intercompany transactions and balances with or among our consolidated subsidiaries have been eliminated.

Real Estate Properties.  We recorded our Initial Properties at their cost to EQC and we record our other properties at our cost. We calculate depreciation on real estate investments on a straight line basis over estimated useful lives generally ranging from 7 to 40 years. EQC estimated the purchase price allocations and the useful lives of our Initial Properties and we estimate the purchase price allocations and the useful lives of our other properties. In some circumstances, we engage independent real estate appraisal firms to provide market information and evaluations which are relevant to our purchase price allocations and determinations of useful lives; however, we are ultimately responsible for the purchase price allocations and determinations of useful lives.

We allocate the purchase prices of our properties to land, building and improvements based on determinations of the fair values of these assets assuming the properties are vacant. We determine the fair value of each property using methods similar to those used by independent appraisers. For properties qualifying as acquired businesses under FASB Accounting Standards Codification 805, Business Combinations, we allocate a portion of the purchase price to above market and below market leases based on the present value (using an interest rate which reflects the risks associated with acquired in place leases at the time each property was acquired by us) of the difference, if any, between (i) the contractual amounts to be paid pursuant to the acquired in place leases and (ii) our estimates of fair market lease rates for the corresponding leases, measured over a period equal to the terms of the respective leases. The terms of below market leases that include bargain renewal options, if any, are further adjusted if we determine that renewal to be probable. We allocate a portion of the purchase price to acquired in place leases and tenant relationships based upon market estimates to lease up the property based on the leases in place at the time of purchase. In making these allocations, we considered factors such as estimated carrying costs during the expected lease up periods, including real estate taxes, insurance and other operating income and expenses and costs, such as leasing commissions, legal and other related expenses, to execute similar leases in current market conditions at the time a property was acquired by us. We allocate this aggregate value between acquired in place lease values and tenant relationships based on our evaluation of the specific characteristics of each tenant’s lease. However, we have not separated the value of tenant relationships from the value of acquired in place leases because such value and related amortization expense is immaterial to the accompanying consolidated financial statements. If the value of tenant relationships becomes material in the future, we may separately allocate those amounts and amortize the allocated amount over the estimated life of the relationships.

We amortize capitalized above market lease values (included in acquired real estate leases in our consolidated balance sheets) and below market lease values (presented as assumed real estate lease obligations in our consolidated balance sheets) as a reduction or increase, respectively, to rental income over the terms of the associated leases. Such amortization resulted in changes to rental income of $196,  ($1,011) and ($587) during the years ended December 31, 2014, 2013 and 2012, respectively. We amortize the value of acquired in place leases (included in acquired real estate leases in our consolidated balance sheets), exclusive of the value of above market and below market acquired in place leases, or Lease Origination Value, over the terms of the associated leases. Such amortization, which is included in depreciation and amortization expense, totaled $13,048,  $9,758 and $3,781 during the years ended December 31, 2014, 2013 and 2012, respectively. If a lease is terminated prior to its stated expiration, we write off the unamortized amounts relating to that lease.

At December 31, 2014 and 2013, our acquired real estate leases and assumed real estate lease obligations were as follows:

	As of December 31,
	2014	2013
Acquired real estate leases:
Capitalized above market lease values	$44,851	$44,851
Less: accumulated amortization	(17,396)	(14,556)
Capitalized above market lease values, net	27,455	30,295

Lease Origination Value	124,576	117,491
Less: accumulated amortization	(31,331)	(18,360)
Lease Origination Value, net	93,245	99,131
Acquired real estate leases, net	$120,700	$129,426

Assumed real estate lease obligations:
Capitalized below market lease values	$40,323	$37,776
Less: accumulated amortization	(13,848)	(10,810)
Assumed real estate lease obligations, net	$26,475	$26,966

As of December 31, 2014, the weighted average amortization periods for capitalized above market lease values, lease origination value and capitalized below market lease values were 12.3 years, 7.9 years, and 13.2 years, respectively.  Future amortization of net intangible acquired real estate lease assets and liabilities to be recognized over the current terms of the associated leases as of December 31, 2014 are estimated to be $13,172 in 2015, $12,769 in 2016, $12,351 in 2017, $11,809 in 2018, $9,735 in 2019 and $34,389 thereafter.

We recognize impairment losses on real estate investments when indicators of impairment are present and the estimated undiscounted cash flow from our real estate investments is less than the carrying amount of such real estate investments. Impairment indicators may include declining tenant occupancy, lack of progress releasing vacant space, tenant bankruptcies, low long term prospects for improvement in property performance, weak or declining tenant profitability, cash flow or liquidity, our decision to dispose of an asset before the end of its estimated useful life and legislative or, market or industry changes that could permanently reduce the value of a property. We review our properties for impairment quarterly, or whenever events or changes in circumstances indicate that carrying amounts may not be recoverable. If indicators of impairment are present, we evaluate the carrying value of the related property by comparing it to the expected future undiscounted cash flows expected to be generated from that property. If the sum of these expected future undiscounted cash flows is less than the carrying value, we reduce the net carrying value of the property to its estimated fair value. The determination of undiscounted cash flow includes consideration of many factors including income to be earned from the investment, holding costs (exclusive of interest), estimated selling prices, and prevailing economic and market conditions. Based on these procedures performed, no impairments exist on any of our properties as of December 31, 2014 and 2013.

Certain of our real estate assets contain hazardous substances, including asbestos. We believe the asbestos at our properties is contained in accordance with current environmental regulations and we have no current plans to remove it. If these properties were demolished today, certain environmental regulations specify the manner in which the asbestos must be removed and we could incur substantial costs complying with such regulations. Because of the indeterminable timing of the remediation, no amounts have been accrued to date. Certain of our industrial lands in Hawaii may require environmental remediation, especially if the use of those lands is changed; however, we do not have any present plans to change the use of those land parcels or to undertake this environmental cleanup. In general, we do not have any insurance designated to limit any losses that we may incur as a result of known or unknown environmental conditions which are not caused by an insured event, such as, for example, fire or flood, although some of our tenants may maintain such insurance. However, as of December 31, 2014 and 2013, accrued environmental remediation costs totaling $8,150 were included in accounts payable and accrued expenses in our consolidated balance sheets. Because of the indeterminable timing of the remediation, these amounts have not been discounted to present value. We do not believe that there are environmental conditions at any of our properties that will have a material adverse effect on us. However, no assurances can be given that such conditions are not present in our properties or that other costs we incur to remediate contamination will not have a material adverse effect on our business or financial condition. Charges for environmental remediation costs are included in other operating expenses in our consolidated statements of income and comprehensive income.

Cash and Cash Equivalents.  We consider highly liquid investments with original maturities of three months or less at the date of purchase to be cash equivalents.

Restricted Cash.  Restricted cash consists of amounts escrowed for future real estate taxes, insurance, leasing costs, capital expenditures and debt service, as required by certain of our mortgage debts.

Deferred Leasing Costs.  Deferred leasing costs include capitalized brokerage, legal and other fees associated with the successful negotiation of leases, which are amortized to depreciation and amortization expense on a straight line basis over the terms of the respective leases. Deferred leasing costs totaled $9,283 and $7,858 at December 31, 2014 and 2013, respectively, and accumulated amortization of deferred leasing costs totaled $3,087 and $2,259 at December 31, 2014 and 2013, respectively. Included in deferred leasing costs at December 31, 2014, is $90 of estimated costs associated with leases under negotiation. Future amortization of deferred leasing costs to be recognized during the current terms of our existing leases as of December 31, 2014, are estimated to be $921 in 2015, $776 in 2016, $711 in 2017, $601 in 2018, $541 in 2019 and $2,556 thereafter.

Deferred Financing Fees.  Deferred financing fees include capitalized issuance or assumption costs related to borrowings, which are amortized to interest expense over the terms of the respective loans. Deferred financing fees totaled $8,210 and $7,761 at December 31, 2014 and 2013, respectively, and accumulated amortization of deferred financing fees totaled $4,794 and $2,927 at December 31, 2014 and 2013, respectively. Included in deferred financing fees at December 31, 2014, is $518 of fees incurred associated with financing for the CCIT Merger discussed in Note 11. Future amortization of deferred financing fees to be recognized with respect to our loans as of December 31, 2014, are estimated to be $1,893 in 2015, $749 in 2016 and $256 in 2017.

Other Assets.  Other assets consist primarily of deposits on potential acquisitions, our investment in Affiliates Insurance Company, or AIC, prepaid real estate taxes and other prepaid expenses. We account for our investment in AIC using the equity method of accounting. Significant influence is present through common representation on the boards of trustees or directors of us and AIC. Our Managing Trustees are also owners of Reit Management & Research LLC, or RMR, which is the manager of us and AIC, and each of our Trustees is a director of AIC. See Note 9 for a further discussion of our investment in AIC.

Revenue Recognition.  Rental income from operating leases is recognized on a straight line basis over the lives of lease agreements. We defer the recognition of contingent rental income, such as percentage rents, until the specific targets that trigger the contingent rental income are achieved. Contingent rental income recognized for the years ended December 31, 2014, 2013 and 2012, totaled $1,270,  $1,330 and $1,552, respectively. Tenant reimbursements and other income include property level operating expenses and capital expenditures reimbursed by our tenants as well as other incidental revenues. Certain tenants are obligated to pay directly their obligations under their leases for insurance, real estate taxes and certain other expenses. These costs, which have been assumed by the tenants under the terms of their respective leases, are not reflected in our consolidated financial statements. To the extent any tenant responsible for these costs under their respective lease defaults on its lease or it is deemed probable that the tenant will fail to pay for such costs, we would record a liability for such obligation.

Allowance for Doubtful Accounts.  We maintain an allowance for doubtful accounts for estimated losses resulting from the inability or unwillingness of certain tenants to make payments required under their leases. The computation of the allowance is based on the tenants’ payment histories and current credit profiles, as well as other considerations.

Income Taxes.  We have elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended, and, accordingly, we generally will not be subject to federal income taxes provided we distribute our taxable income and meet certain other requirements to qualify as a REIT. We are, however, subject to certain state and local taxes.

Cumulative Other Comprehensive Income (Loss).  Cumulative other comprehensive income (loss) consists of unrealized gains and losses related to our investment in AIC.

Use of Estimates.  Preparation of these financial statements in conformity with GAAP requires us to make estimates and assumptions that may affect the amounts reported in these consolidated financial statements and related notes. The actual results could differ from these estimates. Significant estimates in the consolidated financial statements include the allowance for doubtful accounts, purchase price allocations, useful lives of fixed assets and the assessments of the carrying values and impairments of long lived assets.

Net Income Per Common Share.  We calculate basic earnings per common share, or EPS, by dividing net income by the weighted average number of common shares outstanding during the period. We calculate diluted net income per share using the more dilutive of the two class method or the treasury stock method.

New Accounting Pronouncements.    In April 2014, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, No. 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.  This update amends the criteria for reporting discontinued operations to, among other things, raise the threshold for disposals to qualify as discontinued operations. This update is effective for interim and annual reporting periods, beginning after December 15, 2014, with early adoption permitted.  We currently expect that, when adopted, this update will reduce the number of any future property dispositions we may make to be presented as discontinued operations in our consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which provides guidance for revenue recognition. This update is effective for interim and annual reporting periods beginning after December 15, 2016.  We are currently in the process of evaluating the impact, if any, the adoption of this update will have on our consolidated financial statements.

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements – Going Concern: Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. This update requires an entity to evaluate whether there are conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued (or within one year after the financial statements are available to be issued when applicable) and to provide related footnote disclosures in certain circumstances. This update is effective for the annual period ending after December 15, 2016, and for annual and interim periods thereafter with early adoption permitted. The implementation of this update is not expected to cause any significant changes to our consolidated financial statements.

Note 3. Real Estate Properties

During the year ended December 31, 2014, we acquired three properties ( three buildings) with a combined 1,633,097 rentable square feet and a combined weighted average lease term, based on rental revenues, of 14.1 years for an aggregate purchase price of $222,230, excluding closing costs. We allocated the purchase prices of these acquisitions based on the estimated fair values of the acquired assets and assumed liabilities. The Naperville, IL acquisition was accounted for as an acquisition of assets. All other acquisitions during the year ended December 31, 2014 were accounted for as business combinations. Details of these completed acquisitions are as follows:

								Assumed
		Number of					Acquired	Real Estate
		Properties/	Square	Purchase		Building and	Real Estate	Lease
Date	Location	Buildings	Feet	Price(1)	Land	Improvements	Leases	Obligations
April 2014	Naperville, IL (2)	1 / 1	819,513	$187,500	$13,757	$173,743	$—	$—
April 2014	Mahwah, NJ	1 / 1	167,424	20,360	8,492	9,451	3,968	(1,551)
December 2014	Memphis, TN (3)	1 / 1	646,160	14,370	1,402	10,769	3,195	(996)
		3 / 3	1,633,097	$222,230	$23,651	$193,963	$7,163	$(2,547)

(1)	Purchase price excludes acquisition related costs.
(2)	The property was acquired and simultaneously leased back to an affiliate of the seller in a sale/leaseback transaction. We capitalized acquisition costs of $975 related to this transaction.
(3)

The allocation of purchase price is based on preliminary estimates and may change upon the completion of (i) third party appraisals and (ii) our analysis of acquired in place leases and building valuations.

During the year ended December 31, 2014, we recognized revenues of $55,706 and operating income of $46,412, arising from our 2013 and 2014 acquisitions.

In January 2015, we completed the acquisition of Cole Corporate Income Trust, Inc., or CCIT, through a merger of CCIT with and into one of our wholly owned subsidiaries. See Note 11 for further information regarding this transaction.

We committed $2,055 for expenditures related to tenant improvements and leasing costs for approximately 1,315,000 square feet of leases executed during 2014. Committed but unspent tenant related obligations based on existing leases as of December 31, 2014, were $2,404.

As a result of an eminent domain taking in September 2014, we sold an ancillary portion of a land parcel located in Huntsville, AL resulting in a net gain on sale of $116.

The future minimum lease payments scheduled to be received by us during the current terms of our leases as of December 31, 2014 are as follows:

Minimum
Lease
Year	Payment
2015	$181,665
2016	177,554
2017	176,573
2018	173,846
2019	164,659
Thereafter	1,261,917
$2,136,214

Note 4. Tenant Concentration and Segment Information

We operate in one business segment: ownership of properties that include buildings and leased industrial lands that are primarily net leased to single tenants, with no one tenant accounting for more than 10% of our total revenues. A “net leased property” or a property being “net leased” means that the building or land lease requires the tenant to pay rent and pay, or reimburse us, for all, or substantially all, property level operating expenses and capital expenditures, such as real estate taxes, insurance, utilities, maintenance and repairs, other than, in certain circumstances, roof and structural element related expenditures; in some instances, tenants instead reimburse us for all expenses in excess of certain amounts included in the stated rent. We define a single tenant leased building or land parcel as a building or land parcel with at least 90% of its rentable square footage leased to one tenant. Our buildings and lands are primarily leased to single tenants; however, we do own some multi tenant buildings on the island of Oahu, HI. For the years ended December 31, 2014, 2013 and 2012, approximately 38.2%,  43.4% and 61.4%, respectively, of total revenues was from 11 properties ( 229 buildings, leasable land parcels and easements) with a combined approximately 17,793,000 rentable square feet that we own in Oahu, HI.

Note 5. Indebtedness

At December 31, 2014 and 2013, our outstanding indebtedness consisted of the following:

	December 31,
	2014	2013
Revolving credit facility, due in 2016 (1)	$77,000	$159,000
Term loan, due in 2017 (1)	350,000	350,000
Mortgage note payable, 5.950% interest rate, including unamortized premium of $817 and $1,131, respectively, due in 2017 (2)	18,816	19,361
Mortgage note payable, 5.689% interest rate, including unamortized premium of $0 and $286, respectively, due in 2016 (2)(3)	—	7,786
	$445,816	$536,147

(1)

On January 9, 2015, we replaced our revolving credit facility and our term loan with new facilities providing $1,100,000 in aggregate borrowing availability. See Note 11 for further information regarding these agreements.

(2)

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

(3)	This mortgage note was repaid, at par, in January 2014.

As of December 31, 2014, we have a $750,000 unsecured revolving credit facility that is available for general business purposes, including acquisitions. The maturity date of our revolving credit facility is March 11, 2016 and, subject to the payment of an extension fee and meeting certain other conditions, our revolving credit facility includes an option for us to extend the stated maturity date by one year to March 11, 2017. In addition, our revolving credit facility includes a feature under which maximum borrowings may be increased to $1,000,000 in certain circumstances. Borrowings under our revolving credit facility bear interest at LIBOR plus a premium. We also pay a facility fee on the total amount of lending commitments under our revolving credit facility. Both the interest rate premium and the facility fee are subject to adjustment based upon changes to our leverage, or beginning in December 2014, our credit ratings. As of December 31, 2014, the interest rate premium on our revolving credit facility was 122.5 basis points and our facility fee was 22.5 basis points. As of December 31, 2014 and 2013, the interest rate payable on borrowings under our revolving credit facility was 1.39% and 1.47%, respectively. The weighted average annual interest rate for borrowings under our revolving credit facility was 1.45% and 1.50% for the years ended December 31, 2014 and 2013, respectively, and 1.54% for the period from March 12, 2012, the date we entered into our revolving credit facility agreement, to December 31, 2012. We can borrow, repay and reborrow funds available under our revolving credit facility until maturity, and no principal repayment is due until maturity.  As of December 31, 2014 and February 17, 2015, we had $77,000 and $125,000, respectively, outstanding under our applicable revolving credit facility and $673,000 and $625,000, respectively, available to borrow under our applicable revolving credit facility.

As of December 31, 2014, we also have a $350,000 unsecured term loan that matures on July 11, 2017 and is prepayable without penalty at any time. In addition, our term loan includes a feature under which maximum borrowings may be increased to up to $700,000 in certain circumstances. Our term loan bears interest at a rate of LIBOR plus a premium, which is 140 basis points as of December 31, 2014. The interest rate premium was subject to adjustment based upon changes to our leverage, or beginning in December 2014, our credit ratings. As of December 31, 2014 and 2013, the interest rate payable for the amount outstanding under our term loan was 1.57% and 1.72%, respectively. The weighted average interest rate for the amount outstanding under our term loan was 1.69% and 1.74% for the years ended December 31, 2014 and 2013, respectively, and 1.78% for the period from July 12, 2012, the date we entered into our term loan agreement, to December 31, 2012.

Our revolving credit facility agreement and our term loan agreement provide for acceleration of payment of all amounts due thereunder upon the occurrence and continuation of certain events of default, including a change of control of us, which includes RMR ceasing to act as our business manager and property manager. Our revolving credit facility agreement and our term loan agreement also contain a number of financial and other covenants, including covenants that restrict our ability to incur indebtedness or to make distributions under certain circumstances and require us to maintain financial ratios and a minimum net worth. We believe we were in compliance with the terms of our revolving credit facility and term loan covenants at December 31, 2014.

At December 31, 2014, one of our properties ( two buildings) with a net book value of $20,306 secured a mortgage note we assumed in connection with our acquisition of such property. The principal amount outstanding under this mortgage note as of December 31, 2014, was $17,999. This mortgage note is non‑recourse, subject to certain limited exceptions, and does not contain any material financial covenants.

The required principal payments due during the next five years and thereafter under all our outstanding debt as of December 31, 2014 are as follows:

	Principal
Year	Payment
2015	$245
2016	77,257
2017	367,497
2018	—
2019	—
Thereafter	—
	$444,999	(1)

(1)	Total debt outstanding as of December 31, 2014, including unamortized premiums of $817, was $445,816.

In connection with our acquisition of CCIT, we entered into a $1,000,000 unsecured bridge loan which we repaid when we subsequently issued an aggregate principal amount of $1,450,000 of unsecured senior notes. See Note 11 for further information regarding these transactions. We also assumed eight mortgage notes associated with properties that we acquired in connection with the closing of the CCIT Merger (approximately $267,700 in aggregate principal amount net of mortgage notes related to properties sold to Senior Housing Properties Trust, or SNH).

Note 6. Fair Value of Financial Instruments

Our financial instruments at December 31, 2014 include cash and cash equivalents, restricted cash, rents receivable, mortgage notes payable, our revolving credit facility, our term loan, accounts payable and accrued expenses, rents collected in advance, security deposits and amounts due to related persons. At December 31, 2014, the fair value of our financial instruments approximated their carrying values in our consolidated financial statements, except as follows:

	At December 31, 2014		At December 31, 2013
	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value
Mortgage notes payable	$18,816	$19,401	$27,147	$27,588

We estimate the fair values of our mortgage notes payable by using discounted cash flow analyses and currently prevailing market rates for similar mortgage notes. These inputs are categorized as level 3 inputs as defined in the fair value hierarchy under the accounting standards for Fair Value Measurements and Disclosures. Because our inputs are unobservable, our estimated fair value may differ materially from the actual fair value.

Note 7. Shareholders’ Equity

In August 2014, we amended our declaration of trust, increasing the number of our authorized shares of beneficial interest from 75,000,000 to 125,000,000. All of our authorized shares are currently classified as common shares, $.01 par value per share, or our common shares.

Share Awards:

We have common shares available for issuance under the terms of our equity compensation plan adopted in 2012, or the 2012 Plan. As described in Note 9, we granted restricted common shares to our officers and certain employees of RMR in 2014, 2013 and 2012. We also granted each of our Trustees 2,500 restricted common shares with an aggregate value of $385  ( $77 per Trustee), 2,000 restricted common shares with an aggregate value of $276  ( $55 per Trustee) and 2,000 restricted common shares with an aggregate value of $248  ( $50 per Trustee) in 2014, 2013 and 2012, respectively, based upon the closing price of our common shares on the New York Stock Exchange, or the NYSE, on the dates of grants, as part of their annual compensation. The common shares granted to our Trustees vested immediately. The common shares granted to our officers and certain employees of RMR vest in five equal annual installments beginning on the date of grant. We include the value of granted shares in general and administrative expenses ratably over the vesting period.

A summary of shares granted and vested under the terms of the 2012 Plan for the years ended December 31, 2014, 2013 and 2012 is as follows:

		Weighted
		Average
	Number	Grant Date
	of Shares	Fair Value
2012 Activity:
Granted	32,592	$24.84
Vested	(14,878)	$24.84
Unvested shares at December 31, 2012	17,714	$24.84

2013 Activity:
Granted	47,200	$25.37
Vested	(22,120)	$26.12
Forfeited	(251)	$24.80
Unvested shares at December 31, 2013	42,543	$24.79

2014 Activity:
Granted	64,000	$26.64
Vested	(36,694)	$27.39
Unvested shares at December 31, 2014	69,849	$25.29

The 69,849 unvested shares as of December 31, 2014 are scheduled to vest as follows: 21,205 shares in 2015, 21,204 shares in 2016, 17,140 shares in 2017 and 10,300 shares in 2018. As of December 31, 2014, the estimated future compensation expense for the unvested shares was approximately $1,705 based on the closing share price of our common shares on December 31, 2014 of $24.41. The weighted average period over which the compensation expense will be recorded is approximately 24 months. During the years ended December 31, 2014, 2013 and 2012, we recorded $984,  $645 and $508, respectively, of compensation expense related to our 2012 Plan.

At December 31, 2014, 2,856,459 common shares remain available for issuance under the 2012 Plan.

Share Issuances:

During the second quarter of 2014, we sold 10,000,000 of our common shares in a public offering at a price of $29.00 per share raising net proceeds of $277,329, after deducting offering expenses and the underwriting discount. We used the net proceeds from this offering to partially repay amounts outstanding under our revolving credit facility and for general business purposes.

During the year ended December 31, 2014 and the period from January 1, 2015 to February 17, 2015, we issued 66,209 and 7,353, respectively, of our common shares to RMR as part of the business management fee payable by us under our business management agreement. See Note 9 for further information regarding this agreement.

Distributions:

During the year ended December 31, 2014, we paid distributions on our common shares as follows:

Declaration	Record	Paid	Distributions	Total
Date	Date	Date	Per Share	Distributions
1/3/2014	1/13/2014	2/19/2014	$0.46	$22,922
4/3/2014	4/14/2014	5/20/2014	0.48	23,938
7/14/2014	7/25/2014	8/21/2014	0.48	28,748
10/7/2014	10/24/2014	11/20/2014	0.48	28,777
			$1.90	$104,385

On January 12, 2015, we declared a regular quarterly distribution of $0.48 per common share, or approximately $28,800, to shareholders of record on January 23, 2015. We expect to pay this distribution on or about February 24, 2015. On January 16, 2015, we declared a prorated common share distribution, conditioned upon the closing of the merger with CCIT.  The prorated distribution was intended to align the two companies’ distributions for the first quarter of 2015. The prorated distribution of $0.1493 was based upon our current quarterly common share distribution of $0.48 per quarter and will be payable on or about February 27, 2015, to our shareholders of record as of the close of business on January 28, 2015, the last business day immediately prior to the effective date of the merger.

Cash distributions per share paid or payable by us to our common shareholders for the years ended December 31, 2014, 2013 and 2012 were $1.90,  $1.76 and $0.91, respectively. The characterization of our distributions paid in 2014 was 98.64% ordinary income and 1.36% return of capital.  The characterization of our distributions paid in 2013 and 2012 was 100.0% ordinary income.

Note 8. Per Common Share Amounts

The following table provides a reconciliation of the weighted average number of common shares used in the computation of basic and diluted EPS. Unvested share-based payment awards that contain non-forfeitable rights to dividends are considered participating securities and are included in our computation of diluted EPS using the two-class method. Other potentially dilutive common shares, including contingently issuable common shares under our business management agreement with RMR, restricted stock, and the related impact on earnings, are considered when calculating diluted EPS (in thousands):

	Year Ended December 31,
	2014	2013	2012
Weighted average common shares for basic earnings per share	55,964	44,539	27,117
Effect of dilutive securities: restricted stock awards	71	53	5
Weighted average common shares for diluted earnings per share	56,035	44,592	27,122

We had no anti-dilutive common share equivalents outstanding for the years ended December 31, 2014, 2013 and 2012.

Note 9. Related Person Transactions

We have adopted written Governance Guidelines that describe the consideration and approval of any related person transactions. Under these Governance Guidelines, we may not enter into any transaction in which any Trustee or executive officer, any member of the immediate family of any Trustee or executive officer or any other related person, has or will have a direct or indirect material interest unless that transaction has been disclosed or made known to our Board of Trustees and our Board of Trustees reviews and approves or ratifies the transaction by the affirmative vote of a majority of the disinterested Trustees, even if the disinterested Trustees constitute less than a quorum. If there are no disinterested Trustees, the transaction must be reviewed, authorized and approved or ratified by both (i) the affirmative vote of a majority of our Board of Trustees and (ii) the affirmative vote of a majority of our Independent Trustees. In determining whether to approve or ratify a transaction, our Board of Trustees, or disinterested Trustees or Independent Trustees, as the case may be, also act in accordance with any applicable provisions of our declaration of trust and bylaws, consider all of the relevant facts and circumstances and approve only those transactions that they determine are fair and reasonable to us and our shareholders. All related person transactions described below were reviewed and approved or ratified by a majority of the disinterested Trustees or otherwise in accordance with our policies, declaration of trust and bylaws, each as described above. In the case of transactions with us by RMR employees (other than our Trustees and executive officers) subject to our Code of Business Conduct and Ethics, the employee must seek approval from an executive officer who has no interest in the matter for which approval is being requested. Copies of our Governance Guidelines and Code of Business Conduct and Ethics are available on our website, www.sirreit.com.

RMR: We have no employees. The personnel and various services we require to operate our business are provided to us by RMR. We have two agreements with RMR to provide management and administrative services to us: (i) a business management agreement, which relates to our business generally, and (ii) a property management agreement, which relates to our property level operations.

One of our Managing Trustees, Mr. Barry Portnoy, is Chairman, majority owner and an employee of RMR. Our other Managing Trustee, Mr. Adam Portnoy, is the son of Mr. Barry Portnoy, and an owner, President, Chief Executive Officer and a director of RMR. Each of our executive officers is also an officer of RMR. Our Independent Trustees also serve as independent directors or independent trustees of other companies to which RMR or its affiliates provide management services. Mr. Barry Portnoy serves as a managing director or managing trustee of all of those companies and Mr. Adam Portnoy serves as a managing trustee of a majority of those companies. In addition, officers of RMR serve as our officers and officers of other companies to which RMR or its affiliates provide management services.

Our Board of Trustees has given our Compensation Committee, which is comprised exclusively of our Independent Trustees, authority to act on our behalf with respect to our management agreements with RMR. Our Governance Guidelines and the charter of our Compensation Committee together require the committee to annually review the terms of these agreements, evaluate RMR's performance under the agreements and determine whether to renew, amend or terminate the management agreements.

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

On December 23, 2013, we and RMR amended and restated our business management agreement, effective with respect to services performed on or after January 1, 2014. Under our business management agreement as so amended and restated:

•The annual amount of the base management fee to be paid to RMR by us for each applicable period is equal to the lesser of:

othe sum of (a) 0.5% of the average aggregate historical cost of our real estate assets acquired from a REIT to which RMR provided business management or property management services, or the Transferred Assets, immediately prior to the contribution, sale or other transfer of such property to us, plus (b) 0.7% of the average aggregate historical cost of our real estate investments excluding the Transferred Assets up to $250,000, plus (c) 0.5% of the average historical cost of our real estate investments excluding the Transferred Assets exceeding $250,000; and

othe sum of (a) 0.7% of the average closing price per share of our common shares on the NYSE, during such period, multiplied by the average number of our common shares outstanding during such period, plus the daily weighted average of the aggregate liquidation preference of each class of our preferred shares outstanding during such period, plus the daily weighted average of the aggregate principal amount of our consolidated indebtedness during such period, or, together, our Average Market

Capitalization, up to $250,000, plus (b) 0.5% of our Average Market Capitalization exceeding $250,000.

The average aggregate historical cost of our real estate investments includes our consolidated assets invested, directly or indirectly, in equity interests in or loans secured by real estate and personal property owned in connection with such real estate (including acquisition related costs and costs which may be allocated to intangibles or are unallocated), all before reserves for depreciation, amortization, impairment charges or bad debts or other similar noncash reserves.

•Although the fee calculation is stated in annual percentages, the base management fee is paid monthly to RMR, 90% in cash and 10% in our common shares, which are fully-vested when issued. The number of our common shares to be issued in payment of the base management fee for each month equals the value of 10% of the total base management fee for that month divided by the average daily closing price of our common shares during that month.

•The incentive management fee which may be earned by RMR for an annual period is an amount, subject to a cap based on the value of our outstanding common shares, equal to 12% of the product of (a) our equity market capitalization on the last trading day on the year immediately prior to the relevant measurement period and (b) the amount (expressed as a percentage) by which the total returns per share realized by the holders of our common shares (i.e., share price appreciation plus dividends) exceeds the total shareholder return of the SNL US REIT Equity Index (in each case subject to certain adjustments) for the relevant measurement period. The measurement periods are generally three-year periods ending with the year for which the incentive management fee is being calculated, with shorter periods applicable in the case of the calculation of the incentive management fee for 2014 (one year) and 2015 (two years).

•The incentive management fee is payable in our common shares, with one-third of our common shares issued in payment of an incentive management fee vested on the date of issuance, and the remaining two-thirds vesting thereafter in two equal annual installments. If the issuance of common shares in payment of a portion of the base management fee or incentive management fee would be limited by applicable law and regulations, such portion of the applicable fee is instead paid in cash. All common shares issued in payment of the incentive management fee shall be fully vested upon termination of the business management agreement, subject to certain exceptions. In addition, RMR may, in certain circumstances, be required to return to us or forfeit some or all of the common shares paid or payable to it in payment of the incentive management fee.

•RMR and certain eligible transferees of our common shares issued in payment of the base management fee or incentive management fee are entitled to demand registration rights, exercisable not more frequently than twice per year, and to "piggy-back" registration rights, with certain expenses to be paid by us. We and applicable selling shareholders also have agreed to indemnify each other (and their officers, trustees, directors and controlling persons) against certain liabilities, including liabilities under the Securities Act of 1933, as amended, or the Securities Act, in connection with any such registration.

The amended and restated terms of our business management agreement described above were approved by our Compensation Committee, which is comprised solely of our Independent Trustees, and the terms of the incentive fee were developed by our Compensation Committee in consultation, with FTI Consulting, Inc., an independent compensation consultant.

For the period beginning on March 12, 2012, the date on which we first entered into our business management agreement with RMR, through December 31, 2013, our business management agreement provided for the base business management fee to be paid to RMR at an annual rate equal to the sum of (a) 0.5% of the historical cost of the Transferred Assets, plus (b) with respect to other properties we acquired excluding the Transferred Assets, 0.7% of our aggregate cost of those properties up to and including $250,000, and 0.5% thereafter. In addition, for 2013, our business management agreement provided for RMR to be paid an incentive fee equal to 15% of the product of (i) the weighted average of our common shares outstanding on a fully diluted basis during a fiscal year and (ii) the excess, if any, of the

Normalized FFO Per Share, as defined in the business management agreement, for such fiscal year over the Normalized FFO Per Share for the preceding fiscal year. For purposes of calculating the incentive fee for 2013, Normalized FFO Per Share for 2012 was equal to the annualized amount of our Normalized FFO for the period beginning with our IPO on March 12, 2012 through December 31, 2012, divided by the weighted average number of common shares outstanding during that period.  This incentive fee was payable in common shares and it was subject to a cap on the value of the incentive fee being no greater than $0.02 per share of our total shares outstanding.

Pursuant to our business management agreement with RMR, we recognized business management fees of $10,095,  $9,503 and $4,719 for 2014, 2013 and the period beginning on March 12, 2012 through December 31, 2012, respectively. The business management fees we recognized for 2014, 2013 and 2012 are included in general and administrative expenses in our consolidated financial statements.  In accordance with the terms of our business management agreement, we issued, in aggregate, 36,827 of our common shares to RMR as payment for a portion of the base business management fee we recognized for 2014. In March 2014, we issued 32,865 of our common shares to RMR for the incentive fee for 2013 pursuant to our business management agreement.  No incentive fee was payable to RMR under our business management agreement for 2014. Our business management agreement did not provide for payment of an incentive fee for 2012.

Our property management agreement with RMR provides for management fees equal to 3.0% of gross collected rents and construction supervision fees equal to 5.0% of construction costs. The aggregate property management and construction supervision fees we recognized were $6,240,  $5,449 and $3,039 for 2014, 2013 and the period beginning on March 12, 2012 through December 31, 2012, respectively. These amounts are included in operating expenses or have been capitalized, as appropriate, in our consolidated financial statements.

RMR also provides internal audit services to us in return for our share of the total internal audit costs incurred by RMR for us and other publicly owned companies managed by RMR and its affiliates, which amounts are subject to approval by our Compensation Committee. Our Audit Committee appoints our Director of Internal Audit. Our share of RMR's costs of providing this internal audit function was approximately $286,  $203 and $162 for 2014, 2013 and 2012, respectively, which amounts are included in general and administrative expenses in our consolidated financial statements. These allocated costs are in addition to the business and property management fees we paid to RMR.

We are generally responsible for all of our operating expenses, including certain expenses incurred by RMR on our behalf. We are generally not responsible for payment of RMR's employment, office or administration expenses incurred to provide management services to us, except for the employment and related expenses of RMR employees assigned to work exclusively or partly at our owned properties, our share of the wages, benefits and other related costs of centralized accounting personnel and our share of the staff employed by RMR who perform our internal audit function. Pursuant to our business management agreement, RMR may from time to time negotiate on our behalf with certain third party vendors and suppliers for the procurement of goods and services to us. As part of this arrangement, we may enter agreements with RMR and other companies to which RMR provides management services for the purpose of obtaining more favorable terms from such vendors and suppliers.

The current terms of both our business management agreement with RMR and our property management agreement with RMR end on December 31, 2015 and automatically renew for successive one year terms unless we or RMR gives notice of non-renewal before the end of an applicable term.  On May 9, 2014, we and RMR entered into amendments to our business management agreement and property management agreement, which were approved by our Compensation Committee, comprised solely of our Independent Trustees.  As amended, RMR may terminate the agreements upon 120 days’ written notice.  Prior to these amendments, RMR could terminate the agreements upon 60 days’ written notice and could also terminate the property management agreement upon five business days’ notice if we underwent a change of control.  Both prior to and after giving effect to these amendments, we have the right to terminate the agreements upon 60 days’ written notice, subject to approval by a majority vote of our Independent Trustees.  As amended, if we terminate or elect not to renew the business management agreement other than for cause, as defined, we are obligated to pay RMR a termination fee equal to 2.75 times the sum of the annual base management fee and the annual internal audit services expense, which amounts are based on averages during the 24 consecutive calendar months prior to the date of notice of nonrenewal or termination.  In addition, if we terminate or elect not to renew the property management agreement other than for cause, as defined, within 12 months prior to or following our giving notice of termination or non-renewal of the business management agreement other than for cause, we are obligated to pay RMR a termination fee equal to 12 times the average monthly property management fee for the six months prior to the effective date of the nonrenewal or termination.  The amendments provide for certain proportional adjustments to the termination fees if we merge with another real estate investment trust to which RMR is providing management services or if we spin-off a subsidiary of ours to which we contributed properties and to which RMR is providing management services both at the time of the spin-off and on the date of the expiration or termination of the agreement.  Also, as amended, RMR agrees to provide certain transition services to us for 120 days following an applicable termination by us or notice of termination by RMR.  Both the business management agreement with RMR and the property management agreement with RMR include arbitration provisions for the resolution of disputes.

Under our business management agreement with RMR, we acknowledge that RMR may engage in other activities or businesses and act as the manager to any other person or entity (including other REITs) even though such person or entity has investment policies and objectives similar to ours and we are not entitled to preferential treatment in receiving information, recommendations and other services from RMR. Previously our business management agreement had provided that, with certain exceptions, if we determined to offer for sale or other disposition any real property that, at such time, is of a type within the investment focus of another REIT to which RMR provides management services, we would first offer that property for purchase or disposition to that REIT and negotiate in good faith for such purchase or disposition. This right of first offer provision was eliminated when the business management agreement was amended and restated on December 23, 2013.

Under the 2012 Plan, we grant restricted shares to certain employees of RMR, some of whom are our officers. We granted a total of 51,500 restricted shares with an aggregate value of $1,320, 37,200 restricted shares with an aggregate value of $921 and 22,592 restricted shares with an aggregate value of $561 to such persons in 2014, 2013 and 2012, respectively, based upon the closing price of our common shares on the NYSE on the dates of grants. One fifth of those restricted shares vested on the grant dates and one fifth vests on each of the next four anniversaries of the grant dates. These share grants to RMR employees are in addition to the fees we pay to RMR. On occasion, we have entered into arrangements with former employees of RMR in connection with the termination of their employment with RMR, providing for the acceleration of vesting of restricted shares previously granted to them under the 2012 Plan. Additionally, each of our President and Chief Operating Officer and Treasurer and Chief Financial Officer received grants of restricted shares of other companies to which RMR provides management services in their capacities as officers of RMR.

EQC:  We were formerly a 100% owned subsidiary of EQC.  Until July 9, 2014, EQC was our largest shareholder and owned 22,000,000 of our common shares, or approximately 36.7% of our outstanding common shares.  One of our Managing Trustees, Mr. Barry Portnoy, was a managing trustee of EQC until March 25, 2014.  Our other Managing Trustee, Mr. Adam Portnoy, was the president of EQC until May 23, 2014 and a managing trustee of EQC until March 25, 2014.  In addition, Mr. John Popeo, our Treasurer and Chief Financial Officer, also served as the treasurer and chief financial officer of EQC until May 23, 2014, and one of our Independent Trustees, Mr. William Lamkin, was an independent trustee of EQC until March 25, 2014.  RMR provided business and property management services to EQC until EQC terminated its business and property management agreements with RMR on September 30, 2014.  After that termination, RMR’s services to EQC have been limited to management services in respect of EQC’s Australian assets and certain transition services.

In March 2012, we completed our IPO of 9,200,000 of our common shares for net proceeds (after deducting underwriters’ discounts and commissions and estimated expenses) of $180,814. We applied those net proceeds, along with proceeds of our initial borrowings under our then $500,000 revolving credit facility, to repay in full a $400,000 demand promissory note to EQC and to reimburse EQC for the costs that EQC incurred in connection with our organization and preparation for our IPO.

To facilitate our IPO, we and EQC entered into a transaction agreement that governed our separation from and relationship with EQC.  The transaction agreement provides that, among other things, we will indemnify EQC with respect to any liability relating to any property transferred by EQC to us, including any liability which relates to periods prior to our formation, other than the pre-IPO closing current assets and current liabilities that EQC retained with respect to the Initial Properties.

In March 2013, we entered into a registration agreement with EQC, pursuant to which we agreed to register for resale by EQC up to 22,000,000 of our common shares then owned by EQC, or an Offering. Under the registration agreement, EQC agreed to pay all expenses incurred by us relating to the registration and sale of the shares in an Offering. As of March 31, 2014, we paid $636 of expenses related to this agreement which was reimbursed by EQC. EQC also agreed to indemnify us and our officers, Trustees and controlling persons, and we agreed to indemnify EQC and its officers, trustees and controlling persons, against certain liabilities in connection with an Offering, including liabilities under the Securities Act. On March 31, 2014, we notified EQC that, effective that same day, as a result of the change of control of EQC as provided in that registration agreement we had elected to terminate the registration agreement.

On July 9, 2014, EQC sold 21,500,000 of our common shares that it owned to Government Properties Income Trust, a Maryland real estate investment trust, or GOV, and sold 500,000 of our common shares that it owned to RMR. We were not a contracting party to this transaction.  We understand that, following these sales, EQC no longer owned any of our common shares, and we do not consider EQC to be our affiliate at this time.

GOV:  As a result of its purchase from EQC of 21,500,000 of our common shares, GOV is our largest shareholder owning approximately 35.9% and 24.3% of our outstanding common shares as of December 31, 2014 and February 17, 2015, respectively.  Additionally, in connection with this purchase, and in light of the fact that GOV would own greater than 10% of our outstanding common shares, our disinterested Trustees adopted a resolution exempting GOV and its affiliates (as defined in the Maryland General Corporation Law), including, without limitation, RMR, from being "interested stockholders" under the Maryland Business Combination Act.

Concurrently with the execution and delivery of the merger agreement for the acquisition of CCIT, or the Merger Agreement, GOV entered into a voting and standstill agreement with CCIT and American Realty Capital Properties, Inc., a Maryland corporation and parent of the advisor of CCIT, or ARCP, or the Voting Agreement.  Pursuant to the Voting Agreement, GOV agreed to vote all of our common shares beneficially owned by it in favor of the issuance of our common shares to the stockholders of CCIT as contemplated by the Merger Agreement, upon and subject to the terms and conditions of the Voting Agreement and the Merger Agreement.  The Voting Agreement also contains standstill provisions pursuant to which ARCP agreed, among other things, not to make unsolicited proposals to acquire us or GOV for a period of 36 months. Concurrently with our entering into the Merger Agreement, RMR, which also provides management services to GOV, and Messrs. Barry Portnoy and Adam Portnoy, RMR’s principals, our Managing Trustees and managing trustees of GOV, also entered into a voting and standstill agreement on terms and conditions substantially similar to the Voting Agreement that also includes a standstill in respect of SNH. One of our Independent Trustees also serves as an independent trustee of each of GOV and SNH.

SNH:  Concurrently with our entering into the Merger Agreement, on August 30, 2014, SIR Merger Sub and SNH entered into a purchase and sale agreement and joint escrow instructions pursuant to which we sold to SNH substantially concurrently with the closing of the CCIT Merger, the subsidiaries of CCIT owning 23 healthcare properties for approximately $539,000, including the assumption of approximately $30,000 of mortgage debt.

Our Managing Trustees, Messrs. Barry Portnoy and Adam Portnoy, are managing trustees of SNH.  One of our Independent Trustees also serves as an independent trustee of each of SNH and GOV.

AIC:  In 2012, we purchased 20,000 shares of common stock of AIC for approximately $5,335. Concurrently with this purchase, we entered into an amended and restated shareholders agreement with AIC, RMR, EQC, GOV, SNH and three other companies to which RMR then provided management services. On May 9, 2014, as a result of a change in control of EQC, as defined in the amended and restated shareholders agreement, we and the other AIC shareholders purchased pro rata the AIC shares EQC owned in accordance with the terms of that agreement.  Pursuant to that purchase, we purchased 2,857 AIC shares from EQC for $825.  Following these purchases, we and the other remaining six AIC shareholders each owns approximately 14.3% of AIC. As of December 31, 2014, we have invested $6,160 in AIC since we became an equity owner of AIC in 2012.

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

In 2012 and 2013, we and the other shareholders of AIC purchased a one-year property insurance policy providing $500,000 of coverage pursuant to an insurance program arranged by AIC and with respect to which AIC is a reinsurer of certain coverage amounts. Our annual premium for this property insurance was $559 and $324 in 2013 and 2012, respectively, before adjustments made for acquisitions or dispositions we made during that period. In June 2014, we and the other shareholders of AIC renewed our participation in this program. In connection with that renewal, we purchased a one-year property insurance policy providing $500,000 of coverage, with respect to which AIC is a reinsurer of certain coverage amounts. We paid AIC a premium, including taxes and fees, of approximately $434 in connection with that policy, which amount may be adjusted from time to time as we acquire or dispose of properties that are included in the policy.  Although we own less than 20% of AIC, we use the equity method to account for this investment because we believe that we have significant influence over AIC as all of our Trustees are also directors of AIC. Our investment in AIC had a carrying value of $6,827,  $5,913 and $5,629 as of December 31, 2014, 2013 and 2012, respectively, which amounts are included in other assets on our consolidated balance sheets. We recognized income of $87,  $334 and $269 related to our investment in AIC for 2014, 2013 and the period beginning on May 21, 2012, the date on which we became a shareholder of AIC, through December 31, 2012, respectively.

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

Directors' and Officers' Liability Insurance: In July 2013, we, RMR, and five companies to which RMR then provided management services purchased a combined directors' and officers' liability insurance policy providing $10,000 in aggregate primary non-indemnifiable coverage and $5,000 in aggregate excess coverage. We paid a premium of approximately $133 for this policy. In June 2014, we, RMR and four other companies to which RMR provides management services extended this insurance policy for an interim period.  We paid an aggregate premium of approximately $15 for these extensions.  In September 2014, we purchased a two year combined directors' and officers' insurance policy with RMR and five other companies to which RMR provides management services that provides $10,000 in aggregate primary coverage, including certain errors and omission coverage.  At that time, we also purchased separate additional one year directors' and officers' liability insurance policies that provide $20,000 of aggregate excess coverage plus $5,000 of excess non-indemnifiable coverage. The total premium payable by us for these policies purchased in September 2014 was approximately $507.

Note 10. Selected Quarterly Financial Data (Unaudited)

The following is a summary of our unaudited quarterly results of operations for 2014 and 2013:

	2014
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Total revenues	$53,028	$56,557	$56,700	$56,395
Net income	$25,058	$30,208	$23,742	$26,887
Basic and diluted net income per common share	$0.50	$0.56	$0.40	$0.45
Common distributions declared	$0.46	$0.48	$0.48	$0.48

	2013
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Total revenues	$43,860	$45,946	$48,584	$49,933
Net income	$22,632	$22,787	$23,594	$24,079
Basic and diluted net income per common share	$0.58	$0.58	$0.47	$0.48
Common distributions declared	$0.42	$0.44	$0.44	$0.46

Note 11. Subsequent Events

On January 9, 2015, we entered into a new credit agreement with a group of lenders, or the credit agreement, which replaced our revolving credit facility agreement and our term loan agreement described in Note 5. The credit agreement replaced our prior revolving credit facility maturing on March 11, 2016 with a new $750,000 unsecured revolving credit facility that has a maturity date of March 29, 2019, interest payable on borrowings of LIBOR plus 105 basis points and a facility fee of 20 basis points. Both the interest rate premium and the facility fee for the new revolving credit facility are subject to adjustment based on changes to our credit ratings. Upon the payment of an extension fee and meeting certain other conditions, we have the option to extend the maturity date of the new revolving credit facility to March 29, 2020. The credit agreement also replaced our prior term loan maturing on July 11, 2017 with a new $350,000 unsecured term loan that has a maturity date of March 31, 2020 and interest payable on the amount outstanding of LIBOR plus 115 basis points. The interest rate premium for the new term loan is subject to adjustment based on changes to our credit ratings. The credit agreement includes a feature under which the maximum borrowing availability under the credit agreement may be increased to up to $2,200,000 on a combined basis under certain circumstances.

The credit agreement contains a number of covenants that restrict our ability to incur debt in excess of calculated amounts, restrict our ability to make distributions under certain circumstances and generally require us to maintain certain financial ratios. The credit agreement provides for acceleration of payment of all amounts due thereunder upon the occurrence and continuation of certain events of default, such as a change of control of us, which includes RMR ceasing to act as our business manager and property manager.

On January 29, 2015, we completed our acquisition of CCIT pursuant to the Merger Agreement, by and among us, SC Merger Sub LLC, a Maryland limited liability company and our wholly owned subsidiary, or SIR Merger Sub, and CCIT. At the effective time on January 29, 2015, CCIT merged with and into SIR Merger Sub, and the separate corporate existence of CCIT ceased, with SIR Merger Sub surviving as our wholly owned subsidiary, or the CCIT Merger.

At the effective time of the CCIT Merger, we acquired CCIT’s full property portfolio which included 64 office and industrial net lease properties, or the 64 CCIT Properties, as well as 23 healthcare properties, which, as described below, we sold to SNH.  The estimated total consideration for our acquisition of CCIT’s full portfolio was approximately $3,000,000, including the assumption of approximately $297,700 of mortgage debt principal (of which approximately $30,000 was assumed by SNH in the sale of the healthcare properties (as described below)) and excluding acquisition related costs.  Pursuant to the terms of the Merger Agreement, we paid approximately $1,245,000 in cash and issued approximately 28,400,000 of our common shares to former holders of CCIT common stock.

Concurrently with the closing of the CCIT Merger, we sold to SNH the entities acquired in the CCIT Merger which own 23 healthcare properties for approximately $509,000 in cash, plus the assumption of approximately $30,000 of mortgage debt principal.

We financed the cash portion of the merger consideration paid to former CCIT stockholders and the fees, expenses and costs incurred in connection with the CCIT Merger and the related transactions and repayment of CCIT’s revolving credit facility and term loan, using a combination of our available cash on hand, borrowings under our existing revolving credit facility, borrowings under a new a $1,000,000 364-day senior unsecured bridge loan facility (as further described below) and approximately $509,000 in cash proceeds from the sale of the 23 healthcare properties to SNH. In connection with the closing of the CCIT Merger, we entered into a bridge loan agreement with a group of institutional lenders pursuant to which we obtained a 364-day $1,000,000 bridge loan, which had a maturity date of January 28, 2016, bore interest at LIBOR plus 140 basis points (subject to adjustment based on changes to SIR’s credit ratings), and was prepayable in whole or part at any time.  On February 3, 2015, we repaid in full the $1,000,000 senior unsecured bridge loan and reduced amounts outstanding on our revolving credit facility with net proceeds from an underwritten public offering of $1,450,000 aggregate principal amount of senior unsecured notes, which included: $350,000 aggregate principal amount of 2.85% unsecured senior notes due 2018; $400,000 aggregate principal amount of 3.60% unsecured senior notes due 2020; $300,000 aggregate principal amount of 4.15% unsecured senior notes due 2022; and $400,000 aggregate principal amount of 4.50% unsecured senior notes due 2025.

Note 12. Pro Forma Information (Unaudited)

During the year ended December 31, 2014, we acquired three properties ( three buildings) for an aggregate purchase price of $222,230, excluding closing costs. During the second quarter of 2014, we sold 10,000,000 of our common shares in a public offering at a price of $29.00 per share.

During the year ended December 31, 2013, we acquired seven properties ( 11 buildings) for an aggregate purchase price of $384,820, excluding closing costs. During the third quarter of 2013, we sold 10,500,000 of our common shares in a public offering at a price of $28.25 per share.

The following table presents our pro forma results of operations for the years ended December 31, 2014 and 2013 as if the CCIT Merger and the related financing activities described in Note 11, and the acquisitions and financing activities described in the two preceding paragraphs had occurred on January 1, 2013. This pro forma data is not necessarily indicative of what our actual results of operations would have been for the periods presented, nor does it represent the results of operations for any future period. Differences could result from numerous factors, including future changes in our portfolio of investments, changes in interest rates, changes in our capital structure, changes in net property level operating expenses, changes in property level revenues, including rents expected to be received on our existing leases or leases we may enter into during and after 2015, and for other reasons.

	Year Ended
	December 31,
	2014	2013
Total revenues	$422,308	$390,705
Net income attributed to SIR	$105,293	$84,889
Net income attributed to SIR per share	$1.19	$0.96

SELECT INCOME REIT

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

December 31, 2014

(dollars in thousands)

	Balance at	Charged to		Balance
	Beginning	Costs and		at End
Description	of Period	Expenses	Deductions	of Period
Year ended December 31, 2012:
Allowance for doubtful accounts	$4,067	$(23)	$(3,400)	$644
Year ended December 31, 2013:
Allowance for doubtful accounts	$644	$352	$(60)	$936
Year ended December 31, 2014:
Allowance for doubtful accounts	$936	$844	$(116)	$1,664

SELECT INCOME REIT

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2014

(dollars in thousands)

						Initial Cost to		Costs	Gross Amount Carried at
						Company		Capitalized	Close of Period(4)					Original
							Buildings and	Subsequent to		Buildings and		Accumulated	Date	Construction
Property		Location	State	Property Type	Encumbrances(1)	Land	Equipment	Acquisition	Land	Equipment	Total(2)	Depreciation(3)	Acquired	Date
1	Inverness Center	Birmingham	AL	Mainland Properties	$—	$4,209	$32,096	$326	$4,209	$32,422	$36,631	$3,300	12/9/2010	1984;1985
2	Cinram Distribution Center	Huntsville	AL	Mainland Properties	—	5,628	67,373	—	5,628	67,373	73,001	3,930	8/31/2012	1979
3	Regents Center	Tempe	AZ	Mainland Properties	—	1,125	10,122	2,237	1,125	12,359	13,484	5,213	6/30/1999	1988
4	Campbell Place	Carlsbad	CA	Mainland Properties	18,816	3,381	17,918	15	3,381	17,933	21,314	1,008	9/21/2012	2007
5	Folsom Corporate Center	Folsom	CA	Mainland Properties	—	3,450	25,504	—	3,450	25,504	28,954	2,550	12/17/2010	2008
6	Bayside Technology Park	Fremont	CA	Mainland Properties	—	5,200	4,860	521	5,200	5,381	10,581	719	3/19/2009	1990
7	North First Street	San Jose	CA	Mainland Properties	—	6,160	7,961	—	6,160	7,961	14,121	199	12/23/2013	1984
8	Rio Robles Drive	San Jose	CA	Mainland Properties	—	16,608	28,316	—	16,608	28,316	44,924	708	12/23/2013	1984
9	350 West Java Drive	Sunnyvale	CA	Mainland Properties	—	11,552	12,461	—	11,552	12,461	24,013	675	11/15/2012	1984
10	333 Inverness Drive South	Englewood	CO	Mainland Properties	—	3,230	11,801	415	3,230	12,216	15,446	773	6/15/2012	1998
11	2 Tower Drive	Wallingford	CT	Mainland Properties	—	1,471	2,165	8	1,471	2,173	3,644	452	10/24/2006	1978
12	1 Targeting Center	Windsor	CT	Mainland Properties	—	1,850	7,226	—	1,850	7,226	9,076	437	7/20/2012	1980
13	235 Great Pond Road	Windsor	CT	Mainland Properties	—	2,400	9,469	—	2,400	9,469	11,869	572	7/20/2012	2004
14	2100 NW 82nd Ave	Miami	FL	Mainland Properties	—	144	1,297	401	144	1,698	1,842	588	3/19/1998	1987
15	King Street Ground Lease	Honolulu	HI	Hawaii Properties	—	1,342	—	—	1,342	—	1,342	—	12/5/2003	—
16	Mapunapuna Ground Leases	Honolulu	HI	Hawaii Properties	—	333,883	9,404	1,171	334,533	9,925	344,458	2,677	12/5/2003;	—
													11/21/2012
17	Safeway Shopping Center	Honolulu	HI	Hawaii Properties	—	11,437	—	167	11,437	167	11,604	61	12/5/2003	—
18	Salt Lake Shopping Center	Honolulu	HI	Hawaii Properties	—	9,660	—	—	9,660	—	9,660	—	12/5/2003	—
19	Sand Island Ground Leases	Honolulu	HI	Hawaii Properties	—	94,033	—	236	94,033	236	94,269	24	12/5/2003	—
20	Sand Island Buildings	Honolulu	HI	Hawaii Properties	—	13,845	11,307	11,307	13,845	22,614	36,459	5,087	12/5/2003;	1953;1959;1966;
													11/23/2004	1970;1972;2004
21	Waiwai Ground Leases	Honolulu	HI	Hawaii Properties	—	2,112	455	—	2,112	455	2,567	126	12/5/2003	—
22	Campbell Buildings	Kapolei	HI	Hawaii Properties	—	4,074	7,736	12,132	4,074	19,868	23,942	3,834	6/15/2005	1964;1980;1981;
														1990;1991
23	Campbell Easements	Kapolei	HI	Hawaii Properties	—	10,496	—	—	10,496	—	10,496	—	6/15/2005	—
24	Campbell Ground Leases	Kapolei	HI	Hawaii Properties	—	101,905	—	1,050	101,905	1,050	102,955	168	6/15/2005	—
25	Waipahu Ground Lease	Waipahu	HI	Hawaii Properties	—	717	—	—	717	—	717	—	12/5/2003	—
26	951 Trails Road	Eldridge	IA	Mainland Properties	—	470	7,480	376	470	7,856	8,326	1,511	4/2/2007	1994

						Initial Cost to		Costs	Gross Amount Carried at
						Company		Capitalized	Close of Period(4)					Original
							Buildings and	Subsequent to		Buildings and		Accumulated	Date	Construction
Property		Location	State	Property Type	Encumbrances(1)	Land	Equipment	Acquisition	Land	Equipment	Total(2)	Depreciation(3)	Acquired	Date
27	2300 N 33rd Ave	Newton	IA	Mainland Properties	—	500	13,236	163	500	13,399	13,899	2,146	9/29/2008	2008
28	1415 West Diehl Road	Naperville	IL	Mainland Properties	—	13,757	174,718	—	13,757	174,718	188,475	3,276	4/1/2014	2001
29	440 North Fairway Drive	Vernon Hills	IL	Mainland Properties	—	4,095	9,882	—	4,095	9,882	13,977	309	10/15/2013	1992
30	Capitol Tower	Topeka	KS	Mainland Properties	—	1,300	15,918	367	1,300	16,285	17,585	976	7/30/2012	1983
31	The Atrium at Circleport II	Erlanger	KY	Mainland Properties	—	2,020	9,545	1,467	2,020	11,012	13,032	2,907	6/30/2003	—
32	300 and 330 Billerica Road	Chelmsford	MA	Mainland Properties	—	3,419	14,049	313	3,419	14,362	17,781	1,106	1/18/2011;	1984
													9/27/2012
33	111 Powdermill Road	Maynard	MA	Mainland Properties	—	3,603	26,180	100	3,603	26,280	29,883	5,113	3/30/2007	1990
34	7001 Columbia Gateway Drive	Columbia	MD	Mainland Properties	—	3,700	24,592	—	3,700	24,592	28,292	1,230	12/21/2012	2008
35	3550 Green Court	Ann Arbor	MI	Mainland Properties	—	2,877	9,081	1,060	2,877	10,141	13,018	504	12/21/2012	1998
36	725 Darlington Avenue	Mahwah	NJ	Mainland Properties	—	8,492	9,451	40	8,492	9,491	17,983	177	4/9/2014	1999
37	8687 Carling Road	Liverpool	NY	Mainland Properties	—	375	3,265	1,924	375	5,189	5,564	1,101	1/6/2006	1997
38	1212 Pittsford - Victor Road	Pittsford	NY	Mainland Properties	—	528	3,755	465	528	4,220	4,748	1,364	11/30/2004	1965
39	500 Canal View Boulevard	Rochester	NY	Mainland Properties	—	1,462	12,482	1,201	1,462	13,683	15,145	3,594	1/6/2006	1996
40	32150 Just Imagine Drive	Avon	OH	Mainland Properties	—	2,200	23,280	—	2,200	23,280	25,480	3,250	5/29/2009	1996
41	501 Ridge Avenue	Hanover	PA	Mainland Properties	—	4,800	22,200	30	4,800	22,230	27,030	3,496	9/24/2008	1948
42	4836 Hickory Hill Road	Memphis	TN	Mainland Properties	—	1,402	10,769	—	1,402	10,769	12,171	—	12/23/2014	1984
43	16001 North Dallas Parkway	Addison	TX	Mainland Properties	—	10,107	95,124	245	10,107	95,369	105,476	4,562	1/16/2013	1987
44	Research Park	Austin	TX	Mainland Properties	—	1,441	13,007	660	1,441	13,667	15,108	5,309	6/16/1999	1999
45	4421 W. John Carp. Freeway	Irving	TX	Mainland Properties	—	542	4,879	553	542	5,432	5,974	2,320	3/19/1998	1995
46	3600 Wiseman Boulevard	San Antonio	TX	Mainland Properties	—	3,197	12,175	51	3,197	12,226	15,423	534	3/19/2013	2004
47	1800 Novell Place	Provo	UT	Mainland Properties	—	6,700	78,940	—	6,700	78,940	85,640	5,098	6/1/2012	2000
48	4885-4931 North 300 West	Provo	UT	Mainland Properties	—	3,400	25,938	—	3,400	25,938	29,338	1,189	2/28/2013	2009
49	501 South 5th Street	Richmond	VA	Mainland Properties	—	13,849	109,823	—	13,849	109,823	123,672	4,118	7/2/2013	2009
50	Orbital Sciences Campus	Sterling	VA	Mainland Properties	—	9,875	62,238	—	9,875	62,238	72,113	3,242	11/29/2012	2000;2001
51	181 Battaile Drive	Winchester	VA	Mainland Properties	—	1,487	12,854	—	1,487	12,854	14,341	2,800	4/20/2006	1987
				Totals	$18,816	$755,510	$1,072,332	$39,001	$756,160	$1,110,683	$1,866,843	$94,333

(1)Represents mortgage debt and includes the unamortized balance of the fair value adjustments totaling $817.

(2)Excludes value of real estate intangibles.

(3)Depreciation on buildings and improvements is provided for periods ranging up to 40 years and on equipment up to 12 years.

(4)The total aggregate cost for U.S. federal income tax purposes is approximately $2,019,143.

Analysis of the carrying amount of real estate properties and accumulated depreciation:

	Real Estate	Accumulated
	Properties	Depreciation
Balance at December 31, 2011	$907,336	$(36,240)
Additions	388,478	(10,493)
Disposals	(36)	36
Balance at December 31, 2012	1,295,778	(46,697)
Additions	350,684	(20,531)
Disposals	(5)	5
Balance at December 31, 2013	1,646,457	(67,223)
Additions	220,398	(27,122)
Disposals	(12)	12
Balance at December 31, 2014	$1,866,843	$(94,333)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SELECT INCOME REIT

By:	/s/ David M. Blackman David M. Blackman President and Chief Operating Officer

Dated: February 19, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ David M. Blackman	President and Chief Operating Officer (principal	February 19, 2015
David M. Blackman	executive officer)

/s/ John C. Popeo	Treasurer and Chief Financial Officer (principal	February 19, 2015
John C. Popeo	financial officer and principal accounting officer)

/s/ Adam D. Portnoy	Managing Trustee	February 19, 2015
Adam D. Portnoy

/s/ Barry M. Portnoy	Managing Trustee	February 19, 2015
Barry M. Portnoy

/s/ Donna D. Fraiche	Independent Trustee	February 19, 2015
Donna D. Fraiche

/s/ William A. Lamkin	Independent Trustee	February 19, 2015
William A. Lamkin

/s/ Jeffrey P. Somers	Independent Trustee	February 19, 2015
Jeffrey P. Somers