Form 10-Q
period 2015-03-31
Select Income REIT
filed 2015-04-29
CIK 1537667

sa

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

Number of registrant’s common shares of beneficial interest, $.01 par value per share, outstanding as of April  27, 2015:  88,420,590

SELECT INCOME REIT

FORM 10-Q

March 31, 2015

References in this Form 10-Q to “we”, “us” and “our” refer to Select Income REIT and its consolidated subsidiaries, unless otherwise noted.

PART IFinancial Information

Item 1.  Financial Statements

SELECT INCOME REIT

CONDENSED CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except per share data)

(unaudited)

	March 31,	December 31,
	2015	2014
ASSETS
Real estate properties:
Land	$1,022,195	$756,160
Buildings and improvements	2,972,543	1,110,683
	3,994,738	1,866,843
Accumulated depreciation	(109,254)	(94,333)
	3,885,484	1,772,510

Acquired real estate leases, net	514,161	120,700
Cash and cash equivalents	33,915	13,504
Restricted cash	1,496	42
Rents receivable, including straight line rents of $70,721 and $64,894, respectively, net of allowance for doubtful accounts of $1,779 and $1,664, respectively	79,441	68,385
Deferred leasing costs, net	6,119	6,196
Deferred financing costs, net	21,694	3,416
Other assets	15,617	8,478
Total assets	$4,557,927	$1,993,231

LIABILITIES, NONCONTROLLING INTEREST AND SHAREHOLDERS' EQUITY
Revolving credit facility	$141,000	$77,000
Term loan	350,000	350,000
Senior unsecured notes, net	1,434,034	-
Mortgage notes payable, net	287,326	18,816
Accounts payable and accrued expenses	46,756	18,869
Assumed real estate lease obligations, net	92,105	26,475
Rents collected in advance	15,727	9,688
Security deposits	11,335	10,348
Due to related persons	12,260	1,588
Total liabilities	2,390,543	512,784

Commitments and contingencies	-	-

Noncontrolling interest	3,388	-

Shareholders' equity:
Common shares of beneficial interest, $.01 par value: 125,000,000 shares authorized; 88,412,787 and 59,959,750 shares issued and outstanding, respectively	884	600
Additional paid in capital	2,157,796	1,441,036
Cumulative net income	254,215	250,238
Cumulative other comprehensive income (loss)	240	(23)
Cumulative common distributions	(249,139)	(211,404)
Total shareholders' equity	2,163,996	1,480,447
Total liabilities, noncontrolling interest and shareholders' equity	$4,557,927	$1,993,231

See accompanying notes

SELECT INCOME REIT

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(amounts in thousands, except per share data)

(unaudited)

	Three Months Ended March 31,
	2015	2014

REVENUES:
Rental income	$80,478	$45,063
Tenant reimbursements and other income	13,937	7,965
Total revenues	94,415	53,028

EXPENSES:
Real estate taxes	8,357	5,452
Other operating expenses	9,007	4,527
Depreciation and amortization	24,719	9,294
Acquisition related costs	20,539	238
General and administrative	6,792	5,176
Total expenses	69,414	24,687

Operating income	25,001	28,341

Interest expense (including amortization of debt premiums and discounts and deferred financing fees of $1,171 and $405, respectively)	(14,179)	(3,358)
(Loss) gain on early extinguishment of debt	(6,845)	243
Income before income tax expense and equity in earnings (loss) of an investee	3,977	25,226
Income tax expense	(31)	(71)
Equity in earnings (loss) of an investee	72	(97)
Net income	4,018	25,058
Net income allocated to noncontrolling interest	(41)	-
Net income attributed to SIR	$3,977	$25,058

Other comprehensive income:
Unrealized gain on interest rate swap	218	-
Equity in unrealized gain of an investee	45	19
Other comprehensive income	263	19
Comprehensive income	4,281	25,077
Comprehensive income allocated to noncontrolling interest	(41)	-
Comprehensive income attributed to SIR	$4,240	$25,077

Weighted average common shares outstanding - basic	79,489	49,822
Weighted average common shares outstanding - diluted	79,498	49,930

Basic and diluted net income attributed to SIR per common share	$0.05	$0.50

See accompanying notes

SELECT INCOME REIT

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

(unaudited)

	Three Months Ended March 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$4,018	$25,058
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	14,940	5,895
Net amortization of debt premiums and discounts and deferred financing fees	1,171	405
Amortization of acquired real estate leases and assumed real estate lease obligations	8,754	3,169
Amortization of deferred leasing costs	239	228
Provision for losses on rents receivable	99	171
Straight line rental income	(5,827)	(3,462)
Loss (gain) on early extinguishment of debt	6,845	(243)
Other non-cash expenses	627	2,399
Equity in (earnings) loss of an investee	(72)	97
Change in assets and liabilities:
Restricted cash	(309)	-
Rents receivable	(974)	164
Deferred leasing costs	(204)	(345)
Other assets	(4,772)	(3,152)
Accounts payable and accrued expenses	8,359	223
Rents collected in advance	(4,155)	1,428
Security deposits	(74)	(640)
Due to related persons	10,565	(99)
Cash provided by operating activities	39,230	31,296

CASH FLOWS FROM INVESTING ACTIVITIES:
Real estate acquisitions	(1,962,016)	(2,000)
Real estate improvements	(19)	(519)
Proceeds from sale of properties	509,045	-
Cash used in investing activities	(1,452,990)	(2,519)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of senior unsecured notes, net	1,433,694	-
Proceeds from borrowings	1,550,000	195,000
Payments of borrowings	(1,486,064)	(16,561)
Deferred financing fees	(25,654)	-
Distributions to common shareholders	(37,735)	(22,922)
Distributions to noncontrolling interest	(70)	-
Cash provided by financing activities	1,434,171	155,517

Increase in cash and cash equivalents	20,411	184,294
Cash and cash equivalents at beginning of period	13,504	20,025
Cash and cash equivalents at end of period	$33,915	$204,319

SUPPLEMENTAL DISCLOSURES:
Interest paid	$3,601	$2,952
Income taxes paid	$(250)	$(75)

NON-CASH INVESTING ACTIVITIES:
Real estate acquired by issuance of shares	$(716,666)	$-
Real estate acquired by assumption of mortgage notes payable	$(297,698)	$-
Real estate sold by assumption of mortgage notes payable	$29,955	$-
Working capital assumed	$(23,433)	$-

NON-CASH FINANCING ACTIVITIES:
Assumption of mortgage notes payable	$297,698	$-
Issuance of SIR common shares	$716,666	$-

See accompanying notes

SELECT INCOME REIT

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share data)

Note 1.  Basis of Presentation

The accompanying condensed consolidated financial statements of Select Income REIT and its subsidiaries, or SIR, we, us or our, are unaudited. Certain information and disclosures required by U.S. generally accepted accounting principles, or GAAP, for complete financial statements have been condensed or omitted. We believe the disclosures made are adequate to make the information presented not misleading. However, the accompanying condensed consolidated financial statements should be read in conjunction with the financial statements and notes contained in our Annual Report on Form 10-K for the year ended December 31, 2014, or our Annual Report. In the opinion of our management, all adjustments, which include only normal recurring adjustments considered necessary for a fair presentation, have been included. All intercompany transactions and balances with or among our consolidated subsidiaries have been eliminated. Our operating results for interim periods are not necessarily indicative of the results that may be expected for the full year.

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

Note 2.  Recent Accounting Pronouncements

In April 2014, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, No. 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.  This update amends the criteria for reporting discontinued operations to, among other things, raise the threshold for disposals to qualify as discontinued operations. This update will reduce the number of any future property dispositions we make to be presented as discontinued operations in our condensed consolidated financial statements. We adopted this update on January 1, 2015.

In February 2015, the FASB issued ASU No. 2015-02, Consolidation.  This update changes among other things, how an entity determines the primary beneficiary of a variable interest entity.  This update is effective for interim and annual periods beginning after December 15, 2015, with early adoption permitted.  The implementation of this update is not expected to cause any significant changes to our condensed consolidated financial statements.

In April 2015, the FASB issued ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs, which requires debt issuance costs to be presented in the balance sheet as a direct deduction from the associated debt liability. This update is effective for interim and annual reporting periods beginning after December 15, 2015 and requires retrospective application. The implementation of this update is not expected to cause any material changes to our condensed consolidated financial statements other than the reclassification of debt issuance costs from assets to liabilities on our condensed consolidated balance sheets. As of March 31, 2015 and December 31, 2014, $21,694 and $3,416, respectively, would be reclassified from assets to liabilities on our condensed consolidated balance sheets.

Note 3.  Real Estate Properties

As of March 31, 2015, we owned 115 properties (354 buildings, leasable land parcels and easements) with approximately 43,815,000 rentable square feet.

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

At the effective time of the CCIT Merger, we acquired CCIT’s full property portfolio which included 64 office and industrial net leased properties, or the 64 CCIT Properties, as well as 23 healthcare properties which we sold concurrently to Senior Housing Properties Trust, or SNH. The total consideration for our acquisition of CCIT’s full portfolio was $2,998,128, including the assumption of $297,698 of mortgage debt principal (of which $29,955 was assumed by SNH in the sale of the healthcare properties) and excluding acquisition related costs. Pursuant to the terms of the Merger Agreement, we paid $1,245,321 in cash and issued 28,439,111 of our common shares to former holders of CCIT common stock at a value of $25.20 per share, or $716,666. The following tables summarize the total consideration, the preliminary estimated fair values of the assets acquired and liabilities assumed in the CCIT Merger, based on our current best estimates, and the net purchase price after the completion of the sale of 23 healthcare properties to SNH:

Total Purchase Price (excluding acquisition costs):
Aggregate share consideration	$716,666
Assumed working capital	6,310
Assumed mortgage principal	297,698
Noncash portion of purchase price	1,020,674
Cash consideration paid to former holders of CCIT common stock	1,245,321
CCIT shareholders distribution and debt repaid at closing	732,133
Cash portion of purchase price	1,977,454
Gross purchase price	$2,998,128

Preliminary Purchase Price Allocation:
Land	$324,329
Buildings and improvements	2,262,231
Acquired real estate leases	489,463
Cash	17,127
Restricted cash	1,145
Rents receivable	4,354
Other assets	565
Total assets	3,099,214

Mortgage notes payable (1)	(299,710)
Fair value of derivative instrument (2)	(1,779)
Accounts payable and accrued expenses	(18,246)
Assumed real estate lease obligations	(70,682)
Rents collected in advance	(10,194)
Security deposits	(1,061)
Amount allocated to noncontrolling interest	(3,422)
Net assets acquired	2,694,120

Assumed working capital	6,310
Assumed principal balance of debt	297,698
Gross purchase price	$2,998,128

Reconciliation to Net Purchase Price (excluding acquisition costs):
Gross purchase price	$2,998,128
Proceeds from properties sold to SNH	(509,045)
Mortgage principal assumed by SNH (3)	(29,955)
Net purchase price	$2,459,128

(1)	Includes the fair value adjustment totaling $2,012 on $297,698 of mortgage principal assumed in connection with the CCIT Merger.
(2)	Represents the fair value of an interest rate swap agreement relating to $41,000 of mortgage notes payable assumed in connection with the CCIT Merger.
(3)	Excludes the fair value adjustment totaling $1,073.

In accordance with GAAP, we accounted for the CCIT Merger as a business combination with SIR treated as the acquirer of CCIT for accounting purposes. Under business combination accounting rules, the assets acquired and liabilities assumed were recorded as of the acquisition date, at their respective estimated fair value, and added to those of SIR. We allocated the purchase price of this acquisition based on the estimated fair values of the acquired assets and liabilities assumed in a manner consistent with our purchase price allocation policy described in our Annual Report. We engaged an independent real estate consulting firm to provide the purchase price allocations and to provide market information and evaluations which are relevant to purchase price allocations and determinations of useful lives. As of March 31, 2015, the allocation of purchase price was based on preliminary estimates and may change upon the completion of (i) third party appraisals and (ii) our analysis of acquired in place leases and building valuations. As of March 31, 2015, the weighted average amortization periods for capitalized above market lease values, lease origination value and capitalized below market lease values were 10.2 years, 11.4 years and 12.3 years, respectively.

In April 2015, we acquired a single tenant, net leased office property located in Phoenix, AZ with approximately 106,000 rentable square feet. The purchase price of this property was $16,850, excluding acquisition costs, and was accounted for as a business combination. As of the date of this filing, the purchase price allocation for this property is pending.

Certain of our real estate assets contain hazardous substances, including asbestos. We believe the asbestos at our properties is contained in accordance with current environmental regulations and we have no current plans to remove it. If these properties were demolished today, certain environmental regulations specify the manner in which the asbestos must be removed and we could incur substantial costs complying with such regulations. Due to the uncertainty of the timing and amount of costs we may incur, we cannot reasonably estimate the fair value and we have not recognized a liability in our financial statements for these costs. Certain of our industrial lands in Hawaii may require environmental remediation, especially if the use of those lands is changed; however, we do not have any present plans to change the use of those land parcels or to undertake this environmental cleanup. In general, we do not have any insurance designated to limit any losses that we may incur as a result of known or unknown environmental conditions which are not caused by an insured event, such as, for example, fire or flood, although some of our tenants may maintain such insurance. However, as of March 31, 2015 and December 31, 2014, accrued environmental remediation costs totaling $8,179 and $8,150, respectively, were included in accounts payable and accrued expenses in our condensed consolidated balance sheets. These accrued environmental remediation costs relate to maintenance of our properties for current uses and, because of the indeterminable timing of the remediation, these amounts have not been discounted to present value. We do not believe that there are environmental conditions at any of our properties that will have a material adverse effect on us. However, no assurances can be given that such conditions are not present in our properties or that other costs we incur to remediate contamination will not have a material adverse effect on our business or financial condition. Charges for environmental remediation costs are included in other operating expenses in our condensed consolidated statements of income and comprehensive income.

Pro Forma Information

The following table presents our pro forma results of operations for the three months ended March 31, 2015 and 2014 as if the CCIT Merger and the related financing activities described above and in Note 6, had occurred on January 1, 2014. This pro forma data also includes one property we acquired in April 2015 for a purchase price of $16,850, excluding closing costs, three properties ( three buildings) we acquired during 2014 for an aggregate purchase price of $222,230, excluding closing costs, and 10,000,000 of our common shares sold during 2014 in a public offering at a price of $29.00 per share. This pro forma data is not necessarily indicative of what our actual results of operations would have been for the periods presented, nor does it represent the results of operations for any future period. Differences could result from numerous factors, including future changes in our portfolio of investments, changes in interest rates, changes in our capital structure, changes in net property level operating expenses, changes in property level revenues, including rents expected to be received on our existing leases or leases we may enter into during and after 2015, and for other reasons.

	Three Months Ended
	March 31,
	2015	2014
Total revenues	$110,147	$106,584
Net income attributed to SIR	$23,550	$27,612
Net income attributed to SIR per share	$0.27	$0.31

During the three months ended March 31, 2015, we recognized revenues of $40,722 and operating income of $33,503, arising from our 2014 and 2015 acquisitions.

Note 4.  Segment Information and Tenant Concentration

We operate in one business segment: ownership of properties that include buildings and leased industrial lands that are primarily net leased to single tenants, with no one tenant accounting for more than 10% of our total revenues. A “net leased property” or a property being “net leased” means that the building or land lease requires the tenant to pay rent and pay, or reimburse us, for all, or substantially all, property level operating expenses and capital expenditures, such as real estate taxes, insurance, utilities, maintenance and repairs, other than, in certain circumstances, roof and structural element related expenditures; in some instances, tenants instead reimburse us for all expenses in excess of certain amounts included in the stated rent. We define a single tenant leased building or leased land as a building or land parcel with at least 90% of its rentable square footage leased to one tenant. Our buildings and lands are primarily leased to single tenants; however, we also own some multi tenant buildings on the island of Oahu, HI. For the three months ended March 31, 2015 and 2014, approximately 24.5% and 41.7%, respectively, of total revenues was from 11 properties ( 229 buildings, leasable land parcels and easements) with a combined approximately 17,778,000 rentable square feet that we own in Oahu, HI.

Note 5. Derivatives and Hedging Activities

Risk Management Objective of Using Derivatives

We are exposed to certain risks relating to our ongoing business operations, including the effect of changes in interest rates. The only risk currently managed by us using derivative instruments is a part of our interest rate risk. We have an interest rate swap agreement to manage our interest rate risk exposure on $41,000 of mortgage notes payable due 2020, with interest payable at a rate equal to a spread over LIBOR. The use of derivative financial instruments carries certain risks, including the risk that the counterparties to these contractual arrangements are not able to perform under the agreements. To mitigate this risk, we only enter into derivative financial instruments with counterparties with high credit ratings and with major financial institutions with which we and our affiliates may also have other financial relationships. We do not anticipate that any of the counterparties will fail to meet their obligations.

Cash Flow Hedges of Interest Rate Risk

As required by ASC 815, we record all derivatives on the balance sheet at fair value. The following table summarizes the terms of  our only outstanding interest rate swap agreement designated as a  cash flow hedge that was assumed in connection with the CCIT Merger:

						Fair Value
						of Liability
						as of
	Balance Sheet Location	Notional as of March 31, 2015	Interest Rate (1)	Effective Date	Maturity Date	March 31, 2015
Interest Rate Swap	Accounts Payable and Accrued Liabilities	$ 41,000	4.16%	1/29/2015	8/3/2020	$ 1,561

(1)	The interest rate consists of the underlying index swapped to a fixed rate and the applicable interest rate spread.

The interest rate swap agreement manages our interest rate risk exposure on $41,000 of mortgage debt due in 2020, which requires interest at a premium over LIBOR.  The interest rate swap agreement qualifies as a cash flow hedge and effectively modifies our exposure to interest rate risk by converting our floating interest rate debt to a fixed interest rate basis for this loan through August 3, 2020, thus reducing the impact of interest rate changes on future interest expense.  This agreement involves the receipt of floating interest rate amounts in exchange for fixed rate interest payments over the life of the agreement without an exchange of the underlying principal amount.  The fair value of our derivative instrument liability moved favorably by $218 from the closing of the CCIT Merger to March 31, 2015, based primarily on changes in market interest rates. We may enter into additional interest rate swaps or hedge agreements to manage some of our additional interest rate risk associated with our other floating rate borrowings.  The table below presents the effects of our interest rate derivative on our condensed consolidated statements of income and comprehensive income for the three months ended March 31, 2015:

Three Months
Ended
March 31, 2015

Balance at January 29, 2015	$-
Amount of income recognized in cumulative
other comprehensive income (effective portion)	356
Amount of income reclassified from cumulative
other comprehensive income into
interest expense (effective portion)	(138)
Unrealized gain on derivative instrument	218
Balance at March 31, 2015	$218

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in cumulative other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. There were no portions of the change in fair value of the interest rate swap agreement that were considered ineffective during the three months ended March 31, 2015. Additional disclosures related to the fair value of this derivative instrument are included in Note 7. The notional amount under the interest rate swap agreement is an indication of the extent of our involvement in the instrument, but does not represent exposure to credit, interest rate or market risks. During the next twelve months, we estimate that an additional $103 will be reclassified from other comprehensive income as an increase to interest expense.

Credit-risk-related Contingent Features

Under an agreement with our derivative counterparty, if we either default or are capable of being declared in default on any of our indebtedness, then we could also be declared in default on our derivative obligation.

As of March 31, 2015, the fair value of our interest rate swap was $1,561, including accrued interest but excluding any adjustment for nonperformance risk related to this agreement. As of March 31, 2015, we had not posted any collateral related to this agreement and we were not in breach of any agreement provisions. If we had breached any of the provisions, we could have been required to settle our obligation under the agreement at the termination value.

Note 6.  Indebtedness

At March 31, 2015 and December 31, 2014, our outstanding indebtedness consisted of the following:

	March 31,	December 31,
	2015	2014
Revolving credit facility, due in 2019	$141,000	$77,000
Term loan, due in 2020	350,000	350,000
Senior unsecured notes, 2.85%, due in 2018	350,000	-
Senior unsecured notes, 3.60%, due in 2020	400,000	-
Senior unsecured notes, 4.15%, due in 2022	300,000	-
Senior unsecured notes, 4.50%, due in 2025	400,000	-
Mortgage note payable, LIBOR plus 160 bps, due in 2016 (1)	40,233	-
Mortgage note payable, 5.950%, due in 2017 (1)	17,935	17,999
Mortgage note payable, 4.50%, due in 2019 (1) (2)	2,000	-
Mortgage note payable, 4.50%, due in 2019 (1) (2)	2,400	-
Mortgage note payable, 3.87%, due in 2020 (1) (2)	12,360	-
Mortgage note payable, 4.16%, due in 2020 (1) (3)	41,000	-
Mortgage note payable, 3.99%, due in 2020 (1) (2)	48,750	-
Mortgage note payable, 3.55%, due in 2023 (1) (2)	71,000	-
Mortgage note payable, 3.70%, due in 2023 (1) (2)	50,000	-
	2,226,678	444,999
Plus: net premiums and (discounts)	(14,318)	817
	$2,212,360	$445,816

(1)

We assumed all of our mortgage notes in connection with our acquisition of certain properties. The stated interest rates for these mortgage debts are the contractually stated rates; we recorded the assumed mortgages at estimated fair value on the date of acquisition and we amortize the fair value premiums to interest expense over the respective terms of the mortgages to reduce interest expense to the estimated market interest rates as of the date of acquisition.

(2)

In connection with the CCIT Merger, we assumed fixed rate mortgage notes with an aggregate principal balance of $186,510. We recorded these mortgage notes at their estimated fair value aggregating $187,449 on the date of acquisition.

(3)

This mortgage note was assumed in connection with the CCIT Merger. Interest on this mortgage note is payable at a rate equal to a premium over LIBOR but has been fixed by a cash flow hedge which sets the rate at approximately 4.16% until August 3, 2020.

On January 9, 2015, we replaced our then existing $750,000 unsecured revolving credit facility and $350,000 unsecured term loan with a new credit agreement providing $1,100,000 in aggregate borrowing availability, or the credit agreement. The credit agreement replaced our prior revolving credit facility maturing on March 11, 2016 with a new $750,000 unsecured revolving credit facility that has a maturity date of March 29, 2019, interest payable on borrowings of LIBOR plus 105 basis points and a facility fee of 20 basis points per annum, based on the total amount of lending commitments. Both the interest rate premium and the facility fee for the new revolving credit facility are subject to adjustment based on changes to our credit ratings. Upon the payment of an extension fee and meeting certain other conditions, we have the option to extend the maturity date of the new revolving credit facility to March 29, 2020. As of March 31, 2015, the interest rate payable on borrowings under our new revolving credit facility was 1.22%. The weighted average interest rate for borrowings under our new and prior revolving credit facility for the three months ended March 31, 2015 and 2014 was 1.28% and 1.46%, respectively. We can borrow, repay and reborrow funds available under our revolving credit facility until maturity, and no principal repayment is due until maturity.  As of March 31, 2015 and April 27, 2015, we had $141,000 and $129,000, respectively, outstanding under our revolving credit facility.

The credit agreement also replaced our prior term loan maturing on July 11, 2017 with a new $350,000 unsecured term loan that has a maturity date of March 31, 2020 and interest payable on the amount outstanding of LIBOR plus 115 basis points. The interest rate premium for the new term loan is subject to adjustment based on changes to our credit ratings. As of March 31, 2015, the interest rate payable for the amount outstanding under our new term loan was 1.32%.  The weighted average interest rate for the amount outstanding under our new and prior term loan was 1.35% and 1.69% for the three months ended March 31, 2015 and 2014, respectively.

In addition, the credit agreement governing our revolving credit facility and term loan includes a feature under which the maximum borrowing availability under the facilities may be increased to up to $2,200,000 on a combined basis under certain circumstances.

The credit agreement contains a number of covenants that restrict our ability to incur debt in excess of calculated amounts, restrict our ability to make distributions under certain circumstances and generally require us to maintain certain financial ratios. The credit agreement provides for acceleration of payment of all amounts due thereunder upon the occurrence and continuation of certain events of default, such as a change of control of us, which includes Reit Management & Research LLC, or RMR, ceasing to act as our business manager and property manager. We believe we were in compliance with the terms of our revolving credit facility and term loan covenants at March 31, 2015.

In connection with the closing of the CCIT Merger, we entered into a bridge loan agreement with a group of institutional lenders pursuant to which we obtained a 364-day $1,000,000 unsecured bridge loan, which had a maturity date of January 28, 2016, bore interest at LIBOR plus 140 basis points (subject to adjustment based on changes to SIR’s credit ratings), and was prepayable in whole or in part at any time.  On February 3, 2015, we repaid in full the $1,000,000 senior unsecured bridge loan and reduced amounts then outstanding on our revolving credit facility with net proceeds from an underwritten public offering of $1,450,000 aggregate principal amount of senior unsecured notes, which included: $350,000 aggregate principal amount of 2.85% unsecured senior notes due 2018; $400,000 aggregate principal amount of 3.60% unsecured senior notes due 2020; $300,000 aggregate principal amount of 4.15% unsecured senior notes due 2022; and $400,000 aggregate principal amount of 4.50% unsecured senior notes due 2025. We also assumed eight mortgage notes associated with properties that we acquired in the CCIT Merger, including $267,743 in aggregate principal amount, net of mortgage notes related to properties sold to SNH.

During the three months ended March 31, 2015, we recognized a loss on early extinguishment of debt aggregating $6,845 from the write off of unamortized deferred financing fees related to the repayment and termination of the bridge loan that was used in connection with the CCIT Merger, our prior revolving credit facility and our prior term loan.

At March 31, 2015, nine of our properties (12 buildings) with an aggregate net book value of $468,366 secured mortgage notes we assumed in connection with our acquisition of those properties. The aggregate principal amount outstanding under these mortgage notes as of March 31, 2015, was $285,678. These mortgage notes are non-recourse, subject to certain limited exceptions, and do not contain any material financial covenants.

Note 7. Fair Value of Financial Instruments

The table below presents certain of our liabilities measured at fair value during 2015, categorized by the level of inputs used in the valuation of the liability:

Fair Value at Reporting Date Using
		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
		Identical Assets	Observable Inputs	Inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)
Recurring Fair Value Measurements:
Interest rate swap (1)	$(1,561)	$-	$(1,561)	$-

(1)

As discussed in Note 5, we assumed an interest rate swap agreement on a $41,000 mortgage note assumed in connection with the CCIT Merger. This interest rate swap agreement is carried at fair value and is valued using Level 2 inputs. The fair value of this instrument is determined using interest rate pricing models. Considerable judgement is necessary to develop estimated fair values of financial assets and liabilities. Accordingly, the estimate presented in the table above is not necessarily indicative of the amount for which we could be liable upon extinguishment of the liability.

In addition to the liability described in the table above, our financial instruments include cash and cash equivalents, restricted cash, rents receivable, a revolving credit facility, a term loan, unsecured senior notes, mortgage notes payable, accounts payable, rents collected in advance, security deposits and amounts due to related persons. At

March 31, 2015 and December 31, 2014, the fair value of our financial instruments approximated their carrying values in our condensed consolidated financial statements, except as follows:

	At March 31, 2015		At December 31, 2014
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
Senior unsecured notes	$1,434,034	$1,466,424	$-	$-
Mortgage notes payable	$247,093	$251,434	$18,816	$19,401

We estimate the fair values of our senior unsecured notes using quoted prices of the notes as of the measurement date (level 1 inputs as defined in the fair value hierarchy under GAAP). We estimate the fair values of our mortgage notes payable using discounted cash flow analyses and currently prevailing market rates as of the measurement date (level 3 inputs as defined in the fair value hierarchy under GAAP). Because level 3 inputs are unobservable, our estimated fair value may differ materially from the actual fair value.

Note 8. Noncontrolling Interest

One of the properites acquired in connection with the CCIT Merger is owned pursuant to a joint venture arrangement. The joint venture was formed by CCIT on December 19, 2013 to own and manage an office building with approximately 344,000 square feet in Duluth, GA. Pursuant to the joint venture agreement, the joint venture partner has the right to exercise an option after two years whereby we will be required to purchase the remaining 11.0% ownership interest of the joint venture partner at a fair market value. Upon the closing of the CCIT Merger, we determined that we have a controlling interest in this joint venture and therefore meet the GAAP requirements for consolidation under the voting model. We recorded the noncontrolling interest in this joint venture at its acquisition date fair value of $3,422 and have classified it as temporary equity due to the redemption option existing outside of our control. The portion of the joint venture’s net income and comprehensive income not allocated to us, or $41 for the three months ended March 31, 2015, is reported as noncontrolling interest in our condensed consolidated statements of income and comprehensive income. As of March 31, 2015, this joint venture held real estate assets with an aggregate net book value of $58,494 and variable rate mortgage debt of $40,233.

We expect to continually evaluate the need to consolidate this joint venture arrangement based on standards set forth under GAAP. In determining whether we have a controlling interest in this joint venture arrangement and the requirement to consolidate the accounts of that entity, we consider factors such as percentage ownership interest, power to make decisions and contractual and substantive participating rights of the partners/members as well as whether the entity is a variable interest entity for which we may be the primary beneficiary.

Note 9.  Shareholders’ Equity

Share Issuances:

In connection with the CCIT Merger, we issued 28,439,111 of our common shares to former holders of CCIT common stock.

During the three months ended March 31, 2015 and the period from April 1, 2015 to April 27, 2015, we issued 14,336 and 7,803, respectively, of our common shares to RMR as part of the business management fees payable by us under our business management agreement.  See Note 11 for further information regarding this agreement.

Distributions:

On February 24, 2015, we paid a distribution of $0.48 per common share, or $28,782, to shareholders of record on January 23, 2015. On February 27, 2015, we paid a prorated distribution of $0.1493 per common share, or $8,953, to shareholders of record on January 28, 2015, the last business day immediately prior to the effective date of the CCIT Merger. This prorated distribution was calculated based upon our historical quarterly dividend rate ($0.48 per share per quarter) for the period from January 1, 2015 to January 28, 2015, its payment was conditioned upon the closing of the CCIT Merger and it was intended to permit us to align the two companies’ distributions for the first quarter of 2015. On April 13, 2015, we declared a prorated distribution of $0.3444 per common share, or approximately $30,500, for the period from and including January 29, 2015 (the effective date of the CCIT Merger) through March 31, 2015, to shareholders of record on April 24, 2015.  This prorated distribution is based on a quarterly distribution rate of $0.50 per share. We expect to pay this prorated distribution on or about May 21, 2015 using existing cash balances and borrowings under our revolving credit facility.

Note 10.  Per Common Share Amounts

We calculate basic earnings per common share by dividing allocable net income by the weighted average number of common shares outstanding during the period. We calculate diluted earnings per common share by using the more dilutive of the two class method or the treasury stock method. Unvested share awards and other potentially dilutive common shares, including contingently issuable common shares under our business management agreement with RMR, if any, and the related impact on earnings, are considered when calculating diluted earnings per share. The following table provides a reconciliation of the weighted average number of common shares used in the calculation of basic and diluted earnings per share (in thousands):

	Three Months Ended March 31,
	2015	2014
Weighted average common shares for basic earnings per share	79,489	49,822
Effect of dilutive securities: unvested share awards	9	108
Weighted average common shares for diluted earnings per share	79,498	49,930

We had no anti-dilutive common share equivalents outstanding for the three months ended March 31, 2015 and 2014.

Note 11.  Related Person Transactions

We have relationships and historical and continuing transactions with RMR and others affiliated with RMR.  We also have relationships and historical and continuing transactions with other companies to which RMR provides management services and which have trustees, directors and officers who are also trustees, directors or officers of us or RMR.  For further information about these and other such relationships and certain other related person transactions, please refer to our Annual Report.

RMR:  Pursuant to our business management agreement with RMR, we recognized business management fees of $4,646 and $4,371 for the three months ended March 31, 2015 and 2014, respectively.  As of March 31, 2015, no incentive fees are estimated to be payable to RMR for 2015. Although no incentive fee was ultimately payable to RMR under our business management agreement for 2014, the fees for the three months ended March 31, 2014, included then estimated 2014 incentive fees that would have been payable in common shares in 2015 based on our common share total return for the three months ended March 31, 2014.  The business management fees we recognized for the 2014 and 2015 periods are included in general and administrative expenses in our condensed consolidated statements of income and comprehensive income.  In accordance with the terms of our business management agreement, we issued 18,656 and 8,227 of our common shares to RMR for the three months ended March 31, 2015 and 2014, respectively, as payment for a portion of the base business management fee we recognized for that period.

Pursuant to our property management agreement with RMR, the aggregate property management and construction supervision fees we recognized were $2,625 and $1,490 for the three months ended March 31, 2015 and 2014, respectively.  These amounts are included in operating expenses or have been capitalized, as appropriate, in our condensed consolidated financial statements.

GOV:  On February 28, 2015, Government Properties Income Trust, or GOV, entered into a share purchase agreement, or the GOV Purchase Agreement, with Lakewood Capital Partners, LP, or Lakewood, the other persons who are members of a group with Lakewood, or, together with Lakewood, the Lakewood Parties, and, for the purpose of specified sections, us, pursuant to which, on March 4, 2015, GOV acquired from Lakewood 3,418,421 of our common shares, representing approximately 3.9% of our outstanding common shares, for an aggregate cash purchase price of approximately $95,200.  As a result of this purchase, GOV’s ownership increased from approximately 24.3% to approximately 28.2% of our outstanding common shares.  The GOV Purchase Agreement contains (i) standstill provisions, pursuant to which the Lakewood Parties agreed not to take certain actions with respect to our securities, or those of GOV, for a 50-year period and (ii) voting provisions, pursuant to which the Lakewood Parties agreed to cause our securities, or those of GOV, that they or any of their affiliates own as of a record date for a meeting of our or GOV’s shareholders to be present and voted at such meeting in favor of all actions recommended by the board of trustees of such company.

On February 28, 2015, our Managing Trustees, Messrs. Barry Portnoy and Adam Portnoy, entered into separate share purchase agreements with the Lakewood Parties, with provisions similar to the GOV Purchase Agreement, pursuant to which, on March 4, 2015, Messrs. Barry Portnoy and Adam Portnoy acquired 107,606 and 87,606 of our common shares, respectively, from Lakewood and, on March 5, 2015, Messrs. Barry Portnoy and Adam Portnoy acquired 2,429 and 2,429 of our common shares, respectively, from Mr. William H. Lenehan, one of the Lakewood Parties.  Concurrently with entering into the agreements among GOV, Messrs. Barry Portnoy and Adam Portnoy and the Lakewood Parties, Lakewood withdrew its nomination of Mr. Lenehan for election to our Board of Trustees at our 2015 Annual Meeting of Shareholders.

SNH:  Pursuant to a purchase and sale agreement and joint escrow instructions previously entered into between SNH and SIR Merger Sub, on January 29, 2015, we sold to SNH concurrently with the closing of the CCIT Merger, the subsidiaries of CCIT owning 23 healthcare properties for approximately $539,000, including the assumption of approximately $30,000 of mortgage debt and excluding working capital.  As of March 31, 2015, $8,993 of amounts due to related persons included in our condensed consolidated balance sheet represented amounts owed to SNH related to working capital activity for the 23 healthcare properties as of the sale date; this amount was paid to SNH in April 2015.

AIC: As of March 31, 2015, our investment in Affiliates Insurance Company, or AIC, an Indiana insurance company, had a carrying value of $6,945, which amount is included in other assets on our condensed consolidated balance sheet.  We recognized income (loss) of $72 and $(97), respectively, and other comprehensive income of $45 and $19, respectively, related to our investment in AIC for the three months ended March 31, 2015 and 2014, respectively.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our consolidated financial statements and notes thereto included in this Quarterly Report on Form 10-Q and with our Annual Report.

OVERVIEW

We are a real estate investment trust, or REIT, organized under Maryland law.  As of March 31, 2015, we owned 115 properties (354 buildings, leasable land parcels and easements), located in 35 states, that contain approximately 43.8 million rentable square feet and were approximately 97.7% leased (based on rentable square feet). For the three months ended March 31, 2015, approximately 24.5% of our total revenue was from 11 properties (229 buildings, leasable land parcels and easements) with 17.8 million rentable square feet that we own on the island of Oahu, HI, or our Hawaii Properties.  The remainder of our total revenue for the three months ended March 31, 2015 was from 104 properties (125 buildings) located throughout the mainland United States, or our Mainland Properties. As of March 31, 2015, our properties were leased to 315 different tenants, with a weighted average remaining lease term (based on annualized rental revenue) of approximately 10.6 years.

We completed the CCIT Merger and the sale of 23 healthcare properties to SNH on January 29, 2015.  The CCIT Merger significantly increased our property portfolio and significantly increased the proportion of our total revenue that we earn from our Mainland Properties.

Property Operations

As of March 31, 2015, 97.7% of our rentable square feet were leased, compared to 95.7% of our rentable square feet as of March 31, 2014.  Occupancy data for our properties as of March 31, 2015 and 2014 is as follows (square feet in thousands):

	All Properties		Comparable Properties (1)
	As of March 31,		As of March 31,
	2015	2014	2015	2014
Total properties	115	48	48	48
Total rentable square feet (2)	43,815	26,053	26,038	26,053
Percent leased (3)	97.7%	95.7%	96.2%	95.7%

(1)	Consists of 48 properties (278 buildings, leasable land parcels and easements) that we owned continuously since January 1, 2014.

(2)	Subject to modest adjustments when space is re-measured or re-configured for new tenants and when land leases are converted to building leases.

(3)

Percent leased includes (i) space being fitted out for occupancy pursuant to existing leases as of March 31, 2015, if any, and (ii) space which is leased but is not occupied or is being offered for sublease by tenants, if any.

While the occupancy increase at our comparable properties from March 31, 2014 to March 31, 2015 positively impacted our March 31, 2015 comparable financial results, our comparable financial results have been primarily impacted by rent increases during the period at some of our comparable leased land properties located in Hawaii, as further described below.

The average annualized effective rental rate per square foot, as defined below, for our properties for the three months ended March 31, 2015 and 2014 are as follows:

	Three Months Ended
	March 31,
	2015	2014
Average annualized effective rental rate per square foot leased: (1)
All Properties	$9.99	$8.53
Comparable Properties (2)	$8.58	$8.53

(1)

Average annualized effective rental rate per square foot leased represents annualized total revenue during the period specified divided by the average rentable square feet leased during the period specified.

(2)	Consists of 48 properties (278 buildings, leasable land parcels and easements) that we owned continuously since January 1, 2014.

During the three months ended March 31, 2015, we entered lease renewals and new leases for approximately 158,000 square feet at weighted average rental rates (by square feet) that were approximately 20.2% higher than prior rates for the same space. The weighted average lease term for new and renewal leases entered into during the three months ended March 31, 2015 was 8.4 years. Commitments for tenant improvements, leasing costs and concessions for leases entered into during the three months ended March 31, 2015 totaled $270,000, or $0.20 per square foot per year of the weighted average lease term. All leasing activity during the three months ended March 31, 2015 occurred at our Hawaii Properties.

During the three months ended March 31, 2015, we also executed two rent resets at our Hawaii Properties for approximately 2,536,000 square feet of land, at weighted average reset rents that were approximately 25.3% higher than prior rents.

While U.S. leasing activity slowed slightly in the first quarter of 2015, according to Jones Lang LaSalle (JLL), other elements of the market increased including tour velocity, rent growth, and expansionary leasing activity.  Because of these increases, JLL predicts that absorption will follow suit.  National office vacancy remained at 15.6% at the end of the first quarter 2015, flat from year-end 2014.  We do not expect our occupancy rate or rental income to materially change through the end of 2015 because our current occupancy at 97.7% leaves very limited vacant space for new leasing and our weighted average remaining lease term (based on annualized rental revenue, as defined in footnote (2) of the table below) was approximately 10.6 years as of March 31, 2015. In addition, only 1.2% of our total leased square feet is subject to leases scheduled to expire through December 31, 2015 and none of our leases at our Hawaii Properties are scheduled to have their rent reset during 2015.

Revenues from our Hawaii Properties, which represented approximately 24.5% of our total rental revenue for the three months ended March 31, 2015, have generally increased under our ownership as leases for those properties have reset or renewed to the then current fair market value and we expect such increases to continue. However, we expect that the percentage of our total revenues derived from our Hawaii Properties that we continue to own will be significantly lower for future periods compared with past periods because of the CCIT Merger.

As shown in the table below, approximately 1.2% of our total rented square feet and approximately 1.3% of our total annualized rental revenue (as defined in footnote (2) of the table below), as of March 31, 2015, are included in leases scheduled to expire by December 31, 2015. Lease renewal rents, rent resets and rental rates for which available space may be leased in the future will depend on prevailing market conditions at the times these renewals, new leases and rent reset rates are negotiated. Some of our leases scheduled to expire through 2015 relate to our Hawaii Properties, and, as stated above, revenues from these properties have generally increased during our ownership as the leases for those properties have been reset or renewed. As of March 31, 2015, our lease expirations by year are as follows (square feet and dollars in thousands):

							Cumulative
				Cumulative		Percent of	Percent of
			Percent of	Percent of		Total	Total
			Total	Total	Annualized	Annualized	Annualized
		Rented	Rented	Rented	Rental	Rental	Rental
	Number of	Square Feet	Square Feet	Square Feet	Revenue	Revenue	Revenue
Year	Leases	Expiring (1)	Expiring (1)	Expiring (1)	Expiring (2)	Expiring (2)	Expiring (2)
4/1/2015 - 12/31/2015	28	535	1.2%	1.2%	$5,674	1.3%	1.3%
2016	26	1,126	2.6%	3.8%	9,218	2.2%	3.5%
2017	16	554	1.3%	5.1%	7,167	1.7%	5.2%
2018	17	1,431	3.3%	8.4%	14,436	3.4%	8.6%
2019	19	1,942	4.6%	13.0%	8,709	2.1%	10.7%
2020	12	843	2.0%	15.0%	7,107	1.7%	12.4%
2021	6	697	1.6%	16.6%	7,326	1.7%	14.1%
2022	71	3,912	9.1%	25.7%	46,385	11.0%	25.1%
2023	23	3,566	8.3%	34.0%	41,623	9.8%	34.9%
2024	23	7,001	16.4%	50.4%	69,631	16.4%	51.3%
Thereafter	105	21,210	49.6%	100.0%	206,075	48.7%	100.0%
	346	42,817	100.0%		$423,351	100.0%

Weighted average remaining lease term (in years):		11.2			10.6

(1)

Rented square feet is pursuant to existing leases as of March 31, 2015, and includes (i) space being fitted out for occupancy pursuant to existing leases, if any, and (ii) space which is leased but is not occupied or is being offered for sublease by tenants, if any.

(2)

Annualized rental revenue is calculated as the annualized contractual rents, as of March 31, 2015, from tenants pursuant to existing leases, including straight line rent adjustments and excluding lease value amortization, and further adjusted for tenant concessions, including free rent and amounts reimbursed to tenants, plus estimated recurring expense reimbursements from tenants pursuant to existing leases.

A majority of our Hawaii Properties are lands leased for rents that are periodically reset based on fair market values, generally every five to ten years.  The following chart shows the annualized rental revenue as of March 31, 2015 scheduled to reset at our Hawaii lands.

Scheduled Rent Resets At Hawaii Lands

(dollars in thousands)

	Annualized
	Rental Revenue(1)
	as of March 31, 2015
	Scheduled to Reset
Resets open from prior periods	$900	(2)
4/1/2015 - 12/31/2015	—
2016	—
2017	2,843
2018	28,221
Total	$31,964

(1)

Annualized rental revenue is calculated as the annualized contractual rents, as of March 31, 2015, from tenants pursuant to existing leases, including straight line rent adjustments and excluding lease value amortization, and further adjusted for tenant concessions, including free rent and amounts reimbursed to tenants, plus estimated recurring expense reimbursements from tenants pursuant to existing leases.

(2)

Amount includes rents currently being paid, excluding rent resets not yet established and excluding rents from tenants who are currently in default.  Rental income in our condensed consolidated statement of income includes an accrual for estimated rental rate adjustments unless the rental income is reserved because of a tenant default or otherwise.

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

We may also seek to redevelop certain of our Hawaii lands. Since the leases for our Hawaii lands were first entered, sometimes as long as 40 to 50 years ago, the character of the neighborhoods in the vicinity of certain of our properties has changed. Certain of our properties used for industrial purposes may become suitable for redevelopment into alternative uses that may generate higher rents. Since our initial Hawaii properties were acquired in 2003 and 2005 to the time these properties were contributed to us in February 2012, our former parent had selectively redeveloped a limited number of these properties and, on several occasions, considered the redevelopment of properties as leases expired. We expect to continue to consider redevelopment opportunities in the future.

We expect to seek to renew or extend the terms of leases relating to our Mainland Properties when they expire. Because of the capital many of the tenants in our Mainland Properties have invested in improvements and because many of these properties may be of strategic importance to the tenants’ business, we believe that there may be a greater likelihood that these tenants will renew or extend their leases when they expire as compared to tenants in a property with multiple tenants. However, we also believe that if a building previously occupied by a single tenant becomes vacant, it may take longer and cost more to locate a new tenant than when space becomes vacant in a multi-tenant property, in part because in place improvements designed specifically for the needs of the prior single tenant may need to be replaced.

During the third quarter of 2013, one of our mainland tenants defaulted on its obligation to pay real estate taxes and rent under its lease with us. Pursuant to the lease, a portion of this tenant’s security deposit was applied to cover all unpaid amounts billed as of June 1, 2014. We commenced litigation to pursue our contractual rights under the lease, including reimbursement of amounts drawn on the security deposit and payment in full of all past due amounts plus amounts that become due if we elect to accelerate the expiration of the lease. On June 19, 2014, we were awarded summary judgment on some of our claims in the litigation, including our claim for restoration of the security deposit, and the tenant has deposited such amounts with us pursuant to the order. The tenant also has paid rent through April 2015. Litigation with this tenant is continuing with respect to our other claims, including our claim for recovery of our legal fees.

Whenever we extend, renew or enter into new leases for our properties, we intend to seek rents which are equal to or higher than our historical rents for the same properties; however, our ability to maintain or increase the rents for our current properties will depend in large part upon market conditions, which are beyond our control.

Our principal source of funds for our operations to pay our debt service and our distributions to shareholders is rents from tenants at our properties. Rents are generally received from our tenants monthly in advance. As of March 31, 2015, tenants representing 1% or more of our total annualized rental revenue were as follows (square feet in thousands):

					% of
				% of Total	Annualized Rental
Tenant		Property Type	Sq. Ft. (1)	Sq. Ft. (1)	Revenue (2)
1.	Tellabs, Inc.	Mainland Properties	820	1.9%	4.0%
2.	Amazon.com, Inc.	Mainland Properties	3,048	7.1%	3.8%
3.	Bank of America, N.A.	Mainland Properties	554	1.3%	3.3%
4.	Noble Energy, Inc.	Mainland Properties	497	1.2%	3.3%
5.	Tesoro Corporation	Mainland Properties	618	1.4%	3.3%
6.	F5 Networks, Inc.	Mainland Properties	299	0.7%	3.0%
7.	MeadWestvaco Corporation	Mainland Properties	311	0.7%	2.6%
8.	Orbital Sciences Corporation	Mainland Properties	337	0.8%	2.5%
9.	Cinram Group, Inc.	Mainland Properties	1,371	3.2%	2.2%
10.	The Hillshire Brands Company	Mainland Properties	248	0.6%	2.2%
11.	Novell, Inc.	Mainland Properties	406	0.9%	1.9%
12.	FedEx Corporation	Mainland Properties	795	1.9%	1.8%
13.	PNC Bank, National Association	Mainland Properties	441	1.0%	1.5%
14.	Allstate Insurance Company	Mainland Properties	458	1.1%	1.4%
15.	Church & Dwight Co., Inc.	Mainland Properties	250	0.6%	1.4%
16.	ServiceNow, Inc.	Mainland Properties	149	0.3%	1.4%
17.	Restoration Hardware, Inc.	Mainland Properties	1,195	2.8%	1.4%
18.	The Men's Wearhouse, Inc.	Mainland Properties	206	0.5%	1.3%
19.	Primerica Life Insurance Company	Mainland Properties	344	0.8%	1.3%
20.	CSG Systems International, Inc.	Mainland Properties	203	0.5%	1.2%
21.	United Launch Alliance, LLC	Mainland Properties	168	0.4%	1.2%
22.	The Southern Company	Mainland Properties	448	1.0%	1.1%
23.	American Tire Distributors, Inc.	Mainland Properties	722	1.7%	1.1%
24.	Arris Group, Inc.	Mainland Properties	132	0.3%	1.0%
25.	Compass Group USA, Inc.	Mainland Properties	227	0.5%	1.0%
26.	Hawaii Independent Energy, LLC	Hawaii Properties	3,148	7.4%	1.0%
	Total		17,395	40.6%	51.2%

(1)

Square feet is pursuant to existing leases as of March 31, 2015, and includes (i) space being fitted out for occupancy pursuant to existing leases, if any, and (ii) space which is leased but is not occupied or is being offered for sublease by tenants, if any.

(2)

Annualized rental revenue is calculated as the annualized contractual rents, as of March 31, 2015, from tenants pursuant to existing leases, including straight line rent adjustments and excluding lease value amortization, and further adjusted for tenant concessions, including free rent and amounts reimbursed to tenants, plus estimated recurring expense reimbursements from tenants pursuant to existing leases.

Investment Activities (dollars in thousands)

On January 29, 2015, we completed our acquisition of CCIT for total consideration of $2,998,128, including the assumption of $297,698 of mortgage debt principal. Concurrently with the closing of the CCIT Merger, we sold to SNH the entities acquired in the CCIT Merger that own the 23 healthcare properties for $509,045 in cash, plus the assumption of $29,955 of mortgage debt principal and working capital. In April 2015, we acquired a single tenant, net leased office property located in Phoenix, AZ with approximately 106,000 rentable square feet for a purchase price of $16,850, excluding closing costs. For more information regarding properties that we have acquired and sold, see Note 3 to the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

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

Financing Activities (dollars in thousands)

On January 9, 2015, we replaced our revolving credit facility and our term loan with new facilities providing $1,100,000 in aggregate borrowing availability. For more information regarding these agreements, see Note 6 to the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

On January 29, 2015, we borrowed $1,000,000 pursuant to a loan agreement for a senior unsecured bridge loan, the proceeds of which were used to fund a portion of our acquisition of CCIT. For more information regarding this bridge loan, see Note 6 to the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, which is incorporated herein by reference. On January 29, 2015, we also borrowed $520,000 under our existing revolving credit facility to fund a portion of this acquisition and we assumed approximately $267,700 of mortgage indebtedness (net of mortgage indebtedness assumed by SNH in connection with its acquisition of the 23 healthcare properties) in this acquisition.

On February 3, 2015, we issued $1,450,000 aggregate principal amount of senior unsecured notes in an underwritten public offering, which included: $350,000 aggregate principal amount of 2.85% unsecured senior notes due 2018; $400,000 aggregate principal amount of 3.60% unsecured senior notes due 2020; $300,000 aggregate principal amount of 4.15% unsecured senior notes due 2022; and $400,000 aggregate principal amount of 4.50% unsecured senior notes due 2025. We used the approximately $1,420,000 aggregate net proceeds from this offering to repay in full the $1,000,000 of borrowings outstanding under our bridge loan facility and to reduce borrowings outstanding under our revolving credit facility.

For more information regarding our financing activities, please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Our Investment and Financing Liquidity and Resources” of this Quarterly Report on Form 10-Q.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2015, Compared to Three Months Ended March 31, 2014 (dollars and share amounts in thousands, except per share data)

	Comparable Properties Results (1)				Acquired Properties Results (2)			Consolidated Results
	Three Months Ended March 31,				Three Months Ended March 31,			Three Months Ended March 31,
			$	%			$				%
	2015	2014	Change	Change	2015	2014	Change	2015	2014	Change	Change
Revenues:
Rental income	$45,553	$45,063	$490	1.1%	$34,925	$-	$34,925	$80,478	$45,063	$35,415	78.6%
Tenant reimbursements and other income	8,140	7,965	175	2.2%	5,797	-	5,797	13,937	7,965	5,972	75.0%
Total revenues	53,693	53,028	665	1.3%	40,722	-	40,722	94,415	53,028	41,387	78.0%

Operating expenses:
Real estate taxes	5,571	5,452	119	2.2%	2,786	-	2,786	8,357	5,452	2,905	53.3%
Other operating expenses	4,574	4,527	47	1.0%	4,433	-	4,433	9,007	4,527	4,480	99.0%
Total operating expenses	10,145	9,979	166	1.7%	7,219	-	7,219	17,364	9,979	7,385	74.0%

Net operating income (3)	$43,548	$43,049	$499	1.2%	$33,503	$-	$33,503	77,051	43,049	34,002	79.0%

Other expenses:
Depreciation and amortization								24,719	9,294	15,425	166.0%
Acquisition related costs								20,539	238	20,301	8,529.8%
General and administrative								6,792	5,176	1,616	31.2%
Total other expenses								52,050	14,708	37,342	253.9%
Operating income								25,001	28,341	(3,340)	(11.8)%
Interest expense								(14,179)	(3,358)	(10,821)	322.2%
(Loss) gain on early extinguishment of debt								(6,845)	243	(7,088)	(2,916.9)%
Income before income tax expense and equity in earnings (loss) of an investee								3,977	25,226	(21,249)	(84.2)%
Income tax expense								(31)	(71)	40	(56.3)%
Equity in earnings (loss) of an investee								72	(97)	169	(174.2)%
Net income								4,018	25,058	(21,040)	(84.0)%
Net income from noncontrolling interest								(41)	-	(41)	-%
Net income attributed to SIR								$3,977	$25,058	$(21,081)	(84.1)%

Weighted average common shares outstanding - basic								79,489	49,822
Weighted average common shares outstanding - diluted								79,498	49,930

Net income attributed to SIR per common share- basic and diluted								$0.05	$0.50

Calculation of Funds From Operations, or FFO, and Normalized Funds From Operations, or Normalized FFO (4)
Net income attributed to SIR								$3,977	$25,058
Plus: depreciation and amortization								24,719	9,294
Plus: net income allocated to noncontrolling interest								41	-
Less: FFO allocated to noncontrolling interest								(83)	-
FFO attributed to SIR								28,654	34,352
Plus: acquisition related costs								20,539	238
Plus: estimated business management incentive fees (5)								-	2,038
Plus: loss (gain) on early extinguishment of debt								6,845	(243)
Less: normalized FFO from noncontrolling interest, net of FFO								(59)	-
Normalized FFO attributed to SIR								$55,979	$36,385

FFO attributed to SIR per common share - basic and diluted								$0.36	$0.69
Normalized FFO attributed to SIR per common share - basic and diluted								$0.70	$0.73

(1)	Consists of 48 properties (278 buildings, leasable land parcels and easements) that we owned continuously since January 1, 2014.

(2)

Consists of 67 properties (76 buildings) we acquired during the period from January 1, 2014 to March 31, 2015.  In January 2015, we acquired 64 of these properties (73 buildings) in connection with the CCIT Merger. The remaining three properties (three buildings) were acquired during the period from April 1, 2014 to December 31, 2014.

(3)

The calculation of net operating income, or NOI, excludes certain components of net income in order to provide results that are more closely related to our properties’ results of operations. We calculate NOI as shown above.  We define NOI as income from our rental of real estate less our property operating expenses. NOI excludes amortization of capitalized tenant improvement costs and leasing commissions. We consider NOI to be an appropriate supplemental measure to net income because it may help both investors and management to understand the operations of our properties. We use NOI to evaluate individual and company wide property level performance, and we believe that NOI provides useful information to investors regarding our results of operations because it reflects only those income and expense items that are incurred at the property level and may facilitate comparisons of our operating performance between periods and with other REITs.  NOI does not represent cash generated by operating activities in accordance with GAAP and should not be considered as an alternative to net income, net income attributed to SIR, operating income or cash flow from operating activities, determined in accordance with GAAP, or as an indicator of our financial performance or liquidity, nor is this measure necessarily indicative of sufficient cash flow to fund all of our needs.  This measure should be considered in conjunction with net income, net income attributed to SIR, operating income and cash flow from operating activities as presented in our Condensed Consolidated Statements of Income and Comprehensive Income and Condensed Consolidated Statements of Cash Flows.  Other REITs and real estate companies may calculate NOI differently than we do.

(4)

We calculate funds from operations, or FFO, and normalized funds from operations, or Normalized FFO, as shown above. FFO is calculated on the basis defined by The National Association of Real Estate Investment Trusts, or NAREIT, which is net income, calculated in accordance with GAAP, plus real estate depreciation and amortization and the difference between net income and FFO allocated to noncontrolling interest, as well as certain other adjustments currently not applicable to us.  Our calculation of Normalized FFO differs from NAREIT’s definition of FFO because we include estimated business management incentive fees, if any, only in the fourth quarter versus the quarter they are recognized as expense in accordance with GAAP and we exclude acquisition related costs, gains and losses on early extinguishment of debt and Normalized FFO from noncontrolling interest.  We consider FFO and Normalized FFO to be appropriate measures of operating performance for a REIT, along with net income, net income attributed to a REIT, operating income and cash flow from operating activities. We believe that FFO and Normalized FFO provide useful information to investors because by excluding the effects of certain historical amounts, such as depreciation expense, FFO and Normalized FFO may facilitate a comparison of our operating performance between periods and with other REITs. FFO and Normalized FFO are among the factors considered by our Board of Trustees when determining the amount of distributions to our shareholders. Other factors include, but are not limited to, requirements to maintain our status as a REIT, limitations in our revolving credit facility and term loan and public debt covenants, the availability of debt and equity capital, our expectation of our future capital requirements and operating performance, and our expected needs and availability of cash to pay our obligations. FFO and Normalized FFO do not represent cash generated by operating activities in accordance with GAAP and should not be considered as alternatives to net income, net income attributed to SIR, operating income or cash flow from operating activities, determined in accordance with GAAP, or as indicators of our financial performance or liquidity, nor are these measures necessarily indicative of sufficient cash flow to fund all of our needs. These measures should be considered in conjunction with net income, net income attributed to SIR, operating income and cash flow from operating activities as presented in our Condensed Consolidated Statements of Income and Comprehensive Income and Condensed Consolidated Statements of Cash Flows. Other REITs and real estate companies may calculate FFO and Normalized FFO differently than we do.

(5)

Amounts represent estimated incentive fees under our business management agreement payable in common shares after the end of each calendar year calculated based on common share total return. In calculating net income in accordance with GAAP, we recognize estimated business management incentive fee expense, if any, each quarter. Although we recognize this expense, if any, each quarter for purposes of calculating net income, we do not include these amounts in the calculation of Normalized FFO until the fourth quarter, which is when the actual expense amount for the year is determined.

References to changes in the income and expense categories below relate to the comparison of results for the three months ended March 31, 2015, compared to the three months ended March 31, 2014. Our acquisition activity reflects our acquisition of the 64 CCIT Properties (73 buildings) in January 2015 and three properties  (three buildings) during 2014.

Rental income. The increase in rental income primarily reflects our acquisition activity plus increases from leasing activity and rent resets at our comparable properties located in Hawaii, partially offset by a decrease from leasing activity at one of our Mainland Properties as a result of a lease renewal at one of our Mainland Properties that reduced rent in exchange for an extended lease term and the elimination of future tenant improvement allowances.  Rental income includes non-cash straight line rent adjustments totaling approximately $5,827 for the 2015 period and approximately $3,462 for the 2014 period, and net amortization of acquired real estate leases and assumed real estate lease obligations totaling approximately $808 for the 2015 period and approximately $17 for the 2014 period.

Tenant reimbursements and other income.  The increase in tenant reimbursements and other income primarily reflects our acquisition activity, plus increases in real estate tax and operating expense reimbursements from tenants at various comparable properties.

Real estate taxes.  The increase in real estate taxes primarily reflects our acquisition activity and tax valuation and rate increases throughout our comparable property portfolio, partially offset by real estate taxes that had previously been paid by us and are now being paid directly by the tenant.

Other operating expenses.  Other operating expenses primarily include property maintenance, environmental remediation, utilities, insurance, bad debt, legal and property management fees.  The increase in other operating expenses primarily reflects our acquisition activity, plus an increase in general operating expenses at our comparable properties.

Depreciation and amortization.  The increase in depreciation and amortization primarily reflects our acquisition activity, plus a modest increase resulting from depreciation of capital improvements and amortization of leasing costs at our comparable properties.

Acquisition related costs.  Acquisition related costs for the 2015 period primarily reflect acquisition costs related to our acquisition of CCIT. Acquisition related costs for the 2014 period primarily reflect acquisition related costs related to an acquisition of a property in April 2014.

General and administrative.  General and administrative expenses primarily include fees paid in cash and common shares pursuant to our business management agreement, legal fees, audit fees, trustee cash fees and non-cash equity compensation expense related to awards to our Trustees, our officers and certain other RMR employees. The increase in general and administrative expenses primarily reflects an increase in business management fees resulting from our acquisition activity and an increase in other professional and public company fees, partially offset by a decrease in incentive fees based on common share total return.

Interest expense.  The increase in interest expense primarily reflects financing for the CCIT Merger, including the $1,000,000 unsecured bridge loan, the issuance of $1,450,000 of unsecured senior notes and the assumption of approximately $267,700 of mortgage debt, partially offset by lower interest rates on our revolving credit facility and term loan.

(Loss) gain on early extinguishment of debt.  Loss on early extinguishment of debt in the 2015 period reflects the write-off of unamortized deferred financing fees related to the repayment and termination of the bridge loan that was used in connection with the CCIT Merger, our prior revolving credit facility and our prior term loan. Gain on early extinguishment of debt in the 2014 period reflects the net write-off of unamortized premium and deferred financing fees associated with the repayment at par, of a $7,500 mortgage note in January 2014.

Income tax expense.  Income tax expense represents state income taxes.

Equity in earnings (loss) of an investee. Equity in earnings (loss) of an investee represents our proportionate share of earnings (loss) from our investment in AIC.

Net income.  The decrease in net income for the 2015 period compared to the 2014 period reflects the changes noted above.

Net income allocated to noncontrolling interest. Net income allocated to noncontrolling interest represents an 11% noncontrolling interest of a third party in one of the properties we acquired in connection with the CCIT Merger.

Weighted average common shares outstanding.  The increase in weighted average common shares outstanding primarily reflects shares that were outstanding for part or all of the quarter ended March 31, 2015, but only partially or not outstanding for any of the corresponding 2014 period, including (i) shares issued in connection with the CCIT Merger, (ii) shares granted to our Trustees in May 2014, (iii) shares sold in our public offering in the second quarter of 2014, (iv) shares granted to our officers and certain employees of RMR in September 2014 and (v) shares issued to RMR during 2014 and 2015 pursuant to our business management agreement.

Net income attributed to SIR per common share.  The decrease in net income attributed to SIR per common share primarily reflects the increase in weighted average common shares outstanding noted above, as well as the changes to net income noted above.

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

Cash flows provided by (used in) operating, investing and financing activities were $39,230, ($1,452,990) and $1,434,171, respectively, for the three months ended March 31, 2015, and $31,296, ($2,519) and $155,517, respectively, for the three months ended March 31, 2014. The increase in the operating activities cash flow for the three months ended March 31, 2015 compared to the corresponding prior year period is primarily due to increased operating cash flow from our acquisition of CCIT and three properties (three buildings) acquired in 2014. The increase in cash used in investing activities for the three months ended March 31, 2015 compared to the corresponding prior year period is primarily due to significant acquisition activity during the three months ended March 31, 2015 compared to the prior year period. The change in financing activities cash flow for the three months ended March 31, 2015 compared to the corresponding prior year period is primarily due to (i) the issuance of $1,450,000 aggregate principal amount of senior unsecured notes in February 2015, (ii) net activities on our revolving credit facility resulting primarily from our acquisitions during the 2015 and 2014 periods and (iii) distributions to our common shareholders during the three months ended March 31, 2015 in excess of distributions to our common shareholders during the 2014 period due to a greater number of common shares being outstanding and a higher distribution rate paid to common shareholders during the 2015 period.

Our Investment and Financing Liquidity and Resources (dollars in thousands except per share data)

In order to fund acquisitions and to meet cash needs that may result from timing differences between our receipt of rents and our desire or need to make distributions or pay operating or capital expenses, we maintain a $750,000 revolving credit facility with a group of lenders. The maturity date of our revolving credit facility is March 29, 2019 and, subject to the payment of an extension fee and meeting certain other conditions, includes an option for us to extend the stated maturity date by one year to March 29, 2020. Borrowings under our revolving credit facility bear interest at LIBOR plus a premium. We also pay a facility fee on the total amount of lending commitments under our revolving credit facility. Both the interest rate premium and the facility fee are subject to adjustment based upon changes to our credit ratings.  At March 31, 2015, the interest rate premium on our revolving credit facility was 105 basis points and our facility fee was 20 basis points. We can borrow, repay and reborrow funds available under our revolving credit facility until maturity, and no principal repayment is due until maturity. As of March 31, 2015, the interest rate payable on borrowings under our revolving credit facility was 1.22%. As of March 31, 2015 and April 27, 2015, we had $141,000 and $129,000, respectively, outstanding under our revolving credit facility and $609,000 and $621,000, respectively, available to borrow under our revolving credit facility.

We have a $350,000 unsecured term loan that matures on March 31, 2020 and is prepayable by us at any time without penalty.  As of March 31, 2015, the interest rate payable on borrowings under our term loan was 1.32%.

In addition, the credit agreement governing our revolving credit facility and term loan includes a feature under which the maximum borrowing availability under the facilities may be increased to up to $2,200,000 on a combined basis under certain circumstances.

As of March 31, 2015, we had $33,915 of cash and cash equivalents. We typically use cash balances, borrowings under our revolving credit facility, net proceeds from offerings of equity or debt securities and the cash flow from our operations to fund debt repayments, future property acquisitions and other general business purposes. We also have in the past assumed mortgage debt in connection with certain of our acquisitions and we may do so in the future. In addition, we may place mortgages on properties we own.

On January 29, 2015, we used our available cash on hand, together with borrowings under our existing revolving credit facility, borrowings under a new $1,000,000 senior unsecured bridge loan and approximately $509,000 in cash proceeds from the sale of 23 healthcare properties to SNH, to finance the CCIT acquisition. Our $1,000,000 bridge loan had a maturity date of January 28, 2016, bore interest at LIBOR plus 140 basis points (subject to adjustment based on changes to our credit ratings), and was prepayable in whole or part at any time. On February 3, 2015, we repaid in full the $1,000,000 bridge loan and reduced amounts outstanding on our revolving credit facility with net proceeds from our $1,450,000 aggregate principal amount underwritten public offering of senior unsecured notes. Our $1,450,000 aggregate principal amount senior unsecured notes offering included: $350,000 aggregate principal amount of 2.85% unsecured senior notes due 2018; $400,000 aggregate principal amount of 3.60% unsecured senior notes due 2020; $300,000 aggregate principal amount of 4.15% unsecured senior notes due 2022; and $400,000 aggregate principal amount of 4.50% unsecured senior notes due 2025.

When significant amounts are outstanding under our revolving credit facility, or as the maturity of this credit facility, our term loan and our senior unsecured notes approach, we expect to explore alternatives for repaying or refinancing such amounts. Such alternatives may include incurring additional term debt and issuing new equity or debt securities. Although we cannot provide assurance that we will be successful in consummating any particular type of financing, we believe that we will have access to financing, such as debt and equity offerings, to fund our committed and future acquisitions and capital expenditures and to pay our obligations.  We currently have an effective shelf registration statement that allows us to issue public securities on an expedited basis, but it does not assure that there will be buyers for such securities.

The completion and the costs of any future financings will depend primarily upon market conditions. In particular, the feasibility and cost of any future debt financings will depend primarily on credit markets and our then creditworthiness. We have no control over market conditions. Potential lenders in future debt transactions will evaluate our creditworthiness and our ability to fund required debt service and repay principal balances when they become due by reviewing our results of operations, financial condition, business practices and plans and our ability to maintain our earnings, to stagger our debt maturities and to balance our use of debt and equity capital so that our financial performance and leverage ratios afford us flexibility to withstand any reasonably anticipated adverse changes. We intend to conduct our business activities in a manner which will continue to afford us reasonable access to capital for investment and financing activities, but we cannot assure that we will be able to successfully carry out this intention.

During the three months ended March 31, 2015, we paid quarterly distributions to our common shareholders aggregating $37,735, using existing cash balances and borrowings under our revolving credit facility. For further information regarding the distributions we paid during 2015, see Note 9 to the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

On April 13, 2015, we declared a prorated distribution of $0.3444 per common share, or approximately $30,500,  for the period from and including January 29, 2015 (the effective date of our merger with CCIT) through March 31, 2015, to shareholders of record on April 24, 2015. This prorated distribution is based on a quarterly distribution rate of $0.50 per share. We expect to pay this prorated distribution on or about May 21, 2015 using existing cash balances and borrowings under our revolving credit facility.

During the three months ended March 31, 2015 and 2014, amounts capitalized for tenant improvements, leasing costs, building improvements and development and redevelopment activities were as follows (amounts in thousands):

	Three Months Ended
	March 31,
	2015	2014
Tenant improvements (1)	$21	$-
Leasing costs (2)	163	345
Building improvements (3)	-	71
Development, redevelopment and other activities (4)	-	78
	$184	$494

(1)	Tenant improvements include capital expenditures used to improve tenants’ space or amounts paid directly to tenants to improve their space.

(2)	Leasing costs include leasing related costs, such as brokerage commissions, legal costs and tenant inducements.

(3)	Building improvements generally include: (i) expenditures to replace obsolete building components and (ii) expenditures that extend the useful life of existing assets.

(4)

Development, redevelopment and other activities generally include: (i) major capital expenditures that are identified at the time of a property acquisition and incurred within a short time period after acquiring the property and (ii) major capital expenditure projects that reposition a property or result in new sources of revenues.

During the three months ended March 31, 2015, commitments made for expenditures, such as tenant improvements and leasing costs in connection with leasing space, were as follows (dollars and square feet in thousands, except per square foot amounts):

	New Leases	Renewals	Totals
Square feet leased during the period	50	108	158
Total leasing costs and concession commitments (1)	$255	$15	$270
Total leasing costs and concession commitments per square foot (1)	$5.10	$0.14	$1.71
Weighted average lease term by square feet (years)	5.0	10.0	8.4
Total leasing costs and concession commitments per square foot per year (1)	$1.02	$0.01	$0.20

(1)	Includes commitments made for leasing expenditures and concessions, such as tenant improvements, leasing commissions, tenant reimbursements and free rent.

Off Balance Sheet Arrangements (dollars in thousands)

As of March 31, 2015, we had no off balance sheet arrangements that have had or that we expect would be reasonably likely to have a future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources. We had no swaps or hedges as of March 31, 2015, other than the cash flow hedge associated with $41,000 of mortgage debt described in Note 5 to the Notes to Condensed Consolidated Financial Statements and under “Quantitative and Qualitative Disclosures About Market Risk” in Part I, Item 3 of this Quarterly Report on Form 10-Q.

Debt Covenants (dollars in thousands)

Our principal debt obligations at March 31, 2015 were our senior unsecured notes, borrowings outstanding under our revolving credit facility and term loan, and secured mortgage notes assumed in connection with some of our acquisitions. Our mortgage notes are non-recourse, subject to certain limitations, and do not contain any material financial covenants. Our senior notes indenture and its supplement and our credit agreement for our revolving credit facility and term loan contain a number of covenants which restrict our ability to incur debts in excess of calculated amounts, restrict our ability to make distributions under certain circumstances and generally require us to maintain certain financial ratios. Our senior notes indenture and its supplement and credit agreement for our revolving credit facility and term loan provide for acceleration of payment of all amounts outstanding upon the occurrence and continuation of certain events of default, such as a change of control of us, which under our credit agreement for our revolving credit facility and term loan includes RMR ceasing to act as our business manager and property manager. We believe we were in compliance with all of the terms and covenants under our revolving credit facility and term loan and senior notes indenture and its supplement at March 31, 2015.

Neither our unsecured senior notes indenture and its supplement nor our credit agreement contain provisions for acceleration which could be triggered by our debt ratings. However, under our credit agreement our senior unsecured debt ratings are used to determine the fees and interest rates we pay. Accordingly, if our debt ratings are downgraded by certain credit rating agencies, our interest expense and related costs under our credit agreement would increase.

Our senior notes indenture and its supplement contain cross default provisions to any other debts of $25,000 or more. Similarly, our revolving credit facility and term loan have cross default provisions to other indebtedness that is recourse of $25,000 or more and indebtedness that is non recourse of $50,000 or more.

Related Person Transactions

We have relationships and historical and continuing transactions with RMR and others affiliated with RMR.  We also have relationships and historical and continuing transactions with other companies to which RMR provides management services and which have trustees, directors and officers who are also trustees, directors or officers of us or RMR.  For further information about these and other such relationships and related person transactions, please see Note 11 to the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, which is incorporated herein by reference, our Annual Report, our definitive Proxy Statement for our 2015 Annual Meeting of Shareholders and our other filings with the Securities and Exchange Commission, or SEC.  In addition, please see the section captioned “Risk Factors” of our Annual Report for a description of risks that may arise as a result of these related person transactions and relationships.  Our filings with the SEC are available at the SEC’s website at www.sec.gov.  Copies of certain of our agreements with these related parties are publicly available as exhibits to our public filings with the SEC and accessible at the SEC’s website, www.sec.gov.

We believe that our agreements with related persons are on commercially reasonable terms.  We also believe that our relationships with such related persons and their affiliated and related persons and entities benefit us and, in fact, provide us with competitive advantages in operating and growing our business.  We may engage in additional transactions with related persons, including businesses to which RMR or its affiliates provide management services.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk (dollar amounts in thousands)

We are exposed to risks associated with market changes in interest rates. We manage our exposure to interest rate risks by monitoring available financing alternatives.  Our strategy to manage exposure to changes in interest rates is materially unchanged since December 31, 2014. Other than as described below, we do not currently expect any significant changes in our exposure to fluctuations in interest rates or in how we manage this exposure in the near future.

At March 31, 2015, our outstanding fixed rate debt consisted of the following senior unsecured notes and secured mortgage notes:

Senior Unsecured Notes:

		Annual	Annual		Interest
	Principal	Interest	Interest		Payments
Debt	Balance (1)	Rate (1)	Expense (1)	Maturity	Due
Senior unsecured notes	$350,000	2.85%	$9,975	2018	Semi-Annually
Senior unsecured notes	400,000	3.60%	14,400	2020	Semi-Annually
Senior unsecured notes	300,000	4.15%	12,450	2022	Semi-Annually
Senior unsecured notes	400,000	4.50%	18,000	2025	Semi-Annually
	$1,450,000		$54,825

(1)The principal balance, annual interest rate and annual interest expense are the amounts stated in the applicable contract. In accordance with GAAP, our carrying value and recorded interest expense may differ from these amounts because of market conditions at the time we issued these senior unsecured notes.

Secured Mortgage Notes:

		Annual	Annual		Interest
	Principal	Interest	Interest		Payments
Debt	Balance (1)	Rate (1)	Expense (1)	Maturity	Due
Mortgage note (one property (two buildings in Carlsbad, CA))	$17,935	5.95%	$1,067	2017	Monthly
Mortgage note (one property (one building in Harvey, IL))	2,000	4.50%	90	2019	Monthly
Mortgage note (one property (one building in Columbus, OH))	2,400	4.50%	108	2019	Monthly
Mortgage note (one property (one building in Ankeny, IA))	12,360	3.87%	478	2020	Monthly
Mortgage note (one property (one building in Philadelphia, PA)) (2)	41,000	4.16%	1,706	2020	Monthly
Mortgage note (one property (three buildings in Seattle, WA))	71,000	3.55%	2,521	2023	Monthly
Mortgage note (one property (one building in Chicago, IL))	50,000	3.70%	1,850	2023	Monthly
Mortgage note (one property (one building in Chester, VA))	48,750	3.99%	1,945	2020	Monthly
	$245,445		$9,765

(1)

The principal balance, annual interest rate and annual interest expense are the amounts stated in the applicable contracts. In accordance with GAAP, our carrying values and recorded interest expense may differ from these amounts because of market conditions at the time we assumed these debts. For more information, see Note 6 to the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

(2)	Interest on this mortgage note is payable at a rate equal to a premium over LIBOR but has been fixed by a cash flow hedge which sets the rate at approximately 4.16% until August 3, 2020.

No principal repayments are due under the unsecured senior notes until maturity. Some of the mortgage notes require principal and interest payments pursuant to amortization schedules and some of the mortgage notes require interest only payments through maturity.

We have an interest rate swap agreement that we assumed in connection with the CCIT Merger. This interest rate swap agreement manages our interest rate risk exposure on $41,000 of mortgage notes due 2020, which require us to pay interest at a rate equal to a premium over LIBOR. The interest rate swap agreement effectively modifies our exposure to interest rate risk arising from this floating rate mortgage loan by converting this floating rate debt to a fixed rate through August 3, 2020, thus reducing the impact of interest rate changes on future interest expense. This agreement involves the receipt of floating rate amounts in exchange for fixed rate interest payments over the life of the agreement. Approximately 1.9% ($41,000) of our total outstanding debt had interest payments designated as hedged transactions to interest rate swap agreements at March 31, 2015. As of March 31, 2015, the fair value of our derivative instrument included in accounts payable and accrued expenses in our condensed consolidated balance sheet totaled $1,561.

Because our senior unsecured notes and mortgage notes (including the current effect of our interest rate swap agreement) bear interest at fixed rates, changes in market interest rates during the terms of these senior unsecured notes and mortgage notes will not affect our interest obligations. If these senior unsecured notes and mortgage notes were refinanced at interest rates which are 100 basis points higher or lower than shown above, our per annum interest cost would increase or decrease by approximately $16,954.

Changes in market interest rates would affect the fair value of our fixed rate debt obligations; increases in market interest rates decrease the fair value of our fixed rate debt, while decreases in market interest rates increase the fair value of our fixed rate debt. Based on the balances outstanding at March 31, 2015 and discounted cash flow analyses through the maturity dates, and assuming no other changes in factors that may affect the fair value of our fixed rate debt obligations, a hypothetical immediate 100 basis point change in interest rates would change the fair value of these obligations by approximately $89,600.

At March 31, 2015, our floating rate debt consisted of $141,000 outstanding under our revolving credit facility, $350,000 outstanding under our term loan, and a $40,233 mortgage note assumed in connection with the CCIT Merger.  Our revolving credit facility matures on March 29, 2019 and, subject to our meeting certain conditions, including our payment of an extension fee, we have the option to extend the maturity date by one year to March 29, 2020. Our term loan matures on March 31, 2020. No principal repayments are required under our revolving credit facility or term loan prior to maturity, and prepayments may be made at any time without penalty. Our $40,233 mortgage note matures on December 19, 2016 and requires monthly interest only payments through maturity.

Borrowings under our revolving credit facility, our term loan and our floating rate mortgage note are in U.S. dollars and bear interest at LIBOR plus a premium that is subject to adjustment based upon changes to our credit ratings. Accordingly, we are vulnerable to changes in U.S. dollar based short term rates, specifically LIBOR. In addition, upon renewal or refinancing of our revolving credit facility or our term loan, we are vulnerable to increases in interest rate premiums due to market conditions or our perceived credit risk. Generally, a change in interest rates would not affect the value of our floating rate debt but would affect our operating results. The following table presents the approximate impact a 100 basis point increase in interest rates would have on our annual floating rate interest expense at March 31, 2015:

	Impact of an Increase in Interest Rates
			Total Interest	Annual
	Interest Rate	Outstanding	Expense	Earnings Per
	Per Year (1)	Debt	Per Year	Share Impact (2)
At March 31, 2015	1.32%	$531,233	$7,012	$0.09
100 bps increase	2.32%	$531,233	$12,325	$0.16

(1)	Weighted based on the respective interest rates and outstanding borrowings under our floating rate debt as of March 31, 2015.

(2)	Based on the diluted weighted average shares outstanding for the three months ended March 31, 2015.

The following table presents the impact a 100 bps increase in interest rates would have on our annual floating rate interest expense at March 31, 2015 if we were fully drawn on our revolving credit facility and our term loan remained outstanding:

	Impact of an Increase in Interest Rates
			Total Interest	Annual
	Interest Rate	Outstanding	Expense	Earnings Per
	Per Year (1)	Debt	Per Year	Share Impact (2)
At March 31, 2015	1.26%	$1,140,233	$14,367	$0.18
100 bps increase	2.26%	$1,140,233	$25,769	$0.32

(1)

Weighted based on the respective interest rates of our floating rate debt as of March 31, 2015, assuming we were fully drawn on our revolving credit facility and our term loan and floating rate mortgage note remained outstanding.

(2)	Based on the diluted weighted average shares outstanding for the three months ended March 31, 2015.

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

Although we have no present plans to do so, we may in the future enter into additional hedge agreements from time to time to mitigate our exposure to changes in interest rates.

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

There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

WARNING CONCERNING FORWARD LOOKING STATEMENTS

THIS QUARTERLY REPORT ON FORM 10‑Q CONTAINS STATEMENTS THAT CONSTITUTE FORWARD LOOKING STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 AND OTHER SECURITIES LAWS. ALSO, WHENEVER WE USE WORDS SUCH AS “BELIEVE”, “EXPECT”, “ANTICIPATE”, “INTEND”, “PLAN”, “ESTIMATE” OR SIMILAR EXPRESSIONS, WE ARE MAKING FORWARD LOOKING STATEMENTS. THESE FORWARD LOOKING STATEMENTS ARE BASED UPON OUR PRESENT INTENT, BELIEFS OR EXPECTATIONS, BUT FORWARD LOOKING STATEMENTS ARE NOT GUARANTEED TO OCCUR AND MAY NOT OCCUR. FORWARD LOOKING STATEMENTS IN THIS REPORT RELATE TO VARIOUS ASPECTS OF OUR BUSINESS, INCLUDING:

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

OUR ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE CONTAINED IN OR IMPLIED BY OUR FORWARD LOOKING STATEMENTS AS A RESULT OF VARIOUS FACTORS. FACTORS THAT COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR FORWARD LOOKING STATEMENTS AND UPON OUR BUSINESS, RESULTS OF OPERATIONS, FINANCIAL CONDITION, FFO, NORMALIZED FFO, NOI, CASH FLOWS, LIQUIDITY AND PROSPECTS INCLUDE, BUT ARE NOT LIMITED TO:

•	THE IMPACT OF CHANGES IN THE ECONOMY AND THE CAPITAL MARKETS ON US AND OUR TENANTS,
•	COMPETITION WITHIN THE REAL ESTATE INDUSTRY, PARTICULARLY IN THOSE MARKETS IN WHICH OUR PROPERTIES ARE LOCATED,

•	COMPLIANCE WITH, AND CHANGES TO, FEDERAL, STATE AND LOCAL LAWS AND REGULATIONS, ACCOUNTING RULES, TAX LAWS AND SIMILAR MATTERS,
•	LIMITATIONS IMPOSED ON OUR BUSINESS AND OUR ABILITY TO SATISFY COMPLEX RULES IN ORDER FOR US TO QUALIFY AS A REIT FOR U.S. FEDERAL INCOME TAX PURPOSES,
•	ACTUAL AND POTENTIAL CONFLICTS OF INTEREST WITH OUR MANAGING TRUSTEES, GOV, RMR, SNH, AIC AND THEIR RELATED PERSONS AND ENTITIES, AND
•	ACTS OF TERRORISM, OUTBREAKS OF SO CALLED PANDEMICS OR OTHER MANMADE OR NATURAL DISASTERS BEYOND OUR CONTROL.

FOR EXAMPLE:

•

OUR ABILITY TO MAKE PAYMENTS OF PRINCIPAL AND INTEREST ON OUR NOTES AND OTHER INDEBTEDNESS AND TO MAKE FUTURE DISTRIBUTIONS DEPENDS UPON A NUMBER OF FACTORS, INCLUDING OUR FUTURE EARNINGS AND THE CAPITAL COSTS WE INCUR TO LEASE OUR PROPERTIES. WE MAY BE UNABLE TO MAINTAIN OUR CURRENT RATE OF DISTRIBUTIONS ON OUR COMMON SHARES AND FUTURE DISTRIBUTIONS MAY BE SUSPENDED,

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
•

A MAJORITY OF OUR HAWAII PROPERTIES ARE LANDS LEASED FOR RENTS THAT ARE PERIODICALLY RESET BASED ON FAIR MARKET VALUES. THIS QUARTERLY REPORT ON FORM 10-Q STATES THAT REVENUES FROM OUR PROPERTIES IN HAWAII HAVE GENERALLY INCREASED DURING OUR OWNERSHIP AS THE LEASES FOR THOSE PROPERTIES HAVE BEEN RESET OR RENEWED. THERE CAN BE NO ASSURANCE THAT REVENUES FROM OUR HAWAII PROPERTIES WILL INCREASE AS A RESULT OF FUTURE RENT RESETS OR LEASE RENEWALS, AND FUTURE RENTS FROM THESE PROPERTIES COULD DECREASE,

•	WE MAY NOT SUCCEED IN FURTHER DIVERSIFYING OUR TENANTS AND ANY DIVERSIFICATION WE MAY ACHIEVE MAY NOT MITIGATE OUR PORTFOLIO RISKS OR IMPROVE THE SECURITY OF OUR REVENUES OR OUR OPERATING PERFORMANCE,
•	OUR INTENTION TO REDEVELOP CERTAIN OF OUR HAWAII PROPERTIES MAY NOT BE REALIZED OR BE SUCCESSFUL,
•

THE UNEMPLOYMENT RATE IN THE UNITED STATES MAY BECOME WORSE IN THE FUTURE. SUCH CIRCUMSTANCES OR OTHER CONDITIONS MAY REDUCE DEMAND FOR LEASING OFFICE AND INDUSTRIAL SPACE. IF THE DEMAND FOR LEASING OFFICE AND INDUSTRIAL SPACE IS REDUCED, WE MAY BE UNABLE TO RENEW LEASES WITH OUR TENANTS AS LEASES EXPIRE OR ENTER INTO NEW LEASES AT RENTAL RATES AS

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
•

THE MAXIMUM BORROWING AVAILABILITY UNDER OUR REVOLVING CREDIT FACILITY AND TERM LOAN MAY BE INCREASED TO UP TO $2.2 BILLION ON A COMBINED BASIS IN CERTAIN CIRCUMSTANCES; HOWEVER, INCREASING THE MAXIMUM BORROWING AVAILABILITY UNDER OUR REVOLVING CREDIT FACILITY AND TERM LOAN IS SUBJECT TO OUR OBTAINING ADDITIONAL COMMITMENTS FROM LENDERS, WHICH MAY NOT OCCUR,

•	WE HAVE THE OPTION TO EXTEND THE MATURITY DATE OF OUR REVOLVING CREDIT FACILITY UPON PAYMENT OF A FEE AND MEETING CERTAIN OTHER CONDITIONS. HOWEVER, THE APPLICABLE CONDITIONS MAY NOT BE MET,
•

WE BELIEVE THAT OUR RELATIONSHIPS WITH OUR RELATED PARTIES, INCLUDING RMR, GOV, AIC, SNH, AND OTHERS AFFILIATED WITH THEM BENEFIT US AND PROVIDE US WITH COMPETITIVE ADVANTAGES IN OPERATING AND GROWING OUR BUSINESS. IN FACT, THE ADVANTAGES WE BELIEVE WE MAY REALIZE FROM THESE RELATIONSHIPS MAY NOT MATERIALIZE, AND

•

THE MARGINS USED TO DETERMINE THE INTEREST RATE PAYABLE ON OUR REVOLVING CREDIT FACILITY AND TERM LOAN AND THE FACILITY FEE PAYABLE ON OUR REVOLVING CREDIT FACILITY ARE BASED ON OUR CREDIT RATINGS. FUTURE CHANGES IN OUR CREDIT RATINGS MAY CAUSE THE INTEREST AND FEES WE PAY TO CHANGE.

THESE RESULTS COULD OCCUR DUE TO MANY DIFFERENT CIRCUMSTANCES, SOME OF WHICH ARE BEYOND OUR CONTROL, SUCH AS NATURAL DISASTERS, CHANGES IN OUR TENANTS’ FINANCIAL CONDITIONS OR THE MARKET DEMAND FOR LEASED SPACE OR CHANGES IN CAPITAL MARKETS OR THE ECONOMY GENERALLY.

THE INFORMATION CONTAINED ELSEWHERE IN THIS QUARTERLY REPORT ON FORM 10‑Q AND IN OUR ANNUAL REPORT, INCLUDING UNDER THE CAPTION “RISK FACTORS”, OR INCORPORATED HEREIN OR THEREIN, IDENTIFIES OTHER IMPORTANT FACTORS THAT COULD CAUSE DIFFERENCES FROM OUR FORWARD LOOKING STATEMENTS. OUR FILINGS WITH THE SEC ARE AVAILABLE ON THE SEC’S WEBSITE AT WWW.SEC.GOV.

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

Part II.Other Information

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On January 8,  February 6, and March 6, 2015, we issued 3,483, 3,870 and 6,983 of our common shares, respectively, to RMR in payment of a portion of the management fee due to RMR pursuant to our business management agreement with RMR.  We issued these shares pursuant to an exemption from registration contained in Section 4(a)(2) of the Securities Act.

Item 6. Exhibits

3.1	Amended and Restated Declaration of Trust, dated March 9, 2012, as amended to date. (Incorporated by reference to the Company’s Registration Statement on Form S-4, File No. 333-199445.)

3.2	Amended and Restated Bylaws of the Company. (Incorporated by reference to the Company’s Current Report on Form 8‑K dated March 26, 2014.)

4.1	Form of Common Share Certificate. (Incorporated by reference to the Company’s Quarterly Report on Form 10‑Q for the quarter ended September 30, 2012.)

4.2	Indenture, dated February 3, 2015, between the Company and U.S. Bank National Association. (Incorporated by reference to the Company’s Current Report on Form 8-K dated January 29, 2015.)

4.3

First Supplemental Indenture, dated February 3, 2015, between the Company and U.S. Bank National Association, including the forms of 2.85% Senior Note due 2018, 3.60% Senior Note due 2020, 4.15% Senior Note due 2022 and 4.50% Senior Note due 2025. (Incorporated by reference to the Company’s Current Report on Form 8-K dated January 29, 2015.)

10.1

Share Purchase Agreement, dated February 28, 2015, among Government Properties Income Trust, Lakewood Capital Partners, LP, other parties named therein and, for the purpose of specified sections, the Company.  (Incorporated by reference to the Company’s Current Report on Form 8-K dated February 28, 2015.)

12.1	Computation of Ratio of Earnings to Fixed Charges. (Filed herewith.)

31.1	Rule 13a-14(a) Certification. (Filed herewith.)

31.2	Rule 13a-14(a) Certification. (Filed herewith.)

31.3	Rule 13a-14(a) Certification. (Filed herewith.)

31.4	Rule 13a-14(a) Certification. (Filed herewith.)

32.1	Section 1350 Certification. (Furnished herewith.)

101.1

The following materials from Select Income REIT’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income and Comprehensive Income, (iii) the Condensed Consolidated Statements of Cash Flows and (iv) related notes to these financial statements, tagged as blocks of text and detail. (Filed herewith.)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SELECT INCOME REIT

By:	/s/ David M. Blackman
David M. Blackman
President and Chief Operating Officer
Dated: April 29, 2015

By:	/s/ John C. Popeo
John C. Popeo
Treasurer and Chief Financial Officer
(principal financial and accounting officer)
Dated: April 29, 2015