Form 10-Q
period 2015-06-30
Select Income REIT
filed 2015-07-31
CIK 1537667

sa

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

Number of registrant’s common shares of beneficial interest, $.01 par value per share, outstanding as of July 27, 2015: 89,328,640

SELECT INCOME REIT

FORM 10-Q

June 30, 2015

References in this Quarterly Report on Form 10-Q to “SIR”, “we”, “us” or “our” include Select Income REIT and its consolidated subsidiaries unless otherwise expressly stated or the context indicates otherwise.

PART IFinancial Information

Item 1.  Financial Statements

SELECT INCOME REIT

CONDENSED CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except per share data)

(unaudited)

	June 30,	December 31,
	2015	2014
ASSETS
Real estate properties:
Land	$1,026,684	$756,160
Buildings and improvements	2,985,437	1,110,683
	4,012,121	1,866,843
Accumulated depreciation	(128,126)	(94,333)
	3,883,995	1,772,510

Acquired real estate leases, net	503,484	120,700
Cash and cash equivalents	22,709	13,504
Restricted cash	271	42
Rents receivable, including straight line rents of $77,367 and $64,894, respectively, net of allowance for doubtful accounts of $1,527 and $1,664, respectively	82,043	68,385
Deferred leasing costs, net	6,189	6,196
Deferred financing costs, net	18,281	3,416
Other assets	104,445	8,478
Total assets	$4,621,417	$1,993,231

LIABILITIES, NONCONTROLLING INTEREST AND SHAREHOLDERS' EQUITY
Revolving credit facility	$143,000	$77,000
Term loan	350,000	350,000
Senior unsecured notes, net	1,434,560	-
Mortgage notes payable, net	287,138	18,816
Accounts payable and other liabilities	98,883	18,869
Assumed real estate lease obligations, net	89,842	26,475
Rents collected in advance	14,522	9,688
Security deposits	11,590	10,348
Due to related persons	4,129	1,588
Total liabilities	2,433,664	512,784

Commitments and contingencies	-	-

Noncontrolling interest	3,323	-

Shareholders' equity:
Common shares of beneficial interest, $.01 par value: 125,000,000 shares authorized; 89,328,640 and 59,959,750 shares issued and outstanding, respectively	893	600
Additional paid in capital	2,179,223	1,441,036
Cumulative net income	283,355	250,238
Cumulative other comprehensive income (loss)	608	(23)
Cumulative common distributions	(279,649)	(211,404)
Total shareholders' equity	2,184,430	1,480,447
Total liabilities, noncontrolling interest and shareholders' equity	$4,621,417	$1,993,231

See accompanying notes

SELECT INCOME REIT

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(amounts in thousands, except per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

REVENUES:
Rental income	$92,166	$48,465	$172,644	$93,528
Tenant reimbursements and other income	15,048	8,092	28,985	16,057
Total revenues	107,214	56,557	201,629	109,585

EXPENSES:
Real estate taxes	9,019	5,483	17,376	10,935
Other operating expenses	9,801	4,502	18,808	9,029
Depreciation and amortization	32,390	10,495	57,109	19,789
Acquisition related costs	779	136	21,318	374
General and administrative	6,368	2,198	13,160	7,374
Total expenses	58,357	22,814	127,771	47,501

Operating income	48,857	33,743	73,858	62,084

Interest expense (including net amortization of debt premiums and discounts and deferred financing fees of $1,210, $399, $2,381 and $804, respectively)	(19,497)	(3,634)	(33,676)	(6,992)
(Loss) gain on early extinguishment of debt	-	-	(6,845)	243
Income before income tax expense and equity in earnings of an investee	29,360	30,109	33,337	55,335
Income tax expense	(195)	(19)	(226)	(90)
Equity in earnings of an investee	23	118	95	21
Net income	29,188	30,208	33,206	55,266
Net income allocated to noncontrolling interest	(48)	-	(89)	-
Net income attributed to SIR	$29,140	$30,208	$33,117	$55,266

Other comprehensive income:
Unrealized gain on interest rate swap	432	-	650	-
Equity in unrealized (loss) gain of an investee	(64)	22	(19)	41
Other comprehensive income	368	22	631	41
Comprehensive income	29,556	30,230	33,837	55,307
Comprehensive income allocated to noncontrolling interest	(48)	-	(89)	-
Comprehensive income attributed to SIR	$29,508	$30,230	$33,748	$55,307

Weighted average common shares outstanding - basic	88,617	54,136	84,078	51,991
Weighted average common shares outstanding - diluted	88,631	54,190	84,090	52,071

Basic and diluted net income attributed to SIR per common share	$0.33	$0.56	$0.39	$1.06

See accompanying notes

SELECT INCOME REIT

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

(unaudited)

	Six Months Ended June 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$33,206	$55,266
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	33,828	12,950
Net amortization of debt premiums and discounts and deferred financing fees	2,381	804
Amortization of acquired real estate leases and assumed real estate lease obligations	20,532	6,326
Amortization of deferred leasing costs	699	464
Provision for losses on rents receivable	(288)	165
Straight line rental income	(12,473)	(8,057)
Loss (gain) on early extinguishment of debt	6,845	(243)
Other non-cash expenses	1,188	1,404
Equity in earnings of an investee	(95)	(21)
Change in assets and liabilities:
Restricted cash	916	-
Rents receivable	3,457	3,670
Deferred leasing costs	(262)	(889)
Other assets	(302)	590
Accounts payable and other liabilities	18,871	(886)
Rents collected in advance	(5,360)	406
Security deposits	181	1,858
Due to related persons	2,624	151
Net cash provided by operating activities	105,948	73,958

CASH FLOWS FROM INVESTING ACTIVITIES:
Real estate acquisitions	(1,992,577)	(208,816)
Real estate improvements	(2,131)	(1,436)
Proceeds from sale of properties	509,045	-
Investment in Affiliates Insurance Company	-	(825)
Investment in Reit Management & Research Inc.	(18,461)	-
Net cash used in investing activities	(1,504,124)	(211,077)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common shares, net	-	277,373
Proceeds from issuance of senior unsecured notes, net	1,433,694	-
Proceeds from borrowings	1,572,000	228,000
Payments of borrowings	(1,506,122)	(320,615)
Deferred financing fees	(23,761)	-
Distributions to common shareholders	(68,245)	(46,860)
Distributions to noncontrolling interest	(185)	-
Net cash provided by financing activities	1,407,381	137,898

Increase in cash and cash equivalents	9,205	779
Cash and cash equivalents at beginning of period	13,504	20,025
Cash and cash equivalents at end of period	$22,709	$20,804

SUPPLEMENTAL DISCLOSURES:
Interest paid	$8,149	$6,296
Income taxes paid	$293	$93

NON-CASH INVESTING ACTIVITIES:
Real estate and investment acquired by issuance of shares	$(737,267)	$-
Real estate acquired by assumption of mortgage notes payable	$(297,698)	$-
Real estate sold by assumption of mortgage notes payable	$29,955	$-
Working capital assumed	$(20,720)	$-

NON-CASH FINANCING ACTIVITIES:
Assumption of mortgage notes payable	$297,698	$-
Issuance of SIR common shares	$737,267	$-

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

In February 2015, the FASB issued ASU No. 2015-02, Consolidation.  Among other things, this update changes how an entity determines the primary beneficiary of a variable interest entity.  This update is effective for interim and annual periods beginning after December 15, 2015, with early adoption permitted.  The implementation of this update is not expected to cause any significant changes to our condensed consolidated financial statements.

In April 2015, the FASB issued ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs, which requires debt issuance costs to be presented in the balance sheet as a direct deduction from the associated debt liability. This update is effective for interim and annual reporting periods beginning after December 15, 2015 and requires retrospective application. The implementation of this update is not expected to cause any material changes to our condensed consolidated financial statements other than the reclassification of debt issuance costs from assets to liabilities on our condensed consolidated balance sheets. When adopted, deferred financing costs of $18,281 and $3,416 as of June 30, 2015 and December 31, 2014, respectively, will be reclassified from assets to the related debt obligations on our condensed consolidated balance sheets.

In May 2014, the FASB issued ASU No. 2014-09, Revenue From Contracts With Customers, which outlines a comprehensive model for entities to use in accounting for revenue arising from contracts with customers. This ASU states that “an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.” While this ASU specifically references contracts with customers, it may apply to certain other transactions such as the sale of real estate or equipment. In July 2015, the FASB approved a one year deferral of the effective date for this ASU to interim and annual reporting periods beginning after December 15, 2017.  We are continuing to evaluate this guidance; however, we do not expect its adoption to have a material impact on our condensed consolidated financial statements, as a substantial portion of our revenue consists of rental income from leasing arrangements, which are specifically excluded from this ASU.

Note 3.  Real Estate Properties

As of June 30, 2015, we owned 116 properties (355 buildings, leasable land parcels and easements) with approximately 43,921,000 rentable square feet.

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

At the effective time of the CCIT Merger, we acquired CCIT’s full property portfolio which included 64 office and industrial net leased properties, or the 64 CCIT Properties, as well as 23 healthcare properties which we sold concurrently to Senior Housing Properties Trust, or SNH. The total consideration for our acquisition of CCIT’s full portfolio was $2,997,601, including the assumption of $297,698 of mortgage debt principal (of which $29,955 was assumed by SNH in the sale of the healthcare properties) and excluding acquisition related costs. Pursuant to the terms of the Merger Agreement, we paid $1,245,321 in cash and issued 28,439,111 of our common shares to former holders of CCIT common stock at a value of $25.20 per share, or $716,666. The following tables summarize the total consideration, the preliminary estimated fair values of the assets acquired and liabilities assumed in the CCIT Merger, based on our current best estimates, and the net purchase price after the completion of the sale of 23 healthcare properties to SNH:

Total Purchase Price (excluding acquisition costs):
Aggregate share consideration	$716,666
Assumed working capital	3,597
Assumed mortgage principal	297,698
Noncash portion of purchase price	1,017,961
Cash consideration paid to former holders of CCIT common stock	1,245,321
CCIT shareholders distribution, debt and loan assumption costs paid at closing	734,319
Cash portion of purchase price	1,979,640
Gross purchase price	$2,997,601

Preliminary Purchase Price Allocation:
Land	$324,329
Buildings and improvements	2,261,704
Acquired real estate leases	489,463
Cash	17,127
Restricted cash	1,145
Rents receivable	4,354
Other assets	565
Total assets	3,098,687

Mortgage notes payable (1)	(299,710)
Fair value of derivative instrument (2)	(1,779)
Accounts payable and accrued expenses	(15,533)
Assumed real estate lease obligations	(70,682)
Rents collected in advance	(10,194)
Security deposits	(1,061)
Amount allocated to noncontrolling interest	(3,422)
Net assets acquired	2,696,306

Assumed working capital	3,597
Assumed principal balance of debt	297,698
Gross purchase price	$2,997,601

Reconciliation to Net Purchase Price (excluding acquisition costs):
Gross purchase price	$2,997,601
Proceeds from properties sold to SNH	(509,045)
Mortgage principal assumed by SNH, including loan assumption costs of $300 (3)	(30,255)
Net purchase price	$2,458,301

(1)	Includes the fair value adjustment totaling $2,012 on $297,698 of mortgage principal assumed in connection with the CCIT Merger.
(2)	Represents the fair value of an interest rate swap agreement relating to $41,000 of mortgage notes payable assumed in connection with the CCIT Merger.
(3)	Excludes the fair value adjustment totaling $1,073.

In accordance with GAAP, we accounted for the CCIT Merger as a business combination with SIR treated as the acquirer of CCIT for accounting purposes. Under business combination accounting rules, the assets acquired and liabilities assumed were recorded as of the acquisition date, at their respective estimated fair value, and added to those of SIR. We allocated the purchase price of this acquisition based on the estimated fair values of the acquired assets and liabilities assumed in a manner consistent with our purchase price allocation policy described in our Annual Report. We engaged an independent real estate consulting firm to provide the purchase price allocations and to provide market information and evaluations which are relevant to purchase price allocations and determinations of useful lives. As of June 30, 2015, the allocation of purchase price was based on preliminary estimates and may change upon the completion of (i) third party appraisals and (ii) our analysis of acquired in place leases and building valuations. As of the date acquired, the weighted average amortization periods for capitalized above market lease values, lease origination value and capitalized below market lease values were 10.2 years, 11.4 years and 12.3 years, respectively.

During the six months ended June 30, 2015, we also acquired one property (one building) with 106,397 rentable square feet and an ancillary land parcel adjacent to one of our existing properties for an aggregate purchase price of $18,850, excluding acquisition costs. We allocated the purchase prices of these acquisitions based on the estimated fair value of the acquired assets and assumed liabilities as follows:

								Assumed
							Acquired	Real Estate	Other
		Properties/	Square	Purchase		Building and	Real Estate	Lease	Assumed
Date	Location	Buildings	Feet	Price (1)	Land	Improvements	Leases	Obligations	Liabilities
April 2015	Phoenix, AZ (2)	1 / 1	106,397	$16,850	$2,490	$10,799	$3,649	$(78)	$(10)
April 2015	Birmingham, AL	-	-	2,000	2,000	-	-	-	-
		1 / 1	106,397	$18,850	$4,490	$10,799	$3,649	$(78)	$(10)

(1)	Purchase price excludes acquisition related costs.
(2)

This acquisition was accounted for as a business combination.  The allocation of purchase price is based on preliminary estimates and may change upon the completion of (i) third party appraisals and (ii) our analysis of acquired in place leases and building valuations.

During the period presented in this report, we also agreed to acquire the following properties:

•

In June 2015, we entered an agreement to acquire an office property (one building) in Kansas City, MO containing approximately 596,000 rentable square feet for $153,500, excluding acquisition costs. The property is 100% leased for approximately 15.9 years. This pending acquisition is subject to closing conditions; accordingly, we can provide no assurance that we will acquire this property.

•

In June 2015, we entered an agreement to acquire an office property (three buildings) in Richmond, VA containing approximately 89,000 rentable square feet for $12,750, excluding acquisition costs. The property is 100% leased for approximately 7.0 years. This property was acquired on July 20, 2015.

Certain of our real estate assets contain hazardous substances, including asbestos. We believe the asbestos at our properties is contained in accordance with current environmental regulations and we have no current plans to remove it. If these properties were demolished today, certain environmental regulations specify the manner in which the asbestos must be removed and we could incur substantial costs complying with such regulations. Due to the uncertainty of the timing and amount of costs we may incur, we cannot reasonably estimate the fair value and we have not recognized a liability in our financial statements for these costs. Certain of our industrial lands in Hawaii may require environmental remediation, especially if the use of those lands is changed; however, we do not have any present plans to change the use of those land parcels or to undertake this environmental cleanup. In general, we do not have any insurance designated to limit any losses that we may incur as a result of known or unknown environmental conditions which are not caused by an insured event, such as, for example, fire or flood, although some of our tenants may maintain such insurance. However, as of June 30, 2015 and December 31, 2014, accrued environmental remediation costs totaling $8,160 and $8,150, respectively, were included in accounts payable and accrued expenses in our condensed consolidated balance sheets. These accrued environmental remediation costs relate to maintenance of our properties for current uses and, because of the indeterminable timing of the remediation, these amounts have not been discounted to present value. We do not believe that there are environmental conditions at any of our properties that will have a material adverse effect on us. However, no assurances can be given that such conditions are not present in our properties or that other costs we incur to remediate contamination will not have a material adverse effect on our business or financial condition. Charges for environmental remediation costs are included in other operating expenses in our condensed consolidated statements of comprehensive income.

Pro Forma Information:

The following table presents our pro forma results of operations for the six months ended June 30, 2015 and 2014 as if the CCIT Merger and the related financing activities described above and in Note 6, had occurred on January 1, 2014. This pro forma data also includes two additional properties (four buildings) we acquired in 2015 for an aggregate purchase price of $29,600, excluding acquisition costs, three properties ( three buildings) we acquired during 2014 for an aggregate purchase price of $222,230, excluding acquisition costs, and 10,000,000 of our common shares we sold during 2014 in a public offering at a price of $29.00 per share. This pro forma data is not necessarily indicative of what our actual results of operations would have been for the periods presented, nor does it represent the results of operations for any future period. Differences could result from numerous factors, including future changes in our portfolio of investments, changes in interest rates, changes in our capital structure, changes in net property level operating expenses, changes in property level revenues, including rents expected to be received on our existing leases or leases we may enter into during and after 2015, and for other reasons.

	Six Months Ended
	June 30,
	2015	2014
Total revenues	$218,188	$216,224
Net income attributed to SIR	$53,751	$60,820
Net income attributed to SIR per share	$0.60	$0.68

During the six months ended June 30, 2015, we recognized revenues of $95,739 and operating income of $79,436, arising from our 2014 and 2015 acquisitions.

Note 4.  Segment Information and Tenant Concentration

We operate in one business segment: ownership of properties that include buildings and leased commercial and industrial lands that are primarily net leased to single tenants, with no one tenant accounting for more than 10% of our total revenues. A “net leased property” or a property being “net leased” means that the building or land lease requires the tenant to pay rent and pay, or reimburse us, for all, or substantially all, property level operating expenses and capital expenditures, such as real estate taxes, insurance, utilities, maintenance and repairs, other than, in certain circumstances, roof and structural element related expenditures; in some instances, tenants instead reimburse us for all expenses in excess of certain amounts included in the stated rent. We define a single tenant leased building or leased land as a building or land parcel with at least 90% of its rentable square footage leased to one tenant. Our buildings and lands are primarily leased to single tenants; however, we also own some multi-tenant buildings on the island of Oahu, HI, and one mainland multi-tenant office building. For the three months ended June 30, 2015 and 2014, approximately 20.3% and 37.1%, respectively, and for the six months ended June 30, 2015 and 2014, approximately 22.3% and 39.4%, respectively, of total revenues were from 11 properties ( 229 buildings, leasable land parcels and easements) with a combined approximately 17,778,000 rentable square feet that we own in Oahu, HI.

Note 5. Derivatives and Hedging Activities

Risk Management Objective of Using Derivatives:

We are exposed to certain risks relating to our ongoing business operations, including the effect of changes in interest rates. A part of our interest rate risk is the only risk currently managed by us using derivative instruments. We have an interest rate swap agreement to manage our interest rate risk exposure on $41,000 of mortgage notes payable due 2020, with interest payable at a rate equal to a spread over LIBOR. The use of derivative financial instruments carries certain risks, including the risk that the counterparties to these contractual arrangements are not able to perform under the agreements. To mitigate this risk, we only enter into derivative financial instruments with counterparties with high credit ratings. We do not anticipate that any of the counterparties will fail to meet their obligations.

Cash Flow Hedges of Interest Rate Risk:

We record all derivatives on the balance sheet at fair value. The following table summarizes the terms of our outstanding interest rate swap agreement, which we designate as a cash flow hedge, and which was assumed in connection with the CCIT Merger:

Fair Value
		Notional				of Liability
		as of	Interest	Effective	Maturity	as of
	Balance Sheet Location	June 30, 2015	Rate (1)	Date	Date	June 30, 2015
Interest Rate Swap	Accounts Payable and Accrued Liabilities	$ 41,000	4.16%	1/29/2015	8/3/2020	$ 1,063

(1)	The interest rate consists of the underlying index swapped to a fixed rate and the applicable interest rate spread.

The interest rate swap agreement manages our interest rate risk exposure on $41,000 of mortgage debt due in 2020, which requires interest at LIBOR plus 200 basis points.  The interest rate swap agreement qualifies as a cash flow hedge and effectively modifies our exposure to interest rate risk by converting our floating interest rate debt to a fixed interest rate basis for this loan through August 3, 2020, thus reducing the impact of interest rate changes on future interest expense.  This agreement involves the receipt of floating interest rate amounts in exchange for fixed rate interest payments over the life of the agreement without an exchange of the underlying principal amount.  The fair value of our derivative instrument liability declined by $650 from the closing of the CCIT Merger to June 30, 2015, based primarily on changes in market interest rates. We may enter into additional interest rate swaps or hedge agreements to manage some of our additional interest rate risk associated with our other floating rate borrowings.  The table below presents the effects of our interest rate derivative on our condensed consolidated statements of comprehensive income for the three and six months ended June 30, 2015:

	Three Months	Six Months
	Ended	Ended
	June 30, 2015	June 30, 2015

Amount of gain (loss) recognized in cumulative
other comprehensive income (effective portion)	$324	$680
Amount of gain (loss) reclassified from cumulative
other comprehensive income into
interest expense (effective portion)	$108	$(30)

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in cumulative other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The ineffective portions of the change in fair value of the interest rate swap agreement were considered immaterial for the three and six months ended June 30, 2015. Additional disclosures related to the fair value of this derivative instrument are included in Note 7. The notional amount under the interest rate swap agreement is an indication of the extent of our involvement in the instrument, but does not represent exposure to credit, interest rate or market risks. During the next twelve months, we currently estimate that an additional $400 may be reclassified from other comprehensive income as an increase to interest expense.

Credit-Risk-Related Contingent Features:

Under an agreement with our derivative counterparty, if we either default or are capable of being declared in default on any of our indebtedness, then we could also be declared in default on our derivative obligation.

As of June 30, 2015, the fair value of our interest rate swap was a liability of $1,063, including accrued interest but excluding any adjustment for nonperformance risk related to this agreement. As of June 30, 2015, we had not posted any collateral related to this agreement and we were not in breach of any agreement provisions. If we had breached any of the provisions, we could have been required to settle our obligation under the agreement at the termination value.

Note 6.  Indebtedness

At June 30, 2015 and December 31, 2014, our outstanding indebtedness consisted of the following:

	June 30,	December 31,
	2015	2014
Revolving credit facility, due in 2019	$143,000	$77,000
Term loan, due in 2020	350,000	350,000
Senior unsecured notes, 2.85%, due in 2018	350,000	-
Senior unsecured notes, 3.60%, due in 2020	400,000	-
Senior unsecured notes, 4.15%, due in 2022	300,000	-
Senior unsecured notes, 4.50%, due in 2025	400,000	-
Mortgage note payable, LIBOR plus 160 bps, due in 2016 (1)	40,233	-
Mortgage note payable, 5.950%, due in 2017 (1)	17,877	17,999
Mortgage note payable, 4.50%, due in 2019 (1) (2)	2,000	-
Mortgage note payable, 4.50%, due in 2019 (1) (2)	2,400	-
Mortgage note payable, 3.87%, due in 2020 (1) (2)	12,360	-
Mortgage note payable, 4.16%, due in 2020 (1) (3)	41,000	-
Mortgage note payable, 3.99%, due in 2020 (1) (2)	48,750	-
Mortgage note payable, 3.55%, due in 2023 (1) (2)	71,000	-
Mortgage note payable, 3.70%, due in 2023 (1) (2)	50,000	-
	2,228,620	444,999
Plus: net premiums and (discounts)	(13,922)	817
	$2,214,698	$445,816

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

On January 9, 2015, we replaced our then existing $750,000 unsecured revolving credit facility and $350,000 unsecured term loan with a new credit agreement providing $1,100,000 in aggregate borrowing availability, or the credit agreement. The credit agreement replaced our prior revolving credit facility maturing on March 11, 2016 with a new $750,000 unsecured revolving credit facility that has a maturity date of March 29, 2019, interest payable on borrowings of LIBOR plus 105 basis points and a facility fee of 20 basis points per annum, based on the total amount of lending commitments. Both the interest rate premium and the facility fee for the new revolving credit facility are subject to adjustment based on changes to our credit ratings. Upon the payment of an extension fee and meeting certain other conditions, we have an option to extend the maturity date of the new revolving credit facility to March 29, 2020. As of June 30, 2015, the interest rate payable on borrowings under our new revolving credit facility was 1.23%. The weighted average interest rate for borrowings under our new and prior revolving credit facility for the three and six months ended June 30, 2015 was 1.23% and 1.26%, respectively, and 1.45% for both the three and six months ended June 30, 2014. We can borrow, repay and reborrow funds available under our revolving credit facility until maturity, and no principal repayment is due until maturity.  As of June 30, 2015 and July 27, 2015, we had $143,000 and $130,000, respectively, outstanding under our revolving credit facility.

The credit agreement also replaced our prior term loan maturing on July 11, 2017 with a new $350,000 unsecured term loan that has a maturity date of March 31, 2020 and interest payable on the amount outstanding of LIBOR plus 115 basis points. The interest rate premium for the new term loan is subject to adjustment based on changes to our credit ratings. As of June 30, 2015, the interest rate payable for the amount outstanding under our new term loan was 1.33%.  The weighted average interest rate for the amount outstanding under our new and prior term loan was 1.33% and 1.34% for the three and six months ended June 30, 2015, respectively, and 1.69% for both the three and six months ended June 30, 2014.

In addition, the credit agreement governing our revolving credit facility and term loan includes a feature under which the maximum borrowing availability under the facilities may be increased to up to $2,200,000 on a combined basis under certain circumstances.

The credit agreement and our senior notes indenture and its supplement provide for acceleration of payment of all amounts due thereunder upon the occurrence and continuation of certain events of default, such as, in the case of our credit agreement, a change of control of us, which includes RMR LLC ceasing to act as our business manager and property manager. Our senior notes indenture and its supplement and our credit agreement also contain a number of covenants, including covenants that restrict our ability to incur debts or to make distributions under certain circumstances and generally require us to maintain certain financial ratios.  We believe we were in compliance with the terms and conditions of the respective covenants under our senior unsecured notes indenture and its supplement and our credit agreement at June 30, 2015.

In connection with the closing of the CCIT Merger, we entered into a bridge loan agreement with a group of institutional lenders pursuant to which we obtained a 364-day $1,000,000 senior unsecured bridge loan, which had a maturity date of January 28, 2016, bore interest at LIBOR plus 140 basis points (subject to adjustment based on changes to SIR’s credit ratings), and was prepayable in whole or in part at any time.  On February 3, 2015, we repaid in full the $1,000,000 senior unsecured bridge loan and reduced amounts then outstanding on our revolving credit facility with net proceeds from an underwritten public offering of $1,450,000 aggregate principal amount of senior unsecured notes, which included: $350,000 aggregate principal amount of 2.85% unsecured senior notes due 2018; $400,000 aggregate principal amount of 3.60% unsecured senior notes due 2020; $300,000 aggregate principal amount of 4.15% unsecured senior notes due 2022; and $400,000 aggregate principal amount of 4.50% unsecured senior notes due 2025. We also assumed eight mortgage notes associated with properties that we acquired in the CCIT Merger, including $267,743 in aggregate principal amount, net of mortgage notes related to properties sold to SNH.

During the six months ended June 30, 2015, we recognized a loss on early extinguishment of debt aggregating $6,845 from the write off of unamortized deferred financing fees related to the repayment and termination of the bridge loan that was used in connection with the CCIT Merger, our prior revolving credit facility and our prior term loan.

At June 30, 2015, nine of our properties (12 buildings) with an aggregate net book value of $467,767 secured mortgage notes we assumed in connection with our acquisition of those properties. The aggregate principal amount outstanding under these mortgage notes as of June 30, 2015, was $285,620. These mortgage notes are non-recourse, subject to certain limited exceptions, and do not contain any material financial covenants.

Note 7. Fair Value of Financial Instruments

The table below presents a liability measured at fair value during 2015, categorized by the level of inputs used in the valuation of the liability:

Fair Value at Reporting Date Using
		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
		Identical Assets	Observable Inputs	Inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)
Recurring Fair Value Measurements:
Interest rate swap (1)	$(1,063)	$-	$(1,063)	$-

(1)

As discussed in Note 5, we assumed an interest rate swap agreement on a $41,000 mortgage note assumed in connection with the CCIT Merger. This interest rate swap agreement is carried at fair value and is valued using Level 2 inputs. The fair value of this instrument is determined using interest rate pricing models. Considerable judgment is necessary to develop estimated fair values of financial assets and liabilities. Accordingly, the estimate presented in the table above is not necessarily indicative of the amount for which we could be liable upon extinguishment of the liability.

In addition to the liability described in the table above, our financial instruments include cash and cash equivalents, restricted cash, rents receivable, a revolving credit facility, a term loan, unsecured senior notes, mortgage notes payable, accounts payable, rents collected in advance, security deposits and amounts due to related persons. At

June 30, 2015 and December 31, 2014, the fair value of our financial instruments approximated their carrying values in our condensed consolidated financial statements, except as follows:

	At June 30, 2015		At December 31, 2014
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
Senior unsecured notes	$1,434,560	$1,444,505	$-	$-
Mortgage notes payable	$246,905	$245,116	$18,816	$19,401

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

Note 8. Noncontrolling Interest

One of the properties acquired in connection with the CCIT Merger is owned pursuant to a joint venture arrangement. The joint venture was formed by CCIT on December 19, 2013 to own and manage an office building with approximately 344,000 square feet in Duluth, GA. Pursuant to the joint venture agreement, the joint venture partner has the right to exercise an option after two years whereby we will be required to purchase the remaining 11.0% ownership interest of the joint venture partner at a fair market value. Upon the closing of the CCIT Merger, we determined that we have a controlling interest in this joint venture and therefore meet the GAAP requirements for consolidation under the voting model. We recorded the noncontrolling interest in this joint venture at its acquisition date fair value of $3,422 and have classified it as temporary equity due to the redemption option existing outside of our control. The portion of the joint venture’s net income and comprehensive income not allocated to us, or $48 and $89 for the three and six months ended June 30, 2015, respectively, is reported as noncontrolling interest in our condensed consolidated statements of comprehensive income. As of June 30, 2015, this joint venture held real estate assets with an aggregate net book value of $58,170 and variable rate mortgage debt of $40,233.

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

Note 9.  Shareholders’ Equity

Share Issuances:

In connection with the CCIT Merger, we issued 28,439,111 of our common shares to former holders of CCIT common stock. We also issued 880,000 of our common shares in June 2015 in connection with our acquisition of an interest in Reit Management & Research Inc., or RMR Inc., as described in Note 11. RMR Inc. is the parent company of Reit Management & Research LLC, or RMR LLC, our manager.

During the six months ended June 30, 2015, we issued 37,689 of our common shares to RMR LLC as part of the business management fees payable by us under our business management agreement.  See Note 11 for further information regarding this agreement and recent amendments to this agreement.

On May 13, 2015, we granted 2,500 of our common shares, valued at $22.97 per share, the closing price of our common shares on the New York Stock Exchange on that day, to each of our five Trustees as part of their annual compensation.

Distributions:

On February 24, 2015, we paid a distribution of $0.48 per common share, or $28,782, to shareholders of record on January 23, 2015. On February 27, 2015, we paid a prorated distribution of $0.1493 per common share, or $8,953, to shareholders of record on January 28, 2015, the last business day immediately prior to the effective date of the CCIT

Merger. This prorated distribution was calculated based upon our historical quarterly dividend rate ($0.48 per share per quarter) for the period from January 1, 2015 to January 28, 2015, its payment was conditioned upon the closing of the CCIT Merger and it was intended to permit us to align the two companies’ distributions for the first quarter of 2015. On May 21, 2015, we paid a prorated distribution of $0.3444 per common share, or $30,452, for the period from and including January 29, 2015 (the effective date of the CCIT Merger) through March 31, 2015, to shareholders of record on April 24, 2015.  This prorated distribution is based on a quarterly distribution rate of $0.50 per share.

On July 13, 2015, we declared a quarterly distribution of $0.50 per common share, or approximately $44,700, to shareholders of record on July 24, 2015. We expect to pay this distribution on or about August  20, 2015 using existing cash balances and borrowings under our revolving credit facility.

Note 10.  Per Common Share Amounts

We calculate basic earnings per common share by dividing allocable net income by the weighted average number of common shares outstanding during the period. We calculate diluted earnings per common share by using the more dilutive of the two class method or the treasury stock method. Unvested share awards and other potentially dilutive common shares, and the related impact on earnings, are considered when calculating diluted earnings per share. The following table provides a reconciliation of the weighted average number of common shares used in the calculation of basic and diluted earnings per share (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Weighted average common shares for basic earnings per share	88,617	54,136	84,078	51,991
Effect of dilutive securities: unvested share awards	14	54	12	80
Weighted average common shares for diluted earnings per share	88,631	54,190	84,090	52,071

Note 11.  Related Person Transactions

We have relationships and historical and continuing transactions with RMR LLC, RMR Inc. and others related to them, including other companies to which RMR LLC provides management services and which have trustees, directors and officers who are also trustees, directors or officers of us, RMR Inc. or RMR LLC. For further information about these and other such relationships and certain other related person transactions, please refer to our Annual Report and our Form 8-K filed with the Securities and Exchange Commission, or SEC, on June 8, 2015.

Acquisition of Interest in our Manager: On June 5, 2015, we and three other real estate investment trusts, or REITs, to which RMR  LLC provides management services – Government Properties Income Trust, or GOV, Hospitality Properties Trust, or HPT, and SNH, and collectively with GOV and HPT, the Other REITs – participated in a transaction, or the Up-C Transaction, by which we and the Other REITs each acquired an interest in RMR Inc.

The Up-C Transaction was completed pursuant to a transaction agreement by and among us, our manager, RMR LLC, its then sole member, Reit Management & Research Trust, or RMR Trust, and RMR Inc. and similar transaction agreements that each Other REIT entered into with RMR LLC, RMR Trust and RMR Inc. RMR Trust is owned by our Managing Trustees, Barry and Adam Portnoy. Pursuant to these transactions agreements: we contributed to RMR Inc. 880,000 of our common shares, valued at $20,601, and $15,880 in cash; GOV contributed to RMR Inc. 700,000 of its common shares and $3,917 in cash;  HPT contributed to RMR Inc. 1,490,000 of its common shares and $12,622 in cash; SNH contributed to RMR Inc. 2,345,000 of its common shares and $13,967 in cash; RMR Trust contributed to RMR Inc. $11,520 in cash, which RMR Inc. contributed to RMR LLC; RMR LLC issued 1,000,000 of its class B membership units to RMR Inc.; RMR Inc. issued 3,166,891 shares of its class A common stock to us, 1,541,201 shares of its class A common stock to GOV, 5,019,121 shares of its class A common stock to HPT, 5,272,787 shares of its class A common stock to SNH, and 1,000,000 shares of its class B-1 common stock and 15,000,000 shares of its class B-2 common stock to RMR Trust; RMR Trust delivered 15,000,000 of the 30,000,000 class A membership units of RMR LLC which RMR Trust then owned to RMR Inc.; and RMR Inc. delivered to RMR Trust our common shares, the common shares of the Other REITs and the cash which had been contributed by us and the Other REITs to RMR Inc.

The class A common stock and class B-1 common stock of RMR Inc. share ratably as a single class in dividends and other distributions of RMR Inc. when and if declared by the board of directors of RMR Inc. and have the same rights in a liquidation of RMR Inc. The class B-1 common stock of RMR Inc. is convertible into class A common stock of RMR Inc. on a 1:1 basis. The class A common stock of RMR Inc. has one vote per share. The class B-1 common stock of RMR Inc. has 10 votes per share. The class B-2 common stock of RMR Inc. has no economic interest in RMR Inc., but has 10 votes per share and is paired with the class A membership units of RMR LLC owned by RMR Trust. The class A membership units of RMR LLC owned by RMR Trust are required to be redeemed by RMR LLC upon request by RMR Trust for class A common stock of RMR Inc. on a 1:1 basis, or if RMR Inc. elects, cash. Under the governing documents of RMR Inc., upon the redemption of a class A membership unit of RMR LLC, the class B-2 common stock of RMR Inc. “paired” with an equal number of class A membership units are cancelled for no additional consideration.

As part of the Up-C Transaction and concurrently with entering the transaction agreements, on June 5, 2015:

•

We entered an amended and restated business management agreement with RMR LLC and an amended and restated property management agreement with RMR LLC. The amendments made by these agreements are described below in this note under “Amendment and Restatement of Management Agreements with RMR LLC.” Each Other REIT also entered amended and restated business and property management agreements with RMR LLC which made similar amendments to their management agreements with RMR LLC.

•

We entered a registration rights agreement with RMR Inc. covering the class A common stock of RMR Inc. that we received in the Up-C Transaction, pursuant to which we received demand and piggyback registration rights, subject to certain limitations. Each Other REIT entered into a similar registration rights agreement with RMR Inc.

•

We entered into a lock up and registration rights agreement with RMR Trust and Barry and Adam Portnoy pursuant to which RMR Trust and Barry and Adam Portnoy agreed not to transfer the 880,000 of our common shares RMR Trust received in the Up-C Transaction for a period of 10 years and we granted them certain registration rights, subject to certain limited exceptions. Each Other REIT also entered into a similar lock up and registration rights agreement with RMR Trust and Barry and Adam Portnoy.

As a result of the Up-C Transaction: RMR LLC became a subsidiary of RMR Inc.; RMR Inc. became the managing member of RMR LLC; through our ownership of class A common stock of RMR Inc., we currently have an indirect 10.2% economic interest in RMR LLC; through their ownership of class A common stock of RMR Inc., GOV, HPT and SNH currently have an indirect 5.0%,  16.2% and 17.0% economic interest in RMR LLC, respectively; and RMR Trust through its ownership of class B-1 common stock of RMR Inc., class B-2 common stock of RMR Inc. and  class A membership units of RMR LLC currently directly and indirectly has a 51.6% economic interest in RMR LLC and controls 91.4% of the voting power of outstanding capital stock of RMR Inc.

Pursuant to the transaction agreements, we and each Other REIT agreed to distribute approximately half of the shares of class A common stock of RMR Inc. received in the Up-C Transaction to our respective shareholders as a special distribution, and RMR Inc. agreed to facilitate this distribution by filing a registration statement with the SEC to register the shares of class A common stock of RMR Inc. to be distributed and by seeking a listing of those shares on a national stock exchange upon the registration statement being declared effective by the SEC.    The distribution of class A common stock of RMR Inc. that we and the Other REITs have agreed to make to our and the Other REITs’ shareholders will be made only after a registration statement, including a prospectus, is declared effective by the SEC.

Amendment and Restatement of Management Agreements with RMR LLC: As part of the Up-C Transaction, on June 5, 2015, we and RMR LLC entered into an amended and restated business management agreement, or the amended business management agreement, which amended and restated our pre-existing business management agreement with RMR LLC, and an amended and restated property management agreement, or the amended property management agreement, which amended and restated our pre-existing property management agreement with RMR LLC. Our amended business management agreement and amended property management agreement are referred to together in this Note as our amended management agreements. Our amended management agreements were effective as of June 5, 2015.

Our amended management agreements have terms that end on December 31, 2035, and automatically extend on December 31st of each year for an additional year, so that the terms of the agreements thereafter end on the 20th anniversary of the date of the extension. We have the right to terminate each amended management agreement: (i) at any time on 60 days’ written notice for convenience, (ii) immediately upon written notice for cause, as defined therein, (iii) on 60 days’ written notice given within 60 days after the end of any calendar year for a performance reason, as defined therein, and (iv) by written notice during the 12 months following a change of control of RMR LLC, as defined therein. RMR LLC has the right to terminate the amended management agreements for good reason, as defined therein.

If we terminate one or both of our amended management agreements for convenience, or if RMR LLC terminates one or both of our amended management agreements for good reason, we have agreed to pay RMR LLC a termination fee in an amount equal to the sum of the present values of the monthly future fees, as defined therein, for the terminated amended management agreement(s) for the remaining term.  If we terminate one or both of our amended management agreements for a performance reason, as defined therein, we have agreed to pay RMR LLC the termination fee calculated as described above, but assuming a remaining term of 10 years.  We are not required to pay any termination fee if we terminate our amended management agreements for cause or as a result of a change of control of RMR LLC.

RMR LLC Management Fees and Reimbursements:  We recognized business management fees of $5,369 and $962 for the three months ended June 30, 2015 and 2014, respectively, and $10,015 and $5,333 for the six months ended June 30, 2015 and 2014, respectively.  As of June 30, 2015, no incentive fees are estimated to be payable to RMR LLC for 2015.  Although no incentive fee was ultimately payable to RMR LLC under our business management agreement for 2014, the fees for the three and six months ended June 30, 2014, included then estimated 2014 incentive fees of ($1,611) and $427, respectively, that would have been payable in common shares after the year end 2014 based on our common share total return for the six months ended June 30, 2014.  The lower business management fees we recognized for the three months ended June 30, 2014, compared with the three months ended June 30, 2015, reflect the reversal recognized for the three months ended June 30, 2014, of the amount by which the estimated 2014 incentive fee accrued as of March 31, 2014 exceeded the amount of that fee estimated as of June 30, 2014.

The business management fees we recognized for the 2015 and 2014 periods are included in general and administrative expenses in our condensed consolidated statements of comprehensive income.  In accordance with the terms of our previous business management agreement, we issued 34,206 and 16,897 of our common shares for the six months ended June 30, 2015 and 2014, respectively, as payment for portions of the base business management fees we recognized for those periods.  Our amended business management agreement requires that 100% of the management fee due to RMR LLC be paid by us in cash.

Pursuant to our property management agreement with RMR LLC, the property management fees, including construction supervision fees, we recognized were $2,955 and $1,577 for the three months ended June 30, 2015 and 2014, respectively and $5,580 and $3,067 for the six months ended June 30, 2015 and 2014, respectively.  These amounts are included in operating expenses or have been capitalized, as appropriate, in our condensed consolidated financial statements.

Pursuant to our previous and amended management agreements with RMR LLC, we are responsible for paying all of the property level operating costs which costs are generally incorporated into rents charged to our tenants, including certain payroll and related costs incurred by RMR LLC.  The total of those property management related reimbursements paid to RMR LLC for the three months ended June 30, 2015 and 2014 were $897 and $555,  respectively, and $1,784 and $1,109 for the six months ended June 30, 2015 and 2014, respectively, and these amounts are included in property operating expenses in our condensed consolidated financial statements for these periods.  In addition, we have historically awarded share grants to certain RMR LLC employees under our equity compensation plan and we accrue estimated amounts for such share grants based upon historical practices throughout the year.  The amounts accrued for share grants to RMR LLC employees were $59 and $96, for the three months ended June 30, 2015 and 2014, respectively, and $227 and $185 for the six months ended June 30, 2015 and 2014, respectively, and these amounts are included in our general and administrative expenses for these periods.

Accounting for Investment in RMR Inc.: On June, 5, 2015, we acquired 3,166,891 shares of class A common stock, or 19.8%, of RMR Inc., for $36,481. We have concluded, for accounting purposes, that the consideration paid for this investment in RMR Inc.’s class A common shares represented a discount to the fair value of these shares.  We account for this investment under the cost method of accounting and have recorded this investment at fair value of $81,769 as of June 5, 2015 using Level 3 inputs as defined in the fair value hierarchy under GAAP.  As a result, we have recorded an other liability of $45,287.  Our investment is included in other assets in our condensed consolidated balance sheet and the carrying value of our investment is $84,349, including transaction costs as of June 30, 2015.  The other liabilities for these securities is included in accounts payable and other liabilities in our condensed consolidated balance sheet and is being amortized on a straight line basis over the 20 year life of the business and property management agreements with RMR LLC as an allocated reduction to business management fees and property management fees, which are included in general and administrative and other operating expenses, respectively, in our condensed consolidated statements of comprehensive income. Amortization of the other liabilities, included in general and administrative expense and other operating expenses for the three months ended June 30, 2015, totaled $88 and $54, respectively.

GOV:  On February 28, 2015, GOV entered into a share purchase agreement, or the GOV Purchase Agreement, with Lakewood Capital Partners, LP, or Lakewood, the other persons who are members of a group with Lakewood, or, together with Lakewood, the Lakewood Parties, and, for the purpose of specified sections, us, pursuant to which, on March 4, 2015, GOV acquired from Lakewood 3,418,421 of our common shares, representing approximately 3.9% of our then outstanding common shares, for an aggregate cash purchase price of approximately $95,200.  As a result of this purchase, GOV’s ownership of us increased from approximately 24.3% to approximately 28.2% of our then outstanding common shares.  The GOV Purchase Agreement contains (i) standstill provisions, pursuant to which the Lakewood Parties agreed not to take certain actions with respect to our securities, or those of GOV, for a 50-year period and (ii) voting provisions, pursuant to which the Lakewood Parties agreed to cause our securities, or those of GOV, that they or any of their affiliates own as of a record date for a meeting of our or GOV’s shareholders to be present and voted at such meeting in favor of all actions recommended by the board of trustees of such company.

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

SNH:  Pursuant to a purchase and sale agreement and joint escrow instructions previously entered into between SNH and a subsidiary of ours, on January 29, 2015, we sold to SNH concurrently with the closing of the CCIT Merger, the subsidiaries of CCIT owning 23 healthcare properties for approximately $539,000, including the assumption of approximately $30,000 of mortgage debt and excluding working capital.  In April 2015, we paid to SNH $8,993 to settle certain working capital activity for the 23 healthcare properties as of the sale date.

AIC: As of June 30, 2015, our investment in Affiliates Insurance Company, or AIC, an Indiana insurance company, had a carrying value of $6,903, which amount is included in other assets on our condensed consolidated balance sheet.  We recognized income of $23 and $118 for the three months ended June 30, 2015 and 2014, respectively, and $95 and $21 for the six months ended June 30, 2015 and 2014, respectively.  Our other comprehensive income includes unrealized gains (losses) on securities held for sale which are owned by AIC of ($64) and $22 for the three months ended June 30, 2015 and 2014, respectively, and ($19) and $41 for the six months ended June 30, 2015 and 2014, respectively.

In June 2015, we and the other shareholders of AIC renewed our participation in an insurance program arranged by AIC.  In connection with that renewal, we purchased a three year property insurance policy providing $500,000 of coverage annually with the premium to be paid annually and a one year standalone policy providing terrorism coverage of $200,000 for our properties, which policies were arranged by AIC.  We currently expect to pay aggregate annual premiums, including taxes and fees, of approximately $1,700 in connection with these policies for the policy year ending June 30, 2016, and this amount may be adjusted from time to time as we acquire and dispose of properties that are included in this insurance program.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our consolidated financial statements and notes thereto included in this Quarterly Report on Form 10-Q and with our Annual Report.

OVERVIEW

We are a REIT organized under Maryland law.  As of June 30, 2015, we owned 116 properties (355 buildings, leasable land parcels and easements), located in 35 states, that contain approximately 43.9 million rentable square feet and were approximately 97.7% leased (based on rentable square feet). For the six months ended June 30, 2015, approximately 22.3% of our total revenue was from 11 properties (229 buildings, leasable land parcels and easements) with 17.8 million rentable square feet that we own on the island of Oahu, HI, or our Hawaii Properties.  The remainder of our total revenue for the six months ended June 30, 2015 was from 105 properties (126 buildings) located throughout the mainland United States, or our Mainland Properties. As of June 30, 2015, our properties were leased to 316 different tenants, with a weighted average remaining lease term (based on annualized rental revenue, as defined in footnote (2) to the table on page 22, below) of approximately 10.4 years.

We completed the CCIT Merger and the sale of 23 healthcare properties to SNH on January 29, 2015.  The CCIT Merger significantly increased our property portfolio and significantly increased the proportion of our total revenue that we earn from our Mainland Properties.

Property Operations

As of June 30, 2015, 97.7% of our rentable square feet were leased, compared to 96.1% of our rentable square feet as of June 30, 2014.  Occupancy data for our properties as of June 30, 2015 and 2014 is as follows (square feet in thousands):

	All Properties		Comparable Properties (1)
	As of June 30,		As of June 30,
	2015	2014	2015	2014
Total properties	116	50	48	48
Total rentable square feet (2)	43,921	27,040	26,038	26,053
Percent leased (3)	97.7%	96.1%	96.2%	95.9%

(1)	Consists of 48 properties (278 buildings, leasable land parcels and easements) that we owned continuously since January 1, 2014.

(2)	Subject to modest adjustments when space is re-measured or re-configured for new tenants and when land leases are converted to building leases.

(3)

Percent leased includes (i) space being fitted out for occupancy pursuant to existing leases as of June 30, 2015, if any, and (ii) space which is leased but is not occupied or is being offered for sublease by tenants, if any.

While the occupancy increase at our comparable properties from June 30, 2014 to June 30, 2015 positively impacted our June 30, 2015 comparable financial results, our comparable financial results were primarily impacted by rent increases during the periods at some of our comparable leased land properties located in Hawaii, as further described below,  partially offset by a decrease from leasing activity at one of our Mainland Properties as a result of a lease renewal that reduced rent in exchange for an extended lease term and the elimination of certain future tenant improvement allowances.

The average annualized effective rental rate per square foot, as defined below, for our properties for the three and six months ended June 30, 2015 and 2014 are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Average annualized effective rental rate per square foot leased: (1)
All Properties	$10.00	$8.73	$10.00	$8.63
Comparable Properties (2)	$8.73	$8.72	$8.20	$8.30

(1)

Average annualized effective rental rate per square foot leased represents annualized total revenue during the period specified divided by the average rentable square feet leased during the period specified.

(2)	Consists of 48 properties (278 buildings, leasable land parcels and easements) that we owned continuously since January 1, 2014.

During the three months ended June 30, 2015, we entered lease renewals and new leases for approximately 235,000 square feet at weighted average rental rates (by square feet) that were approximately 22.1% higher than prior rates for the same space. The weighted average lease term by square footage for new and renewal leases entered into during the three months ended June 30, 2015 was 12.2 years. Commitments for tenant improvements, leasing costs and concessions for leases entered into during the three months ended June 30, 2015 totaled $773,000, or $0.27 per square foot per year of the weighted average lease term. All leasing activity during the three months ended June 30, 2015 occurred at our Hawaii Properties.

During the three months ended June 30, 2015, we also executed three rent resets at our Hawaii Properties for approximately 379,000 square feet of land, at weighted average reset rents that were approximately 24.5% higher than prior rents.

According to Jones Lang LaSalle (JLL): after a slow first quarter of 2015, commercial real estate market fundamentals made a significant rebound by the close of the second quarter with commercial leasing activity reaching its highest level in two years; and nationwide, for nearly half of all tenants leasing space over the past year, the amount of space they leased and national net absorption (i.e., the amount of space leased in excess of space developed that became available for lease) nearly doubled from the first quarter of 2015, causing the overall vacancy rate to decline from 15.6% at the end of the first quarter to 15.3% at the end of the second.  However, we do not expect our occupancy rate or rental income to materially change through the end of 2015 because our current occupancy at 97.7% leaves limited vacant space for new leasing and our weighted average remaining lease term (based on annualized rental revenue) was approximately 10.4 years as of June 30, 2015. In addition, only 1.1% of our total leased square feet is subject to leases scheduled to expire through December 31, 2015 and none of our leases at our Hawaii Properties are scheduled to have their rent reset during 2015.

Revenues from our Hawaii Properties, which represented approximately 22.3% of our total rental revenue for the six months ended June 30, 2015, have generally increased under our ownership as leases for those properties have reset to or renewed at the then current fair market value and we expect such increases may continue but the impact of such future increases at our Hawaii Properties on us will decline because fewer leases are subject to rent resets for the next few years.  Moreover, we expect that the percentage of our total revenues derived from our Hawaii Properties will be lower for future periods compared with past periods because of the acquisition of Mainland Properties through the CCIT Merger.

As shown in the table below, approximately 1.1% of our total rented square feet and approximately 1.3% of our total annualized rental revenue as of June 30, 2015, are included in leases scheduled to expire by December 31, 2015. As of June 30, 2015, our lease expirations by year are as follows (square feet and dollars in thousands):

							Cumulative
				Cumulative		Percent of	Percent of
			Percent of	Percent of		Total	Total
			Total	Total	Annualized	Annualized	Annualized
		Rented	Rented	Rented	Rental	Rental	Rental
	Number of	Square Feet	Square Feet	Square Feet	Revenue	Revenue	Revenue
Year	Leases	Expiring (1)	Expiring (1)	Expiring (1)	Expiring (2)	Expiring (2)	Expiring (2)
7/1/2015 - 12/31/2015	22	451	1.1%	1.1%	$5,416	1.3%	1.3%
2016	26	1,133	2.6%	3.7%	8,910	2.1%	3.4%
2017	16	554	1.3%	5.0%	7,128	1.7%	5.1%
2018	20	1,442	3.4%	8.4%	14,616	3.4%	8.5%
2019	19	1,942	4.5%	12.9%	8,829	2.1%	10.6%
2020	12	843	2.0%	14.9%	7,122	1.7%	12.3%
2021	7	711	1.6%	16.5%	7,429	1.7%	14.0%
2022	69	3,907	9.1%	25.6%	46,988	11.1%	25.1%
2023	23	3,566	8.3%	33.9%	41,808	9.9%	35.0%
2024	23	7,001	16.3%	50.2%	68,620	16.2%	51.2%
Thereafter	110	21,371	49.8%	100.0%	206,580	48.8%	100.0%
	347	42,921	100.0%		$423,446	100.0%

Weighted average remaining lease term (in years):		11.0			10.4

(1)

Rented square feet is pursuant to existing leases as of June 30, 2015, and includes (i) space being fitted out for occupancy pursuant to existing leases, if any, and (ii) space which is leased but is not occupied or is being offered for sublease by tenants, if any.

(2)

Annualized rental revenue is calculated as the annualized contractual rents, as of June 30, 2015, from tenants pursuant to existing leases, including straight line rent adjustments and excluding lease value amortization, and further adjusted for tenant concessions, including free rent and amounts reimbursed to tenants, plus estimated recurring expense reimbursements from tenants pursuant to existing leases.

A significant portion of our Hawaii Properties are lands leased for rents that are periodically reset based on then current fair market values, generally every five to ten years.  The following chart shows the annualized rental revenue as of June 30, 2015 scheduled to reset at our Hawaii lands.

Scheduled Rent Resets At Hawaii Lands

(dollars in thousands)

	Annualized
	Rental Revenue(1)
	as of June 30, 2015
	Scheduled to Reset
Resets open from prior periods	$236	(2)
7/1/2015 - 12/31/2015	—
2016	—
2017	2,843
2018	29,639
Total	$32,718

(1)

Annualized rental revenue is calculated as the annualized contractual rents, as of June 30, 2015, from tenants pursuant to existing leases, including straight line rent adjustments and excluding lease value amortization, and further adjusted for tenant concessions, including free rent and amounts reimbursed to tenants, plus estimated recurring expense reimbursements from tenants pursuant to existing leases.

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

During the third quarter of 2013, one of our mainland tenants defaulted its obligation to pay rent and real estate taxes under its lease. Pursuant to the lease, we were holding a $3.7 million cash security deposit and applied a portion of that security deposit to unpaid amounts billed through June 1, 2014.  We promptly commenced litigation to enforce our contractual rights under the lease, including restoration of the full amount of the security deposit and payments of amounts coming due under the lease.  On June 19, 2014, we were awarded summary judgment on some of our claims in the litigation, including our claim for restoration of the security deposit, and the tenant deposited such amounts with us.  After the summary judgment order was entered, the tenant also began paying rent again, and those payments have continued through July 2015.  We are continuing to pursue our other claims in the litigation.

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

We generally receive rents from our tenants monthly in advance. As of June 30, 2015, tenants representing 1% or more of our total annualized rental revenue were as follows (square feet in thousands):

					% of
				% of Total	Annualized Rental
Tenant		Property Type	Sq. Ft. (1)	Sq. Ft. (1)	Revenue (2)
1.	Tellabs, Inc.	Mainland Properties	820	1.9%	4.0%
2.	Amazon.com, Inc.	Mainland Properties	3,048	7.1%	3.8%
3.	Bank of America, N.A.	Mainland Properties	554	1.3%	3.3%
4.	Tesoro Corporation	Mainland Properties	618	1.4%	3.3%
5.	Noble Energy, Inc.	Mainland Properties	497	1.2%	3.2%
6.	F5 Networks, Inc.	Mainland Properties	299	0.7%	3.0%
7.	MeadWestvaco Corporation	Mainland Properties	311	0.7%	2.6%
8.	Orbital Sciences Corporation	Mainland Properties	337	0.8%	2.4%
9.	Cinram Group, Inc.	Mainland Properties	1,371	3.2%	2.2%
10.	The Hillshire Brands Company	Mainland Properties	248	0.6%	2.1%
11.	Novell, Inc.	Mainland Properties	406	0.9%	1.9%
12.	FedEx Corporation	Mainland Properties	795	1.9%	1.8%
13.	PNC Bank, National Association	Mainland Properties	441	1.0%	1.5%
14.	Allstate Insurance Company	Mainland Properties	458	1.1%	1.4%
15.	Church & Dwight Co., Inc.	Mainland Properties	250	0.6%	1.4%
16.	ServiceNow, Inc.	Mainland Properties	149	0.3%	1.4%
17.	Restoration Hardware, Inc.	Mainland Properties	1,195	2.8%	1.4%
18.	The Men's Wearhouse, Inc.	Mainland Properties	206	0.5%	1.3%
19.	Primerica Life Insurance Company	Mainland Properties	344	0.8%	1.2%
20.	American Tire Distributors, Inc.	Mainland Properties	722	1.7%	1.1%
21.	United Launch Alliance, LLC	Mainland Properties	168	0.4%	1.1%
22.	The Southern Company	Mainland Properties	448	1.0%	1.1%
23.	Arris Group, Inc.	Mainland Properties	132	0.3%	1.1%
24.	Red Hat, Inc.	Mainland Properties	175	0.4%	1.0%
25.	Compass Group USA, Inc.	Mainland Properties	227	0.5%	1.0%
26.	Hawaii Independent Energy, LLC	Hawaii Properties	3,148	7.3%	1.0%
	Total		17,367	40.4%	50.6%

(1)

Square feet is pursuant to existing leases as of June 30, 2015, and includes (i) space being fitted out for occupancy pursuant to existing leases, if any, and (ii) space which is leased but is not occupied or is being offered for sublease by tenants, if any.

(2)

Annualized rental revenue is calculated as the annualized contractual rents, as of June 30, 2015, from tenants pursuant to existing leases, including straight line rent adjustments and excluding lease value amortization, and further adjusted for tenant concessions, including free rent and amounts reimbursed to tenants, plus estimated recurring expense reimbursements from tenants pursuant to existing leases.

Investment Activities (dollars in thousands)

On January 29, 2015, we completed our acquisition of CCIT for total consideration of $2,997,601, including the assumption of $297,698 of mortgage debt principal. Concurrently with the closing of the CCIT Merger, we sold to SNH the entities acquired in the CCIT Merger that own 23 healthcare properties for $509,045 in cash, plus the assumption of $29,955 of mortgage debt principal. In April 2015, we acquired a single tenant, net leased office property located in Phoenix, AZ with 106,397 rentable square feet for a purchase price of $16,850, excluding acquisition costs. In addition, as of June 30, 2015, we had agreed to acquire two single tenant net leased office properties containing approximately 685,000 combined square feet for an aggregate purchase price of $166,250, excluding acquisition costs.  One of these acquisitions for $12,750 was closed on July 20, 2015 using cash on hand and drawings under our unsecured revolving credit facility. We currently plan to initially fund the remaining pending acquisition with cash on hand and drawings under our unsecured revolving credit facility.  Longer term, we currently expect to finance certain acquisitions with long term debt and proceeds from property sales.  The remaining pending acquisition is subject to closing conditions; these conditions may not be satisfied and this pending acquisition may not occur, may be delayed or the price and terms may change.  Furthermore, there is no assurance that certain other acquisitions will be financed with long term debt or proceeds from property sales in the future.

For more information regarding our investment activities, see Note 3 to the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

On June 5, 2015, we acquired 3,166,891 shares of RMR Inc. for $36,481, excluding transactions costs.  As payment for the RMR Inc. shares, we issued 880,000 of our common shares valued at $20,601 and paid the remainder of the purchase price in cash. Through our acquisition of the RMR Inc. shares, we indirectly acquired an economic ownership of 10.2% of our manager, RMR LLC.  We have agreed to distribute approximately half of the RMR Inc. shares we acquired to our shareholders as a special distribution, and RMR Inc. agreed to facilitate this distribution by filing a registration statement with the SEC to register those shares to be distributed and by seeking a listing of those shares on a national stock exchange.  We will not distribute our RMR Inc. shares until such a registration statement is declared effective by the SEC. For more information regarding this investment, see Note 11 to the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

We currently intend to expand our investments by primarily acquiring additional single tenant, net leased properties throughout the mainland United States and we expect to use the nationwide resources of RMR LLC to locate and acquire such properties. One of our goals in acquiring additional properties will be to further diversify our sources of rents and thus improve the security of our revenues. Another goal will be to purchase properties that produce rents, less property operating expenses, that are greater than our capital costs to acquire the properties and, accordingly, allow us to increase distributions to our shareholders over time. We expect that most of our acquisition efforts will focus on office and industrial properties; however, we may consider acquiring other types of properties, including properties which are net leased to single tenants for retail uses and special purpose properties specifically suited to particular tenants’ requirements. We also may acquire additional properties in Hawaii, but we currently expect this will not be a significant part of our future acquisitions because there are limited opportunities to acquire properties in Hawaii, especially to acquire lands which are leased to third party tenants.

Financing Activities (dollars in thousands)

On January 9, 2015, we replaced our revolving credit facility and our term loan with new credit facilities providing $1,100,000 in aggregate borrowing availability. For more information regarding these agreements, see Note 6 to the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

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

RESULTS OF OPERATIONS

Three Months Ended June 30, 2015, Compared to Three Months Ended June 30, 2014 (dollars and share amounts in thousands, except per share data)

	Comparable Properties Results (1)				Acquired Properties Results (2)			Consolidated Results
	Three Months Ended June 30,				Three Months Ended June 30,			Three Months Ended June 30,
			$	%			$				%
	2015	2014	Change	Change	2015	2014	Change	2015	2014	Change	Change
Revenues:
Rental income	$48,359	$48,062	$297	0.6%	$43,807	$403	$43,404	$92,166	$48,465	$43,701	90.2%
Tenant reimbursements and other income	8,030	8,004	26	0.3%	7,018	88	6,930	15,048	8,092	6,956	86.0%
Total revenues	56,389	56,066	323	0.6%	50,825	491	50,334	107,214	56,557	50,657	89.6%

Operating expenses:
Real estate taxes	5,506	5,412	94	1.7%	3,513	71	3,442	9,019	5,483	3,536	64.5%
Other operating expenses	4,359	4,465	(106)	(2.4)%	5,442	37	5,405	9,801	4,502	5,299	117.7%
Total operating expenses	9,865	9,877	(12)	(0.1)%	8,955	108	8,847	18,820	9,985	8,835	88.5%

Net operating income (3)	$46,524	$46,189	$335	0.7%	$41,870	$383	$41,487	88,394	46,572	41,822	89.8%

Other expenses:
Depreciation and amortization								32,390	10,495	21,895	208.6%
Acquisition related costs								779	136	643	472.8%
General and administrative								6,368	2,198	4,170	189.7%
Total other expenses								39,537	12,829	26,708	208.2%
Operating income								48,857	33,743	15,114	44.8%
Interest expense								(19,497)	(3,634)	(15,863)	436.5%
Income before income tax expense and equity in earnings of an investee								29,360	30,109	(749)	(2.5)%
Income tax expense								(195)	(19)	(176)	926.3%
Equity in earnings of an investee								23	118	(95)	(80.5)%
Net income								29,188	30,208	(1,020)	(3.4)%
Net income from noncontrolling interest								(48)	-	(48)	-%
Net income attributed to SIR								$29,140	$30,208	$(1,068)	(3.5)%

Weighted average common shares outstanding - basic								88,617	54,136
Weighted average common shares outstanding - diluted								88,631	54,190

Net income attributed to SIR per common share - basic and diluted								$0.33	$0.56

Calculation of Funds From Operations Attributed to SIR and Normalized Funds From Operations Attributed to SIR (4)
Net income attributed to SIR								$29,140	$30,208
Plus: depreciation and amortization								32,390	10,495
Plus: net income allocated to noncontrolling interest								48	-
Less: FFO allocated to noncontrolling interest								(114)	-
FFO attributed to SIR								61,464	40,703
Plus: acquisition related costs								779	136
Plus: estimated business management incentive fees (5)								-	(1,611)
Less: normalized FFO from noncontrolling interest, net of FFO								(3)	-
Normalized FFO attributed to SIR								$62,240	$39,228

FFO attributed to SIR per common share - basic and diluted								$0.69	$0.75
Normalized FFO attributed to SIR per common share - basic and diluted								$0.70	$0.72

(1)	Consists of 49 properties (279 buildings, leasable land parcels and easements) that we owned continuously since April 1, 2014.

(2)

Consists of 67 properties (76 buildings) we acquired during the period from April 1, 2014 to June 30, 2015.  In January 2015, we acquired 64 of these properties (73 buildings) in connection with the CCIT Merger and we acquired one property (one building) in April 2015. The remaining two properties (two buildings) were acquired during 2014 subsequent to April 1, 2014.

(3)

The calculation of net operating income, or NOI, excludes certain components of net income in order to provide results that are more closely related to our property level results of operations. We calculate NOI as shown above.  We define NOI as income from our rental of real estate less our property operating expenses. NOI excludes amortization of capitalized tenant improvement costs and leasing commissions. We consider NOI to be an appropriate supplemental measure to net income because it may help both investors and management to understand the operations of our properties. We use NOI to evaluate individual and company wide property level performance, and we believe that NOI provides useful information to investors regarding our results of operations because it reflects only those income and expense items that are incurred at the property level and may facilitate comparisons of our operating performance between periods and with other REITs.  NOI does not represent cash generated by operating activities in accordance with GAAP and should not be considered as an alternative to net income, net income attributed to SIR, operating income or cash flow from operating activities, determined in accordance with GAAP, or as an indicator of our financial performance or liquidity, nor is this measure necessarily indicative of sufficient cash flow to fund all of our needs.  This measure should be considered in conjunction with net income, net income attributed to SIR, operating income and cash flow from operating activities as presented in our Condensed Consolidated Statements of Comprehensive Income and Condensed Consolidated Statements of Cash Flows.  Other real estate companies and REITs may calculate NOI differently than we do.

(4)

We calculate funds from operations, or FFO, attributed to SIR, and normalized funds from operations, or Normalized FFO, attributed to SIR, as shown above. FFO attributed to SIR is calculated on the basis defined by The National Association of Real Estate Investment Trusts, or NAREIT, which is net income, calculated in accordance with GAAP, plus real estate depreciation and amortization and the difference between net income and FFO allocated to noncontrolling interest, as well as certain other adjustments currently not applicable to us.  Our calculation of Normalized FFO attributed to SIR differs from NAREIT’s definition of FFO because we include estimated business management incentive fees, if any, only in the fourth quarter versus the quarter they are recognized as expense in accordance with GAAP and we exclude acquisition related costs, gains and losses on early extinguishment of debt and Normalized FFO from noncontrolling interest, net of FFO.  We consider FFO attributed to SIR and Normalized FFO attributed to SIR to be appropriate measures of operating performance for a REIT, along with net income, net income attributed to a REIT, operating income and cash flow from operating activities. We believe that FFO attributed to SIR and Normalized FFO attributed to SIR provide useful information to investors because by excluding the effects of certain historical amounts, such as depreciation expense, FFO attributed to SIR and Normalized FFO attributed to SIR may facilitate a comparison of our operating performance between periods and with other REITs. FFO attributed to SIR and Normalized FFO attributed to SIR are among the factors considered by our Board of Trustees when determining the amount of distributions to our shareholders. Other factors include, but are not limited to, requirements to maintain our status as a REIT, limitations in our revolving credit facility and term loan and public debt covenants, the availability of debt and equity capital, our expectation of our future capital requirements and operating performance, and our expected needs and availability of cash to pay our obligations. FFO attributed to SIR and Normalized FFO attributed to SIR do not represent cash generated by operating activities in accordance with GAAP and should not be considered as alternatives to net income, net income attributed to SIR, operating income or cash flow from operating activities, determined in accordance with GAAP, or as indicators of our financial performance or liquidity, nor are these measures necessarily indicative of sufficient cash flow to fund all of our needs. These measures should be considered in conjunction with net income, net income attributed to SIR, operating income and cash flow from operating activities as presented in our Condensed Consolidated Statements of Comprehensive Income and Condensed Consolidated Statements of Cash Flows. Other real estate companies and REITs may calculate FFO attributed to SIR and Normalized FFO attributed to SIR differently than we do.

(5)

Amounts represent estimated incentive fees under our business management agreement calculated after the end of each calendar year based upon common share total return. In 2014, this incentive fee was payable in our common shares; in 2015, any such fees will be payable in cash. In calculating net income in accordance with GAAP, we recognize estimated business management incentive fee expense, if any, each quarter. Although we recognize this expense, if any, each quarter for purposes of calculating net income, we do not include these amounts in the calculation of Normalized FFO attributed to SIR until the fourth quarter, which is when the actual expense amount for the year is determined.

References to changes in the income and expense categories below relate to the comparison of results for the three months ended June 30, 2015, compared to the three months ended June 30, 2014. Our acquisition activity reflects our acquisition of the 64 CCIT Properties (73 buildings) in January 2015, one property (one building) in April 2015 and two properties  (two buildings) during 2014 subsequent to April 1, 2014.

Rental income. The increase in rental income primarily reflects our acquisition activity plus increases from leasing activity and rent resets at our comparable properties located in Hawaii, partially offset by a decrease from leasing activity at one of our Mainland Properties as a result of a lease renewal that reduced rent in exchange for an extended lease term and the elimination of certain future tenant improvement allowances.  Rental income includes non-cash straight line rent adjustments totaling approximately $6,646 for the 2015 period and approximately $4,595 for the 2014 period, and net amortization of acquired real estate leases and assumed real estate lease obligations totaling approximately $1,288 for the 2015 period and approximately $60 for the 2014 period.

Tenant reimbursements and other income.  The increase in tenant reimbursements and other income primarily reflects our acquisition activity, including the 64 CCIT Properties acquired in January 2015.

Real estate taxes.  The increase in real estate taxes primarily reflects our acquisition activity, including the 64 CCIT Properties acquired in January 2015.

Other operating expenses.  Other operating expenses primarily include property maintenance, environmental remediation, utilities, insurance, bad debt, legal and property management fees.  The increase in other operating expenses primarily reflects our acquisition activity, partially offset by a modest decrease in general operating expenses at our comparable properties.

Depreciation and amortization.  The increase in depreciation and amortization primarily reflects our acquisition activity, including the 64 CCIT Properties acquired in January 2015.

Acquisition related costs.  Acquisition related costs for the 2015 period primarily reflect costs related to our acquisition of CCIT, one property acquired in April 2015 and costs related to our acquisitions pending at June 30, 2015.  Acquisition related costs for the 2014 period primarily reflect costs related to an acquisition of a property in April 2014.

General and administrative.  General and administrative expenses primarily include fees under our business management agreement, net of amortization of other liabilities on our acquisition of RMR Inc. shares in June 2015, legal fees, audit fees, trustee cash fees and non-cash equity compensation expense related to awards to our Trustees, our officers and certain other RMR LLC employees. The increase in general and administrative expenses primarily reflects an increase in business management fees resulting from our acquisition activity, partially offset by a decrease in estimated incentive fees under our business management agreement.

Interest expense.  The increase in interest expense primarily reflects financing for the CCIT Merger, including the issuance of $1,450,000 of unsecured senior notes and the assumption of approximately $267,700 of mortgage debt, partially offset by lower interest rates on our revolving credit facility borrowings and term loan.

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

Weighted average common shares outstanding.  The increase in weighted average common shares outstanding primarily reflects shares that were outstanding for part or all of the quarter ended June 30, 2015, but only partially or not outstanding for any of the corresponding 2014 period, including (i) shares issued in connection with the CCIT Merger, (ii) shares granted to our Trustees in May 2015 and May 2014, (iii) shares sold in our public offering in the second quarter of 2014, (iv) shares granted to our officers and certain employees of RMR LLC in September 2014, (v) shares issued to RMR LLC during 2014 and 2015 pursuant to our business management agreement, and (vi) shares issued in connection with our acquisition of shares of RMR Inc. in June 2015.

Net income attributed to SIR per common share.  The decrease in net income attributed to SIR per common share primarily reflects the increase in weighted average common shares outstanding noted above, as well as the changes to net income noted above.

Six Months Ended June 30, 2015, Compared to Six Months Ended June 30, 2014 (dollars and share amounts in thousands, except per share data)

	Comparable Properties Results (1)				Acquired Properties Results (2)			Consolidated Results
	Six Months Ended June 30,				Six Months Ended June 30,			Six Months Ended June 30,
			$	%			$				%
	2015	2014	Change	Change	2015	2014	Change	2015	2014	Change	Change
Revenues:
Rental income	$89,721	$88,933	$788	0.9%	$82,923	$4,595	$78,328	$172,644	$93,528	$79,116	84.6%
Tenant reimbursements and other income	16,169	15,969	200	1.3%	12,816	88	12,728	28,985	16,057	12,928	80.5%
Total revenues	105,890	104,902	988	0.9%	95,739	4,683	91,056	201,629	109,585	92,044	84.0%

Operating expenses:
Real estate taxes	11,077	10,864	213	2.0%	6,299	71	6,228	17,376	10,935	6,441	58.9%
Other operating expenses	8,804	8,890	(86)	(1.0)%	10,004	139	9,865	18,808	9,029	9,779	108.3%
Total operating expenses	19,881	19,754	127	0.6%	16,303	210	16,093	36,184	19,964	16,220	81.2%

NOI (3)	$86,009	$85,148	$861	1.0%	$79,436	$4,473	$74,963	165,445	89,621	75,824	84.6%

Other expenses:
Depreciation and amortization								57,109	19,789	37,320	188.6%
Acquisition related costs								21,318	374	20,944	5,600.0%
General and administrative								13,160	7,374	5,786	78.5%
Total other expenses								91,587	27,537	64,050	232.6%
Operating income								73,858	62,084	11,774	19.0%
Interest expense								(33,676)	(6,992)	(26,684)	381.6%
(Loss) gain on early extinguishment of debt								(6,845)	243	(7,088)	(2,916.9)%
Income before income tax expense and equity in earnings of an investee								33,337	55,335	(21,998)	(39.8)%
Income tax expense								(226)	(90)	(136)	151.1%
Equity in earnings of an investee								95	21	74	352.4%
Net income								33,206	55,266	(22,060)	(39.9)%
Net income allocated to noncontrolling interest								(89)	-	(89)	-%
Net income attributed to SIR								$33,117	$55,266	$(22,149)	(40.1)%

Weighted average common shares outstanding - basic								84,078	51,991
Weighted average common shares outstanding - diluted								84,090	52,071

Net income attributed to SIR per common share - basic and diluted								$0.39	$1.06

Calculation of FFO Attributed to SIR and Normalized FFO Attributed to SIR (4)
Net income attributed to SIR								$33,117	$55,266
Plus: depreciation and amortization								57,109	19,789
Plus: net income allocated to noncontrolling interest								89	-
Less: FFO allocated to noncontrolling interest								(197)	-
FFO attributed to SIR								90,118	75,055
Plus: acquisition related costs								21,318	374
Plus: estimated business management incentive fees (5)								-	427
Plus: loss (gain) on early extinguishment of debt								6,845	(243)
Less: normalized FFO from noncontrolling interest, net of FFO								(62)	-
Normalized FFO attributed to SIR								$118,219	$75,613

FFO attributed to SIR per common share - basic and diluted								$1.07	$1.44
Normalized FFO attributed to SIR per common share - basic and diluted								$1.41	$1.45

(1)Consists of 48 properties (278 buildings, leasable land parcels and easements) that we owned continuously since January 1, 2014.

(2)Consists of 68 properties (77 buildings) we acquired during the period from January 1, 2014 to June 30, 2015. In January 2015, we acquired 64 of these properties (73 buildings) in connection with the CCIT Merger and we acquired one property (one building) in April 2015. The remaining three properties (three buildings) were acquired during the period from January 1, 2014 to December 31, 2014.

(3)See footnote (3) on page 26 for the definition of NOI.

(4)	See footnote (4) on page 27 for the definitions of FFO attributed to SIR and Normalized FFO attributed to SIR.

(5)See footnote (5) on page 27 for a description of estimated business management incentive fees.

References to changes in the income and expense categories below relate to the comparison of results for the six months ended June 30, 2015, compared to the six months ended June 30, 2014. Our acquisition activity reflects our acquisition of the 64 CCIT Properties (73 buildings) in January 2015, one property (one building) in April 2015 and three properties (three buildings) during 2014.

Rental income.  The increase in rental income primarily reflects our acquisition activity plus increases from leasing activity and rent resets at our comparable properties located in Hawaii, partially offset by a decrease from leasing activity at one of our Mainland Properties as a result of a lease renewal that reduced rent in exchange for an extended lease term and the elimination of certain future tenant improvement allowances.  Rental income includes non-cash straight line rent adjustments totaling approximately $12,473 for the 2015 period and approximately $8,057 for the 2014 period, and net amortization of acquired real estate leases and assumed real estate lease obligations totaling approximately $2,096 for the 2015 period and approximately $77 for the 2014 period.

Tenant reimbursements and other income.  The increase in tenant reimbursements and other income primarily reflects our acquisition activity, plus increases in real estate tax and operating expense reimbursements from tenants at various comparable properties.

Real estate taxes.  The increase in real estate taxes primarily reflects our acquisition activity and tax valuation and certain tax rate increases in our comparable property portfolio, partially offset by real estate taxes that had previously been paid by us and are now being paid by the tenant.

Other operating expenses.  Other operating expenses primarily include property maintenance, environmental remediation, utilities, insurance, bad debt, legal and property management fees.  The increase in other operating expenses primarily reflects our acquisition activity, partially offset by a modest decrease in general operating expenses at our comparable properties.

Depreciation and amortization.  The increase in depreciation and amortization primarily reflects our acquisition activity, plus a modest increase resulting from depreciation of capital improvements and amortization of leasing costs at our comparable properties.

Acquisition related costs.  Acquisition related costs for the 2015 period primarily reflect costs related to our acquisition of CCIT, one property acquired in April 2015 and costs related to our acquisitions pending at June 30, 2015. Acquisition related costs for the 2014 period primarily reflect costs associated with an acquisition of a property in April 2014.

General and administrative.  General and administrative expenses primarily include fees paid under our business management agreement, net of amortization of other liabilities on our acquisition of RMR Inc. shares in June 2015, legal fees, audit fees, trustee cash fees and non-cash equity compensation expense related to awards to our Trustees, our officers and certain other RMR LLC employees. The increase in general and administrative expenses primarily reflects an increase in business management fees resulting from our acquisition activity and an increase in other professional and public company fees, partially offset by a decrease in estimated incentive fees under our business management agreement.

Interest expense.  The increase in interest expense primarily reflects financing for the CCIT Merger, including the $1,000,000 senior unsecured bridge loan, the issuance of $1,450,000 of unsecured senior notes and the assumption of approximately $267,700 of mortgage debt, partially offset by lower interest rates on our revolving credit facility and term loan.

(Loss) gain on early extinguishment of debt.  Loss on early extinguishment of debt in the 2015 period reflects the write-off of unamortized deferred financing fees related to the repayment and termination of the bridge loan that was entered in connection with the CCIT Merger, our prior revolving credit facility and our prior term loan. Gain on early extinguishment of debt in the 2014 period reflects the net write-off of unamortized premium and deferred financing fees associated with the repayment at par of a $7,500 mortgage note in January 2014.

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

Weighted average common shares outstanding.  The increase in weighted average common shares outstanding primarily reflects shares that were outstanding for part or all of the six months ended June 30, 2015, but only partially or not outstanding for any of the corresponding 2014 period, including (i) shares issued in connection with the CCIT Merger, (ii) shares granted to our Trustees in May 2015 and May 2014, (iii) shares sold in our public offering in the second quarter of 2014, (iv) shares granted to our officers and certain employees of RMR LLC in September 2014, (v) shares issued to RMR LLC during 2014 and 2015 pursuant to our business management agreement, and (vi) shares issued in connection with our acquisition of shares of RMR Inc. in June 2015.

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

Cash flows provided by (used in) operating, investing and financing activities were $105,948, ($1,504,124) and $1,407,381, respectively, for the six months ended June 30, 2015, and $73,958, ($211,077) and $137,898, respectively, for the six months ended June 30, 2014. The increase in the operating activities cash flow for the six months ended June 30, 2015 compared to the corresponding prior year period is primarily due to increased operating cash flow from our acquisition of CCIT, one property (one building) acquired in April 2015 and three properties (three buildings) acquired in 2014. The increase in cash used in investing activities for the six months ended June 30, 2015 compared to the corresponding prior year period is primarily due to significant acquisition activity during the six months ended June 30, 2015 compared to the prior year period. The change in financing activities cash flow for the six months ended June 30, 2015 compared to the corresponding prior year period is primarily due to (i) the issuance of $1,450,000 aggregate principal amount of senior unsecured notes in February 2015, (ii) net activities on our revolving credit facility resulting primarily from our acquisitions during the 2015 and 2014 periods, (iii) distributions to our common shareholders during the six months ended June 30, 2015 in excess of distributions to our common shareholders during the 2014 period due to a greater number of common shares being outstanding and a higher distribution rate paid to common shareholders during the 2015 period, and (iv) our common share public offering in 2014.

Our Investment and Financing Liquidity and Resources (dollars in thousands, except per share data)

In order to fund acquisitions and to meet cash needs that may result from timing differences between our receipt of rents and our desire or need to make distributions or pay operating or capital expenses, we maintain a $750,000 revolving credit facility with a group of lenders. The maturity date of our revolving credit facility is March 29, 2019 and, subject to the payment of an extension fee and meeting certain other conditions, we have an option to extend the stated maturity date by one year to March 29, 2020. Borrowings under our revolving credit facility bear interest at LIBOR plus a premium. We also pay a facility fee on the total amount of lending commitments under our revolving credit facility. Both the interest rate premium and the facility fee are subject to adjustment based upon changes to our credit ratings.  At June 30, 2015, the interest rate premium on our revolving credit facility was 105 basis points and our facility fee was 20 basis points. We can borrow, repay and reborrow funds available under our revolving credit facility until maturity, and no principal repayment is due until maturity. As of June 30, 2015, the interest rate payable on borrowings under our revolving credit facility was 1.23%. As of June 30, 2015 and July 27, 2015, we had $143,000 and $130,000, respectively, outstanding under our revolving credit facility and $607,000 and $620,000, respectively, available to borrow under our revolving credit facility.

We have a $350,000 unsecured term loan that matures on March 31, 2020 and is prepayable by us at any time without penalty.  As of June 30, 2015, the interest rate payable on borrowings under our term loan was 1.33%.

In addition, the credit agreement governing our revolving credit facility and term loan includes a feature under which the maximum borrowing availability under the facilities may be increased to up to $2,200,000 on a combined basis under certain circumstances.

As of June 30, 2015, we had $22,709 of cash and cash equivalents. We typically use cash balances, borrowings under our revolving credit facility, net proceeds from offerings of equity or debt securities and the cash flow from our operations to fund debt repayments, future property acquisitions and other general business purposes. We also have in the past assumed mortgage debt in connection with certain of our acquisitions and we may do so in the future. In addition, we may place mortgages on properties we own.

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

The completion and the costs of any future financings will depend primarily upon market conditions. The feasibility and cost of any future debt financings will depend primarily on credit markets and our then creditworthiness. We have no control over market conditions. Potential lenders in future debt transactions will evaluate our creditworthiness and our ability to fund required debt service and repay principal balances when they become due by reviewing our results of operations, financial condition, business practices and plans and our ability to maintain our earnings, to stagger our debt maturities and to balance our use of debt and equity capital so that our financial performance and leverage ratios afford us flexibility to withstand any reasonably anticipated adverse changes. We intend to conduct our business in a manner which will continue to afford us reasonable access to capital for investment and financing activities, but we cannot assure that we will be able to successfully carry out this intention.

During the six months ended June 30, 2015, we paid quarterly distributions to our common shareholders aggregating $68,245, using existing cash balances and borrowings under our revolving credit facility. For further information regarding the distributions we paid during 2015, see Note 9 to the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

On July 13, 2015, we declared a quarterly distribution of $0.50 per common share, or approximately $44,700, to shareholders of record on July 24, 2015. We expect to pay this distribution on or about August 20, 2015 using existing cash balances and borrowings under our revolving credit facility.

During the three and six months ended June 30, 2015 and 2014, amounts capitalized for tenant improvements, leasing costs, building improvements and development and redevelopment activities were as follows (amounts in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Tenant improvements (1)	$1,632	$37	$1,653	$37
Leasing costs (2)	320	544	483	889
Building improvements (3)	514	218	514	289
Development, redevelopment and other activities (4)	11	298	11	376
	$2,477	$1,097	$2,661	$1,591

(1)	Tenant improvements include capital expenditures used to improve tenants’ space or amounts paid directly to tenants to improve their space.

(2)	Leasing costs include leasing related costs, such as brokerage commissions, legal costs and tenant inducements.

(3)	Building improvements generally include (i) expenditures to replace obsolete building components and (ii) expenditures that extend the useful life of existing assets.

(4)

Development, redevelopment and other activities generally include (i) major capital expenditures that are identified at the time of a property acquisition and incurred within a short time period after acquiring the property and (ii) major capital expenditure projects that reposition a property or result in new sources of revenues.

During the three months ended June 30, 2015, commitments made for expenditures, such as tenant improvements and leasing costs in connection with leasing space, were as follows (dollars and square feet in thousands, except per square foot amounts):

	New Leases	Renewals	Totals
Square feet leased during the period	70	165	235
Total leasing costs and concession commitments (1)	$612	$161	$773
Total leasing costs and concession commitments per square foot (1)	$8.74	$0.98	$3.29
Weighted average lease term by square feet (years)	20.6	8.7	12.2
Total leasing costs and concession commitments per square foot per year (1)	$0.42	$0.11	$0.27

(1)	Includes commitments made for leasing expenditures and concessions, such as tenant improvements, leasing commissions, tenant reimbursements and free rent.

Off Balance Sheet Arrangements (dollars in thousands)

As of June 30, 2015, we had no off balance sheet arrangements that have had or that we expect would be reasonably likely to have a future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources. We had no swaps or hedges as of June 30, 2015, other than the cash flow hedge associated with $41,000 of mortgage debt described in Note 5 to the Notes to Condensed Consolidated Financial Statements and under “Quantitative and Qualitative Disclosures About Market Risk” in Part I, Item 3 of this Quarterly Report on Form 10-Q.

Debt Covenants (dollars in thousands)

Our principal debt obligations at June 30, 2015 were our senior unsecured notes, borrowings outstanding under our revolving credit facility and term loan, and secured mortgage notes assumed in connection with some of our acquisitions. Our mortgage notes are non-recourse, subject to certain limitations, and do not contain any material financial covenants. Our senior notes indenture and its supplement and our credit agreement for our revolving credit facility and term loan contain a number of covenants which restrict our ability to incur debts in excess of calculated amounts, restrict our ability to make distributions under certain circumstances and generally require us to maintain certain financial ratios. Our senior notes indenture and its supplement and credit agreement for our revolving credit facility and term loan provide for acceleration of payment of all amounts outstanding upon the occurrence and continuation of certain events of default, such as, in the case of our credit agreement, a change of control of us, which includes RMR LLC ceasing to act as our business manager and property manager. We believe we were in compliance with all of the terms and covenants under our revolving credit facility and term loan and senior notes indenture and its supplement at June 30, 2015.

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

Related Person Transactions

We have relationships and historical and continuing transactions with RMR LLC, RMR Inc. and others related to them.  We also have relationships and historical and continuing transactions with other companies to which RMR LLC provides management services and which have trustees, directors and officers who are also trustees, directors or officers of us, RMR LLC or RMR Inc.  For further information about these and other such relationships and related person transactions, please see Note 11 to the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, which is incorporated herein by reference, our Annual Report, our definitive Proxy Statement for our 2015 Annual Meeting of Shareholders, our Current Report on Form 8-K filed with the SEC on June 8, 2015 and our other filings with the SEC.  In addition, please see the section captioned “Risk Factors” of our Annual Report for a description of risks that may arise as a result of these related person transactions and relationships.  Our filings with the SEC are available at the SEC’s website at www.sec.gov.  Copies of certain of our agreements with these related parties are publicly available as exhibits to our public filings with the SEC and accessible at the SEC’s website, www.sec.gov.

We believe that our agreements with related persons are on commercially reasonable terms.  We also believe that our relationships with such related persons and their affiliated and related persons and entities benefit us and, in fact, provide us with competitive advantages in operating and growing our business.  We may engage in additional transactions with related persons, including businesses to which RMR LLC or its affiliates provide management services.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk (dollars in thousands)

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

At June 30, 2015, our outstanding fixed rate debt consisted of the following senior unsecured notes and secured mortgage notes:

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

Secured Mortgage Notes:

		Annual	Annual		Interest
	Principal	Interest	Interest		Payments
Debt	Balance (1)	Rate (1)	Expense (1)	Maturity	Due
Mortgage note (one property (two buildings in Carlsbad, CA))	$17,877	5.95%	$1,064	2017	Monthly
Mortgage note (one property (one building in Harvey, IL))	2,000	4.50%	90	2019	Monthly
Mortgage note (one property (one building in Columbus, OH))	2,400	4.50%	108	2019	Monthly
Mortgage note (one property (one building in Ankeny, IA))	12,360	3.87%	478	2020	Monthly
Mortgage note (one property (one building in Philadelphia, PA)) (2)	41,000	4.16%	1,706	2020	Monthly
Mortgage note (one property (three buildings in Seattle, WA))	71,000	3.55%	2,521	2023	Monthly
Mortgage note (one property (one building in Chicago, IL))	50,000	3.70%	1,850	2023	Monthly
Mortgage note (one property (one building in Chester, VA))	48,750	3.99%	1,945	2020	Monthly
	$245,387		$9,762

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

We have an interest rate swap agreement that we assumed in connection with the CCIT Merger. This interest rate swap agreement manages our interest rate risk exposure on $41,000 of mortgage notes due 2020, which require us to pay interest at a rate equal to a premium over LIBOR. The interest rate swap agreement effectively modifies our exposure to interest rate risk arising from this floating rate mortgage loan by converting this floating rate debt to a fixed rate through August 3, 2020, thus reducing the impact of interest rate changes on future interest expense. This agreement involves the receipt of floating rate amounts in exchange for fixed rate interest payments over the life of the agreement. Approximately 1.9% ($41,000) of our total outstanding debt had interest payments designated as hedged transactions to interest rate swap agreements at June 30, 2015. As of June 30, 2015, the fair value of our derivative instrument included in accounts payable and accrued expenses in our condensed consolidated balance sheet totaled $1,063.

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

Changes in market interest rates would affect the fair value of our fixed rate debt obligations; increases in market interest rates decrease the fair value of our fixed rate debt, while decreases in market interest rates increase the fair value of our fixed rate debt. Based on the balances outstanding at June 30, 2015 and discounted cash flow analyses through the maturity dates, and assuming no other changes in factors that may affect the fair value of our fixed rate debt obligations, a hypothetical immediate 100 basis point change in interest rates would change the fair value of these obligations by approximately $88,100.

At June 30, 2015, our floating rate debt consisted of $143,000 outstanding under our revolving credit facility, $350,000 outstanding under our term loan, and a $40,233 mortgage note assumed in connection with the CCIT Merger.  Our revolving credit facility matures on March 29, 2019 and, subject to our meeting certain conditions, including our payment of an extension fee, we have the option to extend the maturity date by one year to March 29, 2020. Our term loan matures on March 31, 2020. No principal repayments are required under our revolving credit facility or term loan prior to maturity, and prepayments may be made at any time without penalty. Our $40,233 mortgage note matures on December 19, 2016 and requires monthly interest only payments through maturity.

Borrowings under our revolving credit facility, our term loan and our floating rate mortgage note are in U.S. dollars and bear interest at LIBOR plus a premium that is subject to adjustment based upon changes to our credit ratings. Accordingly, we are vulnerable to changes in U.S. dollar based short term rates, specifically LIBOR. In addition, upon renewal or refinancing of our revolving credit facility or our term loan, we are vulnerable to increases in interest rate premiums due to market conditions or our perceived credit risk. Generally, a change in interest rates would not affect the value of our floating rate debt but would affect our operating results. The following table presents the approximate impact a 100 basis point increase in interest rates would have on our annual floating rate interest expense at June 30, 2015:

	Impact of an Increase in Interest Rates
			Total Interest	Annual
	Interest Rate	Outstanding	Expense	Earnings Per
	Per Year (1)	Debt	Per Year	Share Impact (2)
At June 30, 2015	1.33%	$533,233	$7,092	$0.08
100 bps increase	2.33%	$533,233	$12,424	$0.15

(1)	Weighted based on the respective interest rates and outstanding borrowings under our floating rate debt as of June 30, 2015.

(2)	Based on the diluted weighted average shares outstanding for the six months ended June 30, 2015.

The following table presents the impact a 100 bps increase in interest rates would have on our annual floating rate interest expense at June 30, 2015 if we were fully drawn on our revolving credit facility and our term loan and floating rate mortgage note remained outstanding:

	Impact of an Increase in Interest Rates
			Total Interest	Annual
	Interest Rate	Outstanding	Expense	Earnings Per
	Per Year (1)	Debt	Per Year	Share Impact (2)
At June 30, 2015	1.28%	$1,140,233	$14,595	$0.17
100 bps increase	2.28%	$1,140,233	$25,997	$0.31

(1)

Weighted based on the respective interest rates of our floating rate debt as of June 30, 2015, assuming we were fully drawn on our revolving credit facility and our term loan and floating rate mortgage note remained outstanding.

(2)	Based on the diluted weighted average shares outstanding for the six months ended June 30, 2015.

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

Although we have no present plans to do so, we may in the future enter into additional hedge arrangements from time to time to mitigate our exposure to changes in interest rates.

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

There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

WARNING CONCERNING FORWARD LOOKING STATEMENTS

THIS QUARTERLY REPORT ON FORM 10‑Q CONTAINS STATEMENTS THAT CONSTITUTE FORWARD LOOKING STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 AND OTHER SECURITIES LAWS. ALSO, WHENEVER WE USE WORDS SUCH AS “BELIEVE”, “EXPECT”, “ANTICIPATE”, “INTEND”, “PLAN”, “ESTIMATE” OR SIMILAR EXPRESSIONS, WE ARE MAKING FORWARD LOOKING STATEMENTS. THESE FORWARD LOOKING STATEMENTS ARE BASED UPON OUR PRESENT INTENT, BELIEFS OR EXPECTATIONS, BUT FORWARD LOOKING STATEMENTS ARE NOT GUARANTEED TO OCCUR AND MAY NOT OCCUR. FORWARD LOOKING STATEMENTS IN THIS REPORT RELATE TO VARIOUS ASPECTS OF OUR BUSINESS, INCLUDING:

•	THE LIKELIHOOD THAT OUR TENANTS WILL PAY RENT, EXTEND OR RENEW THEIR LEASES, ENTER INTO NEW LEASES OR BE AFFECTED BY CYCLICAL ECONOMIC CONDITIONS,
•	OUR ACQUISITIONS OF PROPERTIES,
•	OUR SALES OF PROPERTIES,
•	OUR ABILITY TO COMPETE FOR ACQUISITIONS AND TENANCIES EFFECTIVELY,
•	THE LIKELIHOOD THAT OUR RENTS MAY INCREASE WHEN RENTS ARE RESET AT OUR LEASED LANDS IN HAWAII,
•	OUR ABILITY TO PAY DISTRIBUTIONS TO OUR SHAREHOLDERS AND THE AMOUNT OF SUCH DISTRIBUTIONS,
•	THE FUTURE AVAILABILITY OF BORROWINGS UNDER OUR REVOLVING CREDIT FACILITY,
•	OUR POLICIES AND PLANS REGARDING INVESTMENTS, FINANCINGS AND DISPOSITIONS,
•	OUR ABILITY TO RAISE EQUITY OR DEBT CAPITAL,
•	OUR ABILITY TO PAY INTEREST ON AND PRINCIPAL OF OUR DEBT,
•	OUR EXPECTATION THAT WE WILL BENEFIT FROM OUR OWNERSHIP OF RMR INC.,
•	OUR EXPECTATION THAT WE BENEFIT FROM OUR OWNERSHIP OF AIC AND OUR PARTICIPATION IN INSURANCE PROGRAMS ARRANGED BY AIC,
•	OUR TAX STATUS AS A REIT,

•	THE CREDIT QUALITIES OF OUR TENANTS,
•	OUR EXPECTED DISTRIBUTION OF RMR INC. CLASS A COMMON SHARES TO OUR SHAREHOLDERS, AND
•	OTHER MATTERS.

OUR ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE CONTAINED IN OR IMPLIED BY OUR FORWARD LOOKING STATEMENTS AS A RESULT OF VARIOUS FACTORS. FACTORS THAT COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR FORWARD LOOKING STATEMENTS AND UPON OUR BUSINESS, RESULTS OF OPERATIONS, FINANCIAL CONDITION, FFO ATTRIBUTED TO SIR, NORMALIZED FFO ATTRIBUTED TO SIR, NOI, CASH FLOWS, LIQUIDITY AND PROSPECTS INCLUDE, BUT ARE NOT LIMITED TO:

•	THE IMPACT OF CHANGES IN THE ECONOMY AND THE CAPITAL MARKETS ON US AND OUR TENANTS,
•	COMPETITION WITHIN THE REAL ESTATE INDUSTRY, PARTICULARLY IN THOSE MARKETS IN WHICH OUR PROPERTIES ARE LOCATED,
•	COMPLIANCE WITH, AND CHANGES TO, FEDERAL, STATE AND LOCAL LAWS AND REGULATIONS, ACCOUNTING RULES, TAX LAWS AND SIMILAR MATTERS,
•	LIMITATIONS IMPOSED ON OUR BUSINESS AND OUR ABILITY TO SATISFY COMPLEX RULES IN ORDER FOR US TO QUALIFY AS A REIT FOR U.S. FEDERAL INCOME TAX PURPOSES,
•	ACTUAL AND POTENTIAL CONFLICTS OF INTEREST WITH OUR MANAGING TRUSTEES, RMR LLC, RMR INC., GOV, SNH, AIC AND THEIR RELATED PERSONS AND ENTITIES, AND
•	ACTS OF TERRORISM, OUTBREAKS OF SO CALLED PANDEMICS OR OTHER MANMADE OR NATURAL DISASTERS BEYOND OUR CONTROL.

FOR EXAMPLE:

•

OUR ABILITY TO MAKE PAYMENTS OF PRINCIPAL AND INTEREST ON OUR NOTES AND OTHER INDEBTEDNESS AND TO MAKE FUTURE DISTRIBUTIONS DEPENDS UPON A NUMBER OF FACTORS, INCLUDING OUR FUTURE EARNINGS AND THE CAPITAL COSTS WE INCUR TO LEASE OUR PROPERTIES. WE MAY BE UNABLE TO PAY OUR DEBT OBLIGATIONS OR TO MAINTAIN OUR CURRENT RATE OF DISTRIBUTIONS ON OUR COMMON SHARES AND FUTURE DISTRIBUTIONS MAY BE REDUCED OR ELIMINATED,

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

•

A  SIGNIFICANT NUMBER OF OUR HAWAII PROPERTIES ARE LANDS LEASED FOR RENTS THAT ARE PERIODICALLY RESET BASED ON THEN CURRENT FAIR MARKET VALUES. REVENUES FROM OUR PROPERTIES IN HAWAII HAVE GENERALLY INCREASED DURING OUR OWNERSHIP AS THE LEASES FOR THOSE PROPERTIES HAVE BEEN RESET OR RENEWED. THERE CAN BE NO ASSURANCE THAT REVENUES FROM OUR HAWAII PROPERTIES WILL INCREASE AS A RESULT OF FUTURE RENT RESETS OR LEASE RENEWALS, AND FUTURE RENTS FROM THESE PROPERTIES COULD DECREASE,

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

•

CONTINUED AVAILABILITY OF BORROWINGS UNDER OUR UNSECURED REVOLVING CREDIT FACILITY IS SUBJECT TO OUR SATISFYING CERTAIN FINANCIAL COVENANTS AND MEETING OTHER CUSTOMARY CREDIT FACILITY CONDITIONS THAT WE MAY BE UNABLE TO SATISFY,

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
•

WE BELIEVE THAT OUR RELATIONSHIPS WITH OUR RELATED PARTIES, INCLUDING RMR LLC, RMR INC., GOV, AIC, SNH, AND OTHERS AFFILIATED WITH THEM MAY BENEFIT US AND PROVIDE US WITH COMPETITIVE ADVANTAGES IN OPERATING AND GROWING OUR BUSINESS. IN FACT, THE ADVANTAGES WE BELIEVE WE MAY REALIZE FROM THESE RELATIONSHIPS MAY NOT MATERIALIZE,

•	THE MARGINS USED TO DETERMINE THE INTEREST RATE PAYABLE ON OUR 38

REVOLVING CREDIT FACILITY AND TERM LOAN AND THE FACILITY FEE PAYABLE ON OUR REVOLVING CREDIT FACILITY ARE BASED ON OUR CREDIT RATINGS. FUTURE CHANGES IN OUR CREDIT RATINGS MAY CAUSE THE INTEREST AND FEES WE PAY TO CHANGE,

•

THE PURCHASE PRICE WE PAID FOR THE RMR INC. SHARES AND OUR ECONOMIC OWNERSHIP INTEREST IN RMR LLC ARE STATED IN THIS QUARTERLY REPORT ON FORM 10-Q. AN IMPLICATION OF THESE STATEMENTS MAY BE THAT THE RMR INC. SHARES WE EXPECT TO DISTRIBUTE TO OUR SHAREHOLDERS WILL HAVE A MARKET VALUE AT LEAST EQUAL TO THE VALUE WE PAID FOR THE RMR INC. SHARES.  IN FACT, THE VALUE OF THE RMR INC. SHARES MAY BE DIFFERENT FROM THE PRICE WE PAID FOR THE RMR INC. SHARES.  THE MARKET VALUE OF THE RMR INC. SHARES WILL DEPEND UPON VARIOUS FACTORS, INCLUDING SOME THAT ARE BEYOND OUR CONTROL, SUCH AS MARKET CONDITIONS GENERALLY AT THE TIME THE RMR INC. SHARES ARE AVAILABLE FOR TRADING.  THERE CAN BE NO ASSURANCE PROVIDED REGARDING THE PRICE AT WHICH THE RMR INC. SHARES WILL TRADE IF AND WHEN THEY ARE DISTRIBUTED AND LISTED ON A NATIONAL STOCK EXCHANGE,

•

WE CURRENTLY EXPECT TO DISTRIBUTE APPROXIMATELY HALF OF THE RMR INC. SHARES WE ACQUIRED TO OUR SHAREHOLDERS.  THE PROCESS OF PREPARING A REGISTRATION STATEMENT FOR THE DISTRIBUTION OF THE RMR INC. SHARES REQUIRES EXTENSIVE LEGAL AND ACCOUNTING SERVICES.  AFTER A REGISTRATION STATEMENT IS FILED BY RMR INC. WITH THE SEC, IT WILL BE SUBJECT TO REVIEW BY SEC STAFF, WHICH MAY TAKE CONSIDERABLE TIME.  THE LISTING OF THE RMR INC. SHARES ON A NATIONAL STOCK EXCHANGE WILL ALSO BE SUBJECT TO THE SATISFACTION OF THE LISTING REQUIREMENTS AND APPROVAL OF THE APPLICABLE STOCK EXCHANGE.  WE CAN PROVIDE NO ASSURANCE WHEN OR IF THE REGISTRATION STATEMENT WILL BE DECLARED EFFECTIVE BY THE SEC, THAT THE RMR INC. SHARES WILL BE APPROVED FOR LISTING ON A NATIONAL STOCK EXCHANGE OR WHEN THE DISTRIBUTION OF THE RMR INC. SHARES WILL OCCUR, IF EVER,

•

THE BUSINESS MANAGEMENT AND PROPERTY MANAGEMENT AGREEMENTS BETWEEN US AND RMR LLC HAVE BEEN AMENDED AND EXTENDED FOR 20 YEAR TERMS. THE AMENDED MANAGEMENT AGREEMENTS INCLUDE TERMS WHICH PERMIT EARLY TERMINATION AND EXTENSIONS IN CERTAIN CIRCUMSTANCES.  ACCORDINGLY, THERE CAN BE NO ASSURANCE THAT THESE AGREEMENTS WILL REMAIN IN EFFECT FOR 20 YEARS OR FOR SHORTER OR LONGER TERMS, AND

•

WE HAVE AGREED TO ACQUIRE A PROPERTY FOR $153.5 MILLION, EXCLUDING ACQUISITION COSTS. THIS TRANSACTION  IS SUBJECT TO CLOSING CONDITIONS. THESE CONDITIONS MAY NOT BE SATISFIED AND THIS ACQUISITION MAY NOT OCCUR, MAY BE DELAYED OR THE PRICE AND TERMS MAY CHANGE. FURTHERMORE, LONGER TERM, WE CURENTLY EXPECT TO FINANCE CERTAIN ACQUISITIONS WITH LONG TERM DEBT AND PROCEEDS FROM PROPERTY SALES. THERE IS NO ASSURANCE THAT THESE ACQUISITIONS WILL BE FINANCED WITH LONG TERM DEBT OR PROCEEDS FROM PROPERTY SALES IN THE FUTURE.

THESE RESULTS COULD OCCUR DUE TO MANY DIFFERENT CIRCUMSTANCES, SOME OF WHICH ARE BEYOND OUR CONTROL, SUCH AS ACTS OF TERRORISM, NATURAL DISASTERS, CHANGES IN OUR TENANTS’ FINANCIAL CONDITIONS OR THE MARKET DEMAND FOR LEASED SPACE OR CHANGES IN CAPITAL MARKETS OR THE ECONOMY GENERALLY.

THE INFORMATION CONTAINED ELSEWHERE IN THIS QUARTERLY REPORT ON FORM 10‑Q AND IN OUR ANNUAL REPORT OR IN OUR OTHER FILINGS WITH THE SEC,  INCLUDING UNDER THE CAPTION “RISK FACTORS”, OR INCORPORATED HEREIN OR THEREIN, IDENTIFIES OTHER IMPORTANT FACTORS THAT COULD CAUSE DIFFERENCES FROM OUR FORWARD LOOKING STATEMENTS. OUR FILINGS WITH THE SEC ARE AVAILABLE ON THE SEC’S WEBSITE AT WWW.SEC.GOV.

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

Part II.Other Information

Item 1A. Risk Factors

Our business faces many risks, a number of which are described under the caption “Risk Factors” in our Annual Report and below. The risks so described may not be the only risks we face. Additional risks of which we are not yet aware, or that we currently believe are immaterial, may also materially and adversely impact our business operations or financial results. If any of the events or circumstances described in the risk factors contained in our Annual Report or described below occurs, our business, financial condition or results of operations could be adversely impacted and the trading price of our securities could decline. Investors and prospective investors should consider the risks described in our Annual Report and below and the information contained under the heading “Warning Concerning Forward Looking Statements” and elsewhere in this Quarterly Report on Form 10-Q before deciding whether to invest in our securities.

Our bylaws designate the Circuit Court for Baltimore City, Maryland or, if that court does not have jurisdiction, the United States District Court for the District of Maryland, Baltimore Division, as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our shareholders, which could limit our shareholders’ ability to obtain a favorable judicial forum for disputes with us or our Trustees, officers, manager or agents.

Our bylaws currently provide that, unless we consent in writing to the selection of an alternative forum, the Circuit Court for Baltimore City, Maryland, or if that court does not have jurisdiction, the United States District Court for the District of Maryland, Baltimore Division, will be the sole and exclusive forum for: (i) any derivative action or proceeding brought on our behalf; (ii) any action asserting a claim for breach of a duty owed by any Trustee, officer, manager, agent or employee of ours to us or our shareholders; (iii) any action asserting a claim against us or any Trustee, officer, manager, agent or employee of ours arising pursuant to the Maryland General Corporation Law, our declaration of trust or bylaws brought by or on behalf of a shareholder; or (iv) any action asserting a claim against us or any Trustee, officer, manager, agent or employee of ours that is governed by the internal affairs doctrine. This choice of forum provision may limit a shareholder’s ability to bring a claim in a judicial forum that the shareholder believes is favorable for disputes with us or our Trustees, officers, manager or agents, which may discourage lawsuits against us and our Trustees, officers, manager or agents. Any person or entity purchasing or otherwise acquiring or holding any interest in our shares of beneficial interest shall be deemed to have notice of and to have consented to this provision of our bylaws, as they may be amended from time to time. This provision of our bylaws does not abrogate or supersede other provisions of our bylaws dealing with certain disputes affecting us.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On April 8, May 7, and June 5, 2015, we issued 7,803, 7,580 and 7,970 of our common shares, respectively, to RMR LLC in payment of a portion of the management fee due to RMR LLC pursuant to our previous business management agreement with RMR LLC.  We issued these shares pursuant to an exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended, or the Securities Act.

On June 5, 2015, we issued 880,000 of our common shares to RMR Inc. as payment, along with cash, for 3,166,891 shares of class A common stock of RMR Inc. We issued these shares pursuant to an exemption from registration contained in Section 4(a)(2) of the Securities Act.

Item 5. Other Information

On July 30, 2015, our Board of Trustees approved amended and restated bylaws, effective that same date.

The amended and restated bylaws amend the provision regarding shareholder approval of matters other than the election of trustees to provide that a matter not previously approved by our Board of Trustees must be approved by 75% of the votes entitled to be cast for such matter. Our bylaws previously provided that a matter not approved by at least 60% of our Trustees, including 60% of our Independent Trustees, required the approval of 75% of all of our shares of beneficial interest entitled to vote at the meeting.

The amended and restated bylaws also amend the share ownership requirements for shareholders seeking to nominate individuals for election to the Board of Trustees or propose other business to be considered by shareholders at an annual meeting of shareholders. Pursuant to the amended and restated bylaws, the proponent shareholder(s) must have each continuously owned (as defined in the amended and restated bylaws) our shares of beneficial interest entitled to vote in the election of Trustees or on a proposal of other business, for at least three years prior to each of the date of the giving of the notice of the proposed nomination or proposal of other business, the record date for determining the shareholders entitled to vote at the meeting and the time of the annual meeting, with the aggregate shares owned by such shareholder(s) as of each such date and during such three year period representing at least 1% of our shares of beneficial interest. Our bylaws previously required that a proponent shareholder own at least $2,000 in market value or 1% of our shares of beneficial interest entitled to vote at the meeting on such election or proposal of other business for at least one year from the date such shareholder gave notice of the proposed nomination or proposal of other business. The amended and restated bylaws also clarify that shareholders presenting a proposal that seeks to remove one or more of our Trustees for cause must meet all of the requirements in the amended and restated bylaws for a nomination of an individual for election to the Board of Trustees at an annual meeting of shareholders or a proposal of other business.

In addition, the amended and restated bylaws amend the provisions regarding arbitration procedures for disputes to, among other things, add a provision allowing for an award or decision rendered pursuant to arbitration in accordance with the Commercial Arbitration Rules of the American Arbitration Association, or AAA, to be appealed pursuant to the AAA appeals process, and shall not be considered final until after the time for filing a notice of appeal pursuant to the AAA appellate rules has expired, and otherwise until the appellate process has been completed.

The amended and restated bylaws add provisions requiring that any shareholder who, by virtue of such shareholder’s ownership interest in us or actions taken by them affecting us, triggers the application of any requirement or regulation of any federal, state, municipal or other governmental or regulatory body on us or any of our subsidiaries, must promptly take all actions necessary and fully cooperate with us to ensure that such requirements or regulations are satisfied without restricting, imposing additional obligations on or in any way limiting the business, assets, operations or prospects of us or any of our subsidiaries. Among other things, these provisions provide that if the shareholder fails or is otherwise unable to promptly take such actions, such shareholder shall promptly divest a sufficient number of our shares of beneficial interest necessary to cause the application of such requirement or regulation to not apply to us or any of our subsidiaries.

The amended and restated bylaws also include a provision providing that, in addition to, and as further clarification of, each shareholder’s obligation to indemnify and hold us harmless pursuant to our declaration of trust, to the fullest extent permitted by law, each shareholder will be liable to us for, and indemnify and hold us harmless from and against, all costs, expenses, penalties, fines or other amounts, including, without limitation, reasonable attorneys’ and other professional fees, whether third party or internal, arising from such shareholder’s breach of or failure to fully comply with any covenant, condition or provision of the amended and restated bylaws or our declaration of trust (including the advance notice provisions of the amended and restated bylaws) or any action by or against us in which such shareholder is not the prevailing party, and shall pay such amounts to us on demand, together with interest on such amounts.

The amended and restated bylaws further add a provision which provides that, unless we consent in writing to the selection of an alternative forum, the Circuit Court for Baltimore City, Maryland, or, if that court does not have jurisdiction, the United States District Court for the District of Maryland, Baltimore Division, will be the sole and exclusive forum for (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a claim of breach of a duty owed by any of our Trustees, officers, managers, agents or employees to us or our shareholders, (iii) any action asserting a claim against us or any of our Trustees, officers, managers, agents or employees arising pursuant to the Maryland General Corporation Law or our declaration of trust or the amended and restated bylaws, including any disputes, claims or controversies brought by or on behalf of any of our shareholders or (iv) any action asserting a claim against us or any of our Trustees, officers, managers, agents or employees governed by the internal affairs doctrine of the State of Maryland. This provision further provides that any person or entity purchasing or otherwise acquiring any interest in our shares of beneficial interest is deemed to have notice of and consented to this provision. This provision of our amended and restated bylaws does not abrogate or supersede other provisions of our amended and restated bylaws which may require the resolution of such disputes by arbitration.

The amended and restated bylaws also include certain conforming and administrative changes, including, among other things, revisions to the descriptions of the powers and duties of our officers.

The foregoing description of the amended and restated bylaws is not complete and is qualified in its entirety by reference to the full text of the amended and restated bylaws, a copy of which is filed as Exhibit 3.2 to this Quarterly Report on Form 10-Q, and is incorporated by reference herein. In addition, a marked copy of the amended and restated bylaws indicating changes made to our bylaws as they existed immediately prior to the adoption of these amended and restated bylaws is attached as Exhibit 3.3.

Item 6. Exhibits

Exhibit Number	Description

3.1	Amended and Restated Declaration of Trust, dated March 9, 2012, as amended to date. (Incorporated by reference to the Company’s Registration Statement on Form S-4, File No. 333-199445.)

3.2 3.3	Amended and Restated Bylaws of the Company adopted July 30, 2015. (Filed herewith.) Amended and Restated Bylaws of the Company adopted July 30, 2015 (marked copy). (Filed herewith.)

4.1	Form of Common Share Certificate. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012.)

4.2	Indenture, dated February 3, 2015, between the Company and U.S. Bank National Association. (Incorporated by reference to the Company’s Current Report on Form 8-K dated January 29, 2015.)

4.3

First Supplemental Indenture, dated February 3, 2015, between the Company and U.S. Bank National Association, including the forms of 2.85% Senior Note due 2018, 3.60% Senior Note due 2020, 4.15% Senior Note due 2022 and 4.50% Senior Note due 2025. (Incorporated by reference to the Company’s Current Report on Form 8-K dated January 29, 2015.)

10.1	Summary of Trustee Compensation. (Incorporated by reference to the Company’s Current Report on Form 8-K dated May 13, 2015.)

10.2

Transaction Agreement, dated June 5, 2015, among the Company, Reit Management & Research LLC, Reit Management & Research Trust and Reit Management & Research Inc. (Incorporated by reference to the Company’s Current Report on Form 8-K dated June 5, 2015.)

10.3

Second Amended and Restated Business Management Agreement, dated June 5, 2015, between the Company and Reit Management & Research LLC. (Incorporated by reference to the Company’s Current Report on Form 8-K dated June 5, 2015.)

10.4

Amended and Restated Property Management Agreement, dated June 5, 2015, between the Company and Reit Management & Research LLC. (Incorporated by reference to the Company’s Current Report on Form 8-K dated June 5, 2015.)

10.5

Registration Rights and Lock-Up Agreement, dated June 5, 2015, among the Company, Reit Management & Research Trust, Barry M. Portnoy and Adam D. Portnoy. (Incorporated by reference to the Company’s Current Report on Form 8-K dated June 5, 2015.)

10.6	Registration Rights Agreement, dated June 5, 2015, between the Company and Reit Management & Research Inc. (Incorporated by reference to the Company’s Current Report on Form 8-K dated June 5, 2015.)

12.1	Computation of Ratio of Earnings to Fixed Charges. (Filed herewith.)

31.1	Rule 13a-14(a) Certification. (Filed herewith.)

31.2	Rule 13a-14(a) Certification. (Filed herewith.)

31.3	Rule 13a-14(a) Certification. (Filed herewith.)

31.4	Rule 13a-14(a) Certification. (Filed herewith.)

32.1	Section 1350 Certification. (Furnished herewith.)

101.1

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Statements of Cash Flows and (iv) related notes to these financial statements, tagged as blocks of text and detail. (Filed herewith.)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SELECT INCOME REIT

By:	/s/ David M. Blackman
David M. Blackman
President and Chief Operating Officer
Dated: July 31, 2015

By:	/s/ John C. Popeo
John C. Popeo
Treasurer and Chief Financial Officer
(principal financial and accounting officer)
Dated: July 31, 2015