Form 10-Q
period 2015-09-30
Select Income REIT
filed 2015-10-27
CIK 1537667

sa

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

Number of registrant’s common shares of beneficial interest, $.01 par value per share, outstanding as of October 26, 2015: 89,374,029

SELECT INCOME REIT

FORM 10-Q

September 30, 2015

References in this Quarterly Report on Form 10-Q to “SIR”, “we”, “us” or “our” include Select Income REIT and its consolidated subsidiaries unless otherwise expressly stated or the context indicates otherwise.

PART IFinancial Information

Item 1.  Financial Statements

SELECT INCOME REIT

CONDENSED CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except per share data)

(unaudited)

	September 30,	December 31,
	2015	2014
ASSETS
Real estate properties:
Land	$1,025,832	$756,160
Buildings and improvements	3,013,438	1,110,683
	4,039,270	1,866,843
Accumulated depreciation	(144,586)	(94,333)
	3,894,684	1,772,510

Properties held for sale	67,250	-
Acquired real estate leases, net	558,027	120,700
Cash and cash equivalents	25,247	13,504
Restricted cash	1,163	42
Rents receivable, including straight line rents of $85,256 and $64,894, respectively, net of allowance for doubtful accounts of $1,391 and $1,664, respectively	91,506	68,385
Deferred leasing costs, net	7,216	6,196
Deferred financing costs, net	17,282	3,416
Other assets	99,272	8,478
Total assets	$4,761,647	$1,993,231

LIABILITIES, NONCONTROLLING INTEREST AND SHAREHOLDERS' EQUITY
Revolving credit facility	$305,000	$77,000
Term loan	350,000	350,000
Senior unsecured notes, net	1,435,095	-
Mortgage notes payable, net	286,945	18,816
Accounts payable and other liabilities	92,536	18,869
Liabilities related to properties held for sale	1,614	-
Assumed real estate lease obligations, net	85,940	26,475
Rents collected in advance	17,132	9,688
Security deposits	11,719	10,348
Due to related persons	2,862	1,588
Total liabilities	2,588,843	512,784

Commitments and contingencies	-	-

Noncontrolling interest	3,270	-

Shareholders' equity:
Common shares of beneficial interest, $.01 par value: 125,000,000 shares authorized; 89,374,029 and 59,959,750 shares issued and outstanding, respectively	894	600
Additional paid in capital	2,179,139	1,441,036
Cumulative net income	314,110	250,238
Cumulative other comprehensive loss	(295)	(23)
Cumulative common distributions	(324,314)	(211,404)
Total shareholders' equity	2,169,534	1,480,447
Total liabilities, noncontrolling interest and shareholders' equity	$4,761,647	$1,993,231

See accompanying notes

SELECT INCOME REIT

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(amounts in thousands, except per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

REVENUES:
Rental income	$94,745	$48,523	$267,389	$142,051
Tenant reimbursements and other income	17,197	8,177	46,182	24,234
Total revenues	111,942	56,700	313,571	166,285

EXPENSES:
Real estate taxes	9,871	5,645	27,247	16,580
Other operating expenses	11,313	4,637	30,121	13,666
Depreciation and amortization	33,070	10,653	90,179	30,442
Acquisition related costs	402	5,365	21,720	5,739
General and administrative	6,328	3,749	19,488	11,123
Total expenses	60,984	30,049	188,755	77,550

Operating income	50,958	26,651	124,816	88,735

Interest expense (including net amortization of debt premiums and discounts and deferred financing fees of $1,357, $378, $3,738 and $1,182, respectively)	(20,034)	(3,033)	(53,710)	(10,025)
(Loss) gain on early extinguishment of debt	-	-	(6,845)	243
Income before income tax expense and equity in earnings (loss) of an investee	30,924	23,618	64,261	78,953
Income tax expense	(98)	(30)	(324)	(120)
Equity in earnings (loss) of an investee	(25)	38	70	59
Income before gain on sale of property	30,801	23,626	64,007	78,892
Gain on sale of property	-	116	-	116
Net income	30,801	23,742	64,007	79,008
Net income allocated to noncontrolling interest	(46)	-	(135)	-
Net income attributed to SIR	$30,755	$23,742	$63,872	$79,008

Other comprehensive income:
Unrealized loss on interest rate swap	(831)	-	(181)	-
Equity in unrealized gain (loss) of an investee	(72)	(33)	(91)	8
Other comprehensive income (loss)	(903)	(33)	(272)	8
Comprehensive income	29,898	23,709	63,735	79,016
Comprehensive income allocated to noncontrolling interest	(46)	-	(135)	-
Comprehensive income attributed to SIR	$29,852	$23,709	$63,600	$79,016

Weighted average common shares outstanding - basic	89,267	59,857	85,827	54,642
Weighted average common shares outstanding - diluted	89,274	59,910	85,837	54,688

Basic net income attributed to SIR per common share	$0.34	$0.40	$0.74	$1.45
Diluted net income attributed to SIR per common share	$0.34	$0.40	$0.74	$1.44

See accompanying notes

SELECT INCOME REIT

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

(unaudited)

	Nine Months Ended September 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$64,007	$79,008
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	53,090	20,020
Net amortization of debt premiums and discounts and deferred financing fees	3,738	1,182
Amortization of acquired real estate leases and assumed real estate lease obligations	33,098	9,625
Amortization of deferred leasing costs	1,176	711
Provision for losses on rents receivable	(453)	356
Straight line rental income	(20,395)	(12,757)
Loss (gain) on early extinguishment of debt	6,845	(243)
Gain on sale of property	-	(116)
Other non-cash expenses, net	886	1,671
Equity in earnings of an investee	(70)	(59)
Change in assets and liabilities:
Restricted cash	24	-
Rents receivable	2,048	2,620
Deferred leasing costs	(1,342)	(1,246)
Other assets	(6,345)	(3,709)
Accounts payable and other liabilities	11,790	4,457
Rents collected in advance	(2,750)	1,356
Security deposits	310	1,977
Due to related persons	1,357	175
Net cash provided by operating activities	147,014	105,028

CASH FLOWS FROM INVESTING ACTIVITIES:
Real estate acquisitions	(2,147,626)	(208,825)
Real estate improvements	(2,657)	(859)
Proceeds from sale of properties	509,045	116
Investment in Affiliates Insurance Company	-	(825)
Investment in The RMR Group Inc.	(18,461)	-
Net cash used in investing activities	(1,659,699)	(210,393)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common shares, net	-	277,329
Proceeds from issuance of senior unsecured notes, net	1,433,694	-
Proceeds from borrowings	1,774,000	256,000
Payments of borrowings	(1,546,182)	(357,671)
Deferred financing fees	(23,761)	-
Distributions to common shareholders	(112,910)	(75,608)
Repurchase of common shares	(130)	-
Distributions to noncontrolling interest	(283)	-
Net cash provided by financing activities	1,524,428	100,050

Increase (decrease) in cash and cash equivalents	11,743	(5,315)
Cash and cash equivalents at beginning of period	13,504	20,025
Cash and cash equivalents at end of period	$25,247	$14,710

SUPPLEMENTAL DISCLOSURES:
Interest paid	$40,051	$8,975
Income taxes paid	$294	$93

NON-CASH INVESTING ACTIVITIES:
Real estate and investment acquired by issuance of shares	$(736,740)	$-
Real estate acquired by assumption of mortgage notes payable	$(297,698)	$-
Real estate sold by assumption of mortgage notes payable	$29,955	$-
Working capital assumed	$(20,720)	$-

NON-CASH FINANCING ACTIVITIES:
Assumption of mortgage notes payable	$297,698	$-
Issuance of SIR common shares	$736,740	$-

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

Note 2.  Recent Accounting Pronouncements

On January 1, 2015, we adopted Financial Accounting Standards Board, or FASB, Accounting Standards Update, or ASU, No. 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. This update amends the criteria for reporting discontinued operations to, among other things, raise the threshold for disposals to qualify as discontinued operations. This update reduces the number of future property dispositions we are required to present as discontinued operations in our condensed consolidated financial statements.

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

In April 2015, the FASB issued ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs, which requires debt issuance costs to be presented in the balance sheet as a direct deduction from the associated debt liability. In August 2015, the FASB clarified the previous ASU and issued ASU No. 2015-15,  Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements—Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015 EITF Meeting, which addresses the presentation of debt issuance costs related to line of credit arrangements. These updates are effective for interim and annual reporting periods beginning after December 15, 2015 and require retrospective application. The implementation of these updates is not expected to cause any material changes to our condensed consolidated financial statements other than the reclassification of debt issuance costs from assets to contra liabilities on our condensed consolidated balance sheets.  Debt issuance costs related to line of credit arrangements will remain classified as assets in accordance with ASU No. 2015-15. When these updates are adopted, deferred financing costs of $12,384 and $1,689 as of September 30, 2015 and December 31, 2014, respectively, will be reclassified from assets to the related debt obligations on our condensed consolidated balance sheets.

In May 2014, the FASB issued ASU No. 2014-09, Revenue From Contracts With Customers, which outlines a comprehensive model for entities to use in accounting for revenue arising from contracts with customers. This ASU states that “an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.” While this ASU specifically references contracts with customers, it also may apply to certain other transactions such as the sale of real estate or equipment. In July 2015, the FASB approved a one year deferral of the effective date for this ASU to interim and annual reporting periods beginning after December 15, 2017.  We are continuing to evaluate this guidance;

however, we do not expect its adoption to have a material impact on our condensed consolidated financial statements, as a substantial portion of our revenue consists of rental income from leasing arrangements, which are specifically excluded from this ASU.

In September 2015, the FASB issued ASU No. 2015-16, Simplifying the Accounting for Measurement-Period Adjustments, which eliminates the requirement for an acquirer in a business combination to account for measurement-period adjustments retrospectively. Instead, acquirers must recognize measurement-period adjustments during the period in which they determine the amounts, including the effect on earnings of any amounts that would have been recorded in previous periods if the accounting had been completed at the acquisition date. This update is effective for interim and annual periods beginning after December 15, 2015, with early adoption permitted.  The implementation of this update is not expected to have any material impact on our condensed consolidated financial statements.

Note 3.  Real Estate Properties

As of September 30, 2015, we owned 118 properties (359 buildings, leasable land parcels and easements) with approximately 44,606,000 rentable square feet.

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

At the effective time of the CCIT Merger, we acquired CCIT’s full property portfolio which included 64 office and industrial net leased properties  ( 73 buildings), or the 64 CCIT Properties, as well as 23 healthcare properties which we sold concurrently to Senior Housing Properties Trust, or SNH. The total consideration for our acquisition of CCIT’s full portfolio was $2,997,601, including the assumption of $297,698 of mortgage debt principal (of which $29,955 was assumed by SNH in our sale of the healthcare properties to SNH) and excluding acquisition related costs. Pursuant to the terms of the Merger Agreement, we paid $1,245,321 in cash and issued 28,439,111 of our common shares at a value of $25.20 per share, or an aggregate of $716,666, to former holders of CCIT common stock. Total consideration related to the 23 healthcare properties sold to SNH was $539,300, including the assumption of $30,255 of mortgage debt principal and loan assumption costs. The following tables summarize the total consideration, the preliminary estimated fair values of the assets acquired and liabilities assumed in the CCIT Merger, based on our current best estimates, and the net purchase price after the completion of our sale of the 23 healthcare properties to SNH:

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

In accordance with GAAP, we accounted for the CCIT Merger as a business combination with SIR treated as the acquirer of CCIT for accounting purposes. Under business combination accounting rules, the assets acquired and liabilities assumed were recorded as of the acquisition date, at their respective estimated fair value, and added to those of SIR. We allocated the purchase price of this acquisition based on the estimated fair values of the acquired assets and liabilities assumed in a manner consistent with our purchase price allocation accounting policy described in our Annual Report. We engaged an independent real estate consulting firm to assist us with determining the purchase price allocations and to provide market information and evaluations which are relevant to purchase price allocations and determinations of useful lives. As of September 30, 2015, the allocation of purchase price was based on preliminary estimates and may change upon the completion of (i) third party valuations and (ii) our analysis of acquired in place leases and land and building valuations. As of the date acquired, the weighted average amortization periods for capitalized above market lease values, lease origination value and capitalized below market lease values were 10.2 years, 11.4 years and 12.3 years, respectively.

During the nine months ended September 30, 2015, we also acquired three properties  (five buildings) with 790,894 rentable square feet and an ancillary land parcel adjacent to one of our existing properties for an aggregate purchase price of $185,100, excluding acquisition costs. We allocated the purchase prices of these acquisitions based on the estimated fair value of the acquired assets and assumed liabilities as follows:

								Assumed
							Acquired	Real Estate	Other
		Properties/	Square	Purchase		Building and	Real Estate	Lease	Assumed
Date	Location	Buildings	Feet	Price (1)	Land	Improvements	Leases	Obligations	Liabilities
April 2015	Phoenix, AZ (2)	1 / 1	106,397	$16,850	$2,490	$10,799	$3,649	$(78)	$(10)
April 2015	Birmingham, AL	-	-	2,000	2,000	-	-	-	-
July 2015	Richmond, VA (2)	1 / 3	88,890	12,750	2,401	7,289	3,060	-	-
July 2015	Kansas City, MO (2)	1 / 1	595,607	153,500	4,263	73,891	75,346	-	-
		3 / 5	790,894	$185,100	$11,154	$91,979	$82,055	$(78)	$(10)

(1)	Purchase price excludes acquisition related costs.
(2)

We accounted for these acquisitions as business combinations.  The allocations of purchase price are based on preliminary estimates and may change upon the completion of (i) third party valuations and (ii) our analysis of acquired in place leases and land and building valuations.

Certain of our real estate assets contain hazardous substances, including asbestos. We believe the asbestos at our properties is contained in accordance with current environmental regulations and we have no current plans to remove it. If these properties were demolished today, certain environmental regulations specify the manner in which the asbestos must be removed and we could incur substantial costs complying with such regulations. Due to the uncertainty of the timing and amount of costs we may incur, we cannot reasonably estimate the fair value and we have not recognized a liability in our financial statements for these costs. Certain of our industrial lands in Hawaii may require environmental remediation, especially if the use of those lands is changed; however, we do not have any present plans to change the use of those land parcels or to undertake this environmental cleanup. In general, we do not have any insurance designated to limit any losses that we may incur as a result of known or unknown environmental conditions which are not caused by an insured event, such as, for example, fire or flood, although some of our tenants may maintain such insurance. However, as of September 30, 2015 and December 31, 2014, accrued environmental remediation costs totaling $8,160 and $8,150, respectively, were included in accounts payable and other liabilities in our condensed consolidated balance sheets. These accrued environmental remediation costs relate to maintenance of our properties for current uses and, because of the indeterminable timing of the remediation, these amounts have not been discounted to present value. We do not believe that there are environmental conditions at any of our properties that will have a material adverse effect on us. However, no assurances can be given that such conditions are not present in our properties or that other costs we incur to remediate contamination will not have a material adverse effect on our business or financial condition. Charges for environmental remediation costs are included in other operating expenses in our condensed consolidated statements of comprehensive income.

Pro Forma Information:

The following table presents our pro forma results of operations for the nine months ended September 30, 2015 and 2014 as if the CCIT Merger and the related financing activities described above and in Note 6, had occurred on January 1, 2014. This pro forma data also includes three additional properties (five buildings) we acquired in 2015 for an aggregate purchase price of $183,100, excluding acquisition costs, three properties ( three buildings) we acquired during 2014 for an aggregate purchase price of $222,230, excluding acquisition costs, and 10,000,000 of our common shares we sold during 2014 in a public offering at a price of $29.00 per share as if these transactions had occurred on January 1, 2014. This pro forma data is not necessarily indicative of what our actual results of operations would have been for the periods presented, nor does it represent the results of operations for any future period. Differences could result from numerous factors, including future changes in our portfolio of investments, changes in interest rates, changes in our capital structure, changes in net property level operating expenses, changes in property level revenues, including rents expected to be received from our existing leases or leases we may enter into during and after 2015, and for other reasons.

	Nine Months Ended
	September 30,
	2015	2014
Total revenues	$339,618	$333,459
Net income attributed to SIR	$86,543	$86,503
Net income attributed to SIR per share	$0.97	$0.97

During the nine months ended September 30, 2015, we recognized revenues of $154,684 and operating income of $127,218, arising from our 2014 and 2015 acquisitions.

In August 2015, we began marketing for sale 13 properties (13 buildings) with a combined 638,866 rentable square feet.  As of September 30, 2015, we have classified these properties as held for sale on our condensed consolidated balance sheet and included the results of operations of these properties in continuing operations in our condensed consolidated statements of comprehensive income.  Summarized balance sheet information for these properties is as follows:

As of
September 30,
2015
Real estate properties	$58,419
Acquired real estate leases	8,798
Rents receivable	33
Properties held for sale	$67,250

Acquired real estate lease obligations	$1,614
Liabilities related to properties held for sale	$1,614

Note 4.  Segment Information and Tenant Concentration

We operate in one business segment: ownership of properties that include buildings and leased commercial and industrial lands that are primarily net leased to single tenants, with no one tenant accounting for more than 10% of our total revenues. A “net leased property” or a property being “net leased” means that the building or land lease requires the tenant to pay rent and pay, or reimburse us, for all, or substantially all, property level operating expenses and capital expenditures, such as real estate taxes, insurance, utilities, maintenance and repairs, other than, in certain circumstances, roof and structural element related expenditures; in some instances, tenants instead reimburse us for all expenses in excess of certain amounts included in the stated rent. We define a single tenant leased building or leased land as a building or land parcel with at least 90% of its rentable square footage leased to one tenant. Our buildings and lands are primarily leased to single tenants; however, we also own some multi-tenant buildings on the island of Oahu, HI, and one mainland multi-tenant office building. For the three months ended September 30, 2015 and 2014, approximately 19.8% and 37.7%, respectively, and for the nine months ended September 30, 2015 and 2014, approximately 21.4% and 38.8%, respectively, of total revenues were from 11 properties ( 229 buildings, leasable land parcels and easements) with a combined approximately 17,778,000 rentable square feet that we own on Oahu, HI.

Note 5. Derivatives and Hedging Activities

Risk Management Objective of Using Derivatives:

We are exposed to certain risks relating to our ongoing business operations, including the effect of changes in interest rates. A part of our interest rate risk is the only risk currently managed by us using derivative instruments. We have an interest rate swap agreement to manage our interest rate risk exposure on $41,000 of mortgage notes payable due 2020, with interest payable at a rate equal to a spread over LIBOR. We assumed this mortgage note and related interest rate swap agreement in connection with the CCIT Merger.

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

Cash Flow Hedges of Interest Rate Risk:

We record all derivatives on the balance sheet at fair value. The following table summarizes the terms of our outstanding interest rate swap agreement, which we designate as a cash flow hedge:

Fair Value
		Notional				of Liability
		as of	Interest	Effective	Maturity	as of
	Balance Sheet Location	September 30, 2015	Rate (1)	Date	Date	September 30, 2015
Interest Rate Swap	Accounts Payable and Other Liabilities	$ 41,000	4.16%	1/29/2015	8/3/2020	$ 1,814

(1)	The interest rate consists of the underlying index swapped to a fixed rate and the applicable interest rate spread.

The interest rate swap agreement manages our interest rate risk exposure on $41,000 of mortgage debt due in 2020, which requires interest at LIBOR plus 200 basis points.  The interest rate swap agreement qualifies as a cash flow hedge and effectively modifies our exposure to interest rate risk by converting our floating interest rate debt to a fixed interest rate basis for this loan through August 3, 2020, thus reducing the impact of interest rate changes on future interest expense.  This agreement involves the receipt of floating interest rate amounts in exchange for fixed rate interest payments over the life of the agreement without an exchange of the underlying principal amount. The fair value of our derivative instrument liability changed by $181 from the closing of the CCIT Merger to September 30, 2015, based primarily on changes in market interest rates. We may enter into additional interest rate swaps or hedge agreements to manage some of our additional interest rate risk associated with our other floating rate borrowings. The table below presents the effects of our interest rate derivative on our condensed consolidated statements of comprehensive income for the three and nine months ended September 30, 2015:

	Three Months	Nine Months
	Ended	Ended
	September 30, 2015	September 30, 2015

Amount of gain (loss) recognized in cumulative
other comprehensive income (effective portion)	$(953)	$(273)
Amount of gain (loss) reclassified from cumulative
other comprehensive income into
interest expense (effective portion)	$122	$92

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in cumulative other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The ineffective portions of the change in fair value of the interest rate swap agreement were considered immaterial for the three and nine months ended September 30, 2015. Additional disclosures related to the fair value of this derivative instrument are included in Note 7. The notional amount under the interest rate swap agreement is an indication of the extent of our involvement in the instrument, but does not represent exposure to credit, interest rate or market risks. During the twelve months ending September 30, 2016, we currently estimate that an additional $430 may be reclassified from other comprehensive income as an increase to interest expense.

Credit-Risk-Related Contingent Features:

Under an agreement with our derivative counterparty, if we either default or are capable of being declared in default on any of our indebtedness, then we could also be declared in default on our derivative obligation.

As of September 30, 2015, the fair value of our interest rate swap was a liability of $1,814, including accrued interest. As of September 30, 2015, we had not posted any collateral related to this agreement and we were not in breach of any agreement provisions. If we had breached any of the provisions, we could have been required to settle our obligation under the agreement at the termination value.

Note 6.  Indebtedness

At September 30, 2015 and December 31, 2014, our outstanding indebtedness consisted of the following:

	September 30,	December 31,
	2015	2014
Revolving credit facility, due in 2019	$305,000	$77,000
Term loan, due in 2020	350,000	350,000
Senior unsecured notes, 2.85%, due in 2018	350,000	-
Senior unsecured notes, 3.60%, due in 2020	400,000	-
Senior unsecured notes, 4.15%, due in 2022	300,000	-
Senior unsecured notes, 4.50%, due in 2025	400,000	-
Mortgage note payable, LIBOR plus 160 bps, due in 2016 (1)	40,233	-
Mortgage note payable, 5.950%, due in 2017 (1)	17,818	17,999
Mortgage note payable, 4.50%, due in 2019 (1) (2)	2,000	-
Mortgage note payable, 4.50%, due in 2019 (1) (2)	2,400	-
Mortgage note payable, 3.87%, due in 2020 (1) (2)	12,360	-
Mortgage note payable, 4.16%, due in 2020 (1) (3)	41,000	-
Mortgage note payable, 3.99%, due in 2020 (1) (2)	48,750	-
Mortgage note payable, 3.55%, due in 2023 (1) (2)	71,000	-
Mortgage note payable, 3.70%, due in 2023 (1) (2)	50,000	-
	2,390,561	444,999
Plus: net premiums and (discounts)	(13,521)	817
	$2,377,040	$445,816

(1)

We assumed all of our mortgage notes in connection with our acquisition of certain properties. The stated interest rates for these mortgage debts are the contractually stated rates; we recorded the assumed mortgages at estimated fair value on the date of acquisition and we amortize the fair value premiums to interest expense over the respective terms of the mortgage notes to reduce interest expense to the estimated market interest rates as of the date of acquisition.

(2)

In connection with the CCIT Merger, we assumed fixed rate mortgage notes with an aggregate principal balance of $186,510. We recorded these mortgage notes at their estimated fair value aggregating $187,449 on the date of acquisition.

(3)

This mortgage note was assumed in connection with the CCIT Merger. Interest on this mortgage note is payable at a rate equal to a premium over LIBOR but has been fixed by a cash flow hedge which sets the rate at approximately 4.16% until August 3, 2020, which is the maturity date of the mortgage note.

On January 9, 2015, we replaced our then existing $750,000 unsecured revolving credit facility and $350,000 unsecured term loan with a new credit agreement providing $1,100,000 in aggregate borrowing availability, or the credit agreement. The credit agreement replaced our prior revolving credit facility maturing on March 11, 2016 with a new $750,000 unsecured revolving credit facility that has a maturity date of March 29, 2019, interest payable on borrowings of LIBOR plus 105 basis points and a facility fee of 20 basis points per annum, based on the total amount of lending commitments. Both the interest rate premium and the facility fee for the new revolving credit facility are subject to adjustment based on changes to our credit ratings. Upon the payment of an extension fee and meeting certain other conditions, we have an option to extend the maturity date of the new revolving credit facility to March 29, 2020. As of

September 30, 2015, the interest rate payable on borrowings under our new revolving credit facility was 1.22%. The weighted average annual interest rate for borrowings under our new and prior revolving credit facility was 1.26% for both the three and nine months ended September 30, 2015 and 1.45% for both the three and nine months ended September 30, 2014. We can borrow, repay and reborrow funds available under our revolving credit facility until maturity, and no principal repayment is due until maturity.  As of September 30, 2015 and October 26, 2015, we had $305,000 and $273,000, respectively, outstanding under our revolving credit facility.

The credit agreement also replaced our prior term loan maturing on July 11, 2017 with a new $350,000 unsecured term loan that has a maturity date of March 31, 2020 and interest payable on the amount outstanding of LIBOR plus 115 basis points. The interest rate premium for the new term loan is subject to adjustment based on changes to our credit ratings. As of September 30, 2015, the interest rate payable for the amount outstanding under our new term loan was 1.35%.  The weighted average annual interest rate for the amount outstanding under our new and prior term loan was 1.34% for both the three and nine months ended September 30, 2015 and 1.69% for both the three and nine months ended September 30, 2014.

In addition, the credit agreement governing our revolving credit facility and term loan includes a feature under which the maximum aggregate borrowing availability under the new revolving credit facility and the new term loan may be increased to up to $2,200,000 on a combined basis under certain circumstances.

The credit agreement and our senior notes indenture and its supplement provide for acceleration of payment of all amounts due thereunder upon the occurrence and continuation of certain events of default, such as, in the case of our credit agreement, a change of control of us, which includes The RMR Group LLC (formerly known as Reit Management & Research LLC), or RMR LLC, ceasing to act as our business manager and property manager. Our senior notes indenture and its supplement and our credit agreement also contain a number of covenants, including covenants that restrict our ability to incur debts or to make distributions under certain circumstances and generally require us to maintain certain financial ratios.  We believe we were in compliance with the terms and conditions of the respective covenants under our senior unsecured notes indenture and its supplement and our credit agreement at September 30, 2015.

In connection with the closing of the CCIT Merger, we entered into a bridge loan agreement with a group of institutional lenders pursuant to which we obtained a 364-day $1,000,000 senior unsecured bridge loan, which had a maturity date of January 28, 2016, bore interest at LIBOR plus 140 basis points (subject to adjustment based on changes to our credit ratings), and was prepayable in whole or in part at any time.  On February 3, 2015, we repaid in full the $1,000,000 senior unsecured bridge loan and reduced amounts then outstanding on our revolving credit facility with net proceeds from an underwritten public offering of $1,450,000 aggregate principal amount of senior unsecured notes, which included: $350,000 aggregate principal amount of 2.85% senior unsecured notes due 2018; $400,000 aggregate principal amount of 3.60% senior unsecured notes due 2020; $300,000 aggregate principal amount of 4.15% senior unsecured notes due 2022; and $400,000 aggregate principal amount of 4.50% senior unsecured notes due 2025. We also assumed eight mortgage notes associated with properties that we acquired in the CCIT Merger with an aggregate principal amount of $267,743, net of mortgage notes related to properties sold to SNH.

During the nine months ended September 30, 2015, we recognized a loss on early extinguishment of debt aggregating $6,845 from the write off of unamortized deferred financing fees related to the repayment and termination of the bridge loan that was entered in connection with the CCIT Merger, our prior revolving credit facility and our prior term loan.

At September 30, 2015, nine of our properties (12 buildings) with an aggregate net book value of $465,289 secured mortgage notes we assumed in connection with our acquisition of those properties. The aggregate principal amount outstanding under these mortgage notes as of September 30, 2015, was $285,561. These mortgage notes are non-recourse, subject to certain limited exceptions, and do not contain any material financial covenants.

Note 7. Fair Value of Financial Instruments

The table below presents a liability measured at fair value during 2015, categorized by the level of inputs used in the valuation of the liability:

Fair Value at Reporting Date Using
		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
		Identical Assets	Observable Inputs	Inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)
Recurring Fair Value Measurements:
Interest rate swap (1)	$1,814	$-	$1,814	$-

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

In addition to the liability described in the table above, our financial instruments include cash and cash equivalents, restricted cash, rents receivable, a revolving credit facility, a term loan, senior unsecured notes, mortgage notes payable, accounts payable, rents collected in advance, security deposits and amounts due to related persons. At September 30, 2015 and December 31, 2014, the fair value of our financial instruments approximated their carrying values in our condensed consolidated financial statements, except as follows:

	At September 30, 2015		At December 31, 2014
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
Senior unsecured notes	$1,435,095	$1,452,710	$-	$-
Mortgage notes payable	$246,712	$246,964	$18,816	$19,401

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

Note 8. Noncontrolling Interest

One of the properties acquired in connection with the CCIT Merger is owned pursuant to a joint venture arrangement. The joint venture was formed by CCIT on December 19, 2013 to own and manage an office building with approximately 344,000 square feet in Duluth, GA. Pursuant to the joint venture agreement, the joint venture partner has the right to exercise an option after two years whereby we will be required to purchase the remaining 11.0% ownership interest of the joint venture partner at a fair market value. Upon the closing of the CCIT Merger, we determined that we have a controlling interest in this joint venture and therefore meet the GAAP requirements for consolidation under the voting model. We recorded the noncontrolling interest in this joint venture at its acquisition date fair value of $3,422 and have classified it as temporary equity due to the redemption option existing outside of our control. The portion of the joint venture’s net income and comprehensive income not allocated to us, or $46 and $135 for the three and nine months ended September 30, 2015, respectively, is reported as noncontrolling interest in our condensed consolidated statements of comprehensive income. As of September 30, 2015, this joint venture held real estate assets with an aggregate net book value of $57,846 and encumbered by variable rate mortgage debt of $40,233.

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

Note 9.  Shareholders’ Equity

Share Issuances:

In connection with the CCIT Merger in January 2015, we issued 28,439,111 of our common shares to former holders of CCIT common stock.

During the nine months ended September 30, 2015, we issued 37,689 of our common shares to RMR LLC as part of the business management fees payable by us under our business management agreement.  See Note 11 for further information regarding this agreement and recent amendments to this agreement.

On May 13, 2015, we granted 2,500 of our common shares, valued at $22.97 per share, the closing price of our common shares on the New York Stock Exchange, or NYSE, on that day, to each of our five Trustees as part of their annual compensation.

On June 5, 2015, we issued 880,000 of our common shares in connection with our acquisition of an interest in The RMR Group Inc. (formerly known as Reit Management & Research Inc.), or RMR Inc., as further described in Note 11. RMR Inc. is the parent company of RMR LLC, our manager.

On September 2, 2015, pursuant to our 2012 Equity Compensation Plan, we granted an aggregate of 52,600 of our common shares to our officers and certain other employees of our manager, RMR LLC, valued at $18.50 per share, the closing price of our common shares on the NYSE on that day.

On September 24, 2015, we purchased an aggregate of 6,851 of our common shares valued at $19.04 per common share, the closing price of our common shares on the NYSE on that day, from certain of our officers and other employees of RMR LLC in satisfaction of tax withholding and payment obligations in connection with the vesting of awards of restricted common shares.

Distributions:

On February 24, 2015, we paid a distribution of $0.48 per common share, or $28,782, to shareholders of record on January 23, 2015. On February 27, 2015, we paid a prorated distribution of $0.1493 per common share, or $8,953, to shareholders of record on January 28, 2015, the last business day immediately prior to the effective date of the CCIT Merger. This prorated distribution was calculated based upon our historical quarterly dividend rate ($0.48 per share per quarter) for the period from January 1, 2015 to January 28, 2015, its payment was conditioned upon the closing of the CCIT Merger and it was intended to permit us to align the two companies’ distributions for the first quarter of 2015. On May 21, 2015, we paid a prorated distribution of $0.3444 per common share, or $30,452, for the period from and including January 29, 2015 (the effective date of the CCIT Merger) through March 31, 2015, to shareholders of record on April 24, 2015.  This prorated distribution is based on a quarterly distribution rate of $0.50 per share. On August 20, 2015, we paid a distribution of $0.50 per common share, or $44,664, to shareholders of record on July 24, 2015.

On October 12, 2015, we declared a quarterly distribution of $0.50 per common share, or approximately $44,700, to shareholders of record on October 23, 2015. We expect to pay this distribution on or about November 19, 2015 using existing cash balances and borrowings under our revolving credit facility.

Note 10.  Per Common Share Amounts

We calculate basic earnings per common share by dividing net income by the weighted average number of common shares outstanding during the period. We calculate diluted earnings per common share by using the more dilutive of the two class method or the treasury stock method. Unvested share awards and other potentially dilutive common shares, and the related impact on earnings, are considered when calculating diluted earnings per share. The following table provides a reconciliation of the weighted average number of common shares used in the calculation of basic and diluted earnings per share (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Weighted average common shares for basic earnings per share	89,267	59,857	85,827	54,642
Effect of dilutive securities: unvested share awards	7	53	10	46
Weighted average common shares for diluted earnings per share	89,274	59,910	85,837	54,688

Note 11.  Related Person Transactions

We have relationships and historical and continuing transactions with RMR LLC, RMR Inc. and others related to them, including other companies to which RMR LLC provides management services and which have trustees, directors and officers who are also trustees, directors or officers of us, RMR Inc. or RMR LLC. For further information about these and other such relationships and certain other related person transactions, please refer to our Annual Report and our Current Report on Form 8-K filed with the Securities and Exchange Commission, or SEC, on June 8, 2015.

Acquisition of Interest in our Manager: On June 5, 2015, we and three other real estate investment trusts, or REITs, to which RMR  LLC provides management services – Government Properties Income Trust, or GOV, Hospitality Properties Trust, or HPT, and SNH, and collectively with GOV and HPT, the Other REITs – participated in a transaction, or the Up-C Transaction, by which we and the Other REITs each acquired an ownership interest in RMR Inc.

The Up-C Transaction was completed pursuant to a transaction agreement by and among us, our manager, RMR LLC, its then sole member, Reit Management & Research Trust, or RMR Trust, and RMR Inc. and similar transaction agreements that each Other REIT entered into with RMR LLC, RMR Trust and RMR Inc. RMR Trust is owned by our Managing Trustees, Barry and Adam Portnoy. Pursuant to these transaction agreements: we contributed to RMR Inc. 880,000 of our common shares and $15,880 in cash; GOV contributed to RMR Inc. 700,000 of its common shares and $3,917 in cash;  HPT contributed to RMR Inc. 1,490,000 of its common shares and $12,622 in cash; SNH contributed to RMR Inc. 2,345,000 of its common shares and $13,967 in cash; RMR Trust contributed to RMR Inc. $11,520 in cash, which RMR Inc. contributed to RMR LLC; RMR LLC issued 1,000,000 of its class B membership units to RMR Inc.; RMR Inc. issued 3,166,891 shares of its class A common stock to us, 1,541,201 shares of its class A common stock to GOV, 5,019,121 shares of its class A common stock to HPT, 5,272,787 shares of its class A common stock to SNH, and 1,000,000 shares of its class B-1 common stock and 15,000,000 shares of its class B-2 common stock to RMR Trust; RMR Trust delivered 15,000,000 of the 30,000,000 class A membership units of RMR LLC which RMR Trust then owned to RMR Inc.; and RMR Inc. delivered to RMR Trust our common shares, the common shares of the Other REITs and the cash which had been contributed by us and the Other REITs to RMR Inc.

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

As part of the Up-C Transaction and concurrently with entering the transaction agreements, on June 5, 2015:

•

We entered into an amended and restated business management agreement with RMR LLC and an amended and restated property management agreement with RMR LLC. The amendments made by these agreements are described below in this Note under “Amendment and Restatement of Management Agreements with RMR LLC.” Each Other REIT also entered amended and restated business and property management agreements with RMR LLC which made similar amendments to their management agreements with RMR LLC.

•

We entered into a registration rights agreement with RMR Inc. covering the class A common stock of RMR Inc. that we received in the Up-C Transaction, pursuant to which we received demand and piggyback registration rights, subject to certain limitations. Each Other REIT entered into a similar registration rights agreement with RMR Inc.

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

Amendment and Restatement of Management Agreements with RMR LLC: As part of the Up-C Transaction, on June 5, 2015, we and RMR LLC entered into an amended and restated business management agreement, or the amended business management agreement, which amended and restated our previous business management agreement with RMR LLC, and an amended and restated property management agreement, or the amended property management agreement, which amended and restated our previous property management agreement with RMR LLC. Our amended business management agreement and amended property management agreement are referred to together in this Note as our amended management agreements. Our amended management agreements were effective as of June 5, 2015.

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

Accounting for Investment in RMR Inc.: On June, 5, 2015, we acquired 3,166,891 shares of class A common stock of RMR Inc. for $35,954, excluding transaction costs. We have concluded, for accounting purposes, that the consideration paid for this investment in RMR Inc.’s shares of class A common stock represented a discount to the fair value of these shares.  We account for this investment under the cost method of accounting and have recorded this investment at its estimated fair value of $81,850 as of June 5, 2015, using Level 3 inputs as defined in the fair value hierarchy under GAAP. As a result, we recorded a liability for the amount by which the estimated fair value exceeded the price we paid for these shares and which amount we are amortizing as described below. As of September 30, 2015, the unamortized balance of this liability was $45,187 and it is included in accounts payable and other liabilities in our condensed consolidated balance sheet.  Our investment is included in other assets in our condensed consolidated balance sheet and the carrying value of our investment was $84,431, including transaction costs, as of September 30, 2015. We believe the carrying value of our investment in RMR Inc. as of September 30, 2015 approximates its estimated fair value for accounting purposes. The liability related to the acquisition of these shares is being amortized on a straight line basis over the 20 year life of the business and property management agreements with RMR LLC as a reduction to business management fees and property management fees, which are included in general and administrative and other operating expenses, respectively, in our condensed consolidated statements of comprehensive income. Amortization of the liability, included in general and administrative expense and other operating expenses for the three and nine months ended September 30, 2015, totaled $567 and $709, respectively.

RMR LLC Management Fees and Reimbursements:  We recognized business management fees of $4,943 and $2,275 for the three months ended September 30, 2015 and 2014, respectively, and $14,958 and $7,608 for the nine months ended September 30, 2015 and 2014, respectively.  As of September 30, 2015 and 2014, no incentive fees were estimated to be payable to RMR LLC for 2015 and 2014, respectively.  The business management fee expense for the three months ended September 30, 2014 was reduced by $347 to reverse a prior period accrual for estimated incentive fees.  The business management fees we recognized for the 2015 and 2014 periods are included in general and administrative expenses in our condensed consolidated statements of comprehensive income.  In accordance with the terms of our previous business management agreement, we issued 34,206 and 26,477 of our common shares to RMR LLC for the nine months ended September 30, 2015 and 2014, respectively, as payment for portions of the base business management fees we recognized for those periods.  Our amended business management agreement requires that 100% of the management fee due to RMR LLC be paid by us in cash.

Pursuant to our property management agreement with RMR LLC, the property management fees, including construction supervision fees, we recognized were $2,887 and $1,561 for the three months ended September 30, 2015 and 2014, respectively, and $8,467 and $4,628 for the nine months ended September 30, 2015 and 2014, respectively.  These amounts are included in operating expenses or have been capitalized, as appropriate, in our condensed consolidated financial statements.

Pursuant to our previous and amended management agreements with RMR LLC, we are responsible for paying all of the property level operating costs which costs are generally incorporated into rents charged to our tenants, including certain payroll and related costs incurred by RMR LLC.  The total of those property management related reimbursements paid to RMR LLC for the three months ended September 30, 2015 and 2014 were $1,371 and $588, respectively, and $3,155 and $1,697 for the nine months ended September 30, 2015 and 2014, respectively, and these amounts are included in property operating expenses in our condensed consolidated financial statements for these periods.  In addition, we have historically awarded share grants to certain RMR LLC employees under our equity compensation plan and we accrue estimated amounts for such share grants based upon historical practices throughout the year. In September 2015 and 2014, we made annual share grants to RMR LLC employees of 52,600 and 51,500 of our common shares, respectively.  In September 2015, we purchased 6,851 of our common shares, at the closing price for our common shares on the NYSE on the date of purchase, from certain of our officers and other employees of RMR LLC in satisfaction of tax withholding and payment obligations in connection with the vesting of awards of restricted common shares.    In addition, under our business management agreement we reimburse RMR LLC for our allocable costs for internal audit services. The amounts accrued for share grants to RMR LLC employees and internal audit costs were $315 and $411 for the three months ended September 30, 2015 and 2014, respectively, and $676 and $712 for the nine months ended September 30, 2015 and 2014, respectively, and these amounts are included in our general and administrative expenses for these periods.

GOV:  On February 28, 2015, GOV entered into a share purchase agreement, or the GOV Purchase Agreement, with Lakewood Capital Partners, LP, or Lakewood, the other persons who are members of a group with Lakewood, or, together with Lakewood, the Lakewood Parties, and, for the purpose of specified sections, us, pursuant to which, on March 4, 2015, GOV acquired from Lakewood 3,418,421 of our common shares, representing approximately 3.9% of our then outstanding common shares, for an aggregate cash purchase price of approximately $95,203.  As of September 30, 2015, GOV owned 24,918,421 of our common shares, or approximately 27.9% of our total outstanding shares.

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

AIC: As of September 30, 2015, our investment in Affiliates Insurance Company, or AIC, an Indiana insurance company, had a carrying value of $6,807, which amount is included in other assets on our condensed consolidated balance sheet.  We recognized income (loss) of ($25) and $38 for the three months ended September 30, 2015 and 2014, respectively, and $70 and $59 for the nine months ended September 30, 2015 and 2014, respectively.  Our other comprehensive income includes unrealized gains (losses) on securities held for sale which are owned by AIC of ($72) and ($33) for the three months ended September 30, 2015 and 2014, respectively, and ($91) and $8 for the nine months ended September 30, 2015 and 2014, respectively.

In June 2015, we and the other shareholders of AIC renewed our participation in an insurance program arranged by AIC.  In connection with that renewal, we purchased a three year property insurance policy providing $500,000 of coverage annually with the premium to be paid annually and a one year standalone policy providing terrorism coverage of $200,000 for our properties, which policies were arranged by AIC.  We paid aggregate annual premiums, including taxes and fees, of approximately $2,325 in connection with these policies for the policy year ending June 30, 2016, and this amount may be adjusted from time to time as we acquire and dispose of properties that are included in this insurance program.

Directors’ and Officers’ Liability Insurance:  In August 2015, we extended through September 2017 our combined directors’ and officers’ insurance policy with RMR LLC and five other companies managed by RMR LLC that provides $10,000 in aggregate primary coverage.  At that time, we also extended through September 2016 our separate additional directors' and officers' liability insurance policies that provide $20,000 of aggregate excess coverage plus $5,000 of excess non-indemnifiable coverage.  The total premium payable by us for these extensions was approximately  $355.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our consolidated financial statements and notes thereto included in this Quarterly Report on Form 10-Q and with our Annual Report.

OVERVIEW

We are a REIT organized under Maryland law.  As of September 30, 2015, we owned 118 properties (359 buildings, leasable land parcels and easements), located in 35 states, that contain approximately 44.6 million rentable square feet and were approximately 97.7% leased (based on rentable square feet). For the nine months ended September 30, 2015, approximately 21.4% of our total revenue was from 11 properties (229 buildings, leasable land parcels and easements) with approximately 17.8 million rentable square feet that we own on the island of Oahu, HI, or our Hawaii Properties.  The remainder of our total revenue for the nine months ended September 30, 2015 was from 107 properties (130 buildings) located throughout the mainland United States, or our Mainland Properties. As of September 30, 2015, our properties were leased to 314 different tenants, with a weighted average remaining lease term (based on annualized rental revenue, as defined in footnote (2) to the table on page 22, below) of approximately 10.8 years.

We completed the CCIT Merger and the sale of 23 healthcare properties to SNH on January 29, 2015.  The CCIT Merger significantly increased our property portfolio and significantly increased the proportion of our total revenue that we earn from our Mainland Properties.

Property Operations

As of September 30, 2015, 97.7% of our rentable square feet was leased, compared to 96.1% of our rentable square feet as of September 30, 2014.  Occupancy data for our properties as of September 30, 2015 and 2014 is as follows (square feet in thousands):

	All Properties		Comparable Properties (1)
	As of September 30,		As of September 30,
	2015	2014	2015	2014
Total properties	118	50	48	48
Total rentable square feet (2)	44,606	27,040	26,038	26,053
Percent leased (3)	97.7%	96.1%	96.1%	95.9%

(1)	Consists of 48 properties (278 buildings, leasable land parcels and easements) that we owned continuously since January 1, 2014.

(2)	Subject to modest adjustments when space is re-measured or re-configured for new tenants and when land leases are converted to building leases.

(3)

Percent leased includes (i) space being fitted out for occupancy pursuant to existing leases as of September 30, 2015, if any, and (ii) space which is leased but is not occupied or is being offered for sublease by tenants, if any.

While the occupancy increase at our comparable properties from September 30, 2014 to September 30, 2015 positively impacted our September 30, 2015 comparable financial results, our comparable financial results were primarily impacted by rent increases during the periods at some of our comparable leased land properties located in Hawaii, as further described below, partially offset by a decrease from leasing activity at one of our Mainland Properties as a result of a lease renewal that reduced rent in exchange for an extended lease term and the elimination of certain future tenant improvement allowances.

The average annualized effective rental rate per square foot, as defined below, for our properties for the three and nine months ended September 30, 2015 and 2014 are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Average annualized effective rental rate per square foot leased: (1)
All Properties	$10.32	$8.73	$10.11	$8.67
Comparable Properties (2)	$8.89	$8.74	$8.47	$8.40

(1)

Average annualized effective rental rate per square foot leased represents annualized total revenue during the period specified divided by the average rentable square feet leased during the period specified.

(2)

Comparable Properties for the three months ended September 30, 2015 and 2014 consists of 50 properties (280 buildings, leasable land parcels and easements) that we owned continuously since July 1, 2014. Comparable Properties for the nine months ended September 30, 2015 and 2014 consists of 48 properties (278 buildings, leasable land parcels and easements) that we owned continuously since January 1, 2014.

During the three months ended September 30, 2015, we entered lease renewals and new leases for approximately 1,269,000 square feet at weighted average rental rates (by square feet) that were approximately 10.0% higher than prior rates for the same space. The weighted average lease term by square footage for new and renewal leases entered into during the three months ended September 30, 2015 was 20.2 years. Commitments for tenant improvements, leasing costs and concessions for leases entered into during the three months ended September 30, 2015 totaled $4,246,000 or $0.17 per square foot per year of the weighted average lease term.

During the three months ended September 30, 2015, we also executed a rent reset at one of our Hawaii Properties for approximately 46,000 square feet of land at rent that was approximately 55.0% higher than the prior rent.

According to Jones Lang LaSalle (JLL): Market conditions for office leasing are becoming increasingly favorable for landlords as vacancy declines in many markets.  Although national office leasing activity declined in the third quarter of 2015, down 3.1% to 62.3 million square feet, expansionary activity, meaning tenants expanding their leased space,  had the largest impact on office leasing for the fifth straight quarter.  Vacancy continued to decline in the third quarter of 2015 due to these expansions, declining 20 basis points from the second quarter of 2015, to 15.1%.  However, we do not expect our occupancy rate or rental income to materially change through the end of 2015 because our current occupancy rate of 97.7% provides us limited vacant space for new leasing and our weighted average remaining lease term (based on annualized rental revenue) was approximately 10.8 years as of September 30, 2015. In addition, only 1.7% of our total leased square feet is subject to leases scheduled to expire through December 31, 2016 and none of our current leases at our Hawaii Properties are scheduled to have their rent reset until 2017.

Revenues from our Hawaii Properties, which represented approximately 21.4% of our total rental revenue for the nine months ended September 30, 2015, have generally increased under our ownership as rents under the leases for those properties have reset to or renewed at the then current fair market value and we expect such increases may continue, but the impact of such future increases at our Hawaii Properties on us will decline because fewer leases are subject to rent resets for the next few years.  Moreover, we expect that the percentage of our total revenues derived from our Hawaii Properties will be lower for future periods compared with past periods because of the acquisition of Mainland Properties through the CCIT Merger.

As shown in the table below, approximately 1.7% of our total rented square feet and approximately 1.5% of our total annualized rental revenue as of September 30, 2015, are included in leases scheduled to expire by December 31, 2016. As of September 30, 2015, our lease expirations by year are as follows (square feet and dollars in thousands):

							Cumulative
				Cumulative		Percent of	Percent of
			Percent of	Percent of		Total	Total
			Total	Total	Annualized	Annualized	Annualized
		Rented	Rented	Rented	Rental	Rental	Rental
	Number of	Square Feet	Square Feet	Square Feet	Revenue	Revenue	Revenue
Year	Leases	Expiring (1)	Expiring (1)	Expiring (1)	Expiring (2)	Expiring (2)	Expiring (2)
10/1/2015 - 12/31/2015	12	151	0.3%	0.3%	$1,224	0.3%	0.3%
2016	22	602	1.4%	1.7%	5,370	1.2%	1.5%
2017	17	557	1.3%	3.0%	7,224	1.6%	3.1%
2018	23	1,510	3.5%	6.5%	15,844	3.6%	6.7%
2019	18	1,906	4.4%	10.9%	8,599	1.9%	8.6%
2020	13	944	2.2%	13.1%	8,994	2.0%	10.6%
2021	11	1,106	2.5%	15.6%	10,804	2.4%	13.0%
2022	70	3,995	9.2%	24.8%	48,957	11.0%	24.0%
2023	25	3,793	8.7%	33.5%	43,804	9.8%	33.8%
2024	23	7,001	16.0%	49.5%	68,900	15.5%	49.3%
Thereafter	112	22,026	50.5%	100.0%	225,793	50.7%	100.0%
	346	43,591	100.0%		$445,513	100.0%

Weighted average remaining lease term (in years):		11.2			10.8

(1)

Rented square feet is pursuant to existing leases as of September 30, 2015, and includes (i) space being fitted out for occupancy pursuant to existing leases, if any, and (ii) space which is leased but is not occupied or is being offered for sublease by tenants, if any.

(2)

Annualized rental revenue is calculated as the annualized contractual rents, as of September 30, 2015, from tenants pursuant to existing leases, including straight line rent adjustments and excluding lease value amortization, and further adjusted for tenant concessions, including free rent and amounts reimbursed to tenants, plus estimated recurring expense reimbursements from tenants pursuant to existing leases.

A significant portion of our Hawaii Properties are lands leased for rents that are periodically reset based on then current fair market values, generally every five to ten years.  The following chart shows the annualized rental revenue as of September 30, 2015 scheduled to reset at our Hawaii lands.

Scheduled Rent Resets At Hawaii Lands

(dollars in thousands)

Annualized
Rental Revenue(1)
as of September 30, 2015
Scheduled to Reset
Resets open from prior periods	$—
10/1/2015 - 12/31/2015	—
2016	—
2017	2,821
2018 and thereafter	29,914
Total	$32,735

(1)

Annualized rental revenue is calculated as the annualized contractual rents, as of September 30, 2015, from tenants pursuant to existing leases, including straight line rent adjustments and excluding lease value amortization, and further adjusted for tenant concessions, including free rent and amounts reimbursed to tenants, plus estimated recurring expense reimbursements from tenants pursuant to existing leases.

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

We expect to seek to renew or extend the terms of leases relating to our Mainland Properties when they expire. Because of the capital many of the tenants in our Mainland Properties have invested in improvements and because many of these properties may be of strategic importance to the tenants’ businesses, we believe that there may be a greater likelihood that these tenants will renew or extend their leases when they expire as compared to tenants in a property with multiple tenants. However, we also believe that if a building previously occupied by a single tenant becomes vacant, it may take longer and cost more to locate a new tenant than when space becomes vacant in a multi-tenant property, in part because in place improvements designed specifically for the needs of the prior single tenant may need to be replaced.

During the third quarter of 2013, one of our mainland tenants defaulted on its obligation to pay rent and real estate taxes under its lease. Pursuant to the lease, we were holding a $3.7 million cash security deposit and applied a portion of that security deposit to unpaid amounts billed through June 1, 2014.  We promptly commenced litigation to enforce our contractual rights under the lease, including restoration of the full amount of the security deposit and payment of amounts coming due under the lease.  On June 19, 2014, we were awarded summary judgment on some of our claims in the litigation, including our claim for restoration of the security deposit, and the tenant deposited such amounts with us.  After the summary judgment order was entered, the tenant also began paying rent again, and those payments have continued through September 2015.  In October 2015, the tenant failed to pay its rent and we again applied a portion of the tenant’s security deposit to these unpaid amounts and again made demand that the tenant restore the security deposit to the full amount required under the lease.  The remaining balance of the security deposit is sufficient to cover fixed rent due under the lease through October 2016.  Should the tenant continue to fail to pay rent and not restore the security deposit as required under its lease, once the security deposit is depleted, we could experience a reduction in annual revenue of approximately $3.4 million, an increase in annual real estate tax expense of approximately $270,000, and increases in other property operating expenses previously paid by this tenant directly, unless and until we  are able to collect past due amounts through litigation or otherwise. In addition, we may, under certain circumstances, be required to expense over $10.0 million of accumulated straight line rent accruals and acquired real estate lease assets related to this lease.  We are continuing to pursue resolution of our claims against this tenant.

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

We generally receive rents from our tenants monthly in advance. As of September 30, 2015, tenants representing 1% or more of our total annualized rental revenue were as follows (square feet in thousands):

					% of
				% of Total	Annualized Rental
Tenant		Property Type	Sq. Ft. (1)	Sq. Ft. (1)	Revenue (2)
1.	Shook, Hardy & Bacon L.L.P.	Mainland Properties	596	1.4%	4.0%
2.	Tellabs, Inc.	Mainland Properties	820	1.9%	3.8%
3.	Amazon.com, Inc.	Mainland Properties	3,048	7.0%	3.7%
4.	Bank of America, N.A.	Mainland Properties	554	1.3%	3.2%
5.	Tesoro Corporation	Mainland Properties	618	1.4%	3.1%
6.	Noble Energy, Inc.	Mainland Properties	497	1.1%	3.1%
7.	F5 Networks, Inc.	Mainland Properties	299	0.7%	2.8%
8.	MeadWestvaco Corporation	Mainland Properties	311	0.7%	2.4%
9.	Orbital Sciences Corporation	Mainland Properties	337	0.8%	2.3%
10.	Cinram Group, Inc.	Mainland Properties	1,371	3.1%	2.1%
11.	The Hillshire Brands Company	Mainland Properties	248	0.6%	2.0%
12.	Novell, Inc.	Mainland Properties	406	0.9%	1.8%
13.	FedEx Corporation	Mainland Properties	795	1.8%	1.7%
14.	PNC Bank, National Association	Mainland Properties	441	1.0%	1.4%
15.	Allstate Insurance Company	Mainland Properties	458	1.1%	1.4%
16.	ServiceNow, Inc.	Mainland Properties	149	0.3%	1.3%
17.	Church & Dwight Co., Inc.	Mainland Properties	250	0.6%	1.3%
18.	Restoration Hardware, Inc.	Mainland Properties	1,195	2.7%	1.3%
19.	The Men's Wearhouse, Inc.	Mainland Properties	206	0.5%	1.2%
20.	Primerica Life Insurance Company	Mainland Properties	344	0.8%	1.2%
21.	United Launch Alliance, LLC	Mainland Properties	168	0.4%	1.1%
22.	American Tire Distributors, Inc.	Mainland Properties	722	1.7%	1.1%
23.	The Southern Company	Mainland Properties	448	1.0%	1.1%
24.	Arris Group, Inc.	Mainland Properties	132	0.3%	1.0%
	Total		14,413	33.1%	49.4%

(1)

Square feet is pursuant to existing leases as of September 30, 2015, and includes (i) space being fitted out for occupancy pursuant to existing leases, if any, and (ii) space which is leased but is not occupied or is being offered for sublease by tenants, if any.

(2)

Annualized rental revenue is calculated as the annualized contractual rents, as of September 30, 2015, from tenants pursuant to existing leases, including straight line rent adjustments and excluding lease value amortization, and further adjusted for tenant concessions, including free rent and amounts reimbursed to tenants, plus estimated recurring expense reimbursements from tenants pursuant to existing leases.

Investment Activities (dollars in thousands)

On January 29, 2015, we completed our acquisition of CCIT for total consideration of $2,997,601, including the assumption of $297,698 of mortgage debt principal. Concurrently with the closing of the CCIT Merger, we sold to SNH the entities acquired in the CCIT Merger that owned 23 healthcare properties for $509,045 in cash, plus the assumption of $29,955 of mortgage debt principal. During 2015, we also acquired three single tenant, net leased office properties with a combined 790,894 rentable square feet and an ancillary land parcel adjacent to one of our existing properties for an aggregate purchase price of $185,100, excluding acquisition costs. We initially funded recent acquisitions with cash on hand and drawings under our unsecured revolving credit facility.  Longer term, we currently expect to finance certain acquisitions with long term debt and proceeds from property sales. There is no assurance, however, that these acquisitions will be financed with long term debt or proceeds from property sales in the future. We also began marketing for sale 13 properties with a combined 638,866 rentable square feet and an aggregate net book value of approximately $65,636. There is no assurance that we will complete a sale of all or any of these properties or that we would realize net proceeds in an amount at least equal to the carrying value of these properties.

For more information regarding our investment activities, see Note 3 to the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

On June 5, 2015, we acquired 3,166,891 shares of class A common stock of RMR Inc. for $35,954, excluding transaction costs.  As payment for the RMR Inc. shares, we issued 880,000 of our common shares valued at $20,074 and paid the remainder of the purchase price in cash. Through our acquisition of the RMR Inc. shares, we indirectly acquired an economic ownership of 10.2% of our manager, RMR LLC.  We have agreed to distribute approximately half of the

RMR Inc. shares we acquired to our shareholders as a special distribution, and RMR Inc. agreed to facilitate this distribution by filing a registration statement with the SEC to register those shares to be distributed and by seeking a listing of those shares on a national stock exchange.  We will not distribute our RMR Inc. shares until such a registration statement is declared effective by the SEC. For more information regarding this investment, see Note 11 to the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

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

On January 29, 2015, we borrowed $1,000,000 pursuant to a loan agreement for a senior unsecured bridge loan, the proceeds of which were used to fund a portion of our acquisition of CCIT. For more information regarding this bridge loan, see Note 6 to the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, which is incorporated herein by reference. On January 29, 2015, we also borrowed $520,000 under our revolving credit facility to fund a portion of this acquisition and we assumed approximately $267,700 of mortgage indebtedness (net of mortgage indebtedness assumed by SNH in connection with our sale of the 23 healthcare properties to SNH) in this acquisition.

On February 3, 2015, we issued $1,450,000 aggregate principal amount of senior unsecured notes in an underwritten public offering, which included: $350,000 aggregate principal amount of 2.85% senior unsecured notes due 2018; $400,000 aggregate principal amount of 3.60% senior unsecured notes due 2020; $300,000 aggregate principal amount of 4.15% senior unsecured notes due 2022; and $400,000 aggregate principal amount of 4.50% senior unsecured notes due 2025. We used the approximately $1,420,000 aggregate net proceeds from this offering to repay in full the $1,000,000 of borrowings outstanding under our bridge loan facility and to reduce borrowings outstanding under our revolving credit facility.

For more information regarding our financing activities, please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Our Investment and Financing Liquidity and Resources” of this Quarterly Report on Form 10-Q.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2015, Compared to Three Months Ended September 30, 2014 (dollars and share amounts in thousands, except per share data)

	Comparable Properties Results (1)				Acquired Properties Results (2)			Consolidated Results
	Three Months Ended September 30,				Three Months Ended September 30,			Three Months Ended September 30,
			$	%			$			$	%
	2015	2014	Change	Change	2015	2014	Change	2015	2014	Change	Change
Revenues:
Rental income	$49,143	$48,523	$620	1.3%	$45,602	$-	$45,602	$94,745	$48,523	$46,222	95.3%
Tenant reimbursements and other income	8,668	8,177	491	6.0%	8,529	-	8,529	17,197	8,177	9,020	110.3%
Total revenues	57,811	56,700	1,111	2.0%	54,131	-	54,131	111,942	56,700	55,242	97.4%

Operating expenses:
Real estate taxes	5,788	5,645	143	2.5%	4,083	-	4,083	9,871	5,645	4,226	74.9%
Other operating expenses	4,547	4,637	(90)	(1.9)%	6,766	-	6,766	11,313	4,637	6,676	144.0%
Total operating expenses	10,335	10,282	53	0.5%	10,849	-	10,849	21,184	10,282	10,902	106.0%

Net operating income (3)	$47,476	$46,418	$1,058	2.3%	$43,282	$-	$43,282	90,758	46,418	44,340	95.5%

Other expenses:
Depreciation and amortization								33,070	10,653	22,417	210.4%
Acquisition related costs								402	5,365	(4,963)	(92.5)%
General and administrative								6,328	3,749	2,579	68.8%
Total other expenses								39,800	19,767	20,033	101.3%
Operating income								50,958	26,651	24,307	91.2%
Interest expense								(20,034)	(3,033)	(17,001)	560.5%
Income before income tax expense and equity in earnings (loss) of an investee								30,924	23,618	7,306	30.9%
Income tax expense								(98)	(30)	(68)	226.7%
Equity in earnings (loss) of an investee								(25)	38	(63)	(165.8)%
Income before gain on sale of property								30,801	23,626	7,175	30.4%
Gain on sale of property								-	116	(116)	(100.0)%
Net income								30,801	23,742	7,059	29.7%
Net income allocated to noncontrolling interest								(46)	-	(46)	-%
Net income attributed to SIR								$30,755	$23,742	$7,013	29.5%

Weighted average common shares outstanding - basic								89,267	59,857	29,410	49.1%
Weighted average common shares outstanding - diluted								89,274	59,910	29,364	49.0%

Net income attributed to SIR per common share - basic and diluted								$0.34	$0.40	$(0.06)	(15.0)%

Calculation of Funds From Operations Attributed to SIR and Normalized Funds From Operations Attributed to SIR (4)
Net income attributed to SIR								$30,755	$23,742
Plus: depreciation and amortization								33,070	10,653
Plus: net income allocated to noncontrolling interest								46	-
Less: FFO allocated to noncontrolling interest								(121)	-
Less: gain on sale of property								-	(116)
FFO attributed to SIR								63,750	34,279
Plus: acquisition related costs								402	5,365
Plus: estimated business management incentive fees (5)								-	(347)
Less: normalized FFO from noncontrolling interest, net of FFO								-	-
Normalized FFO attributed to SIR								$64,152	$39,297

FFO attributed to SIR per common share - basic and diluted								$0.71	$0.57
Normalized FFO attributed to SIR per common share - basic and diluted								$0.72	$0.66

(1)	Consists of 50 properties (280 buildings, leasable land parcels and easements) that we owned continuously since July 1, 2014.

(2)

Consists of 68 properties (79 buildings) we acquired during the period from July 1, 2014 to September 30, 2015.  In January 2015, we acquired 64 of these properties (73 buildings) in connection with the CCIT Merger.  We acquired three additional properties (five buildings) in separate transactions during 2015. The remaining property (one building) was acquired in December 2014.

(3)

The calculation of net operating income, or NOI, excludes certain components of net income in order to provide results that are more closely related to our property level results of operations. We calculate NOI as shown above.  We define NOI as income from our rental of real estate less our property operating expenses. NOI excludes amortization of capitalized tenant improvement costs and leasing commissions. We consider NOI to be an appropriate supplemental measure to net income because it may help both investors and management to understand the operations of our properties. We use NOI to evaluate individual and company wide property level performance, and we believe that NOI provides useful information to investors regarding our results of operations because it reflects only those income and expense items that are generated and incurred at the property level and may facilitate comparisons of our operating performance between periods and with other REITs.  NOI does not represent cash generated by operating activities in accordance with GAAP and should not be considered as an alternative to net income, net income attributed to SIR, operating income or cash flow from operating activities, determined in accordance with GAAP, or as an indicator of our financial performance or liquidity, nor is this measure necessarily indicative of sufficient cash flow to fund all of our needs.  This measure should be considered in conjunction with net income, net income attributed to SIR, operating income and cash flow from operating activities as presented in our Condensed Consolidated Statements of Comprehensive Income and Condensed Consolidated Statements of Cash Flows.  Other real estate companies and REITs may calculate NOI differently than we do.

(4)

We calculate funds from operations, or FFO, attributed to SIR, and normalized funds from operations, or Normalized FFO, attributed to SIR, as shown above. FFO attributed to SIR is calculated on the basis defined by The National Association of Real Estate Investment Trusts, or NAREIT, which is net income, calculated in accordance with GAAP, plus real estate depreciation and amortization and the difference between net income and FFO allocated to noncontrolling interest, as well as certain other adjustments currently not applicable to us.  Our calculation of Normalized FFO attributed to SIR differs from NAREIT’s definition of FFO because we include estimated business management incentive fees, if any, only in the fourth quarter versus the quarter when they are recognized as expense in accordance with GAAP and we exclude acquisition related costs, gains and losses on early extinguishment of debt and Normalized FFO from noncontrolling interest, net of FFO.  We consider FFO attributed to SIR and Normalized FFO attributed to SIR to be appropriate measures of operating performance for a REIT, along with net income, net income attributed to a REIT, operating income and cash flow from operating activities. We believe that FFO attributed to SIR and Normalized FFO attributed to SIR provide useful information to investors because by excluding the effects of certain historical amounts, such as depreciation expense, FFO attributed to SIR and Normalized FFO attributed to SIR may facilitate a comparison of our operating performance between periods and with other REITs. FFO attributed to SIR and Normalized FFO attributed to SIR are among the factors considered by our Board of Trustees when determining the amount of distributions to our shareholders. Other factors include, but are not limited to, requirements to maintain our status as a REIT, limitations in our revolving credit facility and term loan and public debt covenants, the availability of debt and equity capital, our expectation of our future capital requirements and operating performance and our expected needs and availability of cash to pay our obligations. FFO attributed to SIR and Normalized FFO attributed to SIR do not represent cash generated by operating activities in accordance with GAAP and should not be considered as alternatives to net income, net income attributed to SIR, operating income or cash flow from operating activities, determined in accordance with GAAP, or as indicators of our financial performance or liquidity, nor are these measures necessarily indicative of sufficient cash flow to fund all of our needs. These measures should be considered in conjunction with net income, net income attributed to SIR, operating income and cash flow from operating activities as presented in our Condensed Consolidated Statements of Comprehensive Income and Condensed Consolidated Statements of Cash Flows. Other real estate companies and REITs may calculate FFO and Normalized FFO differently than we do.

(5)

Amounts represent estimated incentive fees under our business management agreement calculated after the end of each calendar year based upon common share total return. For 2014, this incentive fee was payable in our common shares; for 2015 and thereafter, any such fees will be payable in cash. In calculating net income in accordance with GAAP, we recognize estimated business management incentive fee expense, if any, each quarter. Although we recognize this expense, if any, each quarter for purposes of calculating net income, we do not include these amounts in the calculation of Normalized FFO attributed to SIR until the fourth quarter, which is when the actual expense amount for the year is determined.

References to changes in the income and expense categories below relate to the comparison of results for the three months ended September 30, 2015, compared to the three months ended September 30, 2014. Our acquisition activity reflects our acquisition of the 64 CCIT Properties (73 buildings) in January 2015, three properties (five buildings) in separate transactions during 2015 and one property  (one building)  in December 2014.

Rental income. The increase in rental income primarily reflects our acquisition activity plus increases from leasing activity and rent resets at our comparable properties located in Hawaii.  Rental income includes non-cash straight line rent adjustments totaling approximately $7,922 for the 2015 period and approximately $4,700 for the 2014 period, and net amortization of acquired real estate leases and assumed real estate lease obligations totaling approximately $786 for the 2015 period and approximately $60 for the 2014 period.

Tenant reimbursements and other income.  The increase in tenant reimbursements and other income primarily reflects our acquisition activity, including the 64 CCIT Properties acquired in January 2015.

Real estate taxes.  The increase in real estate taxes primarily reflects our acquisition activity, including the 64 CCIT Properties acquired in January 2015 and increases in real estate taxes at our comparable properties.

Other operating expenses.  Other operating expenses primarily include property maintenance, environmental remediation, utilities, insurance, bad debt, legal and property management fees, net of amortization of the liability we recorded in connection with our acquisition of RMR Inc. shares in June 2015 (see Note 11 to the Notes to Condensed Consolidated Financial Statements included in Part I, Item I of this Quarterly Report on Form 10-Q for further information regarding this liability).  The increase in other operating expenses primarily reflects our acquisition activity, including the 64 CCIT Properties acquired in January 2015, partially offset by a modest decrease in operating expenses at our comparable properties primarily related to a reduction of property management fees from amortization of the liability recorded in connection with our acquisition of RMR Inc. shares as discussed above.

Depreciation and amortization.  The increase in depreciation and amortization primarily reflects our acquisition activity, including the 64 CCIT Properties acquired in January 2015.

Acquisition related costs.  Acquisition related costs for the 2015 period primarily reflect costs related to our acquisition of two properties in July 2015. Acquisition related costs for the 2014 period primarily reflect costs related to our acquisition of CCIT.

General and administrative.  General and administrative expenses primarily include fees under our business management agreement, net of amortization of the liability we recorded in connection with our June 2015 acquisition of RMR Inc. shares as discussed above (see Note 11 to the Notes to Condensed Consolidated Financial Statements included in Part I, Item I of this Quarterly Report on Form 10-Q for further information regarding this liability), legal fees, audit fees, trustee cash fees and non-cash equity compensation expense related to awards to our Trustees, our officers and certain other RMR LLC employees. The increase in general and administrative expenses primarily reflects an increase in net business management fees recognized resulting primarily from our acquisition activity and the reversal of a prior period accrual for estimated incentive fees under our business management agreement in the 2014 period.

Interest expense.  The increase in interest expense primarily reflects financing for the CCIT Merger and other acquisitions and includes the issuance of $1,450,000 of senior unsecured notes and the assumption of approximately $267,700 of mortgage debt, partially offset by lower interest rates on our revolving credit facility borrowings and term loan.

Income tax expense.  We recognized higher state income taxes during the period primarily due to increased taxable income in certain jurisdictions as a result of our acquisitions.

Equity in earnings (loss) of an investee. Equity in earnings (loss) of an investee represents our proportionate share of earnings from our investment in AIC.

Gain on sale of property. Gain on sale of property in the 2014 period represents the net gain from the sale of a portion of a land parcel as a result of an eminent domain taking.

Net income.  The increase in net income for the 2015 period compared to the 2014 period reflects the changes noted above.

Net income allocated to noncontrolling interest. Net income allocated to noncontrolling interest represents an 11% noncontrolling interest of a third party in one of the properties we acquired in connection with the CCIT Merger.

Weighted average common shares outstanding.  The increase in weighted average common shares outstanding primarily reflects shares that were outstanding for part or all of the quarter ended September 30, 2015, but only partially or not outstanding for any of the corresponding 2014 period, including (i) shares issued in connection with the CCIT Merger, (ii) shares granted to our Trustees in May 2015, (iii) shares granted to our officers and certain other employees of RMR LLC in September 2015 and September 2014,  (iv) shares issued to RMR LLC during 2014 and 2015 pursuant to our business management agreement, and (v) shares issued in connection with our acquisition of shares of RMR Inc. in June 2015.

Net income attributed to SIR per common share.  The decrease in net income attributed to SIR per common share primarily reflects the increase in weighted average common shares outstanding noted above, as well as the changes to net income noted above.

Nine Months Ended September 30, 2015, Compared to Nine Months Ended September 30, 2014 (dollars and share amounts in thousands, except per share data)

	Comparable Properties Results (1)				Acquired Properties Results (2)			Consolidated Results
	Nine Months Ended September 30,				Nine Months Ended September 30,			Nine Months Ended September 30,
			$	%			$			$	%
	2015	2014	Change	Change	2015	2014	Change	2015	2014	Change	Change
Revenues:
Rental income	$134,235	$132,826	$1,409	1.1%	$133,154	$9,225	$123,929	$267,389	$142,051	$125,338	88.2%
Tenant reimbursements and other income	24,652	23,993	659	2.7%	21,530	241	21,289	46,182	24,234	21,948	90.6%
Total revenues	158,887	156,819	2,068	1.3%	154,684	9,466	145,218	313,571	166,285	147,286	88.6%

Operating expenses:
Real estate taxes	16,783	16,428	355	2.2%	10,464	152	10,312	27,247	16,580	10,667	64.3%
Other operating expenses	13,119	13,359	(240)	(1.8)%	17,002	307	16,695	30,121	13,666	16,455	120.4%
Total operating expenses	29,902	29,787	115	0.4%	27,466	459	27,007	57,368	30,246	27,122	89.7%

NOI (3)	$128,985	$127,032	$1,953	1.5%	$127,218	$9,007	$118,211	256,203	136,039	120,164	88.3%

Other expenses:
Depreciation and amortization								90,179	30,442	59,737	196.2%
Acquisition related costs								21,720	5,739	15,981	278.5%
General and administrative								19,488	11,123	8,365	75.2%
Total other expenses								131,387	47,304	84,083	177.8%
Operating income								124,816	88,735	36,081	40.7%
Interest expense								(53,710)	(10,025)	(43,685)	435.8%
(Loss) gain on early extinguishment of debt								(6,845)	243	(7,088)	(2,916.9)
Income before income tax expense and equity in earnings of an investee								64,261	78,953	(14,692)	(18.6)%
Income tax expense								(324)	(120)	(204)	170.0%
Equity in earnings of an investee								70	59	11	18.6%
Income before gain on sale of property								64,007	78,892	(14,885)
Gain on sale of property								-	116	(116)
Net income								64,007	79,008	(15,001)	(19.0)%
Net income allocated to noncontrolling interest								(135)	-	(135)	-%
Net income attributed to SIR								$63,872	$79,008	$(15,136)	(19.2)%

Weighted average common shares outstanding - basic								85,827	54,642	31,185	57.1%
Weighted average common shares outstanding - diluted								85,837	54,688	31,149	57.0%

Net income attributed to SIR per common share - basic								$0.74	$1.45	(0.71)	(49.0)%
Net income attributed to SIR per common share - diluted								$0.74	$1.44	(0.70)	(48.6)%

Calculation of FFO Attributed to SIR and Normalized FFO Attributed to SIR (4)
Net income attributed to SIR								$63,872	$79,008
Plus: depreciation and amortization								90,179	30,442
Plus: net income allocated to noncontrolling interest								135	-
Less: FFO allocated to noncontrolling interest								(318)	-
Less: gain on sale of property									(116)
FFO attributed to SIR								153,868	109,334
Plus: acquisition related costs								21,720	5,739
Plus: estimated business management incentive fees (5)								-	80
Plus: loss (gain) on early extinguishment of debt								6,845	(243)
Less: normalized FFO from noncontrolling interest, net of FFO								(62)	-
Normalized FFO attributed to SIR								$182,371	$114,910

FFO attributed to SIR per common share - basic and diluted								$1.79	$2.00
Normalized FFO attributed to SIR per common share - basic and diluted								$2.12	$2.10

(1)Consists of 48 properties (278 buildings, leasable land parcels and easements) that we owned continuously since January 1, 2014.

(2)Consists of 70 properties (81 buildings) we acquired during the period from January 1, 2014 to September 30, 2015. In January 2015, we acquired 64 of these properties (73 buildings) in connection with the CCIT Merger. We acquired three additional properties (five buildings) in separate transactions during 2015. The remaining three properties (three buildings) were acquired during the period from January 1, 2014 to December 31, 2014.

(3)See footnote (3) on page 26 for the definition of NOI.

(4)	See footnote (4) on page 27 for the definitions of FFO attributed to SIR and Normalized FFO attributed to SIR.

(5)See footnote (5) on page 27 for a description of estimated business management incentive fees.

References to changes in the income and expense categories below relate to the comparison of results for the nine months ended September 30, 2015, compared to the nine months ended September 30, 2014. Our acquisition activity reflects our acquisition of the 64 CCIT Properties (73 buildings) in January 2015, three properties (five buildings) in separate transactions during 2015 and three properties (three buildings) during 2014.

Rental income.  The increase in rental income primarily reflects our acquisition activity plus increases from leasing activity and rent resets at our comparable properties located in Hawaii, partially offset by a decrease from leasing activity at one of our Mainland Properties as a result of a lease renewal that reduced rent in exchange for an extended lease term and the elimination of certain future tenant improvement allowances.  Rental income includes non-cash straight line rent adjustments totaling approximately $20,395 for the 2015 period and approximately $12,757 for the 2014 period, and net amortization of acquired real estate leases and assumed real estate lease obligations totaling approximately $2,882 for the 2015 period and approximately $137 for the 2014 period.

Tenant reimbursements and other income.  The increase in tenant reimbursements and other income primarily reflects our acquisition activity, plus increases in real estate tax and operating expense reimbursements from tenants at various comparable properties.

Real estate taxes.  The increase in real estate taxes primarily reflects our acquisition activity and tax valuation and certain tax rate increases at our comparable properties, partially offset by real estate taxes that had previously been paid by us and are now being paid by the tenant.

Other operating expenses.  Other operating expenses primarily include property maintenance, environmental remediation, utilities, insurance, bad debt, legal and property management fees, net of amortization of the liability we recorded in connection with our acquisition of RMR Inc. shares as discussed above (see Note 11 to the Notes to Condensed Consolidated Financial Statements included in Part I, Item I of this Quarterly Report on Form 10-Q for further information regarding this liability).  The increase in other operating expenses primarily reflects our acquisition activity, including the 64 CCIT Properties acquired in January 2015, partially offset by a modest decrease in operating expenses at our comparable properties primarily related to a reduction of property management fees from amortization of the liability we recorded in connection with our acquisition of RMR Inc. shares as discussed above.

Depreciation and amortization.  The increase in depreciation and amortization primarily reflects our acquisition activity, including the 64 CCIT Properties acquired in January 2015, plus a modest increase resulting from depreciation of capital improvements and amortization of leasing costs at our comparable properties.

Acquisition related costs.  Acquisition related costs for the 2015 period primarily reflect costs related to our acquisition of CCIT and three properties in separate transactions during 2015.   Acquisition related costs for the 2014 period primarily reflect costs related to our acquisition of CCIT and our April 2014 acquisition that was accounted for as a business combination.

General and administrative.  General and administrative expenses primarily include fees paid under our business management agreement, net of amortization of the liability we recorded in connection with our June 2015 acquisition of RMR Inc. shares as discussed above (see Note 11 to the Notes to Condensed Consolidated Financial Statements included in Part I, Item I of this Quarterly Report on Form 10-Q for further information regarding this liability), legal fees, audit fees, trustee cash fees and non-cash equity compensation expense related to awards to our Trustees, our officers and certain other RMR LLC employees. The increase in general and administrative expenses primarily reflects an increase in net business management fees resulting primarily from our acquisition activity and an increase in legal fees, other professional fees and state franchise taxes.

Interest expense.  The increase in interest expense primarily reflects financing for the CCIT Merger, including the $1,000,000 senior unsecured bridge loan, the issuance of $1,450,000 of senior unsecured notes and the assumption of approximately $267,700 of mortgage debt, partially offset by lower interest rates on our revolving credit facility and term loan.

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

Income tax expense.    We recognized higher state income taxes during the period primarily due to increased taxable income in certain jurisdictions as a result of our acquisitions.

Equity in earnings of an investee. Equity in earnings of an investee represents our proportionate share of earnings from our investment in AIC.

Gain on sale of property. Gain on sale of property in the 2014 period represents the net gain from the sale of a portion of a land parcel as a result of an eminent domain taking.

Net income.  The decrease in net income for the 2015 period compared to the 2014 period reflects the changes noted above.

Net income allocated to noncontrolling interest. Net income allocated to noncontrolling interest represents an 11% noncontrolling interest of a third party in one of the properties we acquired in connection with the CCIT Merger.

Weighted average common shares outstanding.  The increase in weighted average common shares outstanding primarily reflects shares that were outstanding for part or all of the nine months ended September 30, 2015, but only partially or not outstanding for any of the corresponding 2014 period, including (i) shares issued in connection with the CCIT Merger, (ii) shares granted to our Trustees in May 2015 and May 2014, (iii) shares sold in our public offering in the second quarter of 2014, (iv) shares granted to our officers and certain other employees of RMR LLC in September 2015 and September 2014, (v) shares issued to RMR LLC during 2014 and 2015 pursuant to our business management agreement, and (vi) shares issued in connection with our acquisition of shares of RMR Inc. in June 2015.

Net income attributed to SIR per common share.  The decrease in net income attributed to SIR per common share primarily reflects the increase in weighted average common shares outstanding noted above, as well as the changes to net income noted above.

LIQUIDITY AND CAPITAL RESOURCES

Our Operating Liquidity and Resources (dollars in thousands)

Our principal source of funds to meet operating and capital expenses and debt service obligations and pay distributions on our common shares is rents from tenants at our properties. We believe that our operating cash flow will be sufficient to meet our operating and capital expenses and debt service obligations and pay distributions on our common shares for the next 12 months and for the foreseeable future thereafter. Our future cash flows from operating activities will depend primarily upon our ability to:

•	maintain or improve the occupancy of, and the rent rates at, our properties;

•	control our operating cost increases; and

•	purchase additional properties which produce cash flows in excess of our costs of acquisition capital and property operating expenses.

Cash flows provided by (used in) operating, investing and financing activities were $147,014, ($1,659,699) and $1,524,428, respectively, for the nine months ended September 30, 2015, and $105,028, ($210,393) and $100,050, respectively, for the nine months ended September 30, 2014. The increase in the operating activities cash flow for the nine months ended September 30, 2015 compared to the corresponding prior year period is primarily due to increased operating cash flow from our acquisition of CCIT, three properties (five buildings) acquired in separate transactions during 2015 and three properties (three buildings) acquired in 2014. The increase in cash used in investing activities for the nine months ended September 30, 2015 compared to the corresponding prior year period is primarily due to significant acquisition activity during the nine months ended September 30, 2015 compared to the prior year period. The increase in financing activities cash flow for the nine months ended September 30, 2015 compared to the corresponding prior year period is primarily due to (i) the issuance of $1,450,000 aggregate principal amount of senior unsecured notes in February 2015, (ii) net activities on our revolving credit facility resulting primarily from our acquisitions during the

2015 and 2014 periods, (iii) distributions to our common shareholders during the nine months ended September 30, 2015 in excess of distributions to our common shareholders during the 2014 period due to a greater number of common shares being outstanding and a higher distribution rate paid to common shareholders during the 2015 period, and (iv) our common share public offering in 2014.

Our Investment and Financing Liquidity and Resources (dollars in thousands, except per share data)

In order to fund acquisitions and to meet cash needs that may result from timing differences between our receipt of rents and our desire or need to make distributions or pay operating or capital expenses, we maintain a $750,000 revolving credit facility with a group of lenders. The maturity date of our revolving credit facility is March 29, 2019 and, subject to the payment of an extension fee and meeting certain other conditions, we have an option to extend the stated maturity date by one year to March 29, 2020. Borrowings under our revolving credit facility bear interest at LIBOR plus a premium. We also pay a facility fee on the total amount of lending commitments under our revolving credit facility. Both the interest rate premium and the facility fee are subject to adjustment based upon changes to our credit ratings.  At September 30, 2015, the interest rate premium on our revolving credit facility was 105 basis points and our facility fee was 20 basis points. We can borrow, repay and reborrow funds available under our revolving credit facility until maturity, and no principal repayment is due until maturity. As of September 30, 2015, the interest rate payable on borrowings under our revolving credit facility was 1.22%. As of September 30, 2015 and October 26, 2015, we had $305,000 and $273,000, respectively, outstanding under our revolving credit facility and $445,000 and $477,000, respectively, available to borrow under our revolving credit facility.

We have a $350,000 unsecured term loan that matures on March 31, 2020 and is prepayable by us at any time without penalty.  As of September 30, 2015, the interest rate payable on borrowings under our term loan was 1.35%.

In addition, the credit agreement governing our revolving credit facility and term loan includes a feature under which the maximum borrowing availability under the facilities may be increased to up to $2,200,000 on a combined basis under certain circumstances.

As of September 30, 2015, we had $25,247 of cash and cash equivalents. We typically use cash balances, borrowings under our revolving credit facility, net proceeds from offerings of equity or debt securities and the cash flow from our operations to fund debt repayments, future property acquisitions, capital expenditures and other general business purposes. We also have in the past assumed mortgage debt in connection with certain of our acquisitions and we may do so in the future. In addition, we may sell properties we own or place mortgages on properties we own.

On January 29, 2015, we used our available cash on hand, together with borrowings under our revolving credit facility, borrowings under a new $1,000,000 senior unsecured bridge loan and approximately $509,000 in cash proceeds from the sale of 23 healthcare properties to SNH, to finance the CCIT acquisition. Our $1,000,000 bridge loan had a maturity date of January 28, 2016, bore interest at LIBOR plus 140 basis points (subject to adjustment based on changes to our credit ratings), and was prepayable in whole or part at any time. On February 3, 2015, we repaid in full the $1,000,000 bridge loan and reduced amounts outstanding on our revolving credit facility with net proceeds from our $1,450,000 aggregate principal amount underwritten public offering of senior unsecured notes. Our $1,450,000 aggregate principal amount senior unsecured notes offering included: $350,000 aggregate principal amount of 2.85% senior unsecured notes due 2018; $400,000 aggregate principal amount of 3.60% senior unsecured notes due 2020; $300,000 aggregate principal amount of 4.15% senior unsecured notes due 2022; and $400,000 aggregate principal amount of 4.50% senior unsecured notes due 2025.

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

During the nine months ended September 30, 2015, we paid quarterly distributions to our common shareholders aggregating $112,910, using existing cash balances and borrowings under our revolving credit facility. For further information regarding the distributions we paid during 2015, see Note 9 to the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

On October 12, 2015, we declared a quarterly distribution of $0.50 per common share, or approximately $44,700, to shareholders of record on October 23, 2015. We expect to pay this distribution on or about November 19, 2015 using existing cash balances and borrowings under our revolving credit facility.

During the three and nine months ended September 30, 2015 and 2014, amounts capitalized for tenant improvements, leasing costs, building improvements and development and redevelopment activities were as follows (amounts in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Tenant improvements (1)	$12	$518	$1,665	$555
Leasing costs (2)	1,297	357	1,780	1,245
Building improvements (3)	444	88	958	377
Development, redevelopment and other activities (4)	69	70	80	446
	$1,822	$1,033	$4,483	$2,623

(1)	Tenant improvements include capital expenditures used to improve tenants’ space or amounts paid directly to tenants to improve their space.

(2)	Leasing costs include leasing related costs, such as brokerage commissions, legal costs and tenant inducements.

(3)	Building improvements generally include (i) expenditures to replace obsolete building components and (ii) expenditures that extend the useful life of existing assets.

(4)

Development, redevelopment and other activities generally include (i) major capital expenditures that are identified at the time of a property acquisition and incurred within a short time period after acquiring the property and (ii) major capital expenditure projects that reposition a property or result in new sources of revenues.

During the three months ended September 30, 2015, commitments made for expenditures, such as tenant improvements and leasing costs in connection with leasing space, were as follows (dollars and square feet in thousands, except per square foot amounts):

	New Leases	Renewals	Totals
Square feet leased during the period	60	1,209	1,269
Total leasing costs and concession commitments (1)	$20	$4,226	$4,246
Total leasing costs and concession commitments per square foot (1)	$0.33	$3.50	$3.35
Weighted average lease term by square feet (years)	10.0	20.8	20.2
Total leasing costs and concession commitments per square foot per year (1)	$0.03	$0.17	$0.17

(1)	Includes commitments made for leasing expenditures and concessions, such as tenant improvements, leasing commissions, tenant reimbursements and free rent.

Off Balance Sheet Arrangements (dollars in thousands)

As of September 30, 2015, we had no off balance sheet arrangements that have had or that we expect would be reasonably likely to have a future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources. We had no swaps or hedges as of September 30, 2015, other than the cash flow hedge associated with $41,000 of mortgage debt described in Notes 5 and 7 to the Notes to Condensed Consolidated Financial Statements and under “Quantitative and Qualitative Disclosures About Market Risk” in Part I, Item 3 of this Quarterly Report on Form 10-Q.

Debt Covenants (dollars in thousands)

Our principal debt obligations at September 30, 2015 were our senior unsecured notes, borrowings outstanding under our revolving credit facility and term loan, and secured mortgage notes assumed in connection with some of our acquisitions. Our mortgage notes are non-recourse, subject to certain limitations, and do not contain any material financial covenants. Our publicly issued senior unsecured notes are governed by an indenture. Our senior notes indenture and its supplement and credit agreement for our revolving credit facility and term loan provide for acceleration of payment of all amounts outstanding upon the occurrence and continuation of certain events of default, such as, in the case of our credit agreement, a change of control of us, which includes RMR LLC ceasing to act as our business manager and property manager. Our senior notes indenture and its supplement and our credit agreement for our revolving credit facility and term loan contain a number of covenants which restrict our ability to incur debts, including debts secured by mortgages on our properties, in excess of calculated amounts, restrict our ability to make distributions under certain circumstances and generally require us to maintain certain financial ratios. As of September 30, 2015, we believe we were in compliance with all of the terms and covenants under our revolving credit facility and term loan and senior notes indenture and its supplement.

Neither our senior unsecured notes indenture and its supplement nor our credit agreement contain provisions for acceleration which could be triggered by our debt ratings. However, under our credit agreement our senior unsecured debt ratings are used to determine the fees and interest rates we pay. Accordingly, if our debt ratings are downgraded by certain credit rating agencies, our interest expense and related costs under our credit agreement would increase.

Our senior notes indenture and its supplement contain cross default provisions to any other debts of $25,000 or more. Similarly, our revolving credit facility and term loan have cross default provisions to other indebtedness that is recourse of $25,000 or more and indebtedness that is non-recourse of $50,000 or more.

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

At September 30, 2015, our outstanding fixed rate debt consisted of the following senior unsecured notes and secured mortgage notes:

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

Secured Mortgage Notes:

		Annual	Annual		Interest
	Principal	Interest	Interest		Payments
Debt	Balance (1)	Rate (1)	Expense (1)	Maturity	Due
Mortgage note (one property (two buildings in Carlsbad, CA))	$17,818	5.95%	$1,060	2017	Monthly
Mortgage note (one property (one building in Harvey, IL))	2,000	4.50%	90	2019	Monthly
Mortgage note (one property (one building in Columbus, OH))	2,400	4.50%	108	2019	Monthly
Mortgage note (one property (one building in Ankeny, IA))	12,360	3.87%	478	2020	Monthly
Mortgage note (one property (one building in Philadelphia, PA)) (2)	41,000	4.16%	1,706	2020	Monthly
Mortgage note (one property (three buildings in Seattle, WA))	71,000	3.55%	2,521	2023	Monthly
Mortgage note (one property (one building in Chicago, IL))	50,000	3.70%	1,850	2023	Monthly
Mortgage note (one property (one building in Chester, VA))	48,750	3.99%	1,945	2020	Monthly
	$245,328		$9,758

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

(2)

Interest on this mortgage note is payable at a rate equal to a premium over LIBOR but has been fixed by a cash flow hedge which sets the rate at approximately 4.16% until August 3, 2020, which is the maturity date of the mortgage note.

No principal repayments are due under the senior unsecured notes until maturity. Some of the mortgage notes require principal and interest payments pursuant to amortization schedules and some of the mortgage notes require interest only payments through maturity.

We have an interest rate swap agreement that we assumed in connection with the CCIT Merger. This interest rate swap agreement manages our interest rate risk exposure on $41,000 of mortgage notes due 2020, which require us to pay interest at a rate equal to a premium over LIBOR. The interest rate swap agreement effectively modifies our exposure to interest rate risk arising from this floating rate mortgage loan by converting this floating rate debt to a fixed rate through August 3, 2020, which is the maturity date of the mortgage note, thus reducing the impact of interest rate changes on future interest expense. This agreement involves the receipt of floating rate amounts in exchange for fixed rate interest payments over the life of the agreement. Approximately 1.7% ($41,000) of our total outstanding debt had interest payments designated as hedged transactions to interest rate swap agreements at September 30, 2015. As of

September 30, 2015, the fair value of our derivative instrument included in accounts payable and other liabilities in our condensed consolidated balance sheet totaled $1,814.

Because our senior unsecured notes and mortgage notes (including the current effect of our interest rate swap agreement) bear interest at fixed rates, changes in market interest rates during the terms of these senior unsecured notes and mortgage notes will not affect our interest obligations. If these senior unsecured notes and mortgage notes were refinanced at interest rates which are 100 basis points higher or lower than shown above, our per annum interest cost would increase or decrease by approximately $16,953.

Changes in market interest rates would affect the fair value of our fixed rate debt obligations; increases in market interest rates decrease the fair value of our fixed rate debt, while decreases in market interest rates increase the fair value of our fixed rate debt. Based on the balances outstanding at September 30, 2015 and discounted cash flow analyses through the maturity dates, and assuming no other changes in factors that may affect the fair value of our fixed rate debt obligations, a hypothetical immediate 100 basis point change in interest rates would change the fair value of these obligations by approximately $82,773.

At September 30, 2015, our floating rate debt consisted of $305,000 outstanding under our revolving credit facility, $350,000 outstanding under our term loan, and a $40,233 mortgage note. Our revolving credit facility matures on March 29, 2019 and, subject to our meeting certain conditions, including our payment of an extension fee, we have the option to extend the maturity date by one year to March 29, 2020. Our term loan matures on March 31, 2020. No principal repayments are required under our revolving credit facility or term loan prior to maturity, and prepayments may be made at any time without penalty. Our $40,233 mortgage note matures on December 19, 2016 and requires monthly interest only payments through maturity.

Borrowings under our revolving credit facility, our term loan and our floating rate mortgage note are in U.S. dollars and bear interest at LIBOR plus a premium that is subject to adjustment based upon changes to our credit ratings. Accordingly, we are vulnerable to changes in U.S. dollar based short term rates, specifically LIBOR. In addition, upon renewal or refinancing of our revolving credit facility or our term loan, we are vulnerable to increases in interest rate premiums due to market conditions or our perceived credit risk. Generally, a change in interest rates would not affect the value of our floating rate debt but would affect our operating results. The following table presents the approximate impact a 100 basis point increase in interest rates would have on our annual floating rate interest expense at September 30, 2015:

	Impact of an Increase in Interest Rates
			Total Interest	Annual
	Interest Rate	Outstanding	Expense	Earnings Per
	Per Year (1)	Debt	Per Year	Share Impact (2)
At September 30, 2015	1.31%	$695,233	$9,108	$0.11
100 bps increase	2.31%	$695,233	$16,060	$0.19

(1)	Weighted based on the respective interest rates and outstanding borrowings under our floating rate debt as of September 30, 2015.

(2)	Based on the diluted weighted average shares outstanding for the nine months ended September 30, 2015.

The following table presents the impact a 100 bps increase in interest rates would have on our annual floating rate interest expense at September 30, 2015 if we were fully drawn on our revolving credit facility and our term loan and floating rate mortgage note remained outstanding:

	Impact of an Increase in Interest Rates
			Total Interest	Annual
	Interest Rate	Outstanding	Expense	Earnings Per
	Per Year (1)	Debt	Per Year	Share Impact (2)
At September 30, 2015	1.27%	$1,140,233	$14,481	$0.17
100 bps increase	2.27%	$1,140,233	$25,883	$0.30

(1)

Weighted based on the respective interest rates of our floating rate debt as of September 30, 2015, assuming we were fully drawn on our revolving credit facility and our term loan and floating rate mortgage note remained outstanding.

(2)	Based on the diluted weighted average shares outstanding for the nine months ended September 30, 2015.

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

There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

WARNING CONCERNING FORWARD LOOKING STATEMENTS

THIS QUARTERLY REPORT ON FORM 10‑Q CONTAINS STATEMENTS THAT CONSTITUTE FORWARD LOOKING STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 AND OTHER SECURITIES LAWS. ALSO, WHENEVER WE USE WORDS SUCH AS “BELIEVE”, “EXPECT”, “ANTICIPATE”, “INTEND”, “PLAN”, “ESTIMATE” OR SIMILAR EXPRESSIONS, WE ARE MAKING FORWARD LOOKING STATEMENTS. THESE FORWARD LOOKING STATEMENTS ARE BASED UPON OUR PRESENT INTENT, BELIEFS OR EXPECTATIONS, BUT FORWARD LOOKING STATEMENTS ARE NOT GUARANTEED TO OCCUR AND MAY NOT OCCUR. FORWARD LOOKING STATEMENTS IN THIS REPORT RELATE TO VARIOUS ASPECTS OF OUR BUSINESS, INCLUDING:

•	THE LIKELIHOOD THAT OUR TENANTS WILL PAY RENT, EXTEND OR RENEW THEIR LEASES, ENTER INTO NEW LEASES OR BE AFFECTED BY CYCLICAL ECONOMIC CONDITIONS,
•	OUR ACQUISITIONS OF PROPERTIES,
•	OUR SALES OF PROPERTIES,
•	OUR ABILITY TO COMPETE FOR ACQUISITIONS AND TENANCIES EFFECTIVELY,
•	THE LIKELIHOOD THAT OUR RENTS MAY INCREASE WHEN RENTS ARE RESET AT OUR LEASED LANDS IN HAWAII,
•	OUR ABILITY TO PAY DISTRIBUTIONS TO OUR SHAREHOLDERS AND THE AMOUNT OF SUCH DISTRIBUTIONS,
•	THE FUTURE AVAILABILITY OF BORROWINGS UNDER OUR REVOLVING CREDIT FACILITY,
•	OUR POLICIES AND PLANS REGARDING INVESTMENTS, FINANCINGS AND DISPOSITIONS,
•	OUR ABILITY TO RAISE EQUITY OR DEBT CAPITAL,
•	OUR ABILITY TO PAY INTEREST ON AND PRINCIPAL OF OUR DEBT,
•	OUR ABILITY TO APPROPRIATELY BALANCE OUR USE OF EQUITY AND DEBT CAPITAL,
•	OUR CREDIT RATINGS,
•	OUR EXPECTATION THAT WE WILL BENEFIT FROM OUR OWNERSHIP OF RMR INC.,
•	OUR EXPECTATION THAT WE BENEFIT FROM OUR OWNERSHIP OF AIC AND FROM OUR PARTICIPATION IN INSURANCE PROGRAMS ARRANGED BY AIC,
•	OUR TAX STATUS AS A REIT,
•	THE CREDIT QUALITIES OF OUR TENANTS,
•	OUR EXPECTED DISTRIBUTION OF RMR INC. CLASS A COMMON STOCK TO OUR SHAREHOLDERS, AND

•	OTHER MATTERS.

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

FOR EXAMPLE:

•

OUR ABILITY TO MAKE PAYMENTS OF PRINCIPAL AND INTEREST ON OUR INDEBTEDNESS AND TO MAKE FUTURE DISTRIBUTIONS TO OUR SHAREHOLDERS DEPENDS UPON A NUMBER OF FACTORS, INCLUDING OUR FUTURE EARNINGS AND THE CAPITAL COSTS WE INCUR TO LEASE OUR PROPERTIES. WE MAY BE UNABLE TO PAY OUR DEBT OBLIGATIONS OR TO MAINTAIN OUR CURRENT RATE OF DISTRIBUTIONS ON OUR COMMON SHARES AND FUTURE DISTRIBUTIONS MAY BE REDUCED OR ELIMINATED,

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
•

WE BELIEVE THAT OUR RELATIONSHIPS WITH OUR RELATED PARTIES, INCLUDING RMR LLC, RMR INC., GOV, SNH, AIC, AND OTHERS AFFILIATED WITH THEM MAY BENEFIT US AND PROVIDE US WITH COMPETITIVE ADVANTAGES IN OPERATING AND GROWING OUR BUSINESS. IN FACT, THE ADVANTAGES WE BELIEVE WE MAY REALIZE FROM THESE RELATIONSHIPS MAY NOT MATERIALIZE,

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

•

WE CURRENTLY EXPECT TO DISTRIBUTE APPROXIMATELY HALF OF THE RMR INC. SHARES WE ACQUIRED TO OUR SHAREHOLDERS.  THE PROCESS OF PREPARING A REGISTRATION STATEMENT FOR THE DISTRIBUTION OF THE RMR INC. SHARES REQUIRES EXTENSIVE LEGAL AND ACCOUNTING SERVICES.  THE REGISTRATION STATEMENT IS SUBJECT TO REVIEW BY SEC STAFF, WHICH MAY TAKE CONSIDERABLE TIME TO COMPLETE.  THE LISTING OF THE RMR INC. SHARES ON A NATIONAL STOCK EXCHANGE WILL ALSO BE SUBJECT TO THE SATISFACTION OF THE LISTING REQUIREMENTS AND APPROVAL OF THE APPLICABLE STOCK EXCHANGE.  WE CAN PROVIDE NO ASSURANCE WHEN OR IF THE REGISTRATION STATEMENT WILL BE DECLARED EFFECTIVE BY THE SEC, THAT THE RMR INC. SHARES WILL BE APPROVED FOR LISTING ON A NATIONAL STOCK EXCHANGE OR WHEN THE DISTRIBUTION OF THE RMR INC. SHARES WILL OCCUR, IF EVER,

•

THE BUSINESS MANAGEMENT AND PROPERTY MANAGEMENT AGREEMENTS BETWEEN US AND RMR LLC HAVE BEEN AMENDED AND EXTENDED FOR 20 YEAR TERMS. THE AMENDED MANAGEMENT AGREEMENTS INCLUDE TERMS WHICH PERMIT EARLY TERMINATION AND EXTENSIONS IN CERTAIN CIRCUMSTANCES.  ACCORDINGLY, THERE CAN BE NO ASSURANCE THAT THESE AGREEMENTS WILL REMAIN IN EFFECT FOR 20 YEARS OR FOR SHORTER OR LONGER TERMS, AND

•

WE ARE MARKETING FOR SALE 13 PROPERTIES WITH AN AGGREGATE NET BOOK VALUE OF APPROXIMATELY $65.6 MILLION.  THERE CAN BE NO ASSURANCE THAT WE WILL COMPLETE A SALE OF ALL OR ANY OF THESE PROPERTIES OR THAT ANY SUCH SALE WILL REALIZE NET PROCEEDS IN AN AMOUNT AT LEAST EQUAL TO THE CARRYING VALUE OF THESE PROPERTIES.  FURTHERMORE, LONGER TERM, WE CURRENTLY EXPECT TO FINANCE CERTAIN ACQUISITIONS WITH LONG TERM DEBT AND PROCEEDS FROM PROPERTY SALES. THERE IS NO ASSURANCE THAT THESE ACQUISITIONS WILL BE FINANCED WITH LONG TERM DEBT OR PROCEEDS FROM PROPERTY SALES IN THE FUTURE.

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

PART II. Other Information

Item 1A. Risk Factors

There have been no material changes to risk factors from those we previously disclosed in our Annual Report and in our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2015.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer purchases of equity securities.  The following table provides information about our purchases of our equity securities during the quarter ended September 30, 2015:

Maximum
			Total Number of	Approximate Dollar
			Shares Purchased	Value of Shares that
			as Part of Publicly	May Yet Be Purchased
	Number of Shares	Average Price	Announced Plans	Under the Plans or
Calendar Month	Purchased (1)	Paid per Share	or Programs	Programs
September 2015	6,851	$19.04	$—	$—
Total	6,851	$19.04	$—	$—

(1)

During September 2015, all common share purchases were made to satisfy certain of our officers’ and other RMR LLC employees’ tax withholding and payment obligations in connection with the vesting of awards of our restricted common shares. We repurchased these shares at their fair market value based upon the trading price of our common shares on the repurchase date.

Item 6. Exhibits

Exhibit Number	Description

3.1	Amended and Restated Declaration of Trust, dated March 9, 2012, as amended to date. (Incorporated by reference to the Company’s Registration Statement on Form S-4, File No. 333-199445.)

3.2	Amended and Restated Bylaws of the Company adopted July 30, 2015. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015.)

4.1	Form of Common Share Certificate. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012.)

4.2	Indenture, dated February 3, 2015, between the Company and U.S. Bank National Association. (Incorporated by reference to the Company’s Current Report on Form 8-K dated January 29, 2015.)

4.3

First Supplemental Indenture, dated February 3, 2015, between the Company and U.S. Bank National Association, including the forms of 2.85% Senior Note due 2018, 3.60% Senior Note due 2020, 4.15% Senior Note due 2022 and 4.50% Senior Note due 2025. (Incorporated by reference to the Company’s Current Report on Form 8-K dated January 29, 2015.)

10.1	First Amendment to 2012 Equity Compensation Plan. (Filed herewith.)

10.2	Form of Restricted Share Agreement. (Filed herewith.)

12.1	Computation of Ratio of Earnings to Fixed Charges. (Filed herewith.)

31.1	Rule 13a-14(a) Certification. (Filed herewith.)

31.2	Rule 13a-14(a) Certification. (Filed herewith.)

31.3	Rule 13a-14(a) Certification. (Filed herewith.)

31.4	Rule 13a-14(a) Certification. (Filed herewith.)

32.1	Section 1350 Certification. (Furnished herewith.)

101.1

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015 formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Statements of Cash Flows and (iv) related notes to these financial statements, tagged as blocks of text and detail. (Filed herewith.)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SELECT INCOME REIT

By:	/s/ David M. Blackman
David M. Blackman
President and Chief Operating Officer
Dated: October 27, 2015

By:	/s/ John C. Popeo
John C. Popeo
Treasurer and Chief Financial Officer
(principal financial and accounting officer)
Dated: October 27, 2015