Form 10-K
period 2015-12-31
Select Income REIT
filed 2016-02-16
CIK 1537667

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10‑K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act). Yes ☐  No ☒

The aggregate market value of the voting common shares of beneficial ownership, $.01 par value, or common shares, of the registrant held by non‑affiliates was approximately $1.3 billion based on the $20.64 closing price per common share on the New York Stock Exchange on June 30, 2015. For purposes of this calculation, an aggregate of 879,821 common shares held directly by, or by affiliates of, the trustees and the executive officers of the registrant have been included in the number of common shares held by affiliates. In addition, 24,918,421 common shares held by Government Properties Income Trust and 880,000 common shares held by The RMR Group Inc. as of June 30, 2015 have been included in the number of common shares held by affiliates.

Number of the registrant’s common shares outstanding as of February 12, 2016: 89,374,029.

References in this Annual Report on Form 10‑K to the Company, SIR, we, us or our mean Select Income REIT and its consolidated subsidiaries, unless the context otherwise requires.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required by Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10‑K is incorporated by reference to our definitive Proxy Statement for the 2016 Annual Meeting of Shareholders, or our definitive Proxy Statement, to be filed with the Securities and Exchange Commission within 120 days after the fiscal year ended December 31, 2015.

WARNING CONCERNING FORWARD LOOKING STATEMENTS

THIS ANNUAL REPORT ON FORM 10‑K CONTAINS STATEMENTS THAT CONSTITUTE FORWARD LOOKING STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 AND OTHER SECURITIES LAWS. ALSO, WHENEVER WE USE WORDS SUCH AS “BELIEVE”,  “EXPECT”,  “ANTICIPATE”,  “INTEND”,  “PLAN”,  “ESTIMATE” OR SIMILAR EXPRESSIONS, WE ARE MAKING FORWARD LOOKING STATEMENTS. THESE FORWARD LOOKING STATEMENTS ARE BASED UPON OUR PRESENT INTENT, BELIEFS OR EXPECTATIONS, BUT FORWARD LOOKING STATEMENTS ARE NOT GUARANTEED TO OCCUR AND MAY NOT OCCUR. FORWARD LOOKING STATEMENTS IN THIS REPORT RELATE TO VARIOUS ASPECTS OF OUR BUSINESS, INCLUDING:

•	THE LIKELIHOOD THAT OUR TENANTS WILL PAY RENT, EXTEND OR RENEW THEIR LEASES, ENTER INTO NEW LEASES OR BE AFFECTED BY CYCLICAL ECONOMIC CONDITIONS,
•	OUR ACQUISITIONS OF PROPERTIES,
•	OUR SALES OF PROPERTIES,
•	OUR ABILITY TO COMPETE FOR ACQUISITIONS AND TENANCIES EFFECTIVELY,
•	THE LIKELIHOOD THAT OUR RENTS MAY INCREASE WHEN RENTS ARE RESET AT OUR LEASED LANDS IN HAWAII,
•	OUR ABILITY TO PAY DISTRIBUTIONS TO OUR SHAREHOLDERS AND THE AMOUNT OF SUCH DISTRIBUTIONS,
•	THE FUTURE AVAILABILITY OF BORROWINGS UNDER OUR REVOLVING CREDIT FACILITY,
•	OUR POLICIES AND PLANS REGARDING INVESTMENTS, FINANCINGS AND DISPOSITIONS,
•	OUR ABILITY TO RAISE EQUITY OR DEBT CAPITAL,
•	OUR ABILITY TO PAY INTEREST ON AND PRINCIPAL OF OUR DEBT,
•	OUR ABILITY TO APPROPRIATELY BALANCE OUR USE OF EQUITY AND DEBT CAPITAL,
•	OUR CREDIT RATINGS,
•	OUR EXPECTATION THAT WE BENEFIT FROM OUR OWNERSHIP OF THE RMR GROUP INC., OR RMR INC.,
•	OUR EXPECTATION THAT WE BENEFIT FROM OUR OWNERSHIP OF AFFILIATES INSURANCE COMPANY, OR AIC, AND FROM OUR PARTICIPATION IN INSURANCE PROGRAMS ARRANGED BY AIC,
•	OUR QUALIFICATION FOR TAXATION AS A REAL ESTATE INVESTMENT TRUST, OR REIT,

i

•	THE CREDIT QUALITIES OF OUR TENANTS, AND
•	OTHER MATTERS.

OUR ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE CONTAINED IN OR IMPLIED BY OUR FORWARD LOOKING STATEMENTS AS A RESULT OF VARIOUS FACTORS. FACTORS THAT COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR FORWARD LOOKING STATEMENTS AND UPON OUR BUSINESS, RESULTS OF OPERATIONS, FINANCIAL CONDITION, FUNDS FROM OPERATIONS, OR FFO, ATTRIBUTED TO SIR, NORMALIZED FUNDS FROM OPERATIONS, OR NORMALIZED FFO, ATTRIBUTED TO SIR, NET OPERATING INCOME, OR NOI, CASH FLOWS, LIQUIDITY AND PROSPECTS INCLUDE, BUT ARE NOT LIMITED TO:

•	THE IMPACT OF CHANGES AND CONDITIONS IN THE ECONOMY AND THE CAPITAL MARKETS ON US AND OUR TENANTS,
•	COMPETITION WITHIN THE REAL ESTATE INDUSTRY, PARTICULARLY IN THOSE MARKETS IN WHICH OUR PROPERTIES ARE LOCATED,
•	COMPLIANCE WITH, AND CHANGES TO, FEDERAL, STATE AND LOCAL LAWS AND REGULATIONS, ACCOUNTING RULES, TAX LAWS AND SIMILAR MATTERS,
•	LIMITATIONS IMPOSED ON OUR BUSINESS AND OUR ABILITY TO SATISFY COMPLEX RULES IN ORDER FOR US TO QUALIFY AS A REIT FOR U.S. FEDERAL INCOME TAX PURPOSES,
•

ACTUAL AND POTENTIAL CONFLICTS OF INTEREST WITH OUR MANAGING TRUSTEES, THE RMR GROUP LLC, OR RMR LLC, RMR INC., GOVERNMENT PROPERTIES INCOME TRUST, OR GOV, SENIOR HOUSING PROPERTIES TRUST, OR SNH, AIC, AND THEIR RELATED PERSONS AND ENTITIES, AND

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

•	WE MAY NOT SUCCEED IN DIVERSIFYING OUR TENANTS, AND ANY DIVERSIFICATION WE MAY ACHIEVE MAY NOT MITIGATE OUR PORTFOLIO RISKS OR IMPROVE THE SECURITY OF OUR REVENUES OR OUR OPERATING PERFORMANCE,
•	OUR INTENTION TO REDEVELOP CERTAIN OF OUR HAWAII PROPERTIES MAY NOT BE REALIZED OR BE SUCCESSFUL,
•

THE UNEMPLOYMENT RATE OR ECONOMIC CONDITIONS IN THE UNITED STATES MAY BECOME WORSE IN THE FUTURE. SUCH CIRCUMSTANCES MAY REDUCE DEMAND FOR LEASING OFFICE AND INDUSTRIAL SPACE. IF THE DEMAND FOR LEASING OFFICE AND INDUSTRIAL SPACE IS REDUCED, WE MAY BE UNABLE TO RENEW LEASES WITH OUR TENANTS AS LEASES EXPIRE OR ENTER INTO NEW LEASES AT RENTAL RATES AS HIGH AS EXPIRING RATES AND OUR FINANCIAL RESULTS MAY DECLINE,

•

OUR BELIEF THAT THERE IS A LIKELIHOOD THAT TENANTS MAY RENEW OR EXTEND OUR LEASES WHEN THEY EXPIRE WHENEVER THEY MAY HAVE MADE SIGNIFICANT INVESTMENTS IN THE LEASED PROPERTIES, OR BECAUSE THOSE PROPERTIES MAY BE OF STRATEGIC IMPORTANCE TO THEM, MAY NOT BE REALIZED,

•	SOME OF OUR TENANTS MAY NOT RENEW EXPIRING LEASES, AND WE MAY BE UNABLE TO OBTAIN NEW TENANTS TO MAINTAIN OR INCREASE THE HISTORICAL OCCUPANCY RATES OF, OR RENTS FROM, OUR PROPERTIES,
•	WE MAY INCUR SIGNIFICANT COSTS TO PREPARE A PROPERTY FOR A TENANT, PARTICULARLY FOR SINGLE TENANT PROPERTIES,
•	CONTINUED AVAILABILITY OF BORROWINGS UNDER OUR REVOLVING CREDIT FACILITY IS SUBJECT TO OUR SATISFYING CERTAIN FINANCIAL COVENANTS AND OTHER CONDITIONS THAT WE MAY BE UNABLE TO SATISFY,
•	ACTUAL COSTS UNDER OUR REVOLVING CREDIT FACILITY OR OTHER FLOATING RATE CREDIT FACILITIES WILL BE HIGHER THAN LIBOR PLUS A PREMIUM BECAUSE OF OTHER FEES AND EXPENSES ASSOCIATED WITH SUCH FACILITIES,
•	WE MAY BE UNABLE TO REPAY OUR DEBT OBLIGATIONS WHEN THEY BECOME DUE,
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

•

THE MARGINS USED TO DETERMINE THE INTEREST RATE PAYABLE ON OUR REVOLVING CREDIT FACILITY AND TERM LOAN AND THE FACILITY FEE PAYABLE ON OUR REVOLVING CREDIT FACILITY ARE BASED ON OUR CREDIT RATINGS. FUTURE CHANGES IN OUR CREDIT RATINGS MAY CAUSE THE INTEREST WE PAY TO INCREASE,

•

THE PURCHASE PRICE WE PAID FOR THE RMR INC. SHARES IS STATED IN THIS ANNUAL REPORT ON FORM 10-K. AN IMPLICATION OF THIS STATEMENT MAY BE THAT THE RMR INC. SHARES WILL HAVE A MARKET VALUE AT LEAST EQUAL TO THE VALUE WE PAID FOR THE RMR INC. SHARES. IN FACT, THE VALUE OF THE RMR INC. SHARES MAY BE DIFFERENT FROM THE PRICE WE PAID FOR THE RMR INC. SHARES. THE MARKET VALUE OF THE RMR INC. SHARES DEPENDS UPON VARIOUS FACTORS, INCLUDING SOME THAT ARE BEYOND OUR CONTROL, SUCH AS MARKET CONDITIONS. THERE CAN BE NO ASSURANCE PROVIDED REGARDING THE PRICE AT WHICH THE RMR INC. SHARES WILL TRADE; WE MAY REALIZE A LOSS ON OUR INVESTMENT IN OUR RMR INC. SHARES,

•

THE BUSINESS MANAGEMENT AND PROPERTY MANAGEMENT AGREEMENTS BETWEEN US AND RMR LLC HAVE BEEN AMENDED AND EXTENDED FOR CONTINUING 20 YEAR TERMS. THE AMENDED MANAGEMENT AGREEMENTS INCLUDE TERMS WHICH PERMIT EARLY TERMINATION AND EXTENSIONS IN CERTAIN CIRCUMSTANCES. ACCORDINGLY, THERE CAN BE NO ASSURANCE THAT THESE AGREEMENTS WILL REMAIN IN EFFECT FOR 20 YEARS OR FOR SHORTER OR LONGER TERMS, AND

•

WE CURRENTLY EXPECT TO FINANCE CERTAIN ACQUISITIONS WITH LONG TERM DEBT AND PROCEEDS FROM PROPERTY SALES. HOWEVER, THERE IS NO ASSURANCE THAT THESE ACQUISITIONS WILL BE FINANCED WITH LONG TERM DEBT OR PROCEEDS FROM PROPERTY SALES IN THE FUTURE, AND WE MAY ELECT TO USE OTHER SOURCES OF FINANCING.

THESE RESULTS COULD OCCUR DUE TO MANY DIFFERENT CIRCUMSTANCES, SOME OF WHICH ARE BEYOND OUR CONTROL, SUCH AS ACTS OF TERRORISM, NATURAL DISASTERS, CHANGES IN OUR TENANTS’ FINANCIAL CONDITIONS OR THE MARKET DEMAND FOR LEASED SPACE OR CHANGES IN CAPITAL MARKETS OR THE ECONOMY GENERALLY.

THE INFORMATION CONTAINED ELSEWHERE IN THIS ANNUAL REPORT ON FORM 10‑K OR IN OUR OTHER FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION, OR SEC, INCLUDING UNDER THE CAPTION “RISK FACTORS”, OR INCORPORATED HEREIN OR THEREIN, IDENTIFIES OTHER IMPORTANT FACTORS THAT COULD CAUSE DIFFERENCES FROM OUR FORWARD LOOKING STATEMENTS. OUR FILINGS WITH THE SEC ARE AVAILABLE ON THE SEC’S WEBSITE AT WWW.SEC.GOV.

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

v

SELECT INCOME REIT

2015 FORM 10‑K ANNUAL REPORT

PART I

Item 1. Business

Our Company

We are a real estate investment trust, or REIT, that was organized under Maryland law in 2011. We primarily own single tenant, net leased properties. As of December 31, 2015, we owned 119 properties (360 buildings, leasable land parcels and easements) with approximately 44.7 million rentable square feet that were 97.8% leased (based on rentable square feet). These properties consisted of (i) 108 office and industrial properties (131 buildings) with approximately 26.9 million square feet located in 34 states throughout the mainland United States, or our Mainland Properties, and (ii) 11 properties (229 buildings, leasable land parcels and easements) located on the island of Oahu, HI, or our Hawaii Properties, with approximately 17.8 million rentable square feet that are primarily leased to industrial and commercial tenants. As of December 31, 2015, our properties were leased to 317 different tenants, with a weighted average remaining lease term (based on annualized rental revenue) of approximately 10.5 years.

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

At the effective time of the CCIT Merger, we acquired CCIT’s full property portfolio, which included 64 office and industrial net leased properties, or the 64 CCIT Properties, as well as 23 healthcare properties which, as described below, we sold to SNH.  The total consideration for our acquisition of CCIT’s full portfolio was approximately $3.0 billion, including the assumption of approximately $297.7 million of mortgage debt principal (of which approximately $30.0 million was assumed by SNH, in the Healthcare Properties Sale (as defined and described below)) and excluding acquisition related costs.  Pursuant to the terms of the Merger Agreement, we paid approximately $1.245 billion in cash and issued approximately 28.4 million of our common shares as merger consideration to former holders of CCIT common stock.

Concurrently with the closing of the CCIT Merger, we sold entities acquired in the CCIT Merger which own 23 healthcare properties for approximately $501.7 million in cash, plus the assumption of approximately $30.0 million of mortgage debt principal, to SNH. We refer to this sale as the Healthcare Properties Sale.

We financed the cash portion of the merger consideration paid to former CCIT stockholders and the fees, expenses and costs incurred in connection with the CCIT Merger and the related transactions and repayment of certain CCIT debts, using a combination of our available cash on hand, borrowings under our existing revolving credit facility, borrowings under a new $1.0 billion 364-day senior unsecured bridge loan facility and approximately $501.7 million in cash proceeds from the Healthcare Properties Sale.

In connection with the closing of the CCIT Merger, we entered into a bridge loan agreement with a group of institutional lenders pursuant to which we obtained a 364-day $1.0 billion bridge loan, which had a maturity date of January 28, 2016, bore interest at LIBOR plus 140 basis points and was prepayable in whole or part at any time. On February 3, 2015, we repaid in full the $1.0 billion senior unsecured bridge loan and reduced amounts then outstanding on our revolving credit facility with net proceeds from an underwritten public offering of an aggregate principal amount of $1.45 billion of senior unsecured notes, which included: $350.0 million aggregate principal amount of 2.85%

unsecured senior notes due 2018; $400.0 million aggregate principal amount of 3.60% unsecured senior notes due 2020; $300.0 million aggregate principal amount of 4.15% unsecured senior notes due 2022; and $400.0 million aggregate principal amount of 4.50% unsecured senior notes due 2025.

Our Business

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

A  significant number of our Hawaii Properties consist of lands which are leased to third parties for rents that are periodically reset based on fair market values, generally every five to ten years. During our ownership of the Hawaii Properties, market rents have generally increased along with Hawaii’s generally improving economy and, as a result, the revenues from our Hawaii Properties have often increased when leases have expired or rent resets occurred. We expect to continue to negotiate rents, based on then current fair market values, when leases expire or when rent resets occur at our Hawaii Properties.

Whenever we extend, renew or enter into new leases for our properties, we seek rents which are equal to or higher than our historical rents for the same properties; however, our ability to maintain or increase the rents for our properties depends in large part upon market conditions which are beyond our control.

We currently intend to expand our investments by primarily acquiring additional single tenant, net leased properties throughout the mainland United States and we expect to use the extensive nationwide resources of our manager, The RMR Group LLC (formerly known as Reit Management & Research LLC), a Maryland limited liability company, or RMR LLC, to locate and acquire such properties. One of our goals in acquiring additional properties will be to further diversify our sources of rents and thus improve the security of our revenues. Another goal will be to purchase properties that produce rents, less property operating expenses, that are greater than our capital costs for the properties and, accordingly, allow us to increase distributions to our shareholders over time. We expect that most of our acquisition efforts will focus on office and industrial properties; however, we may consider acquiring other types of properties, including properties which are net leased to single tenants for retail uses and special purpose properties specifically suited to particular tenants’ requirements. We also may acquire additional properties in Hawaii, but we currently expect this will not be a significant part of our future acquisitions because there are limited opportunities to acquire properties in Hawaii, especially to acquire lands which are leased to third party tenants.

Our external growth strategy is defined by our acquisition, disposition and financing policies.

Our Acquisition Policies

In evaluating potential property acquisitions, we consider various factors, including but not limited to, the following:

•	the historic and projected rents received and likely to be received from the property;
•	the quality, experience and creditworthiness of the property’s tenant;
•	the strategic nature of the property to the tenant’s business;
•	the remaining length of the lease relating to the property and its other terms;
•	the strategic fit of the property with the rest of our portfolio,

•	the growth, tax and regulatory environments of the market in which the property is located;
•	occupancy and demand for similar properties in the same or nearby markets;
•	the construction quality, physical condition and design of the property and expected capital expenditures that may be needed at the property;
•	the estimated replacement cost of the property;
•	the location and type of property;
•	the pricing of comparable properties as evidenced by recent market sales;
•	our weighted average long term cost of capital compared to projected returns we may realize by owning the property; and
•	the existence of alternative sources, uses or needs for our capital.

Our Board of Trustees may change our acquisition and investment policies at any time without a vote of, or notice to, our shareholders. Also, we may in the future adopt policies with respect to investments in real estate mortgages or securities of other entities engaged in real estate activities.

We have in the past considered, and may in the future consider, the possibility of entering into mergers or strategic combinations with other companies. A principal goal of any such transaction may be to further diversify our revenue sources and increase our cash flow from operations.

Our Disposition Policies

We generally consider ourselves to be a long term owner of properties and are more interested in the long term earnings potential of our properties than selling properties for short term gains. However, we may, from time to time, decide to sell certain of our properties. We expect our decision to sell properties will be based upon the following considerations, among others, which may be relevant to a particular property at a particular time:

•	whether the property is leased;
•	whether the property tenant is current in its lease obligations;
•	our evaluation of the property tenant’s ability and desire to renew or extend its lease;
•	our evaluation of our ability to locate a new tenant if the property is vacant or likely to become vacant;
•	our evaluation of future rents which may be achieved from the property;
•

our evaluation of the costs associated with finding a replacement tenant, including tenant improvements, leasing commissions and concessions, the cost to operate the property while vacant, and building improvement capital, as compared to the projected return from future rents;

•	the proposed sale price;
•	the strategic fit of the property with the rest of our portfolio;
•	the estimated value we may receive by selling the property;

•	our intended use of the proceeds we may realize from the sale of a property; and
•	the existence of alternative sources, uses or needs for capital.

Our Board of Trustees may change our disposition policies at any time without a vote of, or notice to, our shareholders.

Our Financing Policies

To qualify for taxation as a REIT under the United States Internal Revenue Code of 1986, as amended, or the IRC, we must distribute at least 90% of our annual REIT taxable income (excluding capital gains) and satisfy a number of organizational and operational requirements. Accordingly, we generally will not be able to retain sufficient cash from operations to repay debts, invest in properties and fund acquisitions. Instead, we expect to repay our debts, invest in our properties and fund acquisitions by borrowing, issuing equity or debt securities or using retained cash from operations which may exceed our distributions. Our growth has been primarily financed by borrowings under our revolving credit facility and term loan and our senior unsecured note issuances and by equity issuances in addition to our cash generated by our operations. When we have significant borrowings outstanding under our revolving credit facility and as the maturities of our revolving credit facility, term loan or senior unsecured notes approach, we expect to refinance such indebtedness with equity issuances or new debt. We will decide when and whether to issue equity or new debt depending upon market conditions and other factors. Because our ability to raise capital may depend, in large part, upon market conditions, we can provide you no assurance that we will be able to raise sufficient capital to repay our debt or to fund our growth strategies.

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

Generally, we intend to manage our leverage in a way that may allow us to maintain “investment grade” ratings from nationally recognized statistical rating organizations; however, we can provide no assurance that we will be able to maintain our investment grade ratings. We may increase or decrease our ratio of debt to total book capitalization. Also, our Board of Trustees may change our financing policies at any time without a vote of, or notice to, our shareholders.

Our History

We were formerly a wholly owned subsidiary of Equity Commonwealth (formerly known as CommonWealth REIT), or EQC. EQC created us to concentrate its ownership of certain net leased lands located in Hawaii that EQC purchased in 2003 and 2005 and other single tenant, net leased properties. On February 16, 2012, EQC contributed 30 initial properties (251 buildings, leasable land parcels and easements), or the Initial Properties, to us and in return we issued to EQC: (i) 22,000,000 common shares (including 1,000 common shares initially issued to EQC on December 21, 2011 in connection with our formation); and (ii) a $400.0 million demand promissory note, or the EQC Note. On March 12, 2012, we sold 9,200,000 of our common shares in our initial public offering, or IPO, and we became a public company. Simultaneous with the closing of our IPO, we entered into a $500.0 million revolving credit facility which has subsequently been increased to $750.0 million and which is available for our general business purposes, including acquisitions. We used the net proceeds from our IPO and borrowings under our revolving credit facility to repay in full the EQC Note and to reimburse EQC for costs that EQC incurred in connection with our organization and preparation for our IPO. On July 9, 2014, EQC sold 21,500,000 of our common shares that it owned to Government Properties Income Trust, a Maryland real estate investment trust, or GOV, and sold 500,000 of our common shares that it owned to RMR LLC. We understand that, following these sales, EQC no longer owned any of our common shares.

Our Leases

The following is an overview of the general lease terms for our properties. The terms of any particular lease may vary from those described below.

Mainland Office and Industrial Leases

In general, our office and industrial properties located on the mainland United States include buildings that are net leased to single tenants. The leases generally require that the tenants pay fixed annual rents on a monthly basis, and also pay or reimburse us for all, substantially all, the amounts of, or increases in, the property level operating expenses and capital expenditures, such as real estate taxes, insurance, utilities, maintenance and repairs. Some of these leases provide for periodic fixed increases of base rent. Certain leases for our buildings at our Mainland Properties require us to maintain the roof, exterior walls, foundation and other structural elements of the buildings at our expense.

Hawaii Leases

In general, leases for our properties in Hawaii are net leases, which require that the tenant pay a fixed annual rent on a monthly, quarterly or semi‑annual basis, and also pay or reimburse us for all, or substantially all, the property level operating expenses and capital expenditures, such as real estate taxes, insurance, utilities, maintenance and repairs. A minority of our Hawaii leases include buildings that we own. Certain leases for our buildings in Hawaii require us to maintain the roof, exterior walls, foundation and other structural elements of the buildings at our expense and some require us to pay property operating costs. A majority of our Hawaii Properties are lands that are leased for fixed annual rents that are periodically reset based on fair market values. In some cases, the resets are based on fair market value rent and in other cases, on a percentage of the fair market value of the land. Fair market value rent reset rates are generally determined through negotiations between us and our tenants; however, when no agreement is achieved, the Hawaii leases require an appraisal process. In the appraisal process for the land leases that are periodically reset, the appraisers are generally required to determine the fair and reasonable rent, exclusive of improvements. In the appraisal process for the leases that are periodically reset based on a percentage of the fair market value of the land, the appraisers are required to determine the fair market value of the land, exclusive of improvements, with such fair market value being based on the highest and best use of the land and as though unencumbered by the lease.

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

Although our leases generally require our tenants to operate in compliance with all applicable laws and to indemnify us against any environmental liabilities arising from a tenant’s activities on our property, we could be subject to strict liability by virtue of our ownership interest. Also, our tenants may be unable to satisfy their indemnification obligations, if any, under our leases. Furthermore, the discovery of contamination or violations of environmental laws on any of our properties could lead to significant remediation costs or fines, penalties or other liabilities or obligations attributable to the tenant of that property. Such liabilities or obligations may affect a tenant’s ability to make payments to us, including rental payments and, where applicable, indemnification payments. When we acquired the Initial Properties from EQC, we agreed to indemnify EQC against all environmental liabilities with respect to the Initial Properties.

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

We do not have any insurance designated to limit any losses that we may incur as a result of known or unknown environmental conditions which are not caused by an insured event, such as, for example, fire or flood. As of December 31, 2015, we have reserved approximately $8.2 million for potential environmental liabilities. The environmental reserve EQC applied to the Initial Properties, and that we have applied since we began owning the Initial Properties, historically has not varied significantly from year to year and the actual historical costs to remediate certain environmental issues have not deviated significantly from the corresponding reserve amount. Nevertheless, environmental exposures are difficult to assess and estimate for numerous reasons, including uncertainty about the extent of contamination, alternative treatment methods that may be applied, and location of the affected property which subjects it to differing local laws and regulations and their interpretations, as well as the time it takes to remediate contamination. In developing reserves for potential environmental liability on a property by property basis, we consider among other things, enacted laws and regulations, assessments of contamination and surrounding geology, quality of information available, currently available technologies for treatment, alternative methods of remediation and prior experience. Environmental reserves are based on estimates which are subject to significant change and are adjusted as the remediation progresses, as circumstances change and as environmental contingencies become more clearly defined and reasonably estimable. We do not believe that there are environmental conditions at any of our properties that will materially and adversely affect us. However, no assurance can be given that environmental conditions present at our properties or costs we may be required to incur in the future to address environmental contamination will not materially and adversely affect us.

We believe any asbestos in our buildings is contained in accordance with current regulations, and we have no current plans to remove it. If we remove the asbestos at our properties or renovate or demolish the affected properties, certain environmental regulations govern the manner in which the asbestos must be handled and removed, and we could incur substantial costs complying with such regulations.

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

Our Manager

The RMR Group Inc. (NASDAQ: RMR), a Maryland corporation, or RMR Inc., is a holding company and substantially all of its business is conducted by RMR LLC. Barry Portnoy and Adam Portnoy, our Managing Trustees, are the controlling shareholders, directors and officers of RMR LLC. Our day to day operations are conducted by RMR LLC. RMR LLC originates and presents investment and divestment opportunities to our Board of Trustees and provides management and administrative services to us. RMR LLC has a principal place of business at Two Newton Place, 255 Washington Street, Suite 300, Newton, Massachusetts 02458‑1634, and its telephone number is (617) 796‑8390. RMR

LLC also acts as the manager to GOV, Hospitality Properties Trust, or HPT, and SNH and provides management and other services to other private and public companies, including Five Star Quality Care, Inc., or FVE, TravelCenters of America LLC, or TA, and Sonesta International Hotels Corporation, or Sonesta. As of the date of this Annual Report on Form 10-K, the executive officers of RMR LLC are: Adam Portnoy, President and Chief Executive Officer; Barry Portnoy, Chairman; David M. Blackman, Executive Vice President; Jennifer B. Clark, Executive Vice President, General Counsel and Secretary; David J. Hegarty, Executive Vice President; Mark L. Kleifges, Executive Vice President; Bruce J. Mackey Jr., Executive Vice President; John G. Murray, Executive Vice President; Thomas M. O’Brien, Executive Vice President; and John C. Popeo, Executive Vice President. David M. Blackman and John C. Popeo are also our executive officers. Messrs. Blackman and Popeo and other officers of RMR LLC also serve as officers of other companies to which RMR LLC provides management services.

Employees

We have no employees. Services which would otherwise be provided to us by employees are provided by RMR LLC and by our Managing Trustees and officers. As of February 10, 2016, RMR LLC had approximately 420 full time employees in its headquarters and regional offices located throughout the United States.

Insurance

We generally have insurance coverage for our properties and the operations conducted on them, including for casualty, liability, fire, extended coverage and rental or business interruption loss. Under our Hawaii land leases, our tenants are generally responsible for purchasing the insurance directly, while under our leases relating to our Hawaii buildings, our tenants are generally either required to reimburse us for the costs of maintaining the insurance coverage or purchase such insurance directly and list us as an insured party. With respect to our Mainland Properties, we either purchase the insurance ourselves and our tenants reimburse us, or the tenants buy the insurance directly and are required to list us as an insured party. We participate with RMR LLC and other companies to which RMR LLC provides management services in a combined property insurance program through Affiliates Insurance Company, or AIC, and with respect to which AIC is a reinsurer of certain coverage amounts. For more information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Related Person Transactions” and Note 12 to the Notes to Consolidated Financial Statements.

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

Internet Website

Our internet website address is www.sirreit.com. Copies of our governance guidelines, or Governance Guidelines, code of business conduct and ethics, or Code of Conduct, policy outlining procedures for handling concerns or complaints about accounting, internal accounting controls or auditing matters and the charters of our audit, compensation and nominating and governance committees are posted on our website and also may be obtained free of charge by writing to our Secretary, Select Income REIT, Two Newton Place, 255 Washington Street, Suite 300, Newton, Massachusetts 02458‑1634 or at our website. We make available, free of charge, on our website, our Annual Reports on Form 10‑K, Quarterly Reports on Form 10‑Q, Current Reports on Form 8‑K and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, as soon as reasonably practicable after these forms are filed with, or furnished to, the Securities and Exchange Commission, or SEC. Any shareholder or other interested party who desires to communicate with our non‑management Trustees, individually or as a group, may do so by filling out a report on our website. Our Board of Trustees also provides a process for security holders to send communications to the entire Board of Trustees. Information about the process for sending communications to our Board of Trustees can be found on our website. Our website address and the website addresses of one or more unrelated third parties are included several times in this Annual Report on Form 10‑K as textual references only and the information in any such website is not incorporated by reference into this Annual Report on Form 10‑K.

UNITED STATES FEDERAL INCOME TAX CONSIDERATIONS

The following summary of United States federal income tax considerations is based on existing law, and is limited to investors who own our shares as investment assets rather than as inventory or as property used in a trade or business.  The summary does not discuss all of the particular tax consequences that might be relevant to you if you are subject to special rules under federal income tax law, for example if you are:

•	a bank, insurance company or other financial institution;
•	a regulated investment company or REIT;
•	a subchapter S corporation;
•	a broker, dealer or trader in securities or foreign currency;
•	a person who marks-to-market our shares;
•	a person who has a functional currency other than the United States dollar;
•	a person who acquires or owns our shares in connection with employment or other performance of services;
•	a person subject to alternative minimum tax;
•	a person who acquires or owns our shares as part of a straddle, hedging transaction, constructive sale transaction, constructive ownership transaction or conversion transaction;
•	a United States expatriate;
•	a “qualified shareholder” (as defined in Section 897(k)(3)(A) of the IRC);
•	a “qualified foreign pension fund” (as defined in Section 897(l)(2) of the IRC) or any entity wholly owned by a qualified foreign pension fund; or
•	except as specifically described in the following summary, a trust, estate, tax-exempt entity or foreign person.

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

whose status as a U.S. shareholder is not overridden by an applicable tax treaty.  Conversely, a  “non-U.S. shareholder” is a beneficial owner of our shares other than a partnership or a U.S. shareholder.

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

Our counsel, Sullivan & Worcester LLP, has provided to us an opinion that we have been organized and have qualified for taxation as a REIT under the IRC for our 2012 through 2015 taxable years, and that our current and anticipated investments and plan of operation will enable us to continue to meet the requirements for qualification and taxation as a REIT under the IRC.  Our counsel’s opinions are conditioned upon the assumption that our leases, our declaration of trust and all other legal documents to which we are or have been a party have been and will be complied with by all parties to those documents, upon the accuracy and completeness of the factual matters described in this Annual Report on Form 10-K and upon representations made by us as to certain factual matters relating to our organization and operations and our expected manner of operation.  If this assumption or a representation is inaccurate or incomplete, our counsel’s opinions may be adversely affected and may not be relied upon.  The opinions of our counsel are based upon the law as it exists today, but the law may change in the future, possibly with retroactive effect.  Given the highly complex nature of the rules governing REITs, the ongoing importance of factual determinations, and the possibility of future changes in our circumstances, no assurance can be given by Sullivan & Worcester LLP or us that we will qualify as or be taxed as a REIT for any particular year.  Any opinion of Sullivan & Worcester LLP as to our qualification or taxation as a REIT will be expressed as of the date issued.  Our counsel will have no obligation to advise us or our shareholders of any subsequent change in the matters stated, represented or assumed, or of any subsequent change in the applicable law.  Also, the opinions of our counsel are not binding on either the IRS or a court, and either could take a position different from that expressed by our counsel.

Our continued qualification and taxation as a REIT will depend upon our compliance on a continuing basis with various qualification tests imposed under the IRC and summarized below.  While we believe that we have satisfied and will satisfy these tests, our counsel does not review compliance with these tests on a continuing basis.  If we fail to qualify for taxation as a REIT in any year, we will be subject to federal income taxation as if we were a corporation taxed under subchapter C of the IRC, or a C corporation, and our shareholders will be taxed like shareholders of C corporations, meaning that federal income tax generally will be applied at both the corporate and shareholder levels.  In this event, we could be subject to significant tax liabilities, and the amount of cash available for distribution to our shareholders could be reduced or eliminated.

If we qualify for taxation as a REIT and meet the tests described below, we generally will not pay federal income tax on amounts we distribute to our shareholders.  However, even if we qualify for taxation as a REIT, we may be subject to federal tax in the following circumstances:

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

•

If we fail to satisfy the 75% gross income test or the 95% gross income test discussed below, due to reasonable cause and not due to willful neglect, but nonetheless maintain our qualification for taxation as a REIT because of specified cure provisions, we will be subject to tax at a 100% rate on the greater of the amount by which we fail the 75% gross income test or the 95% gross income test, with adjustments, multiplied by a fraction intended to reflect our profitability for the taxable year.

•

If we fail to satisfy the REIT asset tests described below, due to reasonable cause and not due to willful neglect, but nonetheless maintain our qualification for taxation as a REIT because of specified cure provisions, we will be subject to a tax equal to the greater of $50,000 or the highest corporate tax rate multiplied by the net income generated by the nonqualifying assets that caused us to fail the test.

•

If we fail to satisfy any provision of the IRC that would result in our failure to qualify for taxation as a REIT (other than violations of the REIT gross income tests or violations of the REIT asset tests described below), due to reasonable cause and not due to willful neglect, we may retain our qualification for taxation as a REIT but will be subject to a penalty of $50,000 for each failure.

•

If we fail to distribute for any calendar year at least the sum of 85% of our REIT ordinary income for that year, 95% of our REIT capital gain net income for that year and any undistributed taxable income from prior periods, we will be subject to a 4% nondeductible excise tax on the excess of the required distribution over the amounts actually distributed.

•

If we recognize gain on the disposition of a REIT asset where our basis in the asset is determined by reference to the basis of the asset in the hands of a C corporation during a five-year period beginning on the date on which the asset ceased to be owned by the C corporation, then we will pay tax at the highest regular corporate tax rate, currently 35%, on the lesser of the excess of the fair market value of the asset over the C corporation’s basis in the asset on the date the asset ceased to be owned by the C corporation, or the gain we recognize in the disposition.

•

If we acquire a corporation in a transaction where we succeed to its tax attributes, to preserve our qualification for taxation as a REIT we must generally distribute all of the C corporation earnings and profits inherited in that acquisition, if any, not later than the end of our taxable year in which the acquisition occurs.  However, if we fail to do so, relief provisions would allow us to maintain our qualification for taxation as a REIT provided we distribute any subsequently discovered C corporation earnings and profits and pay an interest charge in respect of the period of delayed distribution.

•

As summarized below, REITs are permitted within limits to own stock and other securities of a “taxable REIT subsidiary.”  A domestic taxable REIT subsidiary is separately taxed on its net income as a C corporation, and is subject to limitations on the deductibility of interest expense paid to its REIT parent.  While a foreign taxable REIT subsidiary is taxed in the United States only to the extent it has income that is effectively connected with the conduct of a trade or business in the United States or that is investment income from United States sources, a foreign taxable REIT subsidiary is generally subject to foreign taxes in the jurisdictions in which its assets or operations are located.  In addition, the REIT parent is subject to a 100% tax on the amount by which various charges and reimbursements between the parent REIT and its taxable REIT subsidiaries are determined to be priced excessively in favor of the REIT rather than on arm’s length bases.

•

To the extent we invest in properties in foreign jurisdictions, our income from those properties will generally be subject to tax in those jurisdictions.  If we continue to operate as we do, then we will distribute all of our “real estate investment trust taxable income”  to our shareholders such that we will generally not pay United States federal income tax.  As a result, we cannot recover the cost of foreign income taxes imposed on our foreign investments by claiming foreign tax credits against our United States federal income tax liability.  Also, as a REIT, we cannot pass through any foreign tax credits to our shareholders.

•

As discussed below, we acquired an entity that formerly had qualified for taxation as a REIT pursuant to a transaction that was intended to qualify as a “reorganization” within the meaning of Section 368(a) of the IRC.  If it is determined that this entity failed to satisfy one or more of the REIT tests described below, the IRS might allow us, as this entity’s successor, the same opportunity for relief as though we were the remediating REIT.  In such case, this entity would be deemed to have retained its qualification for taxation as a REIT and the relevant penalties or sanctions for remediation would fall upon us in a manner comparable to the above.

If we fail to qualify for taxation as a REIT or elect not to qualify for taxation as a REIT, then we will be subject to federal income tax in the same manner as a regular C corporation.  Further, as a regular C corporation, distributions to our shareholders will not be deductible by us, nor will distributions be required under the IRC.  Also, to the extent of our current and accumulated earnings and profits, all distributions to our shareholders will generally be taxable as ordinary dividends potentially eligible for the preferential tax rates discussed below in “Taxation of Taxable U.S. Shareholders” and, subject to limitations in the IRC, will be potentially eligible for the dividends received deduction for corporate shareholders.  Finally, we will generally be disqualified from qualification for taxation as a REIT for the four taxable years following the taxable year in which the termination is effective.  Our failure to qualify for taxation as a REIT for even one year could result in us reducing or eliminating distributions to our shareholders, or in us incurring substantial indebtedness or liquidating substantial investments in order to pay the resulting corporate-level taxes.  Relief provisions under the IRC may allow us to continue to qualify for taxation as a REIT even if we fail to comply with various REIT requirements, all as discussed in more detail below.

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

By reason of condition (6), we will fail to qualify for taxation as a REIT for a taxable year if at any time during the last half of a year (except for our first taxable year as a REIT) more than 50% in value of our outstanding shares is owned directly or indirectly by five or fewer individuals.  To help comply with condition (6), our declaration of trust restricts transfers of our shares that would otherwise result in concentrated ownership positions.  In addition, if we comply with applicable Treasury regulations to ascertain the ownership of our outstanding shares and do not know, or by exercising reasonable diligence would not have known, that we failed condition (6), then we will be treated as having met condition (6).  However, our failure to comply with these regulations for ascertaining ownership may result in a penalty of $25,000, or $50,000 for intentional violations.  Accordingly, we have complied and will continue to comply with these regulations, including requesting annually from record holders of significant percentages of our shares information regarding the ownership of our shares.  Under our declaration of trust, our shareholders are required to respond to these requests for information.  A shareholder who fails or refuses to comply with the request is required by Treasury regulations to submit a statement with its federal income tax return disclosing its actual ownership of our shares and other information.

For purposes of condition (6), the term “individuals” is defined in the IRC to include natural persons, supplemental unemployment compensation benefit plans, private foundations and portions of a trust permanently set aside or used exclusively for charitable purposes, but not other entities or qualified pension plans or profit-sharing trusts.  As a result, REIT shares owned by an entity that is not an “individual” are considered to be owned by the direct and indirect owners of the entity that are individuals (as so defined), rather than to be owned by the entity itself.  Similarly, REIT shares held by a qualified pension plan or profit-sharing trust are treated as held directly by the individual beneficiaries in proportion to their actuarial interests in such plan or trust.  Consequently, five or fewer such trusts could own more than 50% of the interests in an entity without jeopardizing that entity’s qualification for taxation as a REIT.  However, as discussed below in “Taxation of Tax-Exempt U.S. Shareholders,” if a REIT is a “pension-held REIT,” each qualified pension plan or profit-sharing pension trust owning more than 10% of the REIT’s shares by value generally may be taxed on a portion of the dividends it receives from the REIT.

The IRC provides that we will not automatically fail to qualify as a REIT if we do not meet conditions (1)

through (6), provided we can establish that such failure was due to reasonable cause and not due to willful neglect.  Each such excused failure will result in the imposition of a $50,000 penalty instead of REIT disqualification.  It is impossible to state whether in all circumstances we would be entitled to the benefit of this relief provision.  This relief provision applies to any failure of the applicable conditions, even if the failure first occurred in a prior taxable year.

Our Wholly Owned Subsidiaries and Our Investments Through Partnerships.  Except in respect of taxable REIT subsidiaries as discussed below, Section 856(i) of the IRC provides that any corporation, 100% of whose stock is held by a REIT and its disregarded subsidiaries, is a qualified REIT subsidiary and shall not be treated as a separate corporation.  The assets, liabilities and items of income, deduction and credit of a qualified REIT subsidiary are treated as the REIT’s.  We believe that each of our direct and indirect wholly owned subsidiaries, other than the taxable REIT subsidiaries discussed below (and entities owned solely by the taxable REIT subsidiaries), will be either a qualified REIT subsidiary within the meaning of Section 856(i) of the IRC, or a noncorporate entity that for federal income tax purposes is not treated as separate from its owner under Treasury regulations issued under Section 7701 of the IRC.  Thus, except for the taxable REIT subsidiaries discussed below (and entities owned in whole or in part by the taxable REIT subsidiaries), in applying all of the federal income tax REIT qualification requirements described in this summary, all assets, liabilities and items of income, deduction and credit of our direct and indirect wholly owned subsidiaries are treated as ours.

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

Subsidiary REITs.  We may invest in real estate through one or more subsidiary entities that are intended to qualify for taxation as REITs.  Any subsidiary REIT will generally be subject to the various REIT qualification requirements and other limitations described in this summary that are applicable to us.  If one of our subsidiary REITs were to fail to qualify for taxation as a REIT, then (a) the subsidiary REIT would become subject to regular United States corporate income tax, as described above, and (b) our ownership of shares in the subsidiary REIT would cease to be a qualifying real estate asset for purposes of the 75% asset test and would become subject to the 5% asset test, the 10% vote test and the 10% value test generally applicable to our ownership in corporations other than REITs, qualified REIT subsidiaries and taxable REIT subsidiaries, all as described under “Asset Tests” below.  If a subsidiary REIT were to fail to qualify for taxation as a REIT, it is possible that we would not meet the 5% asset test, the 10% vote test or the 10% value test with respect to our interest in the subsidiary REIT, in which event we would fail to qualify for taxation as a REIT unless we could utilize applicable relief provisions.  We may make protective taxable REIT subsidiary elections as described below with respect to our subsidiary REITs and may implement other protective arrangements intended to avoid a cascading REIT failure if any of our subsidiary REITs were not to qualify for taxation as a REIT, but there can be no assurance that such protective elections and other arrangements will be effective to avoid the resulting adverse consequences to us.

From January through July 2015, we were invested in real estate through a subsidiary that was intended to qualify for taxation as a REIT.  Accordingly, the above discussion regarding subsidiary REITs was generally applicable with respect to this subsidiary REIT during that time period.  We believe that our former subsidiary REIT was organized and operated in a manner that permitted it to qualify for taxation as a REIT from and after the effective date of its REIT election and through the date of its liquidation for federal income tax purposes.  In addition, to limit the possibility of a cascading REIT failure in the event that our former subsidiary REIT had somehow failed to qualify for taxation as a REIT, we made a protective taxable REIT subsidiary election with respect to this subsidiary that presumably would be effective to the extent our subsidiary had failed to so qualify.

Taxable REIT Subsidiaries.  We are permitted to own any or all of the securities of a “taxable REIT subsidiary” as defined in Section 856(l) of the IRC, provided that no more than 25% (20% beginning with our 2018 taxable year) of the total value of our assets, at the close of each quarter, is comprised of our investments in the stock or other securities of our taxable REIT subsidiaries.  Our ownership of stock and other securities in taxable REIT subsidiaries is exempt from the 10% and 5% REIT asset tests discussed below.  Among other requirements, a taxable REIT subsidiary of ours must:

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

We acquired in the second quarter of 2015, and owned until the fourth quarter of 2015, an ownership position in RMR Inc. that was in excess of 10% of RMR Inc.’s outstanding securities by vote or value.  Accordingly, we elected to treat RMR Inc. as a taxable REIT subsidiary effective as of June 5, 2015.  RMR Inc., through its principal subsidiary, RMR LLC, has provided and continues to provide business and property management and other services to us and to other public and private companies, including other public REITs.  Among these clients were and are operators of lodging facilities, operators of health care facilities, and owners of such facilities.  Our counsel, Sullivan & Worcester LLP, has provided to us an opinion that the activities proscribed to taxable REIT subsidiaries under Section 856(l)(3) of the IRC relating to operating or managing lodging facilities or health care facilities should include only regular onsite services or day-to-day operational activities at or for lodging facilities or health care facilities.  To the best of our knowledge, neither RMR Inc. nor RMR LLC has been or is involved in proscribed activities at or for lodging facilities or health care facilities.  Thus, we do not believe that Section 856(l)(3) of the IRC precluded or precludes RMR Inc. from being treated as our taxable REIT subsidiary.  In addition, because we acquired a significant portion of our investment in RMR Inc. in exchange for our common shares that were newly issued, our counsel, Sullivan & Worcester LLP, is of the opinion that our investment in RMR Inc. should qualify as a “temporary investment of new capital” under Section 856(c)(5)(B) of the IRC to the extent related to such issuance of our common shares.  To the extent our investment in RMR Inc. so qualifies, it will constitute a “real estate asset” under Section 856(c) of the IRC and would not constitute a security subject to the REIT asset test limitations discussed below for a one-year period commencing June 5, 2015.  If the IRS or a court determines, contrary to the opinion of our counsel, that RMR Inc. was or is precluded from being treated as our taxable REIT subsidiary, then our ownership position in RMR Inc. in excess of 10% of RMR Inc.’s outstanding securities by vote or value, except to the extent and for the period qualifying as a “temporary investment of new capital,” would be in violation of the applicable REIT asset tests described below.  Under those circumstances, however, we expect that we would qualify for the REIT asset tests’ relief provision described below, and thereby would preserve our qualification for taxation as a REIT.  If the relief provision below were to apply to us, we would be subject to tax at the highest corporate rate, currently 35%, on the net income generated by our investment in RMR Inc. in excess of a 10% ownership position in that company.

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

Restrictions are imposed on taxable REIT subsidiaries to ensure that they will be subject to an appropriate level of federal income taxation.  For example, a taxable REIT subsidiary may not deduct interest paid in any year to an affiliated REIT to the extent that the interest payments exceed, generally, 50% of the taxable REIT subsidiary’s adjusted taxable income for that year.  However, the taxable REIT subsidiary may carry forward the disallowed interest expense to a succeeding year, and deduct the interest in that later year subject to that year’s 50% adjusted taxable income limitation.  In addition, if a taxable REIT subsidiary pays interest, rent or other amounts to its affiliated REIT in an amount that exceeds what an unrelated third party would have paid in an arm’s length transaction, then the REIT generally will be subject to an excise tax equal to 100% of the excessive portion of the payment.  Further, if in comparison to an arm’s length transaction, a third-party tenant has overpaid rent to the REIT in exchange for underpaying the taxable REIT subsidiary for services rendered, and if the REIT has not adequately compensated the taxable REIT subsidiary for services provided to or on behalf of the third-party tenant, then the REIT may be subject to an excise tax equal to 100% of the undercompensation to the taxable REIT subsidiary.  A safe harbor exception to this excise tax applies if the taxable REIT subsidiary has been compensated at a rate at least equal to 150% of its direct cost in furnishing or rendering the service.  Finally, beginning in 2016, the 100% excise tax also applies to the underpricing of services by a taxable REIT subsidiary to its parent REIT in contexts where the services are unrelated to services for REIT tenants.  There can be no assurance that arrangements involving our taxable REIT subsidiaries will not result in the imposition of one or more of these deduction limitations or excise taxes, but we do not believe that we or our taxable REIT subsidiaries are or will be subject to these impositions.

Income Tests.  There are two gross income requirements for qualification as a REIT under the IRC:

•

At least 75% of our gross income for each taxable year (excluding: (a) gross income from sales or other dispositions of property held primarily for sale; (b) any income arising from “clearly identified” hedging transactions that we enter into to manage interest rate or price changes or currency fluctuations with respect to borrowings we incur to acquire or carry real estate assets; (c) any income arising from “clearly identified” hedging transactions that we enter into primarily to manage risk of currency fluctuations relating to any item that qualifies under the 75% gross income test or the 95% gross income test (or any property that generates such income or gain); (d) beginning with our 2016 taxable year, any income from “clearly identified” hedging transactions that we enter into to manage risk associated with extant hedges of liabilities or property that have been extinguished or disposed; (e) real estate foreign exchange gain (as defined in Section 856(n)(2) of the IRC); and (f) income from the repurchase or discharge of indebtedness) must be derived from investments relating to real property, including “rents from real property” as defined under Section 856 of the IRC, interest and gain from mortgages on real property or on interests in real property, income and gain from foreclosure property, gain from the sale or other disposition of real property other than dealer property, or dividends on and gain from the sale or disposition of shares in other REITs.  When we receive new capital in exchange for our shares or in a public offering of our five-year or longer debt instruments, income attributable to the temporary investment of this new capital in stock or a debt instrument, if received or accrued within one year of our receipt of the new capital, is generally also qualifying income under the 75% gross income test.

•

At least 95% of our gross income for each taxable year (excluding: (a) gross income from sales or other dispositions of property held primarily for sale; (b) any income arising from “clearly identified” hedging transactions that we enter into to manage interest rate or price changes or currency fluctuations with respect to borrowings we incur to acquire or carry real estate assets; (c) any income arising from “clearly identified” hedging transactions that we enter into primarily to manage risk of currency fluctuations relating to any item that qualifies under the 75% gross income test or the 95% gross income test (or any property that generates such income or gain); (d) beginning with our 2016 taxable year, any income from “clearly identified” hedging transactions that we enter into to manage risk associated with extant hedges of liabilities or property that have been extinguished or disposed; (e) passive foreign exchange gain (as defined in Section 856(n)(3) of the IRC); and (f) income from the repurchase or discharge of indebtedness) must be derived from a combination of items of real property income that satisfy the 75% gross income test described above, dividends, interest, or gains from the sale or disposition of stock, securities or real property.

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
•

Rents do not qualify if the REIT owns 10% or more by vote or value of the tenant (or 10% or more of the interests in the assets or net profits of the tenant, if the tenant is not a corporation), whether directly or after application of attribution rules.  While we intend not to lease property to any party if rents from that property would not qualify as “rents from real property,” application of the 10% ownership rule is dependent upon complex attribution rules and circumstances that may be beyond our control.  For example, a third party’s ownership directly or by attribution of 10% or more by value of our shares, as well as an ownership position in the stock of one of our tenants which, when added to our own ownership position in that tenant, totals 10% or more by vote or value of the stock of that tenant (or 10% or more of the interests in the assets or net profits of the tenant, if the tenant is not a corporation), would result in that tenant’s rents not qualifying as “rents from real property.” Our declaration of trust generally disallows transfers or purported acquisitions, directly or by attribution, of our shares to the extent necessary to maintain our qualification for taxation as a REIT under the IRC.    Nevertheless, there can be no assurance that these restrictions will be effective to prevent our qualification for taxation as a REIT from being jeopardized under the 10% affiliated tenant rule.  Furthermore, there can be no assurance that we will be able to monitor and enforce these restrictions, nor will our shareholders necessarily be aware of ownership of our shares attributed to them under the IRC’s attribution rules.

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

•

If rent attributable to personal property leased in connection with a lease of real property is 15% or less of the total rent received under the lease, then the rent attributable to personal property qualifies as “rents from real property”; if this 15% threshold is exceeded, the rent attributable to personal property does not so qualify.  The portion of rental income treated as attributable to personal property is determined according to the ratio of the fair market value of the personal property to the total fair market value of the real and personal property that is rented.

•

In addition, “rents from real property” includes both charges we receive for services customarily rendered in connection with the rental of comparable real property in the same geographical area, whether or not the charges are separately stated, as well as charges we receive for services provided by our taxable REIT subsidiaries when the charges are not separately stated.  Whether separately stated charges received by a REIT for services that are not geographically customary and provided by a taxable REIT subsidiary are included in “rents from real property” has not been addressed clearly by the IRS in published authorities; however, our counsel, Sullivan & Worcester LLP, is of the opinion that, although the matter is not free from doubt, “rents from real property” also includes charges we receive for services provided by our taxable REIT subsidiaries when the charges are separately stated.  Accordingly, we believe that our revenues from taxable REIT subsidiary-provided services, whether the charges are separately stated or not, qualify as “rents from real property” because the services satisfy the geographically customary standard, because the services have been provided by a taxable REIT subsidiary, or for both reasons.

We believe that all or substantially all of our rents and related service charges have qualified and will continue to qualify as “rents from real property” for purposes of Section 856 of the IRC.

In order to qualify as mortgage interest on real property for purposes of the 75% gross income test, interest must derive from a mortgage loan secured by real property or on interests in real property with a fair market value at the time the loan is made (reduced by any senior liens on the property) at least equal to the amount of the loan.  If the amount of the loan exceeds the fair market value of the real property (as so reduced by senior liens), the interest will be treated as interest on a mortgage loan in a ratio equal to the ratio of the fair market value of the real property (as so reduced by senior liens) to the total amount of the mortgage loan.

Absent the “foreclosure property” rules of Section 856(e) of the IRC, a REIT’s receipt of active, nonrental gross income from a property would not qualify under the 75% and 95% gross income tests.  But as foreclosure property, the active, nonrental gross income from a property would so qualify.  In the case of property leased by a REIT to a tenant, foreclosure property generally consists of the real property and incidental personal property that the REIT has reduced to possession upon a default or imminent default under the lease by the tenant, and as to which a timely foreclosure property election is made.  Any gain that a REIT recognizes on the sale of foreclosure property held as inventory or primarily for sale to customers, plus any income it receives from foreclosure property that would not qualify under the 75% gross income test in the absence of foreclosure property treatment, reduced by expenses directly connected with the production of those items of income, would be subject to income tax at the maximum corporate rate, currently 35%, under the foreclosure property income tax rules of Section 857(b)(4) of the IRC.  Thus, if a REIT should lease foreclosure property in exchange for rent that qualifies as “rents from real property” as described above, then that rental income is not subject to the foreclosure property income tax.

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

We believe that any gain from dispositions of assets that we have made,  or that we might make in the future, will generally qualify as income that satisfies the 75% and 95% gross income tests and will not be subject to the 100% penalty tax, because our general intent has been and is to:

•	own our assets for investment with a view to long-term income production and capital appreciation;
•	engage in the business of developing, owning, leasing and managing our existing properties and acquiring, developing, owning, leasing and managing new properties; and
•	make occasional dispositions of our assets consistent with our long-term investment objectives.

If we fail to satisfy one or both of the 75% gross income test or the 95% gross income test in any taxable year, we may nevertheless qualify for taxation as a REIT for that year if we satisfy the following requirements:

•	our failure to meet the test is due to reasonable cause and not due to willful neglect; and
•	after we identify the failure, we file a schedule describing each item of our gross income included in the 75% gross income test or the 95% gross income test for that taxable year.

It is impossible to state whether in all circumstances we would be entitled to the benefit of this relief provision for the 75% gross income test or the 95% gross income test.  Even if this relief provision does apply, a 100% tax is imposed upon the greater of the amount by which we failed the 75% gross income test or the amount by which we failed the 95% gross income test, with adjustments, multiplied by a fraction intended to reflect our profitability for the taxable year.  This relief provision applies to any failure of the applicable income tests, even if the failure first occurred in a year prior to the taxable year in which the failure was discovered.

Based on the discussion above, we believe that we have satisfied, and will continue to satisfy, the 75% and 95% gross income tests outlined above on a continuing basis beginning with our first taxable year as a REIT.

Asset Tests.  At the close of each calendar quarter of each taxable year, we must also satisfy the following asset percentage tests in order to qualify for taxation as a REIT for federal income tax purposes:

•

At least 75% of the value of our total assets must consist of real estate assets (which includes, beginning with our 2016 taxable year, ancillary personal property to the extent that rents attributable to such personal property are treated as rents from real property in accordance with the rules described above), cash and cash items, shares in other REITs, debt instruments issued by “publicly offered REITs” as defined in Section 562(c)(2) of the IRC (beginning with our 2016 taxable year), government securities and temporary investments of new capital (that is, any stock or debt instrument that we hold that is attributable to any amount received by us (a) in exchange for our stock or (b) in a public offering of our five-year or longer debt instruments, but only for the one year period commencing with our receipt of the new capital).

•	Not more than 25% of the value of our total assets may be represented by securities other than those securities that count favorably toward the preceding 75% asset test.
•

Of the investments included in the preceding 25% asset class, the value of any one non-REIT issuer’s securities that we own may not exceed 5% of the value of our total assets.  In addition, we may not own more than 10% of the vote or value of any one non-REIT issuer’s outstanding securities, unless the securities are “straight debt” securities or otherwise excepted as discussed below.  Our stock and other securities in a taxable REIT subsidiary or a qualified REIT subsidiary are exempted from these 5% and 10% asset tests.

•	Not more than 25% (20% beginning with our 2018 taxable year) of the value of our total assets may be represented by stock or other securities of taxable REIT subsidiaries.
•

Beginning with our 2016 taxable year, not more than 25% of the value of our total assets may be represented by “nonqualified publicly offered REIT debt instruments” as defined in Section 856(c)(5)(L)(ii) of the IRC.

Our counsel, Sullivan & Worcester LLP, is of the opinion that our investments in the equity or debt of a taxable REIT subsidiary, to the extent and during the period they qualify as temporary investments of new capital, should be treated as a real estate asset, and not as a security, for purposes of the above REIT asset tests.

The above REIT asset tests must be satisfied at the close of each calendar quarter of each taxable year as a REIT.  After a REIT meets the asset tests at the close of any quarter, it will not lose its qualification for taxation as a REIT in any subsequent quarter solely because of fluctuations in the values of its assets.  This grandfathering rule may be of limited benefit to a REIT such as us that makes periodic acquisitions of both qualifying and nonqualifying REIT assets.  When a failure to satisfy the above asset tests results from an acquisition of securities or other property during a quarter, the failure can be cured by disposition of sufficient nonqualifying assets within thirty days after the close of that quarter.

In addition, if we fail the 5% value test or the 10% vote or value tests at the close of any quarter and we do not cure such failure within thirty days after the close of that quarter, that failure will nevertheless be excused if (a) the failure is “de minimis” and (b) within six months after the last day of the quarter in which we identify the failure, we either dispose of the assets causing the failure or otherwise satisfy the 5% value and 10% vote and value asset tests.  For purposes of this relief provision, the failure will be de minimis if the value of the assets causing the failure does not exceed the lesser of (a) 1% of the total value of our assets at the end of the relevant quarter or (b) $10,000,000.  If our failure is not de minimis, or if any of the other REIT asset tests have been violated, we may nevertheless qualify for taxation as a REIT if (a) we provide the IRS with a description of each asset causing the failure, (b) the failure was due to reasonable cause and not willful neglect, (c) we pay a tax equal to the greater of (1) $50,000 or (2) the highest rate of corporate tax imposed,  currently 35%, on the net income generated by the assets causing the failure during the period of the failure, and (d) within six months after the last day of the quarter in which we identify the failure, we either dispose of the assets causing the failure or otherwise satisfy all of the REIT asset tests.  These relief provisions apply to any failure of the applicable asset tests, even if the failure first occurred in a year prior to the taxable year in which the failure was discovered.

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

(1)the sum of 90% of our “real estate investment trust taxable income” and 90% of our net income after tax, if any, from property received in foreclosure, over

(2)the amount by which our non-cash income  (e.g., imputed rental income or income from transactions inadvertently failing to qualify as like-kind exchanges) exceeds 5% of our “real estate investment trust taxable income.”

For these purposes, our “real estate investment trust taxable income” is as defined under Section 857 of the IRC and is computed without regard to the dividends paid deduction and our net capital gain and will generally be reduced by specified corporate-level taxes that we pay (e.g., taxes on built-in gains or taxes on foreclosure property income).

For our 2014 and prior taxable years, a distribution of ours that was not pro rata within a class of our beneficial interests entitled to a distribution, or which was not consistent with the rights to distributions among our classes of beneficial interests, would have been a preferential distribution that would not have been taken into consideration for purposes of the distribution requirements, and accordingly the payment of a preferential distribution would have affected our ability to meet the distribution requirements.  Taking into account our distribution policies, including any dividend reinvestment plan we adopted, we do not believe that we made any preferential distributions in 2014 or prior taxable years.  Because we are a “publicly offered REIT” (as defined in Section 562(c)(2) of the IRC) that is required to file annual and periodic reports with the SEC, under the Exchange Act, the preferential distribution rule does not apply to us beginning with our 2015 taxable year.

Distributions must be paid in the taxable year to which they relate, or in the following taxable year if declared before we timely file our federal income tax return for the earlier taxable year and if paid on or before the first regular distribution payment after that declaration.  If a dividend is declared in October, November or December to shareholders of record during one of those months, and is paid during the following January, then for federal income tax purposes the dividend will be treated as having been both paid and received on December 31 of the prior taxable year.  The 90%

distribution requirements may be waived by the IRS if a REIT establishes that it failed to meet them by reason of distributions previously made to meet the requirements of the 4% excise tax discussed below.  To the extent that we do not distribute all of our net capital gain and all of our “real estate investment trust taxable income,” as adjusted, we will be subject to federal income tax at regular corporate rates on undistributed amounts.

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

If we do not have enough cash or other liquid assets to meet the 90% distribution requirements, or if we so choose, we may find it necessary or desirable to arrange for new debt or equity financing to provide funds for required distributions in order to maintain our qualification for taxation as a REIT.  We can provide no assurance that financing would be available for these purposes on favorable terms, if at all.

We may be able to rectify a failure to pay sufficient dividends for any year by paying “deficiency dividends” to shareholders in a later year.  These deficiency dividends may be included in our deduction for dividends paid for the earlier year, but an interest charge would be imposed upon us for the delay in distribution.

In addition to the other distribution requirements above, to preserve our qualification for taxation as a REIT we are required to timely distribute all C corporation earnings and profits that we inherit from acquired corporations.

Acquisitions of C Corporations

We may in the future engage in transactions where we acquire all of the outstanding stock of a C corporation.  Upon these acquisitions, except to the extent we make an applicable taxable REIT subsidiary election, each of the acquired entities and their various corporate and noncorporate subsidiaries generally will become either our qualified REIT subsidiaries under Section 856(i) of the IRC or disregarded entities under Treasury regulations issued under Section 7701 of the IRC.  Thus, after the acquisition, all assets, liabilities and items of income, deduction and credit of the acquired and then disregarded entities will be treated as ours for purposes of the various REIT qualification tests described above.  In addition, we generally will be treated as the successor to the acquired and then disregarded entities’ (a) federal income tax attributes, such as those entities’ adjusted tax bases in their assets and their depreciation schedules; and (b) earnings and profits for federal income tax purposes, if any. The carryover of these attributes creates REIT implications such as built-in gains tax exposure and additional distribution requirements, as described below.    However, where we make an election under Section 338(g) of the IRC with respect to corporations that we acquire, we generally will not be subject to such attribute carryovers.

Built-in Gains from C Corporations.  As described above, notwithstanding our qualification and taxation as a REIT, we may be subject to corporate taxation if we dispose of assets previously held by a  C corporation.  Specifically, if we acquire an asset from a corporation in a transaction in which our adjusted tax basis in the asset is determined by reference to the adjusted tax basis of that asset in the hands of a C corporation, and if we subsequently recognize gain on the disposition of that asset during a five-year period beginning on the date on which the asset ceased to be owned by the C corporation, then we will generally pay tax at the highest regular corporate tax rate, currently 35%, on the lesser of (a) the excess, if any, of the asset’s fair market value over its adjusted tax basis, each determined as of the time the asset ceased to be owned by the C corporation or (b) our gain recognized in the disposition.  Accordingly, any taxable disposition of an asset so acquired during such five-year period could be subject to this built-in gains tax.  To the extent of our gains in a taxable year that are subject to the built-in gains tax, net of any taxes paid on such gains with respect to that taxable year, our taxable dividends paid to you in the following year will be potentially eligible for treatment as qualified dividends that are taxed to our noncorporate U.S. shareholders at preferential rates.  However, we do not expect to sell any assets if that sale would result in the imposition of a material tax liability.  We cannot, however, provide assurance that we will not change our plans in this regard.

Earnings and Profits.  Following a corporate acquisition, we must generally distribute no later than the end of the applicable tax year all of the C corporation earnings and profits inherited in that transaction, if any, to preserve our qualification for taxation as a REIT.  If we fail to do so, we would not qualify for taxation as a REIT for that year and a number of years thereafter, unless we are able to rely on the relief provision described below.  Although Sullivan & Worcester LLP is unable to render an opinion on factual determinations such as the amount of our undistributed earnings and profits, we will compute, with the assistance of accountants as needed, the amount of undistributed earnings and profits that we inherit in our corporate acquisitions.    However, there can be no assurance, if audited, that the IRS would not, upon subsequent examination, propose adjustments to our calculation of the undistributed earnings and profits that we inherit, including adjustments that might be deemed necessary by the IRS as a result of its examination of the companies we acquired.  In any such examination, the IRS might consider all taxable years of the acquired entities as open for review for purposes of its proposed adjustments.  If it is subsequently determined that we had undistributed earnings and profits as of the end of the applicable tax year, we may be eligible for a relief provision similar to the “deficiency dividends” procedure described above.  To utilize this relief provision, we would have to pay an interest charge for the delay in distributing the undistributed earnings and profits; in addition, we would be required to distribute to our shareholders, in addition to our other REIT distribution requirements, the amount of the undistributed earnings and profits less the interest charge paid.

Acquisition of CCIT

On January 29, 2015, we acquired CCIT (an entity that itself had qualified for taxation as a REIT prior to such acquisition) in a transaction that was intended to qualify as a “reorganization” within the meaning of Section 368(a) of the IRC, and both our counsel Sullivan & Worcester LLP and counsel to CCIT so opined.  As a result, we are generally liable for unpaid taxes, including penalties and interest (if any), of CCIT.  In addition, if CCIT is deemed to have lost its qualification for taxation as a  REIT prior to the date that we acquired it and no relief is available, we would face the following tax consequences:

•	as the successor by merger to CCIT, we would generally inherit any corporate income tax liabilities of CCIT, including penalties and interest;
•

we would be subject to tax on the built-in gain on each asset of CCIT existing at the time we acquired it if we were to dispose of a CCIT asset during the five-year period following the date that we acquired CCIT; and

•

we could be required to pay a special distribution and/or employ applicable deficiency dividend procedures (including interest payments to the IRS) to eliminate any earnings and profits accumulated by CCIT for taxable periods that it did not qualify for taxation as a REIT.

Finally, if there is an adjustment to CCIT’s “real estate investment trust taxable income” or dividends paid deductions, we could elect to use the deficiency dividend procedure described above to preserve our predecessor CCIT’s qualification for taxation as a REIT.  That deficiency dividend procedure could require us to make significant distributions to our shareholders and to pay significant interest to the IRS.

Depreciation and Federal Income Tax Treatment of Leases

Our initial tax bases in our assets will generally be our acquisition cost.  We will generally depreciate our depreciable real property on a straight-line basis over forty years and our personal property over the applicable shorter periods.  These depreciation schedules may vary for properties that we acquire through tax-free or carryover basis acquisitions.

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

Taxation of Taxable U.S. Shareholders

For noncorporate U.S. shareholders, to the extent that their total adjusted income does not exceed applicable thresholds, the maximum federal income tax rate for long-term capital gains and most corporate dividends is generally 15%.  For those noncorporate U.S. shareholders whose total adjusted income exceeds the applicable thresholds, the maximum federal income tax rate for long-term capital gains and most corporate dividends is generally 20%.  However, because we are not generally subject to federal income tax on the portion of our “real estate investment trust taxable income” distributed to our shareholders, dividends on our shares generally are not eligible for such preferential tax rates, except that any distribution of C corporation earnings and profits and taxed built-in gain items will potentially be eligible for these preferential tax rates.  As a result, our ordinary dividends are generally taxed at the higher federal income tax rates applicable to ordinary income.  To summarize, the preferential federal income tax rates for long-term capital gains and for qualified dividends generally apply to:

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

As long as we qualify for taxation as a REIT, a distribution to our U.S. shareholders that we do not designate as a capital gain dividend generally will be treated as an ordinary income dividend to the extent of our available current or accumulated earnings and profits.  Distributions made out of our current or accumulated earnings and profits that we properly designate as capital gain dividends generally will be taxed as long-term capital gains, as discussed below, to the extent they do not exceed our actual net capital gain for the taxable year.  However, corporate shareholders may be required to treat up to 20% of any capital gain dividend as ordinary income under Section 291 of the IRC.

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

If a dividend is declared in October, November or December to shareholders of record during one of those months, and is paid during the following January, then for federal income tax purposes the dividend will be treated as having been both paid and received on December 31 of the prior taxable year.  Also, items that are treated differently for regular and alternative minimum tax purposes are to be allocated between a REIT and its shareholders under Treasury regulations which are to be prescribed.  It is possible that these Treasury regulations will permit or require tax preference items to be allocated to our shareholders with respect to any accelerated depreciation or other tax preference items that we claim. Also, until such time as regulations are issued, we may choose to allocate applicable tax preference items to our shareholders.

A U.S. shareholder will generally recognize gain or loss equal to the difference between the amount realized and the shareholder’s adjusted basis in our shares that are sold or exchanged.  This gain or loss will be capital gain or loss, and will be long-term capital gain or loss if the shareholder’s holding period in our shares exceeds one year.  In addition, any loss upon a sale or exchange of our shares held for six months or less will generally be treated as a long-term capital loss to the extent of any long-term capital gain dividends we paid on such shares during the holding period.

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

If a U.S. shareholder recognizes a loss upon a disposition of our shares in an amount that exceeds a prescribed threshold, it is possible that the provisions of Treasury regulations involving “reportable transactions” could apply, with a resulting requirement to separately disclose the loss-generating transaction to the IRS.  These Treasury regulations are written quite broadly, and apply to many routine and simple transactions.  A reportable transaction currently includes, among other things, a sale or exchange of our shares resulting in a tax loss in excess of (a) $10 million in any single year or $20 million in a prescribed combination of succeeding tax years in the case of our shares held by a C corporation or by a partnership with only C corporation partners or (b) $2 million in any single year or $4 million in a prescribed combination of succeeding tax years in the case of our shares held by any other partnership or an S corporation, trust or individual, including losses that flow through pass through entities to individuals.  A taxpayer discloses a reportable transaction by filing IRS Form 8886 with its federal income tax return and, in the first year of filing, a copy of Form 8886 must be sent to the IRS’s Office of Tax Shelter Analysis.  The annual maximum penalty for failing to disclose a reportable transaction is generally $10,000 in the case of a natural person and $50,000 in any other case.

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

A REIT is predominantly held by tax-exempt pension trusts if at least one tax-exempt pension trust owns more than 25% by value of the interests in such REIT, or if one or more tax-exempt pension trusts, each owning more than 10% by value of the interests in such REIT, own in the aggregate more than 50% by value of the interests in such REIT.  Because of the share ownership concentration restrictions contained in our declaration of trust, we believe that we have not been and will not become a pension-held REIT and accordingly, the tax treatment described above should be inapplicable to our tax-exempt shareholders.  However, because our shares have been and are expected to remain publicly traded, we cannot completely control whether or not we are or will become a pension-held REIT.

Social clubs, voluntary employee benefit associations and supplemental unemployment benefit trusts exempt from federal income taxation under Sections 501(c)(7), (c)(9) and (c)(17) of the IRC, respectively, are subject to different UBTI rules, which generally will require them to characterize distributions from a REIT as UBTI.  In addition, these prospective investors should consult their own tax advisors concerning any “set aside” or reserve requirements applicable to them.

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

A distribution by us to a non-U.S. shareholder that is not attributable to gain from the sale or exchange of a “United States real property interest” within the meaning of Section 897 of the IRC, or a USRPI, and that is not designated as a capital gain dividend will be treated as an ordinary income dividend to the extent that it is made out of current or accumulated earnings and profits.  A distribution of this type will generally be subject to United States federal income tax and withholding at the rate of 30%, or at a lower rate if the non-U.S. shareholder has in the manner prescribed by the IRS demonstrated to the applicable withholding agent its entitlement to benefits under a tax treaty. In the case of any deemed or constructive distributions or a distribution in kind, the applicable withholding agent will have to collect the amount required to be withheld by reducing to cash for remittance to the IRS a sufficient portion of the property that the non-U.S. shareholder would otherwise receive or own, and the non-U.S. shareholder may bear brokerage or other costs for this withholding procedure.  Because we cannot determine our current and accumulated earnings and profits until the end of the taxable year, withholding at the rate of 30% or applicable lower treaty rate will generally be imposed on the gross amount of any distribution to a non-U.S. shareholder that we make and do not designate as a capital gain dividend.  Notwithstanding this potential withholding on distributions in excess of our current and accumulated earnings and profits, these distributions are a nontaxable return of capital to the extent that they do not exceed the non-U.S. shareholder’s adjusted basis in our shares, and the nontaxable return of capital will reduce the adjusted basis in these shares.  To the extent that distributions in excess of current and accumulated earnings and profits exceed the non-U.S. shareholder’s adjusted basis in our shares, the distributions will give rise to tax liability if the non-U.S. shareholder would otherwise be subject to tax on any gain from the sale or exchange of these shares, as discussed below.  A non-U.S. shareholder may seek a refund from the IRS of amounts withheld on distributions to it in excess of our current and accumulated earnings and profits.

From time to time, some of our distributions may be attributable to the sale or exchange of USRPIs.  However, capital gain dividends that are received by a non-U.S. shareholder, as well as dividends attributable to our sales of USRPIs, will be subject to the taxation and withholding regime applicable to ordinary income dividends and the branch profits tax will not apply, provided that (a) these dividends are received with respect to a class of shares that is “regularly traded” on a domestic “established securities market” such as the New York Stock Exchange, or the NYSE, both terms as defined by applicable Treasury regulations, and (b) the non-U.S. shareholder does not own more than 10% (5% for dividends before December 18, 2015) of that class of shares at any time during the one-year period ending on the date of distribution of the applicable capital gain and USRPI dividends.  If both of these provisions are satisfied, qualifying non-U.S. shareholders will not be subject to withholding either on capital gain dividends or on dividends that are attributable to our sales of USRPIs as though those amounts were effectively connected with a United States trade or business, and qualifying non-U.S. shareholders will not be required to file United States federal income tax returns or pay branch profits tax in respect of these dividends.  Instead, these dividends will be subject to United States federal income tax and withholding as ordinary dividends, currently at a 30% tax rate unless, as discussed below, reduced by an applicable treaty.  Although there can be no assurance in this regard, we believe that our common shares have been and will remain “regularly traded” on a domestic “established securities market” within the meaning of applicable Treasury regulations; however, we can provide no assurance that our shares will continue to be “regularly traded” on a domestic “established securities market” in future taxable years.

Except as discussed above, for any year in which we qualify for taxation as a REIT, distributions that are attributable to gain from the sale or exchange of a USRPI are taxed to a non-U.S. shareholder as if these distributions were gains effectively connected with a trade or business in the United States conducted by the non-U.S. shareholder.  Accordingly, a non-U.S. shareholder that does not qualify for the special rule above (a) will be taxed on these amounts at the normal capital gain and other tax rates applicable to a U.S. shareholder, subject to any applicable alternative minimum tax and to a special alternative minimum tax in the case of nonresident alien individuals, (b) will be required to file a United States federal income tax return reporting these amounts, even if applicable withholding is imposed as described below, and (c) if such non-U.S. shareholder is also a corporation, it may owe the 30% branch profits tax under Section 884 of the IRC, or lower applicable tax treaty rate, in respect of these amounts.  The applicable withholding agent will be required to withhold from distributions to such non-U.S. shareholders, and remit to the IRS, 35% of the maximum amount of any distribution that could be designated as a capital gain dividend.  In addition, for purposes of this withholding rule, if we designate prior distributions as capital gain dividends, then subsequent distributions up to the amount of the designated prior distributions will be treated as capital gain dividends.  The amount of any tax withheld is creditable against the non-U.S. shareholder’s United States federal income tax liability, and the non-U.S. shareholder may file for a refund from the IRS of any amount of withheld tax in excess of that tax liability.

A special “wash sale” rule may apply to a non-U.S. shareholder who owns any class of our shares if (a) the non-U.S. shareholder owns more than 5% of that class of shares at any time during the one-year period ending on the date of the distribution described below, or (b) that class of our shares is not, within the meaning of applicable Treasury regulations, “regularly traded” on a domestic “established securities market” such as the NYSE.  Although there can be no assurance in this regard, we believe that our common shares have been and will remain “regularly traded” on a domestic “established securities market” within the meaning of applicable Treasury regulations, all as discussed above; however, we can provide no assurance that our shares will continue to be “regularly traded” on a domestic “established securities market” in future taxable years.  We anticipate this wash sale rule will apply, if at all, only (a) to a non-U.S. shareholder that owns more than 10% (5% for dispositions before December 18, 2015) of either our common shares or any class of our preferred shares or (b) if the particular class of our shares were to be no longer “regularly traded.”    Such a non-U.S. shareholder will be treated as having made a “wash sale” of our shares if it (a) disposes of an interest in our shares during the thirty days preceding the ex-dividend date of a distribution by us that, but for such disposition, would have been treated by the non-U.S. shareholder in whole or in part as gain from the sale or exchange of a USRPI, and then (b) acquires or enters into a contract to acquire a substantially identical interest in our shares, either actually or constructively through a related party, during the sixty-one day period beginning thirty days prior to the ex-dividend date.  In the event of such a wash sale, the non-U.S. shareholder will have gain from the sale or exchange of a USRPI in an amount equal to the portion of the distribution that, but for the wash sale, would have been a gain from the sale or exchange of a USRPI.  As discussed above, a non-U.S. shareholder’s gain from the sale or exchange of a USRPI can trigger increased United States taxes, such as the branch profits tax applicable to non-U.S. corporations, and increased United States tax filing requirements.

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

Tax treaties may reduce the withholding obligations on our distributions.  Under some treaties, however, rates below 30% that are applicable to ordinary income dividends from United States corporations may not apply to ordinary income dividends from a REIT or may apply only if the REIT meets specified additional conditions.  A non-U.S. shareholder must generally use an applicable IRS Form W-8, or substantially similar form, to claim tax treaty benefits.  If the amount of tax withheld with respect to a distribution to a non-U.S. shareholder exceeds the shareholder’s United States federal income tax liability with respect to the distribution, the non-U.S. shareholder may file for a refund of the excess from the IRS.  The 35% withholding tax rate discussed above on some capital gain dividends corresponds to the maximum income tax rate applicable to corporate non-U.S. shareholders but is higher than the current preferential maximum rates on capital gains generally applicable to noncorporate non-U.S. shareholders.  Treasury regulations also provide special rules to determine whether, for purposes of determining the applicability of a tax treaty, our distributions to a non-U.S. shareholder that is an entity should be treated as paid to the entity or to those owning an interest in that entity, and whether the entity or its owners are entitled to benefits under the tax treaty.  In the case of any deemed or constructive distribution or a distribution in kind,  the applicable withholding agent may collect the amount required to be withheld by reducing to cash for remittance to the IRS a sufficient portion of the property that the non-U.S. shareholder would otherwise receive or own if the cash portion of any such distribution is not sufficient to cover the withholding liability, and the non-U.S. shareholder may bear brokerage or other costs for this withholding procedure.

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

If our shares are not USRPIs, then a non-U.S. shareholder’s gain on the sale of these shares generally will not be subject to United States federal income taxation, except that a nonresident alien individual who was in the United States for 183 days or more during the taxable year may be subject to a 30% tax on this gain.  Our shares will not constitute a USRPI if we are a “domestically controlled REIT.”  A domestically controlled REIT is a REIT in which at all times during the preceding five-year period less than 50% of the fair market value of the outstanding shares was directly or indirectly held by foreign persons.  From and after December 18, 2015, a person who at all relevant times holds less than 5% of a REIT’s shares that are regularly traded on an established securities market in the United States is deemed to be a U.S. person in making the determination of whether a REIT is domestically controlled, unless the REIT has actual knowledge that the person is not a U.S. person.  Other presumptions apply in making the determination with respect to other classes of REIT shareholders.  As a result of applicable presumptions, we expect to be able to demonstrate from and after December 18, 2015 that we are less than 50% foreign owned.  For periods prior to December 18, 2015, we believe that we were less than 50% foreign owned, but that may not be possible to demonstrate.  Accordingly, we can provide no assurance that we have been or will remain a domestically controlled REIT, particularly if that determination includes the period before December 18, 2015, when the presumptions described above did not apply.  Even if we are not a domestically controlled REIT, a non-U.S. shareholder’s gain on the sale of our shares will not be subject to United States federal income taxation as a sale of a USRPI, if that class of shares is “regularly traded,” as defined by applicable Treasury regulations, on an established securities market such as the NYSE, and the non-U.S. shareholder has at all times during the preceding five years owned 10% (5% for dispositions before December 18, 2015) or less by value of that class of shares.  In this regard, because the shares held by others may be redeemed, a non-U.S. shareholder’s percentage interest in a class of our shares may increase even if it acquires no additional shares in that class.  If a  gain on the sale of our shares is subject to United States federal income taxation under these rules, the non-U.S. shareholder will generally be subject to the same treatment as a U.S. shareholder with respect to its gain (subject to any applicable alternative minimum tax and a special alternative minimum tax in the case of nonresident alien individuals) and will be required to file a United States federal income tax return reporting that gain.  A purchaser of our shares from a non-U.S. shareholder will not be required to withhold on the purchase price if the purchased shares are regularly traded on an established securities market or if we are a domestically controlled

REIT.  Otherwise, a purchaser of our shares from a non-U.S. shareholder may be required to withhold 15% (10% for dispositions on or before February 16, 2016) of the purchase price paid to the non-U.S. shareholder and to remit the withheld amount to the IRS.

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

Distributions on our shares to a non-U.S. shareholder during each calendar year and the amount of tax withheld, if any, will generally be reported to the non-U.S. shareholder and to the IRS.  This information reporting requirement applies regardless of whether the non-U.S. shareholder is subject to withholding on distributions on our shares or whether the withholding was reduced or eliminated by an applicable tax treaty.  Also, distributions paid to a non-U.S. shareholder on our shares will generally be subject to backup withholding, unless the non-U.S. shareholder properly certifies to the applicable withholding agent its non-U.S. shareholder status on an applicable IRS Form W-8 or substantially similar form.  Information reporting and backup withholding will not apply to proceeds a non-U.S. shareholder receives upon the sale, exchange, redemption, retirement or other disposition of our shares, if the non-U.S. shareholder properly certifies its non-U.S. shareholder status on an applicable IRS Form W-8 or substantially similar form.  Even without having executed an applicable IRS Form W-8 or substantially similar form, however, in some cases information reporting and backup withholding will not apply to proceeds that a non-U.S. shareholder receives upon the sale, exchange, redemption, retirement or other disposition of our shares if the non-U.S. shareholder receives those proceeds through a broker’s foreign office.

Non-United States financial institutions and other non-United States entities are subject to diligence and reporting requirements for purposes of identifying accounts and investments held directly or indirectly by United States persons.  The failure to comply with these additional information reporting, certification and other requirements could result in a 30% withholding tax on applicable payments to non-United States persons.  In particular, a payee that is a foreign financial institution that is subject to the diligence and reporting requirements described above must enter into an agreement with the United States Department of the Treasury requiring, among other things, that it undertake to identify accounts held by “specified United States persons” or “United States owned foreign entities” (each as defined in the

IRC), annually report information about such accounts, and withhold 30% on applicable payments to noncompliant foreign financial institutions and account holders.  Foreign financial institutions located in jurisdictions that have an intergovernmental agreement with the United States with respect to these requirements may be subject to different rules.  The foregoing withholding regime generally applies to payments of dividends on our shares, and is expected to generally apply to other “withholdable payments” (including payments of gross proceeds from a sale or other disposition of our shares) made after December 31, 2018.  In general, to avoid withholding, any non-United States intermediary through which a shareholder owns our shares must establish its compliance with the foregoing regime, and a non-U.S. shareholder must provide certain documentation (usually an applicable IRS Form W-8) containing information about its identity, its status, and if required, its direct and indirect U.S. owners.  Non-U.S. shareholders and shareholders who hold our shares through a non-United States intermediary are encouraged to consult with their own tax advisor regarding foreign account tax compliance.

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

Assuming that each class of our shares will be “widely held” and that no other facts and circumstances exist that restrict transferability of these shares, our counsel, Sullivan & Worcester LLP, is of the opinion that our shares will not fail to be “freely transferable” for purposes of the regulation due to the restrictions on transfer of our shares under our declaration of trust and that under the regulation each class of our currently outstanding shares is publicly offered and our assets will not be deemed to be “plan assets” of any ERISA plan or non-ERISA plan that acquires our shares in a public offering.  This opinion is conditioned upon certain assumptions and representations, as discussed above in “United States Federal Income Tax Considerations—Taxation as a REIT.”

Item 1A.  Risk Factors

Our business is subject to a number of risks and uncertainties. The risks described below may not be the only risks we face but are risks we believe material at this time. Additional risks that we do not yet know of, or that we currently think are immaterial, may also impair our business operations or financial results. If any of the events or circumstances described below occurs, our business, financial condition or results of operations and the trading price of our securities could decline. Investors and prospective investors should consider the following risks and the information contained under the heading “Warning Concerning Forward Looking Statements” before deciding whether to invest in our securities.

Risks Related to Our Business

The U.S. economy’s recovery to date from its most recent recession has been slow, unsteady and incomplete.

The U.S. economy’s recovery to date from its most recent recession has been slow, unsteady and incomplete, which has created volatile market conditions. While the markets had been showing signs of stabilization and growth, new challenges have arisen, including uncertain U.S. Federal Reserve policy regarding the timing and amount of future increases in interest rates and the risk that declining overseas markets may hinder the growth of the U.S. economy. It remains unclear whether the U.S. economy will be able to withstand these market challenges and global uncertainty and achieve meaningful and sustained growth. Economic weakness in the U.S. economy generally or a new recession would likely adversely affect our financial condition and that of our tenants, and could impact the ability or willingness of our tenants to renew our leases or pay rent to us.

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

There is a general trend in the office real estate sector for companies to decrease the square feet they occupy per employee and to reconfigure leased space for changed usage. This increase in utilization rates may result in a tenant renewing a lease for less square feet than they currently occupy, which could increase both the vacancy and unreimbursed operating costs at our properties. The need to reconfigure leased space to increase utilization may also require us to spend increased amounts for tenant fit out.

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

Since the most recent recession, the U.S. Federal Reserve has taken actions which have resulted in low interest rates prevailing in the marketplace for a historically long period of time. In December 2015, the U.S. Federal Reserve raised its benchmark interest rate by a quarter of a percentage point. Market interest rates may continue to increase and the increase may materially and negatively affect us. One of the factors that investors typically consider important in deciding whether to buy or sell our common shares is the distribution rate with respect to such shares relative to prevailing market interest rates. If market interest rates go up, investors may expect a higher distribution rate before investing in our common shares or may sell our common shares and seek alternate investments with a higher distribution rate. Sales of our common shares may cause a decline in the market prices of such shares, which would reduce our market capitalization and total shareholder return.

The potential negative impact on the value of our shares may increase our cost of capital, including decreasing the amount of equity and debt we may be able to raise, increasing the extent of dilution from any equity offering we may make or increasing the costs to us for any such equity or debt offering.

Amounts outstanding under our revolving credit facility and term loan bear interest at variable interest rates. When interest rates increase, so will our interest costs, which could adversely affect our cash flow, our ability to pay principal and interest on our debt, our cost of refinancing our debt when it becomes due and our ability to make or sustain distributions to our shareholders. Additionally, if we choose to hedge our interest rate risk in addition to our current cash flow hedge on $41.0 million of mortgage debt, we cannot assure that the hedge will be effective or that our hedging counterparty will meet its obligations to us.

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

Substantially all of our properties are leased to single tenants and the majority are leased to tenants that do not have investment ratings.

Substantially all of our total revenues as of December 31, 2015 were from properties leased to single tenants. We expect that we will continue to derive substantially all of our revenues from single tenant properties and, therefore, the success of single tenant properties will be materially dependent on the performance of those tenants under their respective leases. Tenant defaults or failure to renew leases upon termination will adversely impact our revenues. In addition to not realizing rental income, many property level operating expenses and capital expenditures, such as real estate taxes, insurance, utilities, maintenance and repairs, other than, in certain circumstances, roof and structural element‑related expenditures, are paid or reimbursed by our tenants pursuant to our leases, and a tenant default could leave us responsible for paying these expenses. Because our properties are leased to single tenants, the adverse impact of tenant defaults or non‑renewals is likely to be greater than would be the case if our properties were leased to multiple tenants.

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

The majority of our properties are leased to tenants who are not rated by any nationally recognized statistical rating organization. It is more difficult to assess the ability of a tenant that is not rated to meet its obligations to us than that of a rated tenant. Further, tenants may be rated when we enter leases with them but their ratings may be later lowered or terminated during the term of the leases.

We may be unable to access the capital necessary to repay our debts, invest in our properties or fund acquisitions.

To retain our qualification for taxation as a REIT, we are required to distribute at least 90% of our annual REIT taxable income (excluding capital gains) and satisfy a number of organizational and operational requirements to which REITs are subject. Accordingly, we generally will not be able to retain sufficient cash from operations to repay debts, invest in our properties or fund acquisitions. Our business and growth strategies depend, in part, upon our ability to raise additional capital at reasonable costs to repay our debts, invest in our properties and fund acquisitions. Because of the volatility in the availability of capital to businesses on a global basis and the increased volatility in most debt and equity markets generally, our ability to raise reasonably priced capital is not guaranteed; we may be unable to raise reasonably priced capital because of reasons related to our business, market perceptions of our prospects, the terms of our indebtedness or for reasons beyond our control, such as market conditions. If we are unable to raise reasonably priced capital, our business and growth strategies may fail and we may be unable to remain a REIT.

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

•	the market in which an acquired property is located may experience unexpected changes that adversely affect the property’s value;

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

In addition, substantially all of our properties face competition for tenants. Some competing properties may be newer, better located or more attractive to tenants. Competing properties may have lower rates of occupancy than our properties, which may result in competing owners offering available space at lower rents than we offer at our properties. Increased real estate development activities may increase the supply of properties of the type we own on the market which may heighten the competition we face. These competition matters may affect our ability to attract and retain tenants and may reduce the rents we are able to charge.

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

We do not have any insurance designated to limit any losses that we may incur as a result of known or unknown environmental conditions which are not caused by an insured event, such as, for example, fire or flood. As of December 31, 2015, we had reserved approximately $8.2 million for potential environmental liabilities. The environmental reserve EQC applied to the Initial Properties, and that we have applied since we began owning the Initial Properties, historically has not varied significantly from year to year and the actual historical costs to remediate certain environmental issues have not deviated significantly from the corresponding reserve amount. Nevertheless, environmental exposures are difficult to assess and estimate for numerous reasons, including uncertainty about the extent of contamination, alternative treatment methods that may be applied, location of the property which subjects it to differing local laws and regulations and their interpretations, as well as the time it takes to remediate contamination. In developing reserves for potential environmental liability on a property by property basis, we consider among other things, enacted laws and regulations, assessments of contamination and surrounding geology, quality of information available, currently available technologies for treatment, alternative methods of remediation and prior experience. Environmental reserves are based on estimates which are subject to significant change and are adjusted as the remediation treatment progresses, as circumstances change and as environmental contingencies become more clearly defined and reasonably estimable. We do not believe that there are environmental conditions at any of our properties that will materially and adversely affect us. However, we cannot assure that environmental conditions present at our properties or costs we may be required to incur in the future to address environmental contamination will not materially and adversely affect us.

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

As of December 31, 2015, our consolidated indebtedness was $2.4 billion, our consolidated net debt to book capitalization ratio was 53.1% and we had $447.0 million available for borrowing under our $750.0 million revolving credit facility.  Our revolving credit facility and our $350.0 million term loan may be increased to up to $2.2 billion on a combined basis under certain circumstances.

Our current indebtedness obligations are substantial, could have important consequences to holders of our common shares and could limit our ability to obtain financing for working capital, capital expenditures, acquisitions, refinancing, lease obligations or other purposes.  They may also increase our vulnerability to adverse economic, market and industry conditions, limit our flexibility in planning for, or reacting to, changes in our business operations or to our industry overall, and place us at a disadvantage in relation to competitors that have lower debt levels. As a result, we are subject to increased risks associated with debt financing, including an increased risk that our cash flow could be insufficient to meet required payments on our debt.  In addition, amounts outstanding under our revolving credit facility and term loan require interest to be paid at variable interest rates. When interest rates increase, so will our interest costs, which could adversely affect our cash flow, our ability to pay principal and interest on our debt and our cost of refinancing our debt when it becomes due.  For further information regarding our exposure to risks associated with market changes in interest rates, please see elsewhere in this Annual Report on Form 10-K, including Part II, Item 7A,“Quantitative and Qualitative Disclosures About Market Risk.” We have a cash flow hedge on $41.0 million of mortgage debt, and, in the future, we may choose to hedge our interest rate risk. We cannot assure that our current hedge or any future hedge will be effective or that any hedging counterparty will meet its obligations to us.  Any or all of the above events and factors could have an adverse effect on our results of operations and financial condition.

If we default under a loan (including any default in covenants contained in our credit agreement for our existing revolving credit facility and term loan or in the indenture related to our senior unsecured notes and its supplement), we may be in default under any other loan that has cross-default provisions, further borrowings under our existing revolving credit facility or term loan may be prohibited, outstanding indebtedness under our existing revolving credit facility, term loan, senior unsecured notes indenture and its supplement or such other loans may be accelerated, and we could be forced to liquidate our assets for less than the values we would receive in a more orderly process.

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

If we are unable to borrow under our revolving credit facility, we may be unable to meet our business obligations or to grow by buying additional properties, or we may be required to sell some of our properties. If we default under our credit agreement, our lenders may demand immediate payment and our lenders under our revolving credit facility may elect not to make further borrowings available to us. Additionally, during the continuance of any event of default under our credit agreement, we will be limited or in some cases prohibited from making distributions on our common shares. Any default under our credit agreement that resulted in our obligations to repay outstanding indebtedness being accelerated or in our no longer being permitted to borrow under our revolving credit facility would likely have serious and adverse consequences to us and would likely cause the market price of our common shares to materially decline.

In the future, we may obtain additional debt financing, and the covenants and conditions which apply to any such additional indebtedness may be more restrictive than the covenants and conditions contained in our credit agreement or senior unsecured notes indenture. Defaults under our future debt could likely have the same consequences as described above.

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

Under the Americans with Disability Act, places of public accommodation and/or commercial facilities must meet federal requirements related to access and use by disabled persons. We may be required to make substantial capital expenditures at our properties to comply with this law. In addition, non-compliance could result in the imposition of fines or an award of damages to private litigants.

A number of additional federal, state, and local laws and regulations exist regarding access by disabled persons. These regulations may require modifications to our properties or may affect future renovations. These expenditures may have an adverse impact on overall returns on our investments.

Our business could be adversely impacted if there are deficiencies in our disclosure controls and procedures or our internal control over financial reporting.

The design and effectiveness of our disclosure controls and procedures and our internal control over financial reporting may not prevent all errors, misstatements or misrepresentations. While management will continue to review the effectiveness of our disclosure controls and procedures and our internal control over financial reporting, there can be no guarantee that our internal control over financial reporting will be effective in accomplishing all control objectives all of the time. Deficiencies, including any material weaknesses, in our internal control over financial reporting could result in misstatements of our results of operations or our financial statements or could otherwise materially and adversely affect our business, reputation, results of operations, financial condition or liquidity.

Our manager relies on information technology for our operations, and any material failure, inadequacy, interruption or security failure of that technology could harm our business.

RMR LLC relies on information technology networks and systems, including the Internet, to process, transmit and store electronic information and to manage or support a variety of our business processes, including financial transactions and maintenance of records, which may include personally identifiable information of employees and tenants and lease data. RMR LLC relies on commercially available systems, software, tools and monitoring to provide security for processing, transmitting and storing confidential tenant, customer and vendor information, such as personally identifiable information relating to financial accounts. Although RMR LLC takes various actions to protect the security of the data maintained in its information systems, it is possible that its security measures will not prevent the systems’ improper functioning, or the improper disclosure of personally identifiable information such as in the event of cyber attacks. Security breaches, including physical or electronic break‑ins, computer viruses, attacks by hackers and similar breaches, can create system disruptions, shutdowns or unauthorized disclosure of confidential information. Any failure to maintain proper function, security and availability of RMR LLC’s information systems could interrupt our operations, damage our reputation, subject us to liability claims or regulatory penalties and could materially and adversely affect us.

Changes in lease accounting standards may materially and adversely affect us.

The Financial Accounting Standards Board, or FASB, is in the process of adopting new accounting rules that will be effective for fiscal years ending after December 2018, which will require companies to capitalize all leases on their balance sheets by recognizing a lessee’s rights and obligations. When the final rules are effective, many companies that account for certain leases on an “off balance sheet” basis will be required to account for such leases “on balance sheet.” This change will remove many of the differences in the way companies account for owned property and leased property, and could have a material effect on various aspects of our tenants’ businesses, including their credit quality and the factors they consider in deciding whether to own or lease properties. When the rules are effective, or as the effective date approaches, it could cause companies that lease properties to prefer shorter lease terms, in an effort to reduce the leasing liability required to be recorded on their balance sheets. The new rules could also make lease renewal options less attractive, as, under certain circumstances, the rules will require a tenant to assume that a renewal right will be exercised and accrue a liability relating to the longer lease term.

Risks Related to Our Relationships with GOV, RMR Inc. and RMR LLC

GOV owns approximately 27.9% of our common shares.  As a result, investors in our securities will have less influence over our business than shareholders of most other publicly owned companies.

As of the date of this Annual Report on Form 10-K, GOV owned approximately 27.9% of our outstanding common shares.  For so long as GOV continues to retain a significant ownership stake in us, GOV may have significant influence in the election of all of the members of our Board of Trustees, including our Independent Trustees, and the outcome of shareholder actions.  As a result, GOV may have the ability to significantly impact all matters affecting us, including:

•

the composition of our Board of Trustees and, through our Board of Trustees, determinations with respect to our management, business, investment, disposition and financing plans and policies, including the appointment and removal of our officers;

•	determinations with respect to mergers and other business combinations;

•	our acquisition or disposition of assets;

•	our financing activities;

•	our capital structure;

•	continuation of or amendments to our management agreements with RMR LLC;

•	the making of distributions on our common shares; and

•	the number of common shares available for issuance under our equity compensation plan.

GOV’s significant ownership in us may discourage transactions involving a change of control of us, including transactions in which holders of our common shares might otherwise receive a premium for their common shares over the then current market price.

GOV’s sale of some or all of its ownership stake in us, acquisition of additional shares of us and speculation about any such possible transactions may adversely affect the market price of our common shares.

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

We may not realize the expected benefits of our acquisition of an interest in RMR Inc.

On June 5, 2015, we participated in a transaction with RMR Inc., RMR LLC, ABP Trust (f/k/a Reit Management & Research Trust), GOV and two other REITs to which RMR LLC provides management services in which, among other things, we acquired 3,166,891 shares of RMR Inc.’s class A common stock, ABP Trust acquired 880,000 of our common shares and we amended our management agreements with RMR LLC and extended them for 20 year terms, or the Up-C Transaction.  We subsequently distributed 1,580,055 of the shares of RMR Inc.’s class A common stock that we received in the Up-C Transaction pro rata to our shareholders.  We believe the Up-C Transaction provided several benefits to us, including an attractive investment in the equity securities of RMR Inc., the further alignment of the interests of RMR LLC, Adam Portnoy and Barry Portnoy with our interests and greater transparency for us and our shareholders into the compensation practices and financial and operating results of RMR LLC.  However, our investment in RMR Inc. is subject to various risks, including the highly competitive nature of RMR LLC’s business and the limited public market for RMR Inc.’s securities, among others, which may result in us losing some or all of our investment in RMR Inc. or otherwise not realizing the benefits we expect from the Up-C Transaction.  For further information on the Up-C Transaction, see “Note 12: Related Person Transactions—Acquisition of Interest in our Manager.”

We are dependent upon RMR LLC to manage our business and implement our growth strategy.

We have no employees.  Personnel and services that we require are provided to us by RMR LLC pursuant to our management agreements with RMR LLC.  Our ability to achieve our business objectives depends on RMR LLC and its ability to manage our properties, identify and complete our acquisitions and dispositions and to execute our growth strategy.  Accordingly, our business is dependent upon RMR LLC’s business contacts, its ability to successfully hire, train, supervise and manage its personnel and its ability to maintain its operating systems.  If we lose the services provided by RMR LLC or its key personnel, our business and growth prospects may decline.  We may be unable to duplicate the quality and depth of management available to us by becoming internally managed or by hiring another manager.  Also, in the event RMR LLC is unwilling or unable to continue to provide management services to us, our cost of obtaining substitute services may be greater than the fees we pay RMR LLC under our management agreements, and as a result our expenses may increase.

Each of our executive officers is also an officer of RMR LLC, and our President and Chief Operating Officer, David Blackman, is the President and Chief Operating Officer of GOV.  Because our executive officers have duties to RMR LLC, and David Blackman has duties to GOV, as well as to our company, we do not have their undivided attention.  They face conflicts in allocating their time and resources between our company and RMR LLC and GOV, as applicable.

Our management structure and agreements and relationships with GOV and RMR LLC may restrict our investment activities and may create conflicts of interest or the perception of such conflicts.

RMR LLC is authorized to follow broad operating and investment guidelines and, therefore, has discretion in determining the properties that will be appropriate investments for us, as well as our individual operating and investment decisions.  Our Board of Trustees periodically reviews our operating and investment guidelines and our operating activities and investments but it does not review or approve each decision made by RMR LLC on our behalf.  In addition, in conducting periodic reviews, our Board of Trustees relies primarily on information provided to it by RMR LLC.  Our Managing Trustees control RMR Inc., which is the managing member of and controls RMR LLC.

RMR LLC also acts as the manager for GOV and two other NYSE-listed REITs: HPT, which owns hotels and travel centers; and SNH, which primarily owns healthcare, senior living properties and medical office buildings.  RMR LLC also provides services to other publicly and privately owned companies, including: FVE, which operates senior living communities; TA, which operates and franchises travel centers and convenience stores; and Sonesta, which operates, manages and franchises hotels, resorts and cruise ships.  These multiple responsibilities to public companies and other businesses could create competition for the time and efforts of RMR LLC and Messrs. Barry and Adam Portnoy.  Also, RMR LLC’s multiple responsibilities to us and to other companies to which it provides management services, including GOV, may give rise to conflicts of interest, or the appearance of such conflicts of interest.

Our management agreements were negotiated between related parties, and the terms, including the fees payable to RMR LLC, may not be as favorable to us as they would have been if they were negotiated between unrelated parties.  Our property management fees are calculated based on rents we receive and construction supervision fees for construction at our properties overseen and managed by RMR LLC, and our base business management fee is calculated based upon the lower of the historical costs of our real estate investments and our market capitalization.  These fee arrangements could incentivize RMR LLC to pursue acquisitions, capital transactions, tenancies and construction projects or to avoid disposing of our assets in order to increase or maintain its management fees.  Our Independent Trustees oversee our acquisition and disposition program and capital transactions and regularly review our properties’ results, rents, leasing activities, budgets and construction activities as well as market trends.  If we do not effectively manage our investment, disposition, and capital transactions and leasing, construction and other property management activities, we may pay increased management fees without proportional benefits to our shareholders.

In our management agreements with RMR LLC, we acknowledge that RMR LLC may engage in other activities or businesses and act as the manager to any other person or entity (including other REITs) even though such person or entity has investment policies and objectives similar to our policies and objectives and we are not entitled to preferential treatment in receiving information, recommendations and other services from RMR LLC.  Accordingly, we may lose investment opportunities to, and may compete for tenants with, other businesses managed by RMR LLC.

Barry Portnoy is a Managing Director, officer and controlling shareholder (through ABP Trust) of RMR Inc. and an officer of RMR LLC, and Adam Portnoy is a Managing Director, President, Chief Executive Officer and controlling shareholder (through ABP Trust) of RMR Inc. and an officer of RMR LLC.  Adam Portnoy and Barry Portnoy also own class A membership units of RMR LLC through their ownership of ABP Trust.  All of the members of our Board of Trustees, including our Independent Trustees, are members of one or more boards of trustees or directors of other public companies to which RMR LLC provides management services.  All of our executive officers are also officers of RMR Inc., RMR LLC and other companies to which RMR LLC provides management services, including our President and Chief Operating Officer, David Blackman, who also serves as President and Chief Operating Officer of GOV.  The foregoing individuals may hold equity in RMR Inc. and other public companies to which RMR LLC provides management services. Any such equity ownership or positions could create, or appear to create, conflicts of interest with respect to matters involving us, GOV, the other companies to which RMR LLC provides management services and RMR Inc. and its related parties.

The Up-C Transaction and the agreements entered into as part of the Up-C Transaction are among related persons, which increases the risk of allegations of conflicts of interest, and such allegations may impair our ability to realize the benefits we expect from the Up-C Transaction.

Because of the various relationships among us, GOV, RMR Inc., RMR LLC and the other REITs to which RMR LLC provides management services, the Up-C Transaction and the agreements entered into as part of the Up-C Transaction, including the amendment and extension of our management agreements for 20 year terms, are among related persons.  The Up-C Transaction and the terms thereof were negotiated and reviewed by a Joint Special Committee comprised solely of our Independent Trustees and the independent trustees of the other REITs, or the Joint

Special Committee, and were separately approved and adopted by our Independent Trustee who did not, at that time, serve as an independent trustee of any of the other REITs, by a Special Committee of our Board of Trustees, comprised solely of our Independent Trustees, or our Special Committee, and by our Board of Trustees.  Morgan Stanley & Co. LLC acted as financial advisor to the Joint Special Committee and FBR Capital Markets & Co. acted as financial advisor to our Special Committee.  Nonetheless, the Up-C Transaction may not be on terms as favorable to us or the other REITs to which RMR LLC provides management services as it would have been if it was negotiated among unrelated parties.  As a result of these relationships, we may be subject to increased risk that our shareholders or the shareholders of the other REITs to which RMR LLC provides management services may challenge the Up-C Transaction and the agreements entered into as part of the Up-C Transaction.  Any such challenge could result in substantial costs and be a diversion to our management’s attention, could have a material adverse effect on our reputation, business and growth and could adversely affect our ability to realize the benefits we expect from the Up-C Transaction, whether or not the allegations have merit or are substantiated.

The termination of our management agreements may require payment of a substantial termination fee, including in the case of a termination for unsatisfactory performance, which may limit our ability to end our relationship with RMR LLC.

The terms of our management agreements with RMR LLC automatically extend on December 31st of each year so that such terms thereafter end on the 20th anniversary of the date of the extension.  We have the right to terminate these agreements: (1) at any time on 60 days’ written notice for convenience, (2) immediately upon written notice for cause, as defined in the agreements, (3) on written notice given within 60 days after the end of any applicable calendar year for a performance reason, as defined in the agreements, and (4) by written notice during the 12 months following a manager change of control, as defined in the agreements.  However, if we terminate a management agreement for convenience, or if RMR LLC terminates a management agreement with us for good reason, as defined in such agreement, we are obligated to pay RMR LLC a termination fee in an amount equal to the sum of the present values of the monthly future fees, as defined in the agreement, payable to RMR LLC for the remaining term of the agreement, which term, depending on the time of termination, would be between 19 and 20 years.  Additionally, if we terminate a management agreement for a performance reason, as defined in the agreement, we are obligated to pay RMR LLC the termination fee calculated as described above, but assuming a remaining term of ten years. These provisions substantially increase the cost to us of terminating the management agreements without cause, which may limit our ability to end our relationship with RMR LLC as our manager.  The payment of the termination fee could have a material adverse effect on our financial condition, including our ability to pay dividends to our shareholders.

Our management arrangements with RMR LLC may discourage our change of control.

Our management agreements with RMR LLC have 20 year terms that renew annually.  As noted in the preceding risk factor, if we terminate either of these management agreements other than for cause or upon a change of control of our manager, we are obligated to pay RMR LLC a substantial termination fee. For these reasons, our management agreements with RMR LLC discourage a change of control of us, including a change of control which might result in payment of a premium for our common shares.

We may be at an increased risk for dissident shareholder activities due to perceived conflicts of interest arising from our management structure.

In the past, in particular following periods of volatility in the overall market or declines in the market price of a company’s securities, shareholder litigation, dissident shareholder trustee nominations and dissident shareholder proposals have often been instituted against companies alleging conflicts of interest in business dealings with affiliated and related persons and entities.  Our relationships with GOV, RMR Inc., RMR LLC, AIC, the other businesses and entities to which RMR LLC provides management services, Barry Portnoy and Adam Portnoy and other related persons of RMR LLC may precipitate such activities.  These activities, if instituted against us, could result in further costs, which could be substantial in amount, and a diversion of our management’s attention even if the action is unfounded.

We may experience losses from our business dealings with AIC.

We have invested approximately $6.2 million in AIC, we have purchased a substantial portion of our property insurance in a program designed by AIC, and we periodically consider the possibilities for expanding our relationship with AIC to other types of insurance.  We, ABP Trust, GOV and four other companies to which RMR LLC provides management services each own 14.3% of AIC, and we and those other AIC shareholders participate in a combined insurance program designed and reinsured in part by AIC.  Our principal reason for investing in AIC and for purchasing insurance in these programs is to seek to improve our financial results by obtaining improved insurance coverages at lower costs than may be otherwise available to us or by participating in any profits which we may realize as an owner of AIC.  While we believe we have in the past benefitted from these arrangements, these beneficial financial results may not occur in the future, and we may need to invest additional capital in order to continue to pursue these results.  AIC’s business involves the risks typical of an insurance business, including the risk that it may not operate profitably.  Accordingly, financial benefits from our business dealings with AIC may not be achieved in the future, and we may experience losses from these dealings.

Risks Related to Our Organization and Structure

Ownership limitations and certain provisions in our declaration of trust, bylaws and contracts, as well as certain provisions of Maryland law, may deter, delay or prevent a change in our control or unsolicited acquisition proposals.

Our declaration of trust prohibits any shareholder other than RMR LLC and its affiliates (as defined under Maryland law), and certain persons who have been exempted by our Board of Trustees, including GOV, from owning (directly and by attribution) more than 9.8% of the number or value of shares of any class or series of our outstanding shares of beneficial interest, including our common shares.  This provision of our declaration of trust is intended to assist with our REIT compliance under the IRC, and otherwise to promote our orderly governance.  However, this provision also inhibits acquisitions of a significant stake in us and may deter, delay or prevent a change in control of us or unsolicited acquisition proposals that a shareholder may consider favorable.  Additionally, provisions contained in our declaration of trust and bylaws or under Maryland law may have a similar impact, including, for example, provisions relating to:

•	the division of our Trustees into three classes, with the term of one class expiring each year, which could delay a change of control of us;

•

shareholder voting rights and standards for the election of Trustees and other provisions which require larger majorities for approval of actions which are not approved by our Trustees than for actions which are approved by our Trustees;

•	the authority of our Board of Trustees, and not our shareholders, to adopt, amend or repeal our bylaws and to fill vacancies on our Board of Trustees;

•	the fact that only our Board of Trustees, or, if there are no Trustees, our officers, may call shareholder meetings and that shareholders are not entitled to act without a meeting;

•

required qualifications for an individual to serve as a Trustee and a requirement that certain of our Trustees be “Managing Trustees” and other Trustees be “Independent Trustees,” as defined in our governing documents;

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

Our bylaws and indemnification agreements require us to indemnify any present or former Trustee or officer, to the maximum extent permitted by Maryland law, who is made or threatened to be made a party to a proceeding by reason of his or her service in that capacity.  However, except with respect to proceedings to enforce rights to indemnification, we will indemnify any person referenced in the previous sentence in connection with a proceeding initiated by such person against us only if such proceeding is authorized by our Board of Trustees or shareholders.  In addition, we may be obligated to pay or reimburse the expenses incurred by our present and former Trustees and officers without requiring a preliminary determination of their ultimate entitlement to indemnification.  As a result, we and our shareholders may have more limited rights against our present and former Trustees and officers than might otherwise exist absent the provisions in our declaration of trust, bylaws and indemnification agreements or that might exist with other companies, which could limit your recourse in the event of actions not in your best interest.

Disputes with RMR LLC and shareholder litigation against us or our Trustees and officers may be referred to binding arbitration proceedings.

Our contracts with RMR LLC provide that any dispute arising under those contracts may be referred to binding arbitration proceedings.  Similarly, our bylaws provide that actions by our shareholders against us or against our Trustees and officers, including derivative and class actions, may be referred to binding arbitration proceedings.  As a result, we and our shareholders would not be able to pursue litigation for these disputes in courts against RMR LLC or our Trustees and officers if the disputes were referred to arbitration.  In addition, the ability to collect attorneys’ fees or other damages may be limited in the arbitration proceedings, which may discourage attorneys from agreeing to represent parties wishing to commence such a proceeding.

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

Our bylaws designate the Circuit Court for Baltimore City, Maryland or, if that court does not have jurisdiction, the United States District Court for the District of Maryland, Baltimore Division, as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our shareholders, which could limit our shareholders’ ability to obtain a favorable judicial forum for disputes with us or our Trustees, officers, manager or agents or employees.

Our bylaws currently provide that, unless we consent in writing to the selection of an alternative forum or the dispute has been referred to binding arbitration, the Circuit Court for Baltimore City, Maryland, or if that court does not have jurisdiction, the United States District Court for the District of Maryland, Baltimore Division, will be the sole and exclusive forum for: (i) any derivative action or proceeding brought on our behalf; (ii) any action asserting a claim for breach of a duty owed by any Trustee, officer, manager, agent or employee of ours to us or our shareholders; (iii) any action asserting a claim against us or any Trustee, officer, manager, agent or employee of ours arising pursuant to the Maryland Corporations and Associations Law, our declaration of trust or bylaws brought by or on behalf of a shareholder; or (iv) any action asserting a claim against us or any Trustee, officer, manager, agent or employee of ours that is governed by the internal affairs doctrine.  This choice of forum provision may limit a shareholder’s ability to bring a claim in a judicial forum that the shareholder believes is favorable for disputes with us or our Trustees, officers, manager, agents or employees, which may discourage lawsuits against us and our Trustees, officers, manager, agents or employees.  Any person or entity purchasing or otherwise acquiring or holding any interest in our shares of beneficial interest shall be deemed to have notice of and to have consented to this provision of our bylaws, as they may be amended from time to time.  This choice of forum provision of our bylaws does not abrogate or supersede other provisions of our bylaws stipulating that actions by our shareholders against us or against our Trustees and officers, including derivative and class actions, may be referred to binding arbitration proceedings.

Risks Related to Our Taxation

The loss of our status as a REIT for U.S. federal income tax purposes could have significant adverse consequences.

As a REIT, we generally do not pay federal and state income taxes. However, actual qualification for taxation as a REIT under the IRC depends on satisfying complex statutory requirements, for which there are only limited judicial and administrative interpretations. We believe that we have been organized and have operated, and will continue to be organized and to operate, in a manner that qualified and will continue to qualify us to be taxed under the IRC as a REIT. However, we cannot be certain that, upon review or audit, the IRS will agree with this conclusion. Furthermore, there is no guarantee that the federal government will not someday eliminate REITs or adversely modify their taxation under the IRC.

Maintaining our qualification for taxation as a REIT will require us to continue to satisfy tests concerning, among other things, the nature of our assets, the sources of our income and the amounts we distribute to our shareholders. In order to meet these requirements, it may be necessary for us to sell or forgo attractive investments.

If we cease to qualify for taxation as a REIT, then our ability to raise capital might be adversely affected, we will be in breach under our credit agreement, we may be subject to material amounts of federal and state income taxes and the value of our shares likely would decline. In addition, if we lose or revoke our qualification as a REIT for a taxable year, we will generally be prevented from requalifying as a REIT for the next four taxable years.

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

We generally must distribute annually at least 90% of our taxable income, subject to specified adjustments and excluding any net capital gain, in order for federal corporate income tax not to apply to earnings that we distribute. To the extent that we satisfy this distribution requirement, but distribute less than 100% of our taxable income, we will be subject to federal corporate income tax on our undistributed taxable income. We intend to make distributions to our shareholders to comply with the REIT requirements of the IRC. In addition, we will be subject to a 4% nondeductible excise tax if the actual amount that we pay out to our shareholders in a calendar year is less than a minimum amount specified under federal tax laws.

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

Even if we qualify and remain qualified for taxation as a REIT, we may be subject to federal, state and local taxes on our income and assets, including taxes on any undistributed income, excise taxes, state or local income, property and transfer taxes, such as mortgage recording taxes, and other taxes. See “Business—United States Federal Income Tax Considerations—Taxation as a REIT.” For example, some state jurisdictions may in the future limit or eliminate certain favorable deductions, including the dividends paid deduction, which could increase our income tax expense. In addition, in order to meet the requirements for qualification and taxation as a REIT, prevent the recognition of particular types of non‑cash income, or avert the imposition of a 100% tax that applies to specified gains derived by a REIT from dealer property or inventory, we may hold some of our assets and operations through our taxable REIT subsidiaries or other subsidiary corporations that will be subject to corporate level income tax at regular rates. Any of these taxes would decrease cash available for distribution to our shareholders.

We may incur adverse tax consequences if CCIT failed to qualify as a REIT for United States federal income tax purposes prior to the CCIT Merger.

If CCIT failed to qualify as a REIT for United States federal income tax purposes prior to the CCIT Merger, we may inherit significant tax liabilities and could lose our status as a REIT for federal income tax purposes. Even if we retain our status as a REIT for federal income tax purposes, if CCIT is deemed to have lost its status as a REIT for federal income tax purposes for 2015 or a prior taxable year, we will face serious tax consequences that could substantially reduce our cash available for distribution to our shareholders because:

•	we, as the successor by merger to CCIT, would generally inherit any corporate income tax liabilities of CCIT, including penalties and interest;
•

we would be subject to tax on the built-in gain on each asset of CCIT existing at the time of our acquisition of CCIT if we were to dispose of a CCIT asset (including as part of the Healthcare Properties Sale) during the five-year period following our acquisition of CCIT; and

•

we could be required to pay a special distribution and/or employ applicable deficiency dividend procedures (including interest payments to the IRS) to eliminate any earnings and profits accumulated by CCIT for taxable periods that it did not qualify as a REIT.

As a result of these factors, CCIT's failure before the CCIT Merger to qualify as a REIT could impair our ability to expand our business and raise capital, and could materially adversely affect the value of our shares.

Also, if there is an adjustment to CCIT's REIT taxable income or dividends paid deductions, we could elect to use the deficiency dividend procedure in order to maintain CCIT's status as a REIT for federal income tax purposes, but that deficiency dividend procedure could require us to make significant distributions to our shareholders and to pay significant interest to the IRS.

Risks Related to our Securities

We cannot assure that we will continue to make distributions to our shareholders, and distributions we make may include a return of capital.

We intend to continue to make regular quarterly distributions to our shareholders. However:

•	our ability to make distributions will be adversely affected if any of the risks described herein, or other significant events, occur;
•	our making of distributions is subject to compliance with restrictions contained in our credit agreement and may be subject to restrictions in future debt we may incur; and
•

any distributions will be made in the discretion of our Board of Trustees and will depend upon various factors that our Board of Trustees deems relevant, including our results of operations, our financial condition, debt and equity capital available to us, our expectation of our future capital requirements and operating performance, including our funds from operations, or FFO, attributed to SIR, our normalized funds from operations, or Normalized FFO, attributed to SIR, restrictive covenants in our financial or other contractual arrangements (including those in our credit agreement), tax law requirements to maintain our qualification for taxation as a REIT, restrictions under Maryland law and our expected needs and availability of cash to pay our obligations.

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
•

the general reputation of REITs and externally managed companies and the attractiveness of our equity securities in comparison to other equity securities, including securities issued by other real estate based companies or by other issuers less sensitive to rises in interest rates;

•	our underlying asset value;
•	investor confidence in the stock and bond markets, generally;
•	market interest rates;
•	national economic conditions;
•	changes in tax laws;
•	changes in our credit ratings; and
•	general market conditions.

We believe that one of the factors that investors consider important in deciding whether to buy or sell equity securities of a REIT is the distribution rate, considered as a percentage of the price of the equity securities, relative to market interest rates. Interest rates have been at historically low levels for an extended period of time. There is a general market perception that REIT shares outperform in low interest rate environments and underperform in rising interest rate environments when compared to the broader market. During 2015, there were periods when there were market expectations of rising interest rates, which temporarily increased market interest rates and resulted in declines in the value of REIT shares generally that exceeded any declines for the general market.  In December 2015, the U.S. Federal Reserve raised its benchmark interest rate by a quarter of a percentage point. Market interest rates may continue to increase in the near to intermediate term. If market interest rates continue to increase, or if there is market expectation of such increases, prospective purchasers of REIT equity securities may want to achieve a higher distribution rate. Thus, higher market interest rates, or the expectation of higher interest rates, could cause the market price of our common shares to decline.

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

We are the sole obligor on our outstanding senior unsecured notes, and our outstanding senior unsecured notes and any notes or other debt securities we may issue in the future, or (together with our outstanding senior unsecured notes) the Notes, and such Notes are not, and any Notes we may issue in the future may not be guaranteed, by any of our subsidiaries. Our subsidiaries are separate and distinct legal entities and have no obligation, contingent or otherwise, to pay any amounts due on the Notes, or to make any funds available therefor, whether by dividend, distribution, loan or other payments.  The rights of holders of Notes to benefits from any of the assets of our subsidiaries are subject to the prior satisfaction of claims of our subsidiaries’ creditors and any preferred equity holders. As a result, the Notes are, and, except to the extent that future Notes are guaranteed by our subsidiaries, will be, structurally subordinated to all of the debt and other liabilities and obligations of our subsidiaries, including guarantees of other indebtedness of ours, payment obligations under lease agreements, trade payables and preferred equity. As of December 31, 2015, our subsidiaries had total indebtedness and other liabilities (excluding security and other deposits and guaranties) of $338.4 million.

The Notes are unsecured and effectively subordinated to all of our existing and future secured indebtedness to the extent of the value of the assets securing such indebtedness.

Our outstanding Notes are not secured and any Notes we may issue in the future may not be secured. Upon any distribution to our creditors in a bankruptcy, liquidation, reorganization or similar proceeding relating to us or our property, the holders of our secured debt will be entitled to exercise the remedies available to a secured lender under applicable law and pursuant to the instruments governing such debt and to be paid in full from the assets securing that secured debt before any payment may be made with respect to the Notes that are not secured by those assets. In that event, because such Notes will not be secured by any of our assets, it is possible that there will be no assets from which claims of holders of such Notes can be satisfied or, if any assets remain, that the remaining assets will be insufficient to satisfy those claims in full. If the value of such remaining assets is less than the aggregate outstanding principal amount of such Notes and accrued interest and all future debt ranking equally with such Notes, we will be unable to fully satisfy our obligations under such Notes. In addition, if we fail to meet our payment or other obligations under our secured debt, the holders of that secured debt would be entitled to foreclose on our assets securing that secured debt and liquidate those assets. Accordingly, we may not have sufficient funds to pay amounts due on such Notes. As a result, noteholders may lose a portion of or the entire value of their investment in such Notes. Further, the terms of our outstanding Notes permit, and the terms of any Notes we may issue in the future may permit us to incur additional secured indebtedness subject to compliance with certain debt ratios. The Notes that are not secured will be effectively subordinated to any such additional secured indebtedness.  As of December 31, 2015, we had $285.5 million in secured mortgage debt.

There is no public market for the Notes, and one may not develop, be maintained or be liquid.

We have not applied for listing of the outstanding Notes on any securities exchange or for quotation of the outstanding Notes on any automatic dealer quotation system and may not do so for Notes issued in the future. We can give no assurances concerning the liquidity of any market that may develop for the Notes, the ability of any investor to sell the Notes or the price at which investors would be able to sell them. If a market for the Notes does not develop, investors may be unable to resell the Notes for an extended period of time, if at all. If a market for the Notes does develop, it may not continue or it may not be sufficiently liquid to allow holders to resell any of the Notes. Consequently, investors may not be able to liquidate their investment readily, and lenders may not readily accept the Notes as collateral for loans.

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

Our outstanding Notes are rated by two rating agencies and any Notes we may issue in the future may be rated by one or more rating agencies. These credit ratings are continually reviewed by rating agencies and may change at any time based upon, among other things, our results of operations and financial condition. Negative changes in the ratings assigned to our debt securities could have an adverse effect on the market prices of the Notes and our costs and availability of capital, which could in turn have a material adverse effect on our results of operations and our ability to satisfy our debt service obligations.

Redemption may adversely affect noteholders’ return on the Notes.

We have the right to redeem some or all of our outstanding Notes prior to maturity and may have such a right with respect to any Notes we issue in the future. We may redeem such Notes at times when prevailing interest rates may be relatively low compared to the interest rate of such Notes. Accordingly, holders of such Notes may not be able to reinvest the redemption proceeds in a comparable security at an effective interest rate as high as that of the Notes.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

As of December 31, 2015, we owned 119 properties (360 buildings, leasable land parcels and easements) located in 35 states containing approximately 44.7 million rentable square feet. Eleven of these properties (229 buildings, leasable land parcels and easements) are located on the island of Oahu, HI, and contain approximately 17.8 million rentable square feet. Most of our Hawaii Properties are lands leased to industrial and commercial tenants, many of whom own buildings and operate their businesses on our lands. One hundred and eight of these properties (131 buildings) are office and industrial properties located in 34 states throughout the continental United States, and contain approximately 26.9 million rentable square feet.

The following table provides certain information about our properties as of December 31, 2015 (dollars in thousands):

		Number of
		Buildings,
		Leasable Land	Undepreciated	Depreciated	Annualized
	Number of	Parcels and	Carrying	Carrying	Rental
State	Properties	Easements	Value (1)	Value (1)	Revenue (2)
AL	2	4	$111,632	$101,907	$14,000
AR	1	1	4,385	4,305	458
AZ	3	4	45,900	41,054	6,121
CA	13	18	347,430	335,591	36,873
CO	6	7	98,051	95,413	12,512
CT	3	3	24,588	22,656	2,982
FL	2	2	25,351	24,280	3,317
GA	1	1	57,333	56,178	5,192
HI	11	229	639,373	625,911	88,422
IA	4	4	75,663	70,388	7,289
ID	1	1	4,620	4,524	370
IL	6	6	318,291	307,971	29,744
KS	1	1	17,585	16,202	3,371
KY	1	1	13,032	9,714	1,134
LA	2	2	15,809	15,502	1,387
MA	3	4	81,904	73,971	10,578
MD	2	2	104,036	100,553	9,451
MI	2	2	56,266	54,548	3,809
MN	1	1	2,237	2,188	183
MO	2	2	80,213	79,401	17,885
NC	2	3	45,481	44,482	5,783
ND	1	1	3,923	3,849	342
NE	2	3	60,544	59,266	5,066
NJ	5	5	195,463	191,629	19,587
NV	1	1	18,514	18,118	1,482
NY	4	4	36,186	29,625	4,391
OH	6	6	82,740	77,746	8,828
OK	1	1	2,537	2,486	238
PA	2	2	98,046	92,456	10,168
SC	3	3	108,675	106,338	8,406
TN	2	2	75,047	73,512	6,637
TX	13	17	700,929	673,337	66,784
UT	3	4	123,391	114,322	12,666
VA	6	10	315,087	298,223	32,486
WA	1	3	129,406	127,243	12,828
	119	360	$4,119,668	$3,954,889	$450,770
(1)	Excludes the value of real estate intangibles.
(2)

Annualized rental revenue is calculated as the annualized contractual rents, as of December 31, 2015, from tenants pursuant to existing leases, including straight line rent adjustments and excluding lease value amortization, and further adjusted for tenant concessions, including free rent and amounts reimbursed to tenants, plus estimated recurring expense reimbursements from tenants pursuant to existing leases.

At December 31, 2015,  nine properties  (12 buildings) with a net book value of approximately $457.8 million had secured mortgage notes we assumed in connection with our acquisition of those properties. The principal amount outstanding under these mortgage notes as of December 31, 2015 was approximately $285.5  million. These mortgage notes are non‑recourse, subject to certain limited exceptions, and do not contain any material financial covenants.

Item 3. Legal Proceedings

From time to time, we may become involved in litigation matters incidental to the ordinary course of our business. Although we are unable to predict with certainty the eventual outcome of any litigation, we are currently not a party to any litigation which we expect to have a material adverse effect on our business.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common shares are traded on the NYSE (symbol: SIR). The following table sets forth for the periods indicated the high and low sale prices for our common shares as reported on the NYSE composite transaction reports:

	High	Low
2015
First Quarter	$27.18	$23.52
Second Quarter	$25.57	$20.64
Third Quarter	$22.31	$18.00
Fourth Quarter	$20.99	$18.60

	High	Low
2014
First Quarter	$30.52	$26.26
Second Quarter	$31.47	$27.77
Third Quarter	$30.20	$24.02
Fourth Quarter	$25.45	$22.65

The closing price of our common shares on the NYSE on February 10, 2016, was $18.97 per common share. As of February 10, 2016, there were 3,308 shareholders of record of our common shares.

Information about cash distributions declared on our common shares is summarized in the table below. Common share cash distributions are generally paid in the quarter following the quarter to which they relate.

	Cash Distributions
	Per Common
	Share
	2015		2014
First Quarter	$0.63	(1)	$0.46
Second Quarter	0.34	(2)	0.48
Third Quarter	0.50		0.48
Fourth Quarter	0.50		0.48
Total	$1.97		$1.90

(1)

Includes a prorated distribution of $0.1493 per share calculated based upon our historical quarterly dividend rate ($0.48 per share per quarter) for the period from January 1, 2015 to January 28, 2015. This prorated distribution was conditioned upon the closing of the CCIT Merger and was intended to permit us to align the two companies’ distributions for the first quarter of 2015.

(2)

This prorated distribution was calculated based on a quarterly distribution rate of $0.50 per share for the period from and including January 29, 2015 (the effective date of the CCIT Merger) through March 31, 2015.

All common share distributions shown in the table above have been paid. We currently intend to continue to declare and pay common share distributions on a quarterly basis in cash. However, the timing, amount and form of future distributions is determined at the discretion of our Board of Trustees and will depend upon various factors that our Board of Trustees deems relevant, including, but not limited to, our results of operations, our financial condition, debt and equity capital available to us, our expectation of our future capital requirements and operating performance, including our FFO attributed to SIR, our Normalized FFO attributed to SIR, restrictive covenants in our financial or other contractual arrangements (including those in our credit agreement), tax law requirements to maintain our qualification for taxation as a REIT, restrictions under Maryland law and our expected needs and availability of cash to pay our obligations. Therefore, there can be no assurance that we will continue to pay distributions in the future or that the amount of any distributions we do pay will not decrease.

In addition to the cash distributions paid to our common shareholders in 2015, on December 14, 2015, we distributed 1,580,055 shares, or 0.0177 of a share for each of our common shares, of RMR Inc. class A common stock we owned to our common shareholders as a special distribution. This distribution resulted in a taxable in-kind distribution of $0.21 for each of our common shares.

Item 6. Selected Financial Data

The following table sets forth selected financial data for the periods and dates indicated. This data should be read in conjunction with, and is qualified in its entirety by reference to, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and accompanying notes included in this Annual Report on Form 10‑K. The operating information for the years ended December 31, 2015, 2014, 2013 and 2012, and the balance sheet information as of December 31, 2015, 2014, 2013 and 2012, have been derived from our audited consolidated financial statements for the period of time for which we have been a separate public company and from certain financial information of EQC for periods prior to our becoming a separate public company. The operating information for the year ended December 31, 2011, and the balance sheet information as of December 31, 2011, have been derived from the financial statements of EQC. The selected financial data below does not necessarily reflect what our results of operations and financial position would have been if we had operated as a stand-alone company during all periods presented, and should not be relied upon as an indicator of our future performance. Amounts are in thousands, except per share data.

	Year Ended December 31,
	2015 (1)		2014	2013	2012	2011
Operating information:
REVENUES:
Rental income	$364,139		$189,743	$159,011	$105,559	$91,775
Tenant reimbursements and other income	64,226		32,937	29,312	17,231	16,847
Total revenues	428,365		222,680	188,323	122,790	108,622

EXPENSES:
Real estate taxes	37,460		22,202	20,271	15,370	14,709
Other operating expenses	41,953		18,597	16,111	8,426	8,237
Depreciation and amortization	122,906		41,054	31,091	14,860	11,205
Acquisition related costs	21,987		7,348	2,002	2,470	—
General and administrative	25,859		14,881	12,423	8,203	5,528
Total expenses	250,165		104,082	81,898	49,329	39,679
Operating income	178,200		118,598	106,425	73,461	68,943
Dividend income	1,666		—	—	—	—
Interest expense	(73,885)		(12,974)	(13,763)	(7,565)	—
(Loss) gain on early extinguishment of debt	(6,845)		243	—	—	—
Loss on distribution to common shareholders of The RMR Group Inc. common stock	(23,717)		—	—	—	—
Income before income tax (expense) benefit, equity in earnings of an investee and gain on sale of property	75,419		105,867	92,662	65,896	68,943
Income tax (expense) benefit	(515)		(175)	96	(290)	—
Equity in earnings of an investee	20		87	334	269	—
Income before gain on sale of property	74,924		105,779	93,092	65,875	68,943
Gain on sale of property	—		116	—	—	—
Net income	74,924		105,895	93,092	65,875	68,943
Net income allocated to noncontrolling interest	(176)		—	—	—	—
Net income attributed to SIR	$74,748		$105,895	$93,092	$65,875	$68,943
Basic and diluted net income per common share	$0.86		$1.89	$2.09	$2.43	N/A
Distributions declared per common share	$1.97	(2)	$1.90	$1.76	$0.91	N/A

	As of December 31,
	2015	2014	2013	2012	2011

Balance sheet information:
Total real estate investments (before depreciation) (3)	$4,119,668	$1,866,843	$1,646,457	$1,295,778	$907,336
Total indebtedness, net	$2,375,379	$445,816	$536,147	$472,778	$—
Total assets	$4,696,117	$1,993,231	$1,801,859	$1,430,652	$954,532
Total shareholders' equity	$2,096,960	$1,480,447	$1,198,691	$900,183	$904,800

(1)

The changes in operating information for 2015 primarily results from the CCIT Merger in January 2015, including the related financing activities, partially offset by a loss we recognized on the distribution of RMR Inc. class A common stock to our shareholders on December 14, 2015.

(2)	Excludes a non-cash distribution of $0.21 per share related to the distribution of shares of RMR Inc. class A common stock to our shareholders on December 14, 2015.

(3)	Excludes the value of real estate intangibles.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following information should be read in conjunction with our consolidated financial statements and accompanying notes included elsewhere in this Annual Report on Form 10‑K.

OVERVIEW

As of December 31, 2015, we owned 119 properties (360 buildings, leasable land parcels and easements), located in 35 states, that contain approximately 44.7 million rentable square feet and were approximately 97.8% leased (based on rentable square feet). For the year ended December 31, 2015, approximately 21.0% of our total revenue was from 11 properties (229 buildings, leasable land parcels and easements) with 17.8 million rentable square feet we own on the island of Oahu, HI. The remainder of our total revenue for the year ended December 31, 2015 was from 108 properties (131 buildings) located throughout U.S. mainland, or our Mainland Properties. As of December 31, 2015, our properties were leased to 317 different tenants, with a weighted average remaining lease term (based on annualized rental revenue) of approximately 10.5 years.

We completed the CCIT Merger and the Healthcare Properties Sale on January 29, 2015. The properties we acquired and retained in the CCIT Merger significantly increased our property portfolio and significantly increased the proportion of our total revenue that we earn from our Mainland Properties.

Property Operations

As of December 31, 2015, 97.8% of our rentable square feet was leased, compared to 96.4% of our rentable square feet as of December 31, 2014. Occupancy data for our properties as of December 31, 2015 and 2014 is as follows (square feet in thousands):

	All Properties		Comparable Properties (1)
	As of December 31,		As of December 31,
	2015	2014	2015	2014
Total properties	119	51	48	48
Total rentable square feet (2)	44,706	27,686	26,038	26,053
Percent leased (3)	97.8%	96.4%	96.2%	96.1%

(1)	Consists of 48 properties (278 buildings, leasable land parcels and easements) that we owned continuously since January 1, 2014.
(2)	Subject to modest adjustments when space is re-measured or re-configured for new tenants and when land leases are converted to building leases.
(3)

Percent leased includes (i) space being fitted out for occupancy pursuant to existing leases as of December 31, 2015, if any, and (ii) space which is leased but is not occupied or is being offered for sublease by tenants, if any.

While the occupancy increase at our comparable properties from December 31, 2014 to December 31, 2015 positively impacted our December 31, 2015 comparable financial results, our comparable financial results were primarily impacted by rent increases during the period at some of our comparable leased land properties located in Hawaii, as further described below, partially offset by a decrease from leasing activity at one of our Mainland Properties as a result of a lease renewal that reduced rent in exchange for an extended lease term and the elimination of certain future tenant improvement allowances.

The average annualized effective rental rate per square foot, as defined below, for our properties for the years ended December 31, 2015 and 2014 are as follows:

	Year Ended
	December 31,
	2015	2014
Average annualized effective rental rate per square foot leased: (1)
All Properties	$10.29	$8.66
Comparable Properties (2)	$8.50	$8.36

(1)

Average annualized effective rental rate per square foot leased represents annualized total revenue during the period specified divided by the average rentable square feet leased during the period specified.

(2)	Consists of 48 properties (278 buildings, leasable land parcels and easements) that we owned continuously since January 1, 2014.

During the year ended December 31, 2015, we entered lease renewals and new leases for approximately 1,831,000 square feet at weighted average rental rates (by square feet) that were approximately 13.7% higher than prior rates for the same space. The weighted average lease term by square footage for new and renewal leases entered into during the year ended December 31, 2015 was 18.1 years. Commitments for tenant improvements, leasing costs and concessions for leases entered into during the year ended December 31, 2015 totaled $6.0 million, or $0.18 per square foot per year of the weighted average lease term.

During the year ended December 31, 2015, we also executed seven rent resets at our Hawaii Properties for approximately 3,031,000 square feet of land, at weighted average reset rates that were approximately 27.9% higher than prior rates.

According to Jones Lang LaSalle (JLL): Market conditions for office leasing in 2015 were favorable for landlords as vacancy declined in many markets. Recording more than 18.7 million square feet of positive net absorption, occupancy gains during the fourth quarter of 2015 were the highest since 2010, and 16.5% higher than the previous highest occupancy gain since 2010, which occurred in the fourth quarter of 2014 at 16.0 million square feet.  Nearing the prerecession low of 13.8%, national office vacancy declined to 14.7% by year-end 2015. However, we do not expect our occupancy rate or rental income to materially change through the end of 2016 because our current occupancy rate of 97.8% provides us limited vacant space for new leasing and our weighted average remaining lease term (based on annualized rental revenue) was approximately 10.5 years as of December 31, 2015. In addition, only 1.7 % of our total leased square feet is subject to leases scheduled to expire through December 31, 2016 and none of our current leases at our Hawaii Properties are scheduled to have their rent reset until 2017.

Revenues from our Hawaii Properties, which represented approximately 21.0% of our total rental revenue for the year ended December 31, 2015, have generally increased under our ownership as rents under the leases for those properties have reset to or renewed at the then current fair market value and we expect such increases may continue, but the impact of such future increases at our Hawaii Properties on us will decline because fewer leases are subject to rent resets for the next few years. Moreover, we expect that the percentage of our total revenues derived from our Hawaii Properties will be lower for future periods compared with past periods because of our acquisition of Mainland Properties in the CCIT Merger.

As shown in the table below, approximately 1.7% of our total rented square feet and approximately 1.4% of our total annualized rental revenue as of December 31, 2015, are included in leases scheduled to expire by December 31, 2016. As of December 31, 2015, our lease expirations by year are as follows (square feet and dollars in thousands):

							Cumulative
				Cumulative		Percent of	Percent of
			Percent of	Percent of		Total	Total
			Total	Total	Annualized	Annualized	Annualized
		Rented	Rented	Rented	Rental	Rental	Rental
	Number of	Square Feet	Square Feet	Square Feet	Revenue	Revenue	Revenue
Year	Leases	Expiring (1)	Expiring (1)	Expiring (1)	Expiring (2)	Expiring (2)	Expiring (2)
2016	32	746	1.7%	1.7%	$6,353	1.4%	1.4%
2017	17	556	1.3%	3.0%	7,278	1.6%	3.0%
2018	26	1,522	3.5%	6.5%	16,043	3.6%	6.6%
2019	18	1,907	4.4%	10.9%	8,606	1.9%	8.5%
2020	13	899	2.1%	13.0%	8,673	1.9%	10.4%
2021	13	1,109	2.5%	15.5%	11,045	2.5%	12.9%
2022	68	3,905	8.9%	24.4%	48,723	10.8%	23.7%
2023	25	3,793	8.7%	33.1%	44,054	9.8%	33.5%
2024	23	7,001	16.0%	49.1%	68,972	15.3%	48.8%
2025	15	1,769	4.0%	53.1%	26,150	5.8%	54.6%
Thereafter	102	20,505	46.9%	100.0%	204,873	45.4%	100.0%
	352	43,712	100.0%		$450,770	100.0%

Weighted average remaining lease term (in years):		11.0			10.5

(1)

Rented square feet is pursuant to existing leases as of December 31, 2015, and includes (i) space being fitted out for occupancy pursuant to existing leases, if any, and (ii) space which is leased but is not occupied or is being offered for sublease by tenants, if any.

(2)

Annualized rental revenue is calculated as the annualized contractual rents, as of December 31, 2015, from tenants pursuant to existing leases, including straight line rent adjustments and excluding lease value amortization, and further adjusted for tenant concessions, including free rent and amounts reimbursed to tenants, plus estimated recurring expense reimbursements from tenants pursuant to existing leases.

A  significant portion of our Hawaii Properties are lands leased for rents that are periodically reset based on then current fair market values, generally every five to ten years. The following chart shows the annualized rental revenue as of December 31, 2015 scheduled to reset at our Hawaii lands:

Scheduled Rent Resets at Hawaii Lands

(dollars in thousands)

Annualized
Rental Revenue(1)
as of December 31, 2015
Scheduled to Reset
2016	$—
2017	2,821
2018	2,492
2019 and thereafter	28,072
Total	$33,385

(1)

Annualized rental revenue is calculated as the annualized contractual rents, as of December 31, 2015, from tenants pursuant to existing leases, including straight line rent adjustments and excluding lease value amortization, and further adjusted for tenant concessions, including free rent and amounts reimbursed to tenants, plus estimated recurring expense reimbursements from tenants pursuant to existing leases.

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

We may also seek to redevelop certain of our Hawaii lands. Since the leases for our Hawaii lands were first entered, sometimes as long as 40 to 50 years ago, the character of the neighborhoods in the vicinity of certain of our properties has changed. Certain of our properties used for industrial purposes may become suitable for redevelopment into alternative uses that may generate higher rents. Since our initial Hawaii properties were acquired in 2003 and 2005 to the time these properties were contributed to us in February 2012, our former parent had selectively redeveloped a limited number of these properties and, on several occasions, considered the redevelopment of properties as leases expired. We expect to continue to consider and possibly pursue redevelopment opportunities in the future.

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

In November 2015, we resolved previously disclosed litigation with one of our tenants that defaulted on its obligation to pay rent at various times beginning in the third quarter of 2013. Under the terms of this settlement, the lease was assumed by another of our mainland tenants. As a result, the case has been dismissed.

Lease renewal rents, rent resets and rental rates for which available space may be leased in the future will depend on prevailing market conditions at the times these renewals, rent reset rates and new leases are negotiated. Whenever we extend, renew or enter into new leases for our properties, we intend to seek rents which are equal to or higher than our historical rents for the same properties; however, our ability to maintain or increase the rents for our current properties will depend in large part upon market conditions, which are beyond our control.

Our manager, RMR LLC, employs a tenant review process for us. RMR LLC assesses tenants on an individual basis and does not employ a uniform set of credit criteria. In general, depending on facts and circumstances, RMR LLC evaluates the creditworthiness of a tenant based on information concerning the tenant that is provided by the tenant and, in some cases, information that is publicly available or obtained from third party sources. RMR LLC also often uses a third party service to monitor the credit ratings of debt securities of our existing tenants whose debt securities are rated by a nationally recognized statistical rating organization. As of December 31, 2015 and 2014,  investment grade rated tenants represented 39.1% and 28.7%, respectively, of the annualized rental revenue of our properties.

We generally receive rents from our tenants monthly in advance. As of December 31, 2015, tenants representing 1% or more of our total annualized rental revenue were as follows (square feet in thousands):

					% of
				% of Total	Annualized Rental
Tenant		Property Type	Sq. Ft. (1)	Sq. Ft. (1)	Revenue (2)
1.	Shook, Hardy & Bacon L.L.P.	Mainland Properties	596	1.4%	3.9%
2.	Tellabs, Inc.	Mainland Properties	820	1.9%	3.7%
3.	Amazon.com, Inc.	Mainland Properties	3,048	7.0%	3.5%
4.	Bank of America, N.A.	Mainland Properties	554	1.3%	3.1%
5.	Tesoro Corporation	Mainland Properties	618	1.4%	3.1%
6.	Noble Energy, Inc.	Mainland Properties	497	1.1%	3.0%
7.	Cinram Group, Inc.	Mainland Properties	1,873	4.3%	2.9%
8.	F5 Networks, Inc.	Mainland Properties	299	0.7%	2.8%
9.	MeadWestvaco Corporation	Mainland Properties	311	0.7%	2.4%
10.	Orbital Sciences Corporation	Mainland Properties	337	0.8%	2.3%
11.	The Hillshire Brands Company	Mainland Properties	248	0.6%	2.0%
12.	Novell, Inc.	Mainland Properties	406	0.9%	1.8%
13.	FedEx Corporation	Mainland Properties	795	1.8%	1.7%
14.	PNC Bank, National Association	Mainland Properties	441	1.0%	1.4%
15.	Allstate Insurance Company	Mainland Properties	458	1.0%	1.3%
16.	ServiceNow, Inc.	Mainland Properties	149	0.3%	1.3%
17.	Church & Dwight Co., Inc.	Mainland Properties	250	0.6%	1.3%
18.	Restoration Hardware, Inc.	Mainland Properties	1,195	2.7%	1.3%
19.	The Men's Wearhouse, Inc.	Mainland Properties	206	0.5%	1.2%
20.	Primerica Life Insurance Company	Mainland Properties	344	0.8%	1.2%
21.	American Tire Distributors, Inc.	Mainland Properties	722	1.7%	1.1%
22.	United Launch Alliance, LLC	Mainland Properties	168	0.4%	1.1%
23.	The Southern Company	Mainland Properties	448	1.0%	1.1%
24.	Red Hat, Inc.	Mainland Properties	175	0.4%	1.0%
	Total		14,958	34.3%	49.5%

(1)

Square feet is pursuant to existing leases as of December 31, 2015, and includes (i) space being fitted out for occupancy pursuant to existing leases, if any, and (ii) space which is leased but is not occupied or is being offered for sublease by tenants, if any.

(2)

Annualized rental revenue is calculated as the annualized contractual rents, as of December 31, 2015, from tenants pursuant to existing leases, including straight line rent adjustments and excluding lease value amortization, and further adjusted for tenant concessions, including free rent and amounts reimbursed to tenants, plus estimated recurring expense reimbursements from tenants pursuant to existing leases.

Investment Activities (dollars in thousands)

On January 29, 2015, we completed our acquisition of CCIT for total consideration of $2,990,210, including the assumption of $297,698 of mortgage debt principal. Concurrently with the closing of the CCIT Merger, we sold to SNH the entities acquired in the CCIT Merger that owned 23 healthcare properties for $501,668 in cash, plus the assumption of $29,955 of mortgage debt principal. During 2015, we also acquired four single tenant, net leased office properties with a combined 890,904 rentable square feet and an ancillary land parcel adjacent to one of our existing properties for an aggregate purchase price of $217,100, excluding acquisition costs. We initially funded our recent acquisitions following the CCIT Merger with cash on hand and drawings under our unsecured revolving credit facility. Longer term, we currently expect to finance certain acquisitions with long term debt and proceeds from property sales. There is no assurance, however, that these acquisitions, if completed, will be financed with long term debt or proceeds from property sales in the future, and we may elect to use other sources of financing.  During the fourth quarter of 2015, we ceased marketing for sale 13 properties with approximately 639,000 rentable square feet and reclassified them from held for sale to held and used status.

For more information regarding our investment activities, see Note 3 to the Notes to Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K, which is incorporated herein by reference.

On June 5, 2015, we acquired 3,166,891 shares of class A common stock of RMR Inc. for $35,954, excluding transaction costs. As payment for the RMR Inc. shares, we issued 880,000 of our common shares valued at $20,074 and paid the remainder of the purchase price in cash. On December 14, 2015, we distributed 1,580,055 of the RMR Inc. shares we acquired to our shareholders as a special non-cash distribution. For more information regarding this investment, see Notes 7 and 12 to the Notes to Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K, which is incorporated herein by reference.

Financing Activities (dollars in thousands)

On January 9, 2015, we replaced our revolving credit facility and our term loan with new credit facilities providing $1,100,000 in aggregate borrowing availability. For more information regarding these agreements, see Note 6 to the Notes to Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K, which are incorporated herein by reference.

On January 29, 2015, we borrowed $1,000,000 pursuant to a loan agreement for a senior unsecured bridge loan, the proceeds of which were used to fund a portion of our acquisition of CCIT. The bridge loan, which had a maturity date of January 28, 2016, bore interest at LIBOR plus 140 basis points (subject to adjustment based on changes to our credit ratings), and was prepayable in whole or in part at any time. For more information regarding this bridge loan, see Note 6 to the Notes to Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K, which is incorporated herein by reference. On January 29, 2015, we also borrowed $520,000 under our revolving credit facility to fund a portion of the CCIT acquisition and we assumed approximately $267,700 of mortgage indebtedness (net of mortgage indebtedness assumed by SNH in connection with our sale of the 23 healthcare properties to SNH) in this acquisition.

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

One of the properties we acquired in connection with the CCIT Merger is owned pursuant to a joint venture arrangement. In December 2015, the joint venture partner exercised an option which requires us to purchase their 11.0% ownership interest at fair market value in January 2016. For more information regarding this arrangement, see Note 8 to the Notes to Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K, which is incorporated herein by reference.

For more information regarding our financing activities, please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Our Investment and Financing Liquidity and Resources” of this Annual Report on Form 10-K.

RESULTS OF OPERATIONS

Year Ended December 31, 2015, Compared to Year Ended December 31, 2014 (dollars and share amounts in thousands, except per share data)

	Comparable Properties Results (1)				Acquired Properties Results (2)			Consolidated Results
	Year Ended December 31,				Year Ended December 31,			Year Ended December 31,
			$	%			$			$	%
	2015	2014	Change	Change	2015	2014	Change	2015	2014	Change	Change
Revenues:
Rental income	$179,474	$175,859	$3,615	2.1%	$184,665	$13,884	$170,781	$364,139	$189,743	$174,396	91.9%
Tenant reimbursements and other income	33,306	32,533	773	2.4%	30,920	404	30,516	64,226	32,937	31,289	95.0%
Total revenues	212,780	208,392	4,388	2.1%	215,585	14,288	201,297	428,365	222,680	205,685	92.4%

Operating expenses:
Real estate taxes	22,634	21,970	664	3.0%	14,826	232	14,594	37,460	22,202	15,258	68.7%
Other operating expenses	17,292	18,068	(776)	(4.3)%	24,661	529	24,132	41,953	18,597	23,356	125.6%
Total operating expenses	39,926	40,038	(112)	(0.3)%	39,487	761	38,726	79,413	40,799	38,614	94.6%

Net operating income (3)	$172,854	$168,354	$4,500	2.7%	$176,098	$13,527	$162,571	348,952	181,881	167,071	91.9%

Other expenses:
Depreciation and amortization								122,906	41,054	81,852	199.4%
Acquisition related costs								21,987	7,348	14,639	199.2%
General and administrative								25,859	14,881	10,978	73.8%
Total other expenses								170,752	63,283	107,469	169.8%
Operating income								178,200	118,598	59,602	50.3%
Dividend income								1,666	—	1,666	100.0%
Interest expense								(73,885)	(12,974)	(60,911)	469.5%
(Loss) gain on early extinguishment of debt								(6,845)	243	(7,088)	(2,916.9)%
Loss on distribution to common shareholders of The RMR Group Inc. common stock								(23,717)	—	(23,717)	(100.0)%
Income before income tax expense, equity in earnings of an investee and gain on sale of property								75,419	105,867	(30,448)	(28.8)%
Income tax expense								(515)	(175)	(340)	194.3%
Equity in earnings of an investee								20	87	(67)	(77.0)%
Income before gain on sale of property								74,924	105,779	(30,855)	(29.2)%
Gain on sale of property								—	116	(116)	(100.0)%
Net income								74,924	105,895	(30,971)	(29.2)%
Net income allocated to noncontrolling interest								(176)	—	(176)	100.0%
Net income attributed to SIR								$74,748	$105,895	$(31,147)	(29.4)%

Weighted average common shares outstanding - basic								86,699	55,964	30,735	54.9%
Weighted average common shares outstanding - diluted								86,708	56,035	30,673	54.7%

Basic and diluted net income attributed to SIR per common share								$0.86	$1.89	$(1.03)	(54.5)%

Calculation of Funds From Operations Attributed to SIR and Normalized Funds From Operations Attributed to SIR (4)
Net income attributed to SIR								$74,748	$105,895
Plus: depreciation and amortization								122,906	41,054
Plus: net income allocated to noncontrolling interest								176	—
Less: FFO allocated to noncontrolling interest								(436)	—
Less: gain on sale of property								—	(116)
FFO attributed to SIR								197,394	146,833
Plus: acquisition related costs								21,987	7,348
Plus: loss (gain) on early extinguishment of debt								6,845	(243)
Plus: loss on distribution to common shareholders of The RMR Group Inc. common stock (5)								23,717	—
Less: normalized FFO from noncontrolling interest, net of FFO								(62)	—
Normalized FFO attributed to SIR								$249,881	$153,938

Funds from operations attributed to SIR per common share - basic and diluted								$2.28	$2.62
Normalized funds from operations attributed to SIR per common share - basic and diluted								$2.88	$2.75

(1)	Consists of 48 properties (278 buildings, leasable land parcels and easements) that we owned continuously since January 1, 2014.
(2)

Consists of 71 properties (82 buildings) we acquired during the period from January 1, 2014 to December 31, 2015. In January 2015, we acquired 64 of these properties (73 buildings) in connection with the CCIT Merger. We acquired four additional properties (six buildings) in separate transactions during 2015. The remaining three properties (three buildings) were acquired during the 2014 period.

(3)

The calculation of net operating income, or NOI, excludes certain components of net income in order to provide results that are more closely related to our property level results of operations. We calculate NOI as shown above. We define NOI as income from our rental of real estate less our property operating expenses. NOI excludes amortization of capitalized tenant improvement costs and leasing commissions. We consider NOI to be an appropriate supplemental measure to net income because it may help both investors and management to understand the operations of our properties. We use NOI to evaluate individual and company wide property level performance, and we believe that NOI provides useful information to investors regarding our results of operations because it reflects only those income and expense items that are generated and incurred at the property level and may facilitate comparisons of our operating performance between periods and with other REITs. NOI does not represent cash generated by operating activities in accordance with GAAP and should not be considered as an alternative to net income, net income attributed to SIR, operating income or cash flow from operating activities determined in accordance with GAAP or as an indicator of our financial performance or liquidity, nor is this measure necessarily indicative of sufficient cash flow to fund all of our needs. This measure should be considered in conjunction with net income, net income attributed to SIR, operating income and cash flow from operating activities as presented in our Consolidated Statements of Comprehensive Income and Consolidated Statements of Cash Flows. Other real estate companies and REITs may calculate NOI differently than we do.

(4)

We calculate funds from operations, or FFO attributed to SIR, and normalized funds from operations, or Normalized FFO attributed to SIR, as shown above. FFO attributed to SIR is calculated on the basis defined by The National Association of Real Estate Investment Trusts, or NAREIT, which is net income, calculated in accordance with GAAP, excluding any gain or loss on sale of properties, plus real estate depreciation and amortization and the difference between net income and FFO allocated to noncontrolling interest, as well as certain other adjustments currently not applicable to us. Our calculation of Normalized FFO attributed to SIR differs from NAREIT’s definition of FFO because we include estimated business management incentive fees, if any, only in the fourth quarter versus the quarter when they are recognized as expense in accordance with GAAP and we exclude acquisition related costs, gains and losses on early extinguishment of debt, loss on distribution to common shareholders of The RMR Group Inc. common shares and Normalized FFO from noncontrolling interest, net of FFO. We consider FFO attributed to SIR and Normalized FFO attributed to SIR to be appropriate measures of operating performance for a REIT, along with net income, net income attributed to a REIT, operating income and cash flow from operating activities. We believe that FFO attributed to SIR and Normalized FFO attributed to SIR provide useful information to investors because by excluding the effects of certain historical amounts, such as depreciation expense, FFO attributed to SIR and Normalized FFO attributed to SIR may facilitate a comparison of our operating performance between periods and with other REITs. FFO attributed to SIR and Normalized FFO attributed to SIR are among the factors considered by our Board of Trustees when determining the amount of distributions to our shareholders. Other factors include, but are not limited to, requirements to maintain our qualification for taxation as a REIT, limitations in our revolving credit facility and term loan and public debt covenants, the availability to us of debt and equity capital, our expectation of our future capital requirements and operating performance and our expected needs and availability of cash to pay our obligations. FFO attributed to SIR and Normalized FFO attributed to SIR do not represent cash generated by operating activities in accordance with GAAP and should not be considered as alternatives to net income, net income attributed to SIR, operating income or cash flow from operating activities, determined in accordance with GAAP, or as indicators of our financial performance or liquidity, nor are these measures necessarily indicative of sufficient cash flow to fund all of our needs. These measures should be considered in conjunction with net income, net income attributed to SIR, operating income and cash flow from operating activities as presented in our Consolidated Statements of Comprehensive Income and Consolidated Statements of Cash Flows. Other real estate companies and REITs may calculate FFO and Normalized FFO differently than we do.

(5)

Amount represents a non-cash loss recorded on the distribution of shares of class A common stock of RMR Inc. to our shareholders as a result of the closing price of RMR Inc.’s shares being lower than our carrying amount per share on the distribution date.

References to changes in the income and expense categories below relate to the comparison of results for the year ended December 31, 2015, compared to the year ended December 31, 2014. Our acquisition activity for these periods reflects our acquisition of 64 properties (73 buildings) in connection with the CCIT Merger, four properties (six buildings) in separate transactions during the 2015 period and three properties (three buildings) during the 2014 period.

Rental income. The increase in rental income primarily reflects our acquisition activity plus increases from leasing activity and rent resets at our comparable properties located in Hawaii, partially offset by a decrease from leasing activity at one of our Mainland Properties as a result of a lease renewal that reduced rent in exchange for an extended lease term and the elimination of certain future tenant improvement allowances. Rental income includes non-cash straight line rent adjustments totaling approximately $27,370 for the 2015 period and approximately $16,038 for the 2014 period, and net amortization of acquired real estate leases and assumed real estate lease obligations totaling approximately $3,430 for the 2015 period and approximately $196 for the 2014 period.

Tenant reimbursements and other income. The increase in tenant reimbursements and other income primarily reflects our acquisition activity, plus increases in real estate tax and operating expense reimbursements from tenants at various comparable properties.

Real estate taxes. The increase in real estate taxes primarily reflects our acquisition activity and tax valuation and certain tax rate increases at our comparable properties, partially offset by real estate taxes that had previously been paid by us and are now being paid by one of our tenants.

Other operating expenses. Other operating expenses primarily include property maintenance, environmental remediation, utilities, insurance, bad debt, legal and property management fees, net of amortization of the liability we recorded in connection with our acquisition of the RMR Inc. shares as discussed in Note 12 to the Notes to Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K. The increase in other operating expenses primarily reflects our acquisition activity, including the 64 CCIT Properties acquired in January 2015, partially offset by a decrease in operating expenses at our comparable properties primarily related to the collection and reversal during the 2015 period of prior bad debt reserves and a reduction of property management fees from amortization of the liability we recorded in connection with our acquisition of the RMR Inc. shares.

Depreciation and amortization. The increase in depreciation and amortization primarily reflects our acquisition activity, plus a modest increase resulting from depreciation of capital improvements and amortization of leasing costs at our comparable properties.

Acquisition related costs. Acquisition related costs for the 2015 period primarily reflect costs related to our acquisition of the 64 CCIT Properties and four additional properties in separate transactions during 2015. Acquisition related costs for the 2014 period primarily reflect costs related to our acquisition of the 64 CCIT Properties and to a lesser extent acquisitions of three properties during the 2014 period.

General and administrative.  General and administrative expenses primarily include fees paid under our business management agreement, net of amortization of the liability we recorded in connection with our acquisition of RMR Inc. shares as discussed in Note 12 to the Notes to Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K, legal fees, audit fees, trustee cash fees and noncash equity compensation expense related to awards to our Trustees, our officers and certain other RMR LLC employees. The increase in general and administrative expenses primarily reflects an increase in net business management fees resulting primarily from our property acquisitions and an increase in legal fees, other professional fees and state franchise taxes.

Dividend income. Dividend income in the 2015 period reflects a cash dividend received from our investment in RMR Inc. shares related to the period from and including June 5, 2015 up to but not including December 14, 2015.

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

Loss on distribution to common shareholders of The RMR Group Inc. common stock.  We recorded a $23,717 loss on the distribution of RMR Inc. shares we distributed to our shareholders in December 2015, which represents the difference between our carrying value and the fair value of the RMR Inc. shares on the distribution date.

Income tax expense. We recognized higher state income taxes during the 2015 period primarily due to increased taxable income in certain jurisdictions as a result of our acquisitions.

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

Weighted average common shares outstanding. The increase in weighted average common shares outstanding primarily reflects shares that were outstanding for part or all of the year ended December 31, 2015, but only partially or not outstanding for any of the corresponding 2014 period, including (i) shares issued in connection with the CCIT Merger in January 2015, (ii) shares granted to our Trustees in May 2015 and May 2014, (iii) shares sold in our public offering in the second quarter of 2014, (iv) shares granted to our officers and certain other employees of RMR LLC in September 2015 and September 2014, (v) shares issued to RMR LLC during 2014 and 2015 pursuant to our business management agreement, and (vi) shares issued in connection with our acquisition of shares of RMR Inc. in June 2015.

Basic and diluted net income attributed to SIR per common share. The decrease in net income attributed to SIR per common share primarily reflects the increase in weighted average common shares outstanding noted above, as well as the changes to net income noted above.

Year Ended December 31, 2014, Compared to Year Ended December 31, 2013 (dollars and share amounts in thousands, except per share data)

	Comparable Properties Results (1)				Acquired Properties Results (2)			Consolidated Results
	Year Ended December 31,				Year Ended December 31,			Year Ended December 31,
			$	%			$			$	%
	2014	2013	Change	Change	2014	2013	Change	2014	2013	Change	Change
Revenues:
Rental income	$142,570	$139,652	$2,918	2.1%	$47,173	$19,359	$27,814	$189,743	$159,011	$30,732	19.3%
Tenant reimbursements and other income	24,404	23,164	1,240	5.4%	8,533	6,148	2,385	32,937	29,312	3,625	12.4%
Total revenues	166,974	162,816	4,158	2.6%	55,706	25,507	30,199	222,680	188,323	34,357	18.2%

Operating expenses:
Real estate taxes	18,736	18,168	568	3.1%	3,466	2,103	1,363	22,202	20,271	1,931	9.5%
Other operating expenses	12,769	11,871	898	7.6%	5,828	4,240	1,588	18,597	16,111	2,486	15.4%
Total operating expenses	31,505	30,039	1,466	4.9%	9,294	6,343	2,951	40,799	36,382	4,417	12.1%

NOI (3)	$135,469	$132,777	$2,692	2.0%	$46,412	$19,164	$27,248	181,881	151,941	29,940	19.7%

Other expenses:
Depreciation and amortization								41,054	31,091	9,963	32.0%
Acquisition related costs								7,348	2,002	5,346	267.0%
General and administrative								14,881	12,423	2,458	19.8%
Total other expenses								63,283	45,516	17,767	39.0%
Operating income								118,598	106,425	12,173	11.4%
Interest expense								(12,974)	(13,763)	789	(5.7)%
Gain on early extinguishment of debt								243	—	243	100.0%
Income before income tax (expense) benefit, equity in earnings of an investee and gain on sale of property								105,867	92,662	13,205	14.3%
Income tax (expense) benefit								(175)	96	(271)	(282.3)%
Equity in earnings of an investee								87	334	(247)	(74.0)%
Income before gain on sale of property								105,779	93,092	12,687	13.6%
Gain on sale of property								116	—	116	100.0%
Net income								105,895	93,092	12,803	13.8%
Net income allocated to noncontrolling interest								—	—	—	—%
Net income attributed to SIR								$105,895	$93,092	$12,803	13.8%

Weighted average common shares outstanding - basic								55,964	44,539	11,425	25.7%
Weighted average common shares outstanding - diluted								56,035	44,592	11,443	25.7%

Basic and diluted net income attributed to SIR per common share								$1.89	$2.09	(0.20)	(9.6)%

Calculation of FFO Attributed to SIR and Normalized FFO Attributed to SIR (4)
Net income attributed to SIR								$105,895	$93,092
Plus: depreciation and amortization								41,054	31,091
Less: gain on sale of property								(116)	—
FFO attributed to SIR								146,833	124,183
Plus: acquisition related costs								7,348	2,002
Less: gain on early extinguishment of debt								(243)	—
Normalized FFO attributed to SIR								$153,938	$126,185

FFO attributed to SIR per common share - basic								$2.62	$2.79
FFO attributed to SIR per common share - diluted								$2.62	$2.78
Normalized FFO attributed to SIR per common share - basic and diluted								$2.75	$2.83

(1)	Consists of 41 properties (267 buildings, leasable land parcels and easements) that we owned continuously since January 1, 2013.
(2)

Consists of ten properties (14 buildings) we acquired during the period from January 1, 2013 to December 31, 2014. Seven (11 buildings) of the ten acquired properties were acquired during the 2013 period resulting in partial 2013 period results for these properties. The remaining three properties (three buildings) of the ten acquired properties were acquired during the 2014 period resulting in only partial 2014 period results for these properties.

(3)	See footnote (3) on page 63 for the definition of NOI.
(4)	See footnote (4) on page 63 for the definitions of FFO attributed to SIR and Normalized FFO attributed to SIR.

References to changes in the income and expense categories below relate to the comparison of results for the year ended December 31, 2014, compared to the year ended December 31, 2013. Our acquisition activity for these periods reflects our acquisition of three properties (three buildings) during the 2014 period and seven properties (11 buildings) during the 2013 period.

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

Acquisition related costs. Acquisition related costs for the 2014 period primarily reflect acquisition costs related to our acquisition of the 64 CCIT Properties and to a lesser extent acquisitions of three properties (three buildings) during the 2014 period. Acquisition related costs for the 2013 period primarily reflect acquisition related costs in connection with our acquisition of seven properties (11 buildings) during the 2013 period.

General and administrative. General and administrative expenses primarily include fees paid in cash and common shares pursuant to our business management agreement, legal fees, audit fees, trustee cash fees and non-cash equity compensation expense related to awards to our Trustees, our officers and certain other RMR LLC employees. The increase in general and administrative expenses primarily reflects an increase in annual audit fees recognized during the 2014 period compared to the 2013 period, an increase in non-cash equity compensation related to additional awards to our officers and certain other RMR LLC employees, an increase in other professional and public company fees, and an increase in business management fees resulting from our acquisition activity.

Interest expense. The decrease in interest expense reflects a lower average outstanding debt balance for the 2014 period compared to the 2013 period and a slightly lower weighted average interest rate during the 2014 period compared to the 2013 period.

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

Weighted average common shares outstanding. The increase in weighted average common shares outstanding primarily reflects shares that were outstanding for part or all of the year ended December 31, 2014, but only partially or not outstanding for any of the corresponding 2013 period, including (i) shares granted to our Trustees in May 2014, (ii) shares sold in our public offerings in the third quarter of 2013 and the second quarter of 2014, (iii) shares granted to our officers and certain employees of RMR LLC in September 2013 and September 2014 and (iv) shares issued to RMR LLC during 2014 pursuant to our business management agreement.

Basic and diluted net income per common share. The decrease in basic and diluted net income per common share primarily reflects the increase in weighted average common shares outstanding noted above, as well as the changes to net income noted above.

LIQUIDITY AND CAPITAL RESOURCES

Our Operating Liquidity and Resources (dollars in thousands)

Our principal source of funds to meet operating and capital expenses and debt service obligations and pay distributions on our common shares is rents from tenants at our properties and borrowings under our revolving credit facility. We believe that our operating cash flow will be sufficient to meet our operating and capital expenses and debt service obligations and pay distributions on our common shares for the next 12 months and for the foreseeable future thereafter. Our future cash flows from operating activities will depend primarily upon our ability to:

•	maintain or improve the occupancy of, and the rent rates at, our properties;
•	control our operating cost increases; and
•	purchase additional properties which produce cash flows in excess of our costs of acquisition capital and property operating expenses.

Our future purchases of properties cannot be accurately projected because such purchases depend upon available opportunities which come to our attention and upon our ability to successfully acquire and operate such properties. We generally do not intend to purchase “turn around” properties, or properties which do not generate positive cash flows.

Cash flows provided by (used in) operating, investing and financing activities were $227,773, ($1,700,969) and $1,477,568, respectively, for the year ended December 31, 2015, and $136,743, ($226,089) and $82,825, respectively, for the year ended December 31, 2014. The increase in the operating activities cash flow for the year ended December 31, 2015 compared to the corresponding prior year period is primarily due to increased operating cash flow from our acquisition of the 64 CCIT Properties,  four properties (six buildings) acquired in separate transactions during 2015 and three properties (three buildings) acquired in 2014. The increase in cash used in investing activities for the year ended December 31, 2015 compared to the corresponding prior year period is primarily due to significant acquisition activity during the year ended December 31, 2015 compared to the prior year period. The increase in financing activities cash flow for the year ended December 31, 2015 compared to the corresponding prior year period is primarily due to (i) the issuance of $1,450,000 aggregate principal amount of senior unsecured notes in February 2015, (ii) net activities on our revolving credit facility resulting primarily from our acquisitions during the 2015 and 2014 periods and (iii) our common share public offering in 2014, partially offset by (iv) distributions to our common shareholders during the year ended

December 31, 2015 in excess of distributions to our common shareholders during the 2014 period due to a greater number of common shares being outstanding and a higher distribution rate paid to common shareholders during the 2015 period.

Our Investment and Financing Liquidity and Resources (dollars in thousands except per share data)

In order to fund acquisitions and to meet cash needs that may result from timing differences between our receipt of rents and our desire or need to make distributions or pay operating or capital expenses, we maintain a $750,000 revolving credit facility with a group of lenders. The maturity date of our revolving credit facility is March 29, 2019 and, subject to the payment of an extension fee and meeting certain other conditions, we have the option to extend the stated maturity date by one year to March 29, 2020. Borrowings under our revolving credit facility require interest at LIBOR plus a premium. We also pay a facility fee on the total amount of lending commitments under our revolving credit facility. Both the interest rate premium and the facility fee are subject to adjustment based upon changes to our credit ratings. At December 31, 2015, the interest rate premium on our revolving credit facility was 105 basis points and our facility fee was 20 basis points. We can borrow, repay and re-borrow funds available under our revolving credit facility until maturity, and no principal repayment is due until maturity. As of December 31, 2015, the annual interest rate payable on borrowings under our revolving credit facility was 1.44%. As of December 31, 2015 and February 12, 2016, we had $303,000 and $313,000, respectively, outstanding under our revolving credit facility and $447,000 and $437,000, respectively, available to borrow under our revolving credit facility.

We have a $350,000 unsecured term loan that matures on March 31, 2020 and is prepayable by us at any time without penalty. The term loan requires interest payable on the amount outstanding of LIBOR plus 115 basis points. The interest rate premium for the term loan is subject to adjustment based on changes to our credit ratings. As of December 31, 2015, the annual interest rate payable on borrowings under our term loan was 1.39%.

In addition, the credit agreement governing our revolving credit facility and term loan includes a feature under which the maximum borrowing availability under the facilities may be increased to up to $2,200,000 on a combined basis under certain circumstances.

On January 29, 2015, we used our available cash on hand, together with borrowings under our revolving credit facility, borrowings under a new $1,000,000 senior unsecured bridge loan and approximately $502,000 in cash proceeds from the sale of 23 healthcare properties to SNH, to finance the CCIT acquisition. Our $1,000,000 bridge loan had a maturity date of January 28, 2016, bore interest at LIBOR plus 140 basis points (subject to adjustment based on changes to our credit ratings), and was prepayable in whole or part at any time. On February 3, 2015, we repaid in full the $1,000,000 bridge loan and reduced amounts outstanding on our revolving credit facility with net proceeds from our $1,450,000 aggregate principal amount underwritten public offering of senior unsecured notes. Our $1,450,000 aggregate principal amount senior unsecured notes offering included: $350,000 aggregate principal amount of 2.85% senior unsecured notes due 2018; $400,000 aggregate principal amount of 3.60% senior unsecured notes due 2020; $300,000 aggregate principal amount of 4.15% senior unsecured notes due 2022; and $400,000 aggregate principal amount of 4.50% senior unsecured notes due 2025.

As of December 31, 2015, we had $17,876 of cash and cash equivalents. We typically use cash balances, borrowings under our revolving credit facility, net proceeds from offerings of equity or debt securities and the cash flow from our operations to fund debt repayments, future property acquisitions, capital expenditures and other general business purposes. We also have in the past assumed mortgage debt in connection with certain of our acquisitions and we may do so in the future. In addition, we may sell properties we own or place mortgages on properties we own.

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

During the year ended December 31, 2015, we paid quarterly cash distributions to our common shareholders aggregating $157,597, using existing cash balances and borrowings under our revolving credit facility. For further information regarding the distributions we paid during 2015, see Note 9 to the Notes to Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K, which is incorporated herein by reference.

On January 11, 2016, we declared a regular quarterly distribution of $0.50 per common share, or approximately $44,700, to shareholders of record on January 22, 2016. We expect to pay this distribution on or about February 23, 2016 using existing cash balances and borrowings under our revolving credit facility.

During the years ended December 31, 2015 and 2014, amounts capitalized for tenant improvements, leasing costs, building improvements and development and redevelopment activities were as follows (dollars in thousands):

	Year Ended
	December 31,
	2015	2014
Tenant improvements (1)	$1,857	$555
Leasing costs (2)	2,083	1,554
Building improvements (3)	2,012	637
Development, redevelopment and other activities (4)	774	446
	$6,726	$3,192

(1)	Tenant improvements include capital expenditures used to improve tenants’ space or amounts paid directly to tenants to improve their space.
(2)	Leasing costs include leasing related costs, such as brokerage commissions, legal costs and tenant inducements.
(3)	Building improvements generally include (i) expenditures to replace obsolete building components and (ii) expenditures that extend the useful life of existing assets.
(4)

Development, redevelopment and other activities generally include (i) major capital expenditures that are identified at the time of a property acquisition and incurred within a short time period after acquiring the property and (ii) major capital expenditure projects that reposition a property or result in new sources of revenues.

During the year ended December 31, 2015, commitments made for expenditures, such as tenant improvements and leasing costs in connection with leasing space, were as follows (dollars and square feet in thousands, except per square foot amounts):

	New Leases	Renewals	Totals
Square feet leased during the period	252	1,579	1,831
Total leasing costs and concession commitments (1)	$1,607	$4,429	$6,036
Total leasing costs and concession commitments per square foot (1)	$6.38	$2.80	$3.30
Weighted average lease term by square feet (years)	15.3	18.5	18.1
Total leasing costs and concession commitments per square foot per year (1)	$0.42	$0.15	$0.18

(1)	Includes commitments made for leasing expenditures and concessions, such as tenant improvements, leasing commissions, tenant reimbursements and free rent.

As of December 31, 2015, our contractual obligations were as follows (dollars in thousands):

	Payments Due by Period
		Less than	1‑3	3‑5	More than
Contractual Obligations (1)	Total	1 Year	Years	Years	5 Years
Borrowings under revolving credit facility	$303,000	$—	$—	$303,000	$—
Term loan	350,000	—	—	350,000	—
Senior unsecured notes	1,450,000	—	350,000	400,000	700,000
Mortgage notes payable	285,498	40,525	17,875	106,098	121,000
Tenant related obligations (2)	4,775	3,776	579	420	—
Projected interest expense (3)	408,661	74,541	137,164	99,616	97,340
Total	$2,801,934	$118,842	$505,618	$1,259,134	$918,340

(1)

In addition to the amounts discussed above, we also have business and property management agreements with continuing 20 year terms, which require us to pay management fees to RMR LLC. See Note 12 to the Notes to consolidated financial statements included in Part IV, Item 15 of this Annual Report on Form 10-K.

(2)	Committed tenant related obligations include leasing commissions, lease incentives and tenant improvements, and are based on leases in effect as of December 31, 2015.
(3)

Projected interest expense is attributable to only our debt obligations as of December 31, 2015 at existing rates and is not intended to project future interest costs which may result from debt prepayments, new debt issuances or changes in interest rates. Projected interest expense does not include interest which may become payable related to future borrowings under our revolving credit facility.

Off Balance Sheet Arrangements (dollars in thousands)

As of December 31 2015, we had no off balance sheet arrangements that have had or that we expect would be reasonably likely to have a future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources. We had no swaps or hedges as of December 31, 2015, other than the cash flow hedge associated with $41,000 of mortgage debt described in Notes 5 and 7 to the Notes to Consolidated Financial Statements included in Part IV Item 15 of this Annual Report on Form 10-K and under “Quantitative and Qualitative Disclosures About Market Risk” included in Part II, Item 7A of this Annual Report on Form 10-K.

Debt Covenants (dollars in thousands)

Our principal debt obligations at December 31, 2015 were our senior unsecured notes, borrowings outstanding under our revolving credit facility and term loan, and secured mortgage notes assumed in connection with some of our acquisitions. Our mortgage notes are non-recourse, subject to certain limitations, and do not contain any material financial covenants. Our publicly issued senior unsecured notes are governed by an indenture. Our senior unsecured notes indenture and its supplement and credit agreement for our revolving credit facility and term loan provide for acceleration of payment of all amounts outstanding upon the occurrence and continuation of certain events of default, such as, in the case of our credit agreement, a change of control of us, which includes RMR LLC ceasing to act as our business manager and property manager. Our senior unsecured notes indenture and its supplement and our credit agreement for our revolving credit facility and term loan contain a number of covenants which restrict our ability to incur debts, including debts secured by mortgages on our properties, in excess of calculated amounts, restrict our ability to make distributions under certain circumstances and generally require us to maintain certain financial ratios. As of December 31, 2015, we believe we were in compliance with all of the terms and covenants under our revolving credit facility and term loan and senior unsecured notes indenture and its supplement.

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

Our senior unsecured notes indenture and its supplement contain cross default provisions to any other debts of $25,000 or more. Similarly, our revolving credit facility and term loan have cross default provisions to other indebtedness that is recourse of $25,000 or more and indebtedness that is non-recourse of $50,000 or more.

Related Person Transactions (dollars in thousands)

We have relationships and historical and continuing transactions with RMR LLC, RMR Inc. and others related to them.  For example, we have no employees and the personnel and various services we require to operate our business are provided to us by RMR LLC pursuant to management agreements. RMR Inc. is the managing member of RMR LLC.  ABP Trust, which is owned by our Managing Trustees, is the controlling shareholder of RMR Inc. We own shares of class A common stock of RMR Inc. We also have relationships and historical and continuing transactions with other companies to which RMR LLC provides management services and which have trustees, directors and officers who are also trustees, directors or officers of us, RMR LLC or RMR Inc., including: GOV, which is our largest shareholder and at December 31, 2015 and February 12, 2016 owned approximately 27.9% of our outstanding common shares; SNH, to which in January 2015 we sold 23 healthcare properties we acquired in the CCIT Merger; and AIC, of which we, ABP Trust and five other companies to which RMR LLC provides management services each owns approximately 14.3%. We and the other six shareholders of AIC participate in a combined property insurance program arranged and reinsured in part by AIC.  For further information about these and other such relationships and related person transactions, please see Note 12 to the Notes to Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K, which is incorporated herein by reference, our other filings with the SEC and our definitive Proxy Statement for our 2016 Annual Meeting of Shareholders, to be filed with the SEC within 120 days after the close of the fiscal year ended December 31, 2015. For more information about these transactions and relationships and about the risks that may arise as a result of these and other related person transactions and relationships, please see elsewhere in this Annual Report on Form 10-K, including “Warning Concerning Forward Looking Statements” and Part I, Item 1, “Business” and Part I, Item 1A, “Risk Factors.” Our filings with the SEC and copies of certain of our agreements with these related parties, including our business management agreement and property management agreement with RMR LLC, the purchase and sale agreement for the 23 healthcare properties we sold to SNH and our shareholders agreement with AIC and its six other shareholders, are publicly available as exhibits to our public filings with the SEC and accessible at the SEC’s website, www.sec.gov. We may engage in additional transactions with related persons, including businesses to which RMR LLC or its affiliates provide management services.

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

•	assessment of the carrying values and impairments of long-lived assets.

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

These policies involve significant judgments made based upon experience, including judgments about current valuations, ultimate realizable value, estimated useful lives, salvage or residual value, the ability and willingness of our tenants to perform their obligations to us, current and future economic conditions and competitive factors in the markets in which our properties are located. Competition, economic conditions and other factors may cause occupancy declines in the future. In the future, we may need to revise our carrying value assessments to incorporate information which is not now known, and such revisions could increase or decrease our depreciation expense related to properties we own or decrease the carrying values of our assets.

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

Impact of Climate Change

The current political debate about climate change has resulted in various treaties, laws and regulations which are intended to limit carbon emissions. We believe these laws being enacted or proposed may cause energy costs at our properties to increase in the future. In an effort to reduce the effects of any increased energy costs in the future, we and RMR LLC continuously study ways to improve the energy efficiency at all of our properties. RMR LLC is a member of the Energy Star Partner program, a joint program of the U.S. Environmental Protection Agency and the U.S. Department of Energy which is focused on promoting energy efficiency at commercial properties through its “ENERGY STAR” label program, and a member of the U.S. Green Building Council, a nonprofit organization focused on promoting energy efficiency at commercial properties through its leadership in energy and environmental design, or LEED®, green building program. We do not expect the direct impact of these possible increases in energy costs resulting from laws designed to address climate change to be material to our results of operations because the increased costs either may be the responsibility of our tenants directly or in large part passed through by us to our tenants as additional rent. Although we do not believe it is likely in the foreseeable future, laws enacted to mitigate climate change may make some of our buildings obsolete or cause us to make material investments in our properties which could materially and adversely affect our financial condition and results of operations.

There have recently been severe weather activities in different parts of the country that some observers believe evidence global climate change. Such severe weather that may result from climate change may have an adverse effect on individual properties we own. We mitigate these risks by owning a geographically diversified portfolio of properties and by procuring insurance coverage we believe adequate to protect us from material damages and losses from such activities. However, there can be no assurance that our mitigation efforts will be sufficient or that storms that may occur due to future climate change or otherwise could not have a material adverse effect on our business.

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

At December 31, 2015, our outstanding fixed rate debt consisted of the following senior unsecured notes and secured mortgage notes:

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

(1)

The principal balance, annual interest rate and annual interest expense are the amounts stated in the applicable contracts. In accordance with GAAP, our carrying value and recorded interest expense may differ from these amounts because of market conditions at the time we issued these senior unsecured notes. For more information, see Note 6 to the Notes to Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10‑K.

Secured Mortgage Notes:

		Annual	Annual		Interest
	Principal	Interest	Interest		Payments
Debt	Balance (1)	Rate (1)	Expense (1)	Maturity	Due
Mortgage note (one property (two buildings in Carlsbad, CA))	$17,755	5.95%	$1,056	2017	Monthly
Mortgage note (one property (one building in Harvey, IL))	2,000	4.50%	90	2019	Monthly
Mortgage note (one property (one building in Columbus, OH))	2,400	4.50%	108	2019	Monthly
Mortgage note (one property (one building in Ankeny, IA))	12,360	3.87%	478	2020	Monthly
Mortgage note (one property (one building in Philadelphia, PA)) (2)	41,000	4.16%	1,706	2020	Monthly
Mortgage note (one property (one building in Chester, VA))	48,750	3.99%	1,945	2020	Monthly
Mortgage note (one property (three buildings in Seattle, WA))	71,000	3.55%	2,521	2023	Monthly
Mortgage note (one property (one building in Chicago, IL))	50,000	3.70%	1,850	2023	Monthly
	$245,265		$9,754

(1)

The principal balance, annual interest rate and annual interest expense are the amounts stated in the applicable contracts. In accordance with GAAP, our carrying value and recorded interest expense may differ from these amounts because of market conditions at the time we assumed these debts. For more information, see Note 6 to the Notes to Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10‑K.

(2)

Interest on this mortgage note is payable at a rate equal to a premium over LIBOR but has been fixed by a cash flow hedge, as discussed below, which sets the rate at approximately 4.16% until August 3, 2020, which is the maturity date of the mortgage note.

Our senior unsecured notes require semi-annual interest payments through maturity. Some of the mortgage notes require principal and interest payments pursuant to amortization schedules and some of the mortgage notes require interest only payments through maturity.

We have an interest rate swap agreement that we assumed in connection with the CCIT Merger. This interest rate swap agreement manages our interest rate risk exposure on a  $41,000 mortgage note due 2020, which require us to pay interest at a rate equal to a premium over LIBOR. The interest rate swap agreement effectively modifies our exposure to interest rate risk arising from this floating rate mortgage loan by converting this floating rate debt to a fixed rate through August 3, 2020, which is the maturity date of the mortgage note, thus reducing the impact of interest rate changes on future interest expense. This agreement involves the receipt of floating rate amounts in exchange for fixed rate interest payments over the life of the agreement. Approximately 1.7% ($41,000) of our total outstanding debt had interest payments designated as hedged transactions to interest rate swap agreements at December 31, 2015. As of December 31, 2015, the fair value of our derivative instrument included in accounts payable and other liabilities in our consolidated balance sheet was $1,259.

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

Changes in market interest rates would affect the fair value of our fixed rate debt obligations, including obligations arising from our interest rate swap agreement. Increases in market interest rates decrease the fair value of our fixed rate debt, while decreases in market interest rates increase the fair value of our fixed rate debt. Based on the balances outstanding at December 31, 2015 and discounted cash flow analyses through the maturity dates, and assuming no other changes in factors that may affect the fair value of our fixed rate debt obligations, a hypothetical immediate 100 basis point change in interest rates would change the fair value of these obligations by approximately $81,638.

At December 31, 2015, our floating rate debt (excluding the $41,000 mortgage note hedged by our interest rate swap agreement) consisted of $303,000 outstanding under our revolving credit facility, $350,000 outstanding under our term loan, and a $40,233 mortgage note. Our revolving credit facility matures on March 29, 2019 and, subject to our meeting certain conditions, including our payment of an extension fee, we have the option to extend the maturity date by one year to March 29, 2020. Our term loan matures on March 31, 2020. No principal repayments are required under our revolving credit facility or term loan prior to maturity, and prepayments may be made at any time without penalty. Our $40,233 mortgage note matures on December 19, 2016 and requires monthly interest only payments through maturity.

Borrowings under our revolving credit facility, our term loan and our $40,233 floating rate mortgage note are in U.S. dollars and bear interest at LIBOR plus a premium that is subject to adjustment based upon changes to our credit ratings. Accordingly, we are vulnerable to changes in U.S. dollar based short term rates, specifically LIBOR. In addition, upon renewal or refinancing of these obligations, we are vulnerable to increases in interest rate premiums due to market conditions or our perceived credit risk. Generally, a change in interest rates would not affect the value of our floating rate debt but would affect our operating results. The following table presents the approximate impact a 100 basis point increase in interest rates would have on our annual floating rate interest expense at December 31, 2015:

	Impact of an Increase in Interest Rates
			Total Interest	Annual
	Interest Rate	Outstanding	Expense	Earnings Per
	Per Year (1)	Debt (2)	Per Year	Share Impact (3)
At December 31, 2015	1.44%	$693,233	$9,983	$0.12
100 bps increase	2.44%	$693,233	$16,915	$0.20

(1)	Weighted based on the respective interest rates and outstanding borrowings under our floating rate debt as of December 31, 2015.
(2)	Excludes our $41,000 mortgage note hedged by our interest rate swap agreement.
(3)	Based on the diluted weighted average shares outstanding for the year ended December 31, 2015.

The following table presents the impact a 100 bps increase in interest rates would have on our annual floating rate interest expense at December 31, 2015 if we were fully drawn on our revolving credit facility and our term loan and floating rate mortgage note remained outstanding:

	Impact of an Increase in Interest Rates
			Total Interest	Annual
	Interest Rate	Outstanding	Expense	Earnings Per
	Per Year (1)	Debt (2)	Per Year	Share Impact (3)
At December 31, 2015	1.44%	$1,140,233	$16,419	$0.19
100 bps increase	2.44%	$1,140,233	$27,822	$0.32

(1)

Weighted based on the respective interest rates of our floating rate debt as of December 31, 2015, assuming we were fully drawn on our revolving credit facility and our term loan and floating rate mortgage note remained outstanding.

(2)	Excludes our $41,000 mortgage note hedged by our interest rate swap agreement.
(3)	Based on the diluted weighted average shares outstanding for the year ended December 31, 2015.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

As of the end of the period covered by this Annual Report on Form 10-K, our management carried out an evaluation, under the supervision and with the participation of our Managing Trustees, our President and our Treasurer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rules 13a‑15 and 15d‑15. Based upon that evaluation, our Managing Trustees, our President and our Treasurer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.

There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2015. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). Based on our assessment, we believe that, as of December 31, 2015, our internal control over financial reporting is effective.

Ernst & Young LLP, the independent registered public accounting firm that audited our 2015 consolidated financial statements included in this Annual Report on Form 10‑K, has issued an attestation report on our internal controls over financial reporting. Its report appears elsewhere herein.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

We have a Code of Conduct that applies to all our representatives, including our officers and trustees and employees of RMR Inc. and RMR LLC. Our Code of Conduct is posted on our website, www.sirreit.com. A printed copy of our Code of Conduct is also available free of charge to any person who requests a copy by writing to our Secretary, Select Income REIT, Two Newton Place, 255 Washington Street, Suite 300, Newton, MA 02458‑1634. We intend to disclose any amendments or waivers to our Code of Conduct applicable to our principal executive officer, principal financial officer, principal accounting officer or controller (or any person performing similar functions) on our website.

The remainder of the information required by Item 10 is incorporated by reference to our definitive Proxy Statement.

Item 11. Executive Compensation

The information required by Item 11 is incorporated by reference to our definitive Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information. We may grant our common shares to our officers and other employees of RMR LLC under our equity compensation plan adopted in 2012, or the 2012 Plan. In addition, each of our Trustees receives common shares under the 2012 Plan as part of his or her annual compensation for serving as a Trustee. The terms of grants made are determined by the Compensation Committee of our Board of Trustees at the time of the grant. The following table is as of December 31, 2015:

Number of securities
	Number of securities		remaining available for future
	to be issued upon	Weighted-average	issuance under equity
	exercise of	exercise price of	compensation plans (excluding
	outstanding options,	outstanding options,	securities reflected in
	warrants and rights	warrants and rights	column (a))
Plan category	(a)	(b)	(c)
Equity compensation plans approved by security holders—2012 Plan	None.	None.	2,798,980	(1)
Equity compensation plans not approved by security holders	None.	None.	None.
Total	None.	None.	2,798,980	(1)

(1)	Consists of shares available for issuance pursuant to the terms of the 2012 Plan. Share awards that are repurchased or forfeited will be added to the shares available for issuance under such plan.

Payments by us to RMR LLC and RMR LLC employees are described in Notes 9 and 12 to the Notes to Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10‑K. The remainder of the information required by Item 12 is incorporated by reference to our definitive Proxy Statement.

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

3.2	Amended and Restated Bylaws of the Company, adopted July 30, 2015. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015.)

4.1	Form of Common Share Certificate. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012.)

4.2	Indenture, dated February 3, 2015, between the Company and U.S. Bank National Association. (Incorporated by reference to the Company’s Current Report on Form 8-K dated January 29, 2015.)

Exhibit Number	Description

4.3

First Supplemental Indenture, dated February 3, 2015, between the Company and U.S. Bank National Association, including the forms of 2.85% Senior Note due 2018, 3.60% Senior Note due 2020, 4.15% Senior Note due 2022 and 4.50% Senior Note due 2025. (Incorporated by reference to the Company’s Current Report on Form 8-K dated January 29, 2015.)

4.4

Registration Rights and Lock-Up Agreement, dated June 5, 2015, among the Company, ABP Trust, Barry M. Portnoy and Adam D. Portnoy.  (Incorporated by reference to the Company’s Current Report on Form 8-K dated June 5, 2015.)

8.1	Opinion of Sullivan & Worcester LLP as to certain tax matters. (Filed herewith.)

10.1

Transaction Agreement, dated June 5, 2015, among the Company, The RMR Group LLC (f/k/a Reit Management & Research LLC), ABP Trust (f/k/a Reit Management & Research Trust) and The RMR Group Inc. (f/k/a Reit Management & Research Inc.). (Incorporated by reference to the Company’s Current Report on Form 8-K dated June 5, 2015.)

10.2

Credit Agreement, dated January 9, 2015, among the Company, Wells Fargo Bank, National Association, as Administrative Agent, and each of the other financial institutions initially a signatory thereto. (Incorporated by reference to the Company’s Current Report on Form 8-K dated January 9, 2015.)

10.3

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

10.4

Bridge Loan Agreement, dated January 29, 2015, among the Company, Citibank, N.A., as Administrative Agent, and each of the other financial institutions initially signatory thereto, as Lenders. (Incorporated by reference to the Company’s Current Report on Form 8-K dated January 29, 2015.)

10.5

Second Amended and Restated Business Management Agreement, dated June 5, 2015, between the Company and The RMR Group LLC.(+) (Incorporated by reference to the Company’s Current Report on Form 8-K dated June 5, 2015.)

10.6

Amended and Restated Property Management Agreement, dated June 5, 2015, between the Company and The RMR Group LLC.(+) (Incorporated by reference to the Company’s Current Report on Form 8-K dated June 5, 2015.)

10.7	2012 Equity Compensation Plan.(+) (Incorporated by reference to the Company’s Current Report on Form 8-K dated March 6, 2012.)

10.8	First Amendment to 2012 Equity Compensation Plan.(+) (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015.)

10.9	Form of Restricted Share Agreement.(+) (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013.)

10.10	Form of Restricted Share Agreement.(+) (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015.)

Exhibit Number	Description

10.11	Form of Indemnification Agreement.(+) (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012.)

10.12	Summary of Trustee Compensation.(+) (Incorporated by reference to the Company’s Current Report on Form 8-K dated May 13, 2015.)

10.13

Amended and Restated Shareholders Agreement, dated May 21, 2012, among Affiliates Insurance Company, Five Star Quality Care, Inc., Hospitality Properties Trust, Senior Housing Properties Trust, TravelCenters of America LLC, ABP Trust, Government Properties Income Trust and the Company. (Incorporated by reference to the Company’s Current Report on Form 8-K dated May 21, 2012.)

10.14

Share Purchase Agreement, dated February 28, 2015, among Governmental Properties Income Trust, Lakewood Capital Partners, LP, other parties named therein and, for the purpose of specified sections, the Company.  (Incorporated by reference to the Company’s Current Report on Form 8-K dated February 28, 2015.)

12.1	Computation of Ratio of Earnings to Fixed Charges. (Filed herewith.)

21.1	Subsidiaries of the Company. (Filed herewith.)

23.1	Consent of Ernst & Young LLP. (Filed herewith.)

23.2	Consent of Deloitte & Touche, LLP, independent registered public accounting firm for Cole Corporate Income Trust, Inc. (Filed herewith.)

23.3	Consent of Sullivan & Worcester LLP. (Contained in Exhibit 8.1.)

31.1	Rule 13a-14(a) Certification. (Filed herewith.)

31.2	Rule 13a-14(a) Certification. (Filed herewith.)

31.3	Rule 13a-14(a) Certification. (Filed herewith.)

31.4	Rule 13a-14(a) Certification. (Filed herewith.)

32.1	Section 1350 Certification. (Furnished herewith.)

99.1	Registration Rights Agreement, dated June 5, 2015, between the Company and The RMR Group Inc. (Incorporated by reference to the Company’s Current Report on 8-K dated June 5, 2015.)

99.2	Audited Consolidated Financial Statements of Cole Corporate Income Trust, Inc. (Filed herewith.)

101.1

The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Statements of Shareholders’ Equity, (iv) the Consolidated Statements of Cash Flows and (v) related notes to these financial statements, tagged as blocks of text and in detail. (Filed herewith.)

________________________

(+)  Management contract or compensatory plan or arrangement.

Report of Independent Registered Public Accounting Firm

To the Trustees and Shareholders of Select Income REIT

We have audited the accompanying consolidated balance sheets of Select Income REIT (the ‘‘Company’’) as of December 31, 2015 and 2014, and the related consolidated statements of comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2015. Our audits also included the financial statement schedules listed in the Index at Item 15(a). These financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2015 and 2014, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 16, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Boston, Massachusetts

February 16, 2016

Report of Independent Registered Public Accounting Firm

To the Trustees and Shareholders of Select Income REIT

We have audited Select Income REIT’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria).  Select Income REIT’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management Report on Assessment of Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Select Income REIT maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2015 consolidated financial statements of Select Income REIT and our report dated February 16, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Boston, Massachusetts

February 16, 2016

SELECT INCOME REIT

CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except per share data)

	December 31,
	2015	2014
ASSETS
Real estate properties:
Land	$1,036,425	$756,160
Buildings and improvements	3,083,243	1,110,683
	4,119,668	1,866,843
Accumulated depreciation	(164,779)	(94,333)
	3,954,889	1,772,510

Acquired real estate leases, net	566,195	120,700
Cash and cash equivalents	17,876	13,504
Restricted cash	1,171	42
Rents receivable, including straight line rents of $92,264 and $64,894, respectively, net of allowance for doubtful accounts of $464 and $1,664, respectively	99,307	68,385
Deferred leasing costs, net	7,221	6,196
Deferred financing costs, net	16,323	3,416
Other assets	33,135	8,478
Total assets	$4,696,117	$1,993,231

LIABILITIES AND SHAREHOLDERS' EQUITY
Revolving credit facility	$303,000	$77,000
Term loan	350,000	350,000
Senior unsecured notes, net	1,435,632	-
Mortgage notes payable, net	286,747	18,816
Accounts payable and other liabilities	105,403	18,869
Assumed real estate lease obligations, net	86,495	26,475
Rents collected in advance	16,295	9,688
Security deposits	11,845	10,348
Due to related persons	3,740	1,588
Total liabilities	2,599,157	512,784

Commitments and contingencies	—	—

Shareholders' equity:
Common shares of beneficial interest, $.01 par value: 125,000,000 shares authorized; 89,374,029 and 59,959,750 shares issued and outstanding, respectively	894	600
Additional paid in capital	2,178,477	1,441,036
Cumulative net income	324,986	250,238
Cumulative other comprehensive loss	(19,587)	(23)
Cumulative common distributions	(387,810)	(211,404)
Total shareholders' equity	2,096,960	1,480,447
Total liabilities and shareholders' equity	$4,696,117	$1,993,231

See accompanying notes.

SELECT INCOME REIT

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(amounts in thousands, except per share data)

	Year Ended December 31,
	2015	2014	2013

REVENUES:
Rental income	$364,139	$189,743	$159,011
Tenant reimbursements and other income	64,226	32,937	29,312
Total revenues	428,365	222,680	188,323

EXPENSES:
Real estate taxes	37,460	22,202	20,271
Other operating expenses	41,953	18,597	16,111
Depreciation and amortization	122,906	41,054	31,091
Acquisition related costs	21,987	7,348	2,002
General and administrative	25,859	14,881	12,423
Total expenses	250,165	104,082	81,898

Operating income	178,200	118,598	106,425

Dividend income	1,666	—	—
Interest expense (including net amortization of debt premiums and discounts and deferred financing fees of $5,100, $1,579 and $1,462, respectively)	(73,885)	(12,974)	(13,763)
(Loss) gain on early extinguishment of debt	(6,845)	243	—
Loss on distribution to common shareholders of The RMR Group Inc. common stock	(23,717)	—	—
Income before income tax (expense) benefit, equity in earnings of an investee and gain on sale of property	75,419	105,867	92,662
Income tax (expense) benefit	(515)	(175)	96
Equity in earnings of an investee	20	87	334
Income before gain on sale of property	74,924	105,779	93,092
Gain on sale of property	-	116	—
Net income	74,924	105,895	93,092
Net income allocated to noncontrolling interest	(176)	—	—
Net income attributed to SIR	74,748	105,895	93,092

Other comprehensive income (loss):
Unrealized loss on investment in available for sale securities	(19,820)	—	—
Unrealized gain on interest rate swap	276	—	—
Equity in unrealized gain (loss) of an investee	(20)	2	(50)
Other comprehensive income (loss)	(19,564)	2	(50)
Comprehensive income	55,360	105,897	93,042
Comprehensive income allocated to noncontrolling interest	(176)	—	—
Comprehensive income attributed to SIR	$55,184	$105,897	$93,042

Weighted average common shares outstanding - basic	86,699	55,964	44,539
Weighted average common shares outstanding - diluted	86,708	56,035	44,592

Basic and diluted net income attributed to SIR per common share	$0.86	$1.89	$2.09

See accompanying notes.

SELECT INCOME REIT

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(dollars in thousands)

					Cumulative
	Number of		Additional	Cumulative	Other	Cumulative
	Common	Common	Paid In	Net	Comprehensive	Common
	Shares	Shares	Capital	Income	Income (Loss)	Distributions	Total
Balance at December 31, 2012	39,282,592	$393	$876,920	$51,251	$25	$(28,406)	$900,183
Net income	—	—	—	93,092	—	—	93,092
Issuance of shares, net	10,500,000	105	283,397	—	—	—	283,502
Share grants	47,200	—	577	—	—	—	577
Forfeited share grants	(251)	—	—	—	—	—	—
Other comprehensive loss	—	—	—	—	(50)	—	(50)
Distributions to common shareholders	—	—	—	—	—	(78,613)	(78,613)
Balance at December 31, 2013	49,829,541	498	1,160,894	144,343	(25)	(107,019)	1,198,691
Net income	—	—	—	105,895	—	—	105,895
Issuance of shares, net	10,066,209	101	279,111	—	—	—	279,212
Share grants	64,000	1	1,031	—	—	—	1,032
Other comprehensive income	—	—	—	—	2	—	2
Distributions to common shareholders	—	—	—	—	—	(104,385)	(104,385)
Balance at December 31, 2014	59,959,750	600	1,441,036	250,238	(23)	(211,404)	1,480,447
Net income and other equity adjustments	—	—	(662)	74,748	—	—	74,086
Issuance of shares, net	29,356,800	293	737,338	—	—	—	737,631
Share grants	65,100	1	895	—	—	—	896
Share repurchases	(6,851)	—	(130)	—	—	—	(130)
Forfeited share grants	(770)	—	—	—	—	—	—
Other comprehensive loss	—	—	—	—	(19,564)	—	(19,564)
Distributions to common shareholders	—	—	—	—	—	(157,597)	(157,597)
Distribution to common shareholders of The RMR Group Inc. common stock	—	—	—	—	—	(18,809)	(18,809)
Balance at December 31, 2015	89,374,029	$894	$2,178,477	$324,986	$(19,587)	$(387,810)	$2,096,960

See accompanying notes.

SELECT INCOME REIT

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

	Year Ended December, 31
	2015	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$74,924	$105,895	$93,092
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	72,448	27,122	20,531
Net amortization of debt premiums and discounts and deferred financing fees	5,100	1,579	1,463
Amortization of acquired real estate leases and assumed real estate lease obligations	46,059	12,852	10,768
Amortization of deferred leasing costs	1,058	956	858
Provision for losses on rents receivable	(463)	844	352
Straight line rental income	(27,370)	(16,038)	(12,990)
Loss (gain) on early extinguishment of debt	6,845	(243)	—
Loss on distribution to common shareholders of The RMR Group Inc. common stock	23,717	—	—
Gain on sale of property	—	(116)	—
Other non-cash expenses, net	484	2,061	1,536
Equity in earnings of an investee	(20)	(87)	(334)
Change in assets and liabilities:
Restricted cash	16	—	—
Rents receivable	1,265	2,144	(3,812)
Deferred leasing costs	(1,888)	(1,464)	(1,641)
Other assets	(1,772)	(200)	(975)
Due from related persons	—	—	585
Accounts payable and other liabilities	28,287	(1,594)	1,392
Rents collected in advance	(3,587)	1,051	2,119
Security deposits	436	1,989	(976)
Due to related persons	2,234	(8)	(188)
Net cash provided by operating activities	227,773	136,743	111,780

CASH FLOWS FROM INVESTING ACTIVITIES:
Real estate acquisitions	(2,179,621)	(223,205)	(373,937)
Real estate improvements	(3,797)	(2,175)	(5,669)
Proceeds from sale of properties, net	501,668	116	—
Investment in Affiliates Insurance Company	—	(825)	—
Investment in The RMR Group Inc.	(19,219)	—	—
Net cash used in investing activities	(1,700,969)	(226,089)	(379,606)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common shares, net	—	277,329	283,502
Proceeds from issuance of senior unsecured notes, net	1,433,694	—	—
Proceeds from borrowings	1,819,000	281,000	407,000
Payments of borrowings	(1,593,245)	(370,731)	(343,217)
Deferred financing fees	(23,761)	(388)	(1,194)
Distributions to common shareholders	(157,597)	(104,385)	(78,613)
Repurchase of common shares	(130)	—	—
Distributions to noncontrolling interest	(393)	—	—
Net cash provided by financing activities	1,477,568	82,825	267,478

Increase (decrease) in cash and cash equivalents	4,372	(6,521)	(348)
Cash and cash equivalents at beginning of period	13,504	20,025	20,373
Cash and cash equivalents at end of period	$17,876	$13,504	$20,025

See accompanying notes.

SELECT INCOME REIT

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(dollars in thousands)

	Year Ended December 31,
	2015	2014	2013
SUPPLEMENTAL DISCLOSURES:
Interest paid	$45,078	$11,598	$12,128
Income taxes paid	$293	$92	159

NON-CASH INVESTING ACTIVITIES:
Real estate and investment acquired by issuance of shares	$(736,740)	$—	$—
Real estate acquired by assumption of mortgage notes payable	$(297,698)	$—	$—
Additions to real estate included in accounts payable and other liabilities	$—	$—	$(1,095)
Real estate sold by assumption of mortgage notes payable	$29,955	$—	$—
Working capital assumed	$(13,333)	$—	$—

NON-CASH FINANCING ACTIVITIES:
Issuance of common shares	$—	$—	$577
Assumption of mortgage notes payable	$297,698	$—	$—
Mortgage notes payable assumed in real estate sale	$(29,955)	$—	$—
Issuance of SIR common shares	$736,740	$—	$—
Distribution to common shareholders of The RMR Group Inc. common stock	$(18,809)	$—	$—

See accompanying notes.

SELECT INCOME REIT

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share data)

Note 1. Organization

Select Income REIT, or SIR, we, us or our, was organized as a real estate investment trust, or REIT, under Maryland law on December 19, 2011 as a wholly owned subsidiary of Equity Commonwealth (formerly known as CommonWealth REIT), or EQC, to primarily own and invest in single tenant, net leased properties. On February 16, 2012, we acquired 100% ownership of 30 initial properties ( 251 buildings, leasable land parcels and easements), or the Initial Properties, by means of a contribution from EQC to one of our subsidiaries. On March 12, 2012, we completed our initial public offering, or IPO, and we became a separate publicly owned company.

As of December 31, 2015, we owned 119 properties (360 buildings, leasable land parcels and easements) with a total of approximately 44,706,000 rentable square feet.

Note 2. Summary of Significant Accounting Policies

Basis of Presentation. These consolidated financial statements include our accounts and the accounts of our subsidiaries, which are 100% owned or controlled directly or indirectly by us. The portion of a consolidated subsidiary that is not controlled by us, or the noncontrolling interest, is presented as a liability in our consolidated balance sheet and separately as net income allocated to noncontrolling interest in our consolidated statement of comprehensive income. See Note 8 for further information regarding a property we own pursuant to a joint venture. All intercompany transactions and balances with or among our consolidated subsidiaries have been eliminated.

Real Estate Properties. We record our properties at cost, and we calculate depreciation on real estate investments on a straight line basis over estimated useful lives generally ranging from 7 to 40 years. EQC estimated the purchase price allocations and the useful lives of our Initial Properties and we estimate the purchase price allocations and the useful lives of our other properties. In some circumstances, we engage independent real estate appraisal firms to provide market information and evaluations which are relevant to our purchase price allocations and determinations of useful lives; however, we are ultimately responsible for the purchase price allocations and determinations of useful lives.

We allocate the purchase prices of our properties to land, building and improvements based on determinations of the fair values of these assets assuming the properties are vacant. We determine the fair value of each property using methods similar to those used by independent appraisers. For properties qualifying as acquired businesses under The Financial Accounting Standards Board, or FASB, Accounting Standards Codification 805, Business Combinations, we allocate a portion of the purchase price to above market and below market leases based on the present value (using an interest rate which reflects the risks associated with acquired in place leases at the time each property was acquired by us) of the difference, if any, between (i) the contractual amounts to be paid pursuant to the acquired in place leases and (ii) our estimates of fair market lease rates for the corresponding leases, measured over a period equal to the terms of the respective leases. The terms of below market leases that include bargain renewal options, if any, are further adjusted if we determine that renewal to be probable. We allocate a portion of the purchase price to acquired in place leases and tenant relationships based upon market estimates to lease up the property based on the leases in place at the time of purchase. In making these allocations, we considered factors such as estimated carrying costs during the expected lease up periods, including real estate taxes, insurance and other operating income and expenses and costs, such as leasing commissions, legal and other related expenses, to execute similar leases in current market conditions at the time a property was acquired by us. We allocate this aggregate value between acquired in place lease values and tenant relationships based on our evaluation of the specific characteristics of each tenant’s lease. However, we have not separated the value of tenant relationships from the value of acquired in place leases because such value and related amortization expense is immaterial to the accompanying consolidated financial statements. If the value of tenant relationships becomes material in the future, we may separately allocate those amounts and amortize the allocated amount over the estimated life of the relationships.

We amortize capitalized above market lease values (included in acquired real estate leases in our consolidated balance sheets) and below market lease values (presented as assumed real estate lease obligations in our consolidated balance sheets) as a reduction or increase, respectively, to rental income over the terms of the associated leases. Such amortization resulted in changes to rental income of $3,430,  $196 and ($1,011) during the years ended December 31, 2015, 2014 and 2013, respectively. We amortize the value of acquired in place leases (included in acquired real estate leases in our consolidated balance sheets), exclusive of the value of above market and below market acquired in place leases, or Lease Origination Value, over the terms of the associated leases. Such amortization, which is included in depreciation and amortization expense, totaled $49,489,  $13,048 and $9,758 during the years ended December 31, 2015, 2014 and 2013, respectively. If a lease is terminated prior to its stated expiration, we write off the unamortized amounts relating to that lease.

At December 31, 2015 and 2014, our acquired real estate leases and assumed real estate lease obligations were as follows:

	December 31,
	2015	2014
Acquired real estate leases:
Capitalized above market lease values	$101,446	$44,851
Less: accumulated amortization	(22,577)	(17,396)
Capitalized above market lease values, net	78,869	27,455

Lease Origination Value	568,109	124,576
Less: accumulated amortization	(80,783)	(31,331)
Lease Origination Value, net	487,326	93,245
Acquired real estate leases, net	$566,195	$120,700

Assumed real estate lease obligations:
Capitalized below market lease values	$108,038	$40,323
Less: accumulated amortization	(21,543)	(13,848)
Assumed real estate lease obligations, net	$86,495	$26,475

As of December 31, 2015, the weighted average amortization periods for capitalized above market lease values, lease origination value and capitalized below market lease values were 13.4 years, 10.2 years, and 11.8 years, respectively.  Future amortization of net intangible acquired real estate lease assets and liabilities to be recognized over the current terms of the associated leases as of December 31, 2015 are estimated to be $52,778 in 2016, $51,949 in 2017, $51,013 in 2018, $48,553 in 2019, $47,832 in 2020 and $227,575 thereafter.

We recognize impairment losses on real estate investments when indicators of impairment are present and the estimated undiscounted cash flow from our real estate investments is less than the carrying amount of such real estate investments. Impairment indicators may include declining tenant occupancy, lack of progress releasing vacant space, tenant bankruptcies, low long term prospects for improvement in property performance, weak or declining tenant profitability, cash flow or liquidity, our decision to dispose of an asset before the end of its estimated useful life and legislative or, market or industry changes that could permanently reduce the value of a property. We review our properties for impairment quarterly, or whenever events or changes in circumstances indicate that carrying amounts may not be recoverable. If indicators of impairment are present, we evaluate the carrying value of the related property by comparing it to the expected future undiscounted cash flows expected to be generated from that property. If the sum of these expected future undiscounted cash flows is less than the carrying value, we reduce the net carrying value of the property to its estimated fair value. The determination of undiscounted cash flow includes consideration of many factors including income to be earned from the investment, holding costs (exclusive of interest), estimated selling prices, and prevailing economic and market conditions. Based on these procedures performed, no impairments exist on any of our properties as of December 31, 2015, 2014 and 2013.

Certain of our real estate assets contain hazardous substances, including asbestos. We believe the asbestos at our properties is contained in accordance with current environmental regulations and we have no current plans to remove it. If these properties were demolished today, certain environmental regulations specify the manner in which the asbestos must be removed and we could incur substantial costs complying with such regulations. Due to the uncertainty of the timing and amount of costs we may incur, we cannot reasonably estimate the fair value and we have not recognized a liability in our financial statements for these costs. Certain of our industrial lands in Hawaii may require environmental remediation, especially if the use of those lands is changed; however, we do not have any present plans to change the use of those land parcels or to undertake this environmental cleanup. In general, we do not have any insurance designated to limit any losses that we may incur as a result of known or unknown environmental conditions which are not caused by an insured event, such as, for example, fire or flood, although some of our tenants may maintain such insurance. However, as of December 31, 2015 and 2014, accrued environmental remediation costs totaling $8,160 and $8,150, respectively, were included in accounts payable and other liabilities in our consolidated balance sheets. These accrued environmental remediation costs relate to maintenance of our properties for current uses, and, because of the indeterminable timing of the remediation, these amounts have not been discounted to present value. We do not believe that there are environmental conditions at any of our properties that will have a material adverse effect on us. However, no assurances can be given that such conditions are not present in our properties or that other costs we incur to remediate contamination will not have a material adverse effect on our business or financial condition. Charges for environmental remediation costs are included in other operating expenses in our consolidated statements of comprehensive income.

Cash and Cash Equivalents. We consider highly liquid investments with original maturities of three months or less at the date of purchase to be cash equivalents.

Restricted Cash. Restricted cash consists of amounts escrowed for future real estate taxes, insurance, leasing costs, capital expenditures and debt service, as required by certain of our mortgage debts.

Deferred Leasing Costs. Deferred leasing costs include capitalized brokerage, legal and other fees associated with the successful negotiation of leases, which are amortized to depreciation and amortization expense on a straight line basis over the terms of the respective leases. Deferred leasing costs totaled $10,243 and $9,283 at December 31, 2015 and 2014, respectively, and accumulated amortization of deferred leasing costs totaled $3,022 and $3,087 at December 31, 2015 and 2014, respectively. Included in deferred leasing costs at December 31, 2015, is $45 of estimated costs associated with leases under negotiation. Future amortization of deferred leasing costs to be recognized during the current terms of our existing leases as of December 31, 2015, are estimated to be $1,055 in 2016, $1,004 in 2017, $893 in 2018, $786 in 2019, $713 in 2020 and $2,725 thereafter.

Deferred Financing Fees. Deferred financing fees include capitalized issuance or assumption costs related to borrowings, which are amortized to interest expense over the terms of the respective loans. Deferred financing fees totaled $19,988 and $8,210 at December 31, 2015 and 2014, respectively, and accumulated amortization of deferred financing fees totaled $3,665 and $4,794 at December 31, 2015 and 2014, respectively. Future amortization of deferred financing fees to be recognized with respect to our loans as of December 31, 2015, are estimated to be $3,887 in 2016, $3,956 in 2017, $3,278 in 2018, $2,259 in 2019, $921 in 2020 and $2,022 thereafter.

Other Assets. Other assets consist primarily of deposits on potential acquisitions, our investments in The RMR Group Inc., or RMR Inc., and Affiliates Insurance Company, or AIC, prepaid real estate taxes and other prepaid expenses. Our investment in RMR Inc. is classified as an available for sale security. Available for sale securities are recorded at fair value based on their quoted market price at the end of the reporting period. Unrealized gains and losses on available for sale securities are recorded as a component of cumulative other comprehensive income (loss) in shareholders’ equity. We account for our investment in AIC using the equity method of accounting. Significant influence is present through common representation on the boards of trustees or directors of us and AIC. Our Managing Trustees own ABP Trust, which is the controlling shareholder of RMR Inc. RMR Inc. is the managing member of our manager, The RMR Group LLC, or RMR LLC. Our Managing Trustees are also directors and officers of RMR Inc. and officers of RMR LLC. RMR LLC also provides management and administrative services to AIC, and each of our Trustees is a director of AIC. See Notes 7 and 12 for further information regarding our investments in RMR Inc. and AIC.

We evaluate our equity method investments to determine if there are any events or circumstances (impairment indicators) that are likely to have a significant adverse effect on the fair value of the investment. Fair value estimates consider all available financial information related to the investee. Examples of such impairment indicators include, but are not limited to: a significant deterioration in earnings performance; a significant adverse change in the regulatory or economic environment of an investee; or a significant doubt about an investee’s ability to continue as a going concern. If an impairment indicator is identified, an estimate of the fair value of the investment is compared to its carrying value. If the fair value of the investment is less than its carrying value, a determination is made as to whether the related impairment is other than temporary. For other than temporary impairments, an impairment loss equal to the difference between the investment’s carrying value and its fair value is recognized in earnings to adjust the basis of the investment to its fair value.

We evaluate our investments in available for sale securities to determine if a decline in the fair value below our carrying value is other than temporary. We consider the severity and the duration of the decline, and our ability and intent to hold the investment until recovery when making this assessment. If a decline in fair value is determined to be other than temporary, an impairment loss equal to the difference between the investment’s carrying value and its fair value is recognized in earnings.

Derivative Instruments and Hedging Activities. We account for our derivative instruments at fair value. Accounting for changes in the fair value of a derivative instrument depends on the intended use of the derivative instrument and the designation of the derivative instrument. The change in fair value of the effective portion of the derivative instrument that is not designated as a hedge or that does not meet the hedge accounting criteria are recorded as a gain or loss to operations.

Revenue Recognition. Rental income from operating leases is recognized on a straight line basis over the lives of lease agreements. We defer the recognition of contingent rental income, such as percentage rents, until the specific targets that trigger the contingent rental income are achieved. Contingent rental income recognized for the years ended December 31, 2015, 2014 and 2013, totaled $1,468,  $1,270 and $1,330, respectively. Tenant reimbursements and other income include property level operating expenses and capital expenditures reimbursed by our tenants as well as other incidental revenues. Certain tenants are obligated to pay directly their obligations under their leases for insurance, real estate taxes and certain other expenses. These costs, which have been assumed by the tenants under the terms of their respective leases, are not reflected in our consolidated financial statements. To the extent any tenant responsible for these costs under their respective lease defaults on its lease or it is deemed probable that the tenant will fail to pay for such costs, we would record a liability for such obligation.

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

Cumulative Other Comprehensive Income (Loss). Cumulative other comprehensive income (loss) consists of unrealized gains and losses related to our investments in RMR Inc. and AIC and changes in the fair value of our interest rate derivative.

Use of Estimates. Preparation of these financial statements in conformity with U.S. generally accepted accounting principles, or GAAP, requires us to make estimates and assumptions that may affect the amounts reported in these consolidated financial statements and related notes. The actual results could differ from these estimates. Significant estimates in the consolidated financial statements include the allowance for doubtful accounts, purchase price allocations, useful lives of fixed assets and the assessments of the carrying values and impairments of long lived assets.

Net Income Per Common Share. We calculate basic earnings per common share, or EPS, by dividing net income attributed to SIR by the weighted average number of common shares outstanding during the period. We calculate diluted net income per share using the more dilutive of the two class method or the treasury stock method.

New Accounting Pronouncements. On January 1, 2015, we adopted FASB Accounting Standards Update, or ASU, No. 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. This update amends the criteria for reporting discontinued operations to, among other things, raise the threshold for disposals to qualify as discontinued operations. This update reduces the number of future property dispositions we are required to present as discontinued operations in our consolidated financial statements.

In February 2015, the FASB issued ASU No. 2015-02, Consolidation. Among other things, this update changes how an entity determines the primary beneficiary of a variable interest entity. This update is effective for interim and annual periods beginning after December 15, 2015, with early adoption permitted. The implementation of this update is not expected to have a material impact on our consolidated financial statements.

In April 2015, the FASB issued ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs, which requires debt issuance costs to be presented in the balance sheet as a direct deduction from the associated debt liability. In August 2015, the FASB clarified the previous ASU and issued ASU No. 2015-15, Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements – Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2018 EITF Meeting, which addresses the presentation of debt issuance costs related to line of credit arrangements. These updates are effective for interim and annual reporting periods beginning after December 15, 2015 and require retrospective application. The implementation of these updates is not expected to cause any material changes to our consolidated financial statements other than the reclassification of debt issuance costs from assets to contra liabilities on our consolidated balance sheets. Debt issuance costs related to our revolving credit facility will remain classified as assets in accordance with ASU 2015-15. When these updates are adopted, deferred financing costs of $11,772 and $1,689 as of December 31, 2015 and 2014, respectively, will be reclassified from assets to the related debt obligations on our consolidated balance sheets.

In May 2014, the FASB issued ASU No. 2014-09, Revenue From Contracts With Customers, which outlines a comprehensive model for entities to use in accounting for revenue arising from contracts with customers. This ASU states that “an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.” While this ASU specifically references contracts with customers, it may apply to certain other transactions such as the sale of real estate or equipment. In July 2015, the FASB approved a one year deferral of the effective date for this ASU to interim and annual reporting periods beginning after December 15, 2017. We are continuing to evaluate this guidance; however, we do not expect its adoption to have a material impact on our consolidated financial statements, as a substantial portion of our revenue consists of rental income from leasing arrangements, which are specifically excluded from this ASU.

In September 2015, the FASB issued ASU No. 2015-16, Simplifying the Accounting for Measurement-Period Adjustments, which eliminates the requirement for an acquirer in a business combination to account for measurement-period adjustments retrospectively. Instead, acquirers must recognize measurement-period adjustments during the period in which they determine the amounts, including the effect on earnings of any amounts they would have recorded in previous periods if the accounting had been completed at the acquisition date. This update is effective for interim and annual periods beginning after December 15, 2015, with early adoption permitted. The implementation of this update is not expected to have a material impact on our consolidated financial statements.

In January 2016, the FASB issued ASU No. 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities, which changes how entities measure certain equity investments and presents changes in the fair value of financial liabilities measured under the fair value option that are attributable to their own credit. This update is effective for interim and annual periods beginning after December 15, 2017, with early adoption permitted subject to certain conditions. We are continuing to evaluate this guidance; however, we expect the implementation of this guidance will change our accounting for our available for sale equity investments. Currently, changes in fair value of these investments are recorded through other comprehensive income. Under this ASU, these changes will be recorded through earnings.

Note 3. Real Estate Properties

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

At the effective time of the CCIT Merger, we acquired CCIT’s full property portfolio which included 64 office and industrial net leased properties (73 buildings), or the 64 CCIT Properties, as well as 23 healthcare properties which we sold concurrently to Senior Housing Properties Trust, or SNH. The total consideration for our acquisition of CCIT’s full portfolio was $2,990,210, including the assumption of $297,698 of mortgage debt principal (of which $29,955 was assumed by SNH in our sale of the healthcare properties to SNH) and excluding acquisition related costs. Pursuant to the terms of the Merger Agreement, we paid $1,245,321 in cash and issued 28,439,111 of our common shares at a value of $25.20 per share, or an aggregate of $716,666, to former holders of CCIT common stock. Total consideration we received related to the 23 healthcare properties we sold to SNH was $531,923, including the assumption of $30,255 of mortgage debt principal and loan assumption costs. The following tables summarize the total consideration, the estimated fair values of the assets acquired and liabilities assumed in the CCIT Merger and the net purchase price after the completion of our sale of the 23 healthcare properties to SNH:

Total Purchase Price (excluding acquisition costs):
Aggregate share consideration	$716,666
Assumed working capital	(3,794)
Assumed mortgage principal	297,698
Non-cash portion of purchase price	1,010,570
Cash consideration paid to former holders of CCIT common stock	1,245,321
CCIT shareholders distribution, debt and loan assumption costs paid at closing	734,319
Cash portion of purchase price	1,979,640
Gross purchase price	$2,990,210

Purchase Price Allocation:
Land	$315,352
Buildings and improvements	2,260,870
Acquired real estate leases	492,997
Cash	17,127
Restricted cash	1,145
Rents receivable	4,354
Other assets	565
Total assets	3,092,410

Mortgage notes payable (1)	(299,710)
Fair value of derivative instrument (2)	(1,779)
Accounts payable and accrued expenses	(8,142)
Assumed real estate lease obligations	(71,701)
Rents collected in advance	(10,194)
Security deposits	(1,061)
Amount allocated to noncontrolling interest	(3,517)
Net assets acquired	2,696,306

Assumed working capital	(3,794)
Assumed principal balance of debt	297,698

Gross purchase price	$2,990,210

Reconciliation to Net Purchase Price (excluding acquisition costs):
Gross purchase price	$2,990,210
Proceeds from properties sold to SNH	(501,668)
Mortgage principal assumed by SNH, including loan assumption costs of $300 (3)	(30,255)
Net purchase price	$2,458,287

(1)	Includes the fair value adjustment totaling $2,012 on $297,698 of mortgage principal assumed in connection with the CCIT Merger.
(2)	Represents the fair value of an interest rate swap agreement relating to a $41,000 mortgage note assumed in connection with the CCIT Merger.
(3)	Excludes the fair value adjustment totaling $1,073.

In accordance with GAAP, we accounted for the CCIT Merger as a business combination with SIR treated as the acquirer of CCIT for accounting purposes. Under business combination accounting rules, the assets acquired and liabilities assumed were recorded as of the acquisition date, at their respective estimated fair value, and added to those of SIR. We allocated the purchase price of this acquisition based on the estimated fair values of the acquired assets and liabilities assumed in a manner consistent with our purchase price allocation accounting policy described in Note 2. We engaged an independent real estate consulting firm to assist us with determining the purchase price allocations and to provide market information and evaluations which are relevant to purchase price allocations and determinations of useful lives. As of the date acquired, the weighted average amortization periods for capitalized above market lease values, lease origination value and capitalized below market lease values were 10.2 years, 11.4 years and 12.3 years, respectively.

During the year ended December 31, 2015, in addition to the 64 CCIT Properties, we also acquired four properties (six buildings) with a combined 890,904 rentable square feet and an ancillary land parcel adjacent to one of our existing properties for an aggregate purchase price of $217,100, excluding acquisition related costs. We accounted for these acquisitions as business combinations and allocated the purchase prices of these acquisitions based on the estimated fair value of the acquired assets and assumed liabilities as follows:

								Assumed
							Acquired	Real Estate	Other
		Properties/	Square	Purchase		Building and	Real Estate	Lease	Assumed
Date	Location	Buildings	Feet	Price (1)	Land	Improvements	Leases	Obligations	Liabilities
April 2015	Phoenix, AZ	1 / 1	106,397	$16,850	$2,490	$10,799	$3,649	$(78)	$(10)
April 2015	Birmingham, AL	—	—	2,000	2,000	—	—	—	—
July 2015	Richmond, VA	1 / 3	88,890	12,750	2,401	7,289	3,060	—	—
July 2015	Kansas City, MO	1 / 1	595,607	153,500	4,263	73,891	75,346	—	—
November 2015	Parsippany, NJ	1 / 1	100,010	32,000	4,188	14,919	12,893	—	—
		4 / 6	890,904	$217,100	$15,342	$106,898	$94,948	$(78)	$(10)

(1)	Purchase price excludes acquisition related costs.

We committed $6,036 for expenditures related to tenant improvements and leasing costs for approximately 1,831,000 square feet of leases executed during 2015. Committed but unspent tenant related obligations based on existing leases as of December 31, 2015, were $4,775.

The future minimum lease payments scheduled to be received by us during the current terms of our leases as of December 31, 2015 are as follows:

Minimum
Lease
Year	Payment
2016	$357,349
2017	361,704
2018	362,959
2019	355,887
2020	354,711
Thereafter	2,409,787
$4,202,397

Pro Forma Information (Unaudited):

The following table presents our pro forma results of operations for the years ended December 31, 2015 and 2014 as if the CCIT Merger and the related financing activities described above and in Note 6, had occurred on January 1, 2014. In addition to the 64 CCIT Properties, this pro forma data also includes four additional properties (six buildings) we acquired in 2015 for an aggregate purchase price of $215,100, excluding acquisition costs, three properties (three buildings) we acquired during 2014 for an aggregate purchase price of $222,230, excluding acquisition related costs, and 10,000,000 of our common shares we sold during 2014 in a public offering at a price of $29.00 per share as if these transactions had occurred on January 1, 2014. This pro forma data is not necessarily indicative of what our actual results of operations would have been for the periods presented, nor does it represent the results of operations for any future period. Differences could result from numerous factors, including future changes in our portfolio of investments, changes in interest rates, changes in our capital structure, changes in net property level operating expenses, changes in property level revenues, including rents expected to be received from our existing leases or leases we may enter into during and after 2016, and for other reasons.

	Year Ended
	December 31,
	2015	2014
Total revenues	$458,430	$448,585
Net income attributed to SIR	$99,094	$114,525
Net income attributed to SIR per share	$1.11	$1.28

During the year ended December 31, 2015, we recognized revenues of $215,585 and operating income of $77,558, arising from our 2014 and 2015 acquisitions.

During the fourth quarter of 2015, we ceased marketing for sale 13 properties with approximately 639,000 rentable square feet and reclassified them from held for sale to held and used status.

Note 4. Tenant Concentration and Segment Information

We operate in one business segment: ownership of properties that include buildings and leased industrial lands that are primarily net leased to single tenants, with no one tenant accounting for more than 10% of our total revenues. A “net leased property” or a property being “net leased” means that the building or land lease requires the tenant to pay rent and pay, or reimburse us, for all, or substantially all, property level operating expenses and capital expenditures, such as real estate taxes, insurance, utilities, maintenance and repairs, other than, in certain circumstances, roof and structural element related expenditures; in some instances, tenants instead reimburse us for all expenses in excess of certain amounts included in the stated rent. We define a single tenant leased building or land parcel as a building or land parcel with at least 90% of its rentable square footage leased to one tenant. Our buildings and lands are primarily leased to single tenants; however, we also own some multi-tenant buildings on the island of Oahu, HI, and one mainland multi-

tenant office building. For the years ended December 31, 2015, 2014 and 2013, approximately 21.0%,  38.2% and 43.4%, respectively, of total revenues was from 11 properties ( 229 buildings, leasable land parcels and easements) with a combined approximately 17,778,000 rentable square feet that we own on Oahu, HI.

Note 5. Derivatives and Hedging Activities

Risk Management Objective of Using Derivatives:

We are exposed to certain risks relating to our ongoing business operations, including the effect of changes in interest rates. We use derivative instruments to manage only a part of our interest rate risk. We have an interest rate swap agreement to manage our interest rate risk exposure on a $41,000 mortgage note due 2020, with interest payable at a rate equal to a spread over LIBOR. We assumed this mortgage note and related interest rate swap agreement in connection with the CCIT Merger.

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

Cash Flow Hedges of Interest Rate Risk:

We record all derivatives on the balance sheet at fair value. The following table summarizes the terms of our outstanding interest rate swap agreement, which we designate as a cash flow hedge:

Fair Value
		Notional				of Liability
		Amount as of	Interest	Effective	Maturity	as of
	Balance Sheet Location	December 31, 2015	Rate (1)	Date	Date	December 31, 2015
Interest Rate Swap	Accounts Payable and Other Liabilities	$ 41,000	4.16%	1/29/2015	8/3/2020	$ 1,259

(1)	The interest rate consists of the underlying index swapped to a fixed rate and the applicable interest rate spread.

The interest rate swap agreement manages our interest rate risk exposure on $41,000 of mortgage debt due in 2020, which requires interest at LIBOR plus 200 basis points. The interest rate swap agreement qualifies as a cash flow hedge and effectively modifies our exposure to interest rate risk by converting this loan from a floating to a fixed interest rate basis through the August 3, 2020 maturity date of the loan, thus reducing the impact of interest rate changes on future interest expense. This agreement involves the receipt of floating interest rate amounts in exchange for fixed rate interest payments over the life of the agreement without an exchange of the underlying principal amount. The fair value of our derivative instrument liability changed by $276 from the closing of the CCIT Merger to December 31, 2015, based primarily on changes in market interest rates. We may enter into additional interest rate swaps or hedge agreements to manage some of our additional interest rate risk associated with our other floating rate borrowings. The table below presents the effects of our interest rate derivative on our consolidated statements of comprehensive income for the year ended December 31, 2015:

Year
Ended
December 31, 2015
Amount of gain recognized in cumulative
other comprehensive income (effective portion)	$61
Amount of gain reclassified from cumulative
other comprehensive income into
interest expense (effective portion)	$215

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in cumulative other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The ineffective portions of the change in fair value of the interest rate swap agreement were considered immaterial for the year ended December 31, 2015. Additional disclosures related to the fair value of this derivative instrument are included in Note 7. The notional amount under the interest rate swap agreement is an indication of the extent of our involvement in the instrument, but does not represent exposure to credit, interest rate or market risks. During the twelve months ending December 31, 2016, we currently estimate that an additional $403 may be reclassified from other comprehensive income as an increase to interest expense.

Credit-Risk-Related Contingent Features:

Under an agreement with our derivative counterparty, if we either default or are capable of being declared in default on any of our indebtedness, then we could also be declared in default on our derivative obligation.

As of December 31, 2015, the fair value of our interest rate swap was a liability of $1,259, including accrued interest. As of December 31, 2015, we had not posted any collateral related to this agreement and we were not in breach of any agreement provisions. If we had breached any of the provisions, we could have been required to settle our obligation under the agreement at the termination value.

Note 6. Indebtedness

At December 31, 2015 and 2014, our outstanding indebtedness consisted of the following:

	December 31,
	2015	2014
Revolving credit facility, due in 2019	$303,000	$77,000
Term loan, due in 2020	350,000	350,000
Senior unsecured notes, 2.85%, due in 2018	350,000	-
Senior unsecured notes, 3.60%, due in 2020	400,000	-
Senior unsecured notes, 4.15%, due in 2022	300,000	-
Senior unsecured notes, 4.50%, due in 2025	400,000	-
Mortgage note payable, LIBOR plus 160 bps, due in 2016 (1)	40,233	-
Mortgage note payable, 5.950%, due in 2017 (1)	17,755	17,999
Mortgage note payable, 4.50%, due in 2019 (1) (2)	2,000	-
Mortgage note payable, 4.50%, due in 2019 (1) (2)	2,400	-
Mortgage note payable, 3.87%, due in 2020 (1) (2)	12,360	-
Mortgage note payable, 4.16%, due in 2020 (1) (3)	41,000	-
Mortgage note payable, 3.99%, due in 2020 (1) (2)	48,750	-
Mortgage note payable, 3.55%, due in 2023 (1) (2)	71,000	-
Mortgage note payable, 3.70%, due in 2023 (1) (2)	50,000	-
	2,388,498	444,999
Plus: net premiums and (discounts)	(13,119)	817
	$2,375,379	$445,816

(1)

We assumed all of these mortgage notes in connection with our acquisition of certain properties. The stated interest rates for these mortgage debts are the contractually stated rates; we recorded the assumed mortgages at estimated fair value on the date of acquisition, and we amortize the fair value premiums to interest expense over the respective terms of the mortgage notes to reduce interest expense to the estimated market interest rates as of the date of acquisition.

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

On January 9, 2015, we replaced our then existing $750,000 unsecured revolving credit facility and $350,000 unsecured term loan with a new credit agreement providing $1,100,000 in aggregate borrowing availability, or the credit agreement. The credit agreement replaced our prior revolving credit facility maturing on March 11, 2016 with a new $750,000 unsecured revolving credit facility that has a maturity date of March 29, 2019, interest payable on borrowings of LIBOR plus 105 basis points and a facility fee of 20 basis points per annum, based on the total amount of lending commitments. Both the interest rate premium and the facility fee for the new revolving credit facility are subject to adjustment based on changes to our credit ratings. Upon the payment of an extension fee and meeting certain other conditions, we have the option to extend the maturity date of the new revolving credit facility to March 29, 2020. As of December 31, 2015 and 2014, the annual interest rate payable on borrowings under our applicable revolving credit facility was 1.44% and 1.39%, respectively. The weighted average annual interest rate for borrowings under our new and prior revolving credit facility was 1.25%,  1.45% and 1.50% for the years ended December 31, 2015, 2014 and 2013, respectively. We can borrow, repay and reborrow funds available under our revolving credit facility until maturity, and no principal repayment is due until maturity. As of December 31, 2015 and February 12, 2016, we had $303,000 and $313,000, respectively, outstanding under our revolving credit facility and $447,000 and $437,000, respectively, available to borrow under our revolving credit facility.

The credit agreement also replaced our prior term loan maturing on July 11, 2017 with a new $350,000 unsecured term loan that has a maturity date of March 31, 2020 and interest payable on the amount outstanding of LIBOR plus 115 basis points. The interest rate premium for the new term loan is subject to adjustment based on changes to our credit ratings. As of December 31, 2015 and 2014, the annual interest rate payable for the amount outstanding under our applicable term loan was 1.39% and 1.57%, respectively. The weighted average annual interest rate for the amount outstanding under our new and prior term loan was 1.34%,  1.69% and 1.74% for the years ended December 31, 2015, 2014 and 2013, respectively.

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

The credit agreement and our senior unsecured notes indenture and its supplement provide for acceleration of payment of all amounts due thereunder upon the occurrence and continuation of certain events of default, such as, in the case of our credit agreement, a change of control of us, which includes RMR LLC ceasing to act as our business manager and property manager. Our senior unsecured notes indenture and its supplement and our credit agreement also contain a number of covenants, including covenants that restrict our ability to incur debts or to make distributions under certain circumstances, and generally require us to maintain certain financial ratios. We believe we were in compliance with the terms and conditions of the respective covenants under our senior unsecured notes indenture and its supplement and our credit agreement at December 31, 2015.

During the year ended December 31, 2015, we recognized a loss on early extinguishment of debt aggregating $6,845 from the write off of unamortized deferred financing fees related to the repayment and termination of the bridge loan that was entered in connection with the CCIT Merger, our prior revolving credit facility and our prior term loan.

At December 31, 2015, nine of our properties (12 buildings) with a net book value of $457,843 had secured mortgage notes we assumed in connection with our acquisition of those properties. The aggregate principal amount outstanding under these mortgage notes as of December 31, 2015, was $285,498. These mortgage notes are non‑recourse, subject to certain limited exceptions and do not contain any material financial covenants.

The required principal payments due during the next five years and thereafter under all our outstanding debt as of December 31, 2015 are as follows:

	Principal
Year	Payment
2016	$40,525
2017	17,571
2018	350,304
2019	307,926
2020	851,172
Thereafter	821,000
	$2,388,498	(1)

(1)	Total debt outstanding as of December 31, 2015, including unamortized discounts of $14,368 and unamortized premiums of $1,249, was $2,375,379.

Note 7. Fair Value of Assets and Liabilities

The table below presents certain of our assets and liabilities measured at fair value at December 31, 2015, categorized by the level of inputs, as defined in the fair value hierarchy under GAAP, used in the valuation of each asset and liability:

		Fair Value at Reporting Date Using
		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
		Identical Assets	Observable Inputs	Inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)
Recurring Fair Value Measurements:
Assets:
Investment in RMR Inc. (1)	$22,866	$22,866	$—	$—

Liabilities:
Interest rate swap (2)	$(1,259)	$—	$(1,259)	$—

Non-Recurring Fair Value Measurements:
Liabilities:
Noncontrolling interest (3)	$(3,962)	$—	$-	$(3,962)

(1)

Our 1,586,836 shares of class A common stock of RMR Inc., which are included in other assets in our consolidated balance sheets, are reported at fair value which is based on quoted market prices (Level 1 inputs). Our historical cost basis for these shares is $42,686. The unrealized loss of $19,820 for these shares as of December 31, 2015 is included in cumulative other comprehensive loss in our consolidated balance sheets. We evaluated the decline in the fair value of the RMR Inc. shares and determined that based on the severity and duration of the decline, and our ability and intent to hold the investment for a reasonable period of time sufficient for a forecasted recovery of fair value, we do not consider the investment to be other-than-temporarily impaired at December 31, 2015.

(2)

As discussed in Note 5, we assumed an interest rate swap agreement on a $41,000 mortgage note assumed in connection with the CCIT Merger. This interest rate swap agreement is carried at fair value and is included in accounts payable and other liabilities in our consolidated balance sheets and is valued using Level 2 inputs. The fair value of this instrument is determined using interest rate pricing models. Considerable judgment is necessary to develop estimated fair values of financial assets and liabilities. Accordingly, the estimate presented in the table above is not necessarily indicative of the amount for which we could be liable upon extinguishment of the liability.

(3)

As discussed in Note 8, one of the properties we acquired in connection with the CCIT Merger is owned pursuant to a joint venture arrangement. In December 2015, the joint venture partner exercised an option which requires us to purchase their 11.0% ownership interest at fair market value in January 2016 (Level 3 inputs). As of December 31, 2015, the estimated fair value of this liability is included in accounts payable and other liabilities in our consolidated balance sheet.

In addition to the assets and liabilities described in the table above, our financial instruments include cash and cash equivalents, restricted cash, rents receivable, a revolving credit facility, a term loan, senior unsecured notes, mortgage notes payable, accounts payable, rents collected in advance, security deposits and amounts due to related persons. At December 31, 2015 and 2014, the fair value of our financial instruments approximated their carrying values in our consolidated financial statements, except as follows:

	At December 31, 2015		At December 31, 2014
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
Senior unsecured notes	$1,435,632	$1,435,420	$-	$-
Mortgage notes payable	$246,514	$242,435	$18,816	$19,401

We estimate the fair value of our senior unsecured notes using quotes prices of the notes as of the measurement date (Level 1 inputs). We estimate the fair value of our mortgage notes payable using discounted cash flow analyses and currently prevailing market rates as of the measurement date (Level 3 inputs). Because Level 3 inputs are unobservable, our estimated fair value may differ materially from the actual fair value.

Note 8. Noncontrolling Interest

One of the properties acquired in connection with the CCIT Merger is owned pursuant to a joint venture arrangement. The joint venture was formed by CCIT on December 19, 2013 to own and manage an office building with approximately 344,000 square feet in Duluth, GA. Pursuant to the joint venture agreement, the joint venture partner had the right to exercise an option after two years which requires us to purchase the remaining 11.0% ownership interest of the joint venture partner at fair market value. Upon the closing of the CCIT Merger, we determined that we had a controlling interest in this joint venture and therefore met the GAAP requirements for consolidation under the voting model. We initially recorded the noncontrolling interest in this joint venture at its acquisition date fair value of $3,517 and classified it as temporary equity due to the redemption option existing outside of our control. The portion of the joint venture’s net income and comprehensive income not allocated to us, or $176 for the year ended December 31, 2015, is reported as noncontrolling interest in our consolidated statements of comprehensive income. As of December 31, 2015, this joint venture held real estate assets with an aggregate net book value of $56,177 and was encumbered by variable rate mortgage debt of $40,233.

In December 2015, the joint venture partner exercised the option which requires us to purchase their 11.0% ownership interest at fair market value. Accordingly, in January 2016, we reached an agreement with the joint venture partner to acquire the remaining 11.0% ownership interest. As of December 31, 2015, the noncontrolling interest is estimated at fair value and is presented as a liability and included in accounts payable and other liabilities in our consolidated balance sheet. See Note 7 for further information regarding the fair value of this liability.

Note 9. Shareholders’ Equity

Share Awards:

We have common shares available for issuance under the terms of our equity compensation plan adopted in 2012, or the 2012 Plan. As described in Note 12, we granted restricted common shares to our officers and certain employees of RMR LLC in 2015, 2014 and 2013. We also granted each of our Trustees 2,500 restricted common shares with an aggregate value of $287  ($57 per Trustee), 2,500 restricted common shares with an aggregate value of $385  ( $77 per Trustee) and 2,000 restricted common shares with an aggregate value of $276  ( $55 per Trustee) in 2015, 2014 and 2013, respectively, as part of their annual compensation. The values of the share grants were based upon the closing price of our common shares on the New York Stock Exchange, or the NYSE, on the dates of grants. The common shares granted to our Trustees vested immediately. The common shares granted to our officers and certain employees of RMR LLC vest in five equal annual installments beginning on the date of grant. We include the value of granted shares in general and administrative expenses ratably over the vesting period.

A summary of shares granted, vested and forfeited under the terms of the 2012 Plan for the years ended December 31, 2015, 2014 and 2013 is as follows:

		Weighted
		Average
	Number	Grant Date
	of Shares	Fair Value
Unvested shares at December 31, 2012	17,714	$24.84

2013 Activity:
Granted	47,200	$25.37
Vested	(22,120)	$26.12
Forfeited	(251)	$24.80
Unvested shares at December 31, 2013	42,543	$24.79

2014 Activity:
Granted	64,000	$26.64
Vested	(36,694)	$27.39
Unvested shares at December 31, 2014	69,849	$25.29

2015 Activity:
Granted	65,100	$19.36
Vested	(44,929)	$19.94
Forfeited	(770)	$22.38
Unvested shares at December 31, 2015	89,250	$22.11

The 89,250 unvested shares as of December 31, 2015 are scheduled to vest as follows: 31,090 shares in 2016; 27,140 shares in 2017, 20,500 shares in 2018 and 10,520 shares in 2019. As of December 31, 2015, the estimated future compensation expense for the unvested shares was approximately $1,769 based on the closing share price of our common shares on December 31, 2015 of $19.82. The weighted average period over which the compensation expense will be recorded is approximately 22 months. During the years ended December 31, 2015, 2014 and 2013, we recorded $935,  $984 and $645, respectively, of compensation expense related to our 2012 Plan.

At December 31, 2015, 2,798,980 common shares remain available for issuance under the 2012 Plan.

Share Issuances:

In connection with the CCIT Merger in January 2015, we issued 28,439,111 of our common shares to former holders of CCIT common stock.

On June 5, 2015, we issued 880,000 of our common shares in connection with our acquisition of an interest in RMR Inc., as further described in Note 12.

On September 24, 2015, we purchased an aggregate of 6,851 of our common shares valued at $19.04 per common share, the closing price of our common shares on the NYSE on that day, from certain of our officers and other employees of RMR LLC in satisfaction of tax withholding and payment obligations in connection with the vesting of awards of restricted common shares.

During the year ended December 31, 2015, we issued 37,689 of our common shares to RMR LLC as part of the business management fees payable by us under our business management agreement. See Note 12 for further information regarding this agreement.

Distributions:

During the year ended December 31, 2015, we paid distributions on our common shares as follows:

Declaration	Record	Paid	Distributions		Total
Date	Date	Date	Per Share		Distributions
1/12/2015	1/23/2015	2/24/2015	$0.4800		$28,782
1/16/2015	1/28/2015	2/27/2015	0.1493	(1)	8,953
4/13/2015	4/24/2015	5/21/2015	0.3444	(2)	30,511
7/13/2015	7/24/2015	8/20/2015	0.5000		44,664
10/12/2015	10/23/2015	11/19/2015	0.5000		44,687
11/16/2015	11/27/2015	12/14/2015	0.2100	(3)	18,809
			$2.1837		$176,406

(1)

This prorated distribution was calculated based upon our historical quarterly dividend rate ($0.48 per share per quarter) for the period from January 1, 2015 to January 28, 2015, its payment was conditioned upon the closing of the CCIT Merger and it was intended to permit us to align the two companies’ distributions for the first quarter of 2015.

(2)

This prorated distribution was calculated based on a quarterly distribution rate of $0.50 per share for the period from and including January 29, 2015 (the effective date of the CCIT Merger) through March 31, 2015.

(3)

As described in Note 12, on December 14, 2015, we distributed 1,580,055 shares, or 0.0177 of a share for each of our common shares, of RMR Inc. shares of class A common stock we owned to our shareholders as a special distribution. The difference between the cost basis and fair value of those shares on the date of distribution of $23,717 was recorded as a loss on distribution to common shareholders of RMR Inc. common stock in our consolidated statements of comprehensive income.

On January 11, 2016, we declared a regular quarterly distribution of $0.50 per common share, or approximately $44,700, to shareholders of record on January 22, 2016. We expect to pay this distribution on or about February 23, 2016.

Distributions per share paid or payable by us to our common shareholders for the years ended December 31, 2015, 2014 and 2013 were $2.1837,  $1.90 and $1.76, respectively. The distribution of shares of class A common stock of RMR Inc. described above resulted in a taxable in-kind distribution of $0.21 for each of our common shares. The characterization of our distributions for 2015 was 54.33% ordinary income, 39.77% capital gain, 4.96% unrecaptured Section 1250 gain and 0.94% qualified dividend, and for 2014 was 98.64% ordinary income and 1.36% return of capital. The characterization of our distributions paid in 2013 was 100.0% ordinary income.

Note 10. Cumulative Other Comprehensive Income (Loss)

The following table presents a roll forward of amounts recognized in cumulative other comprehensive income (loss) by component for the years ended December 31, 2015, 2014 and 2013:

	Unrealized Loss	Unrealized	Equity in
	on Investment in	Gains	Unrealized Gain
	Available for	on Derivative	(Loss) of an
	Sale Securities	Instruments (1)	Investee (2)	Total
Balance at December 31, 2012	$—	$—	$25	$25

Other comprehensive loss before reclassifications	—	—	(40)	(40)
Amounts reclassified from cumulative other
comprehensive loss to net income	—	—	(10)	(10)
Net current period other comprehensive loss	—	—	(50)	(50)
Balance at December 31, 2013	—	—	(25)	(25)

Other comprehensive income before reclassifications	—	—	45	45
Amounts reclassified from cumulative other
comprehensive income to net income	—	—	(43)	(43)
Net current period other comprehensive income	—	—	2	2
Balance at December 31, 2014	—	—	(23)	(23)

Other comprehensive income (loss) before				—
reclassifications	(19,820)	61	(99)	(19,858)
Amounts reclassified from cumulative other
comprehensive income (loss) to net income	—	215	79	294
Net current period other comprehensive income (loss)	(19,820)	276	(20)	(19,564)
Balance at December 31, 2015	$(19,820)	$276	$(43)	$(19,587)

(1)Amounts reclassified from cumulative other comprehensive income is included in interest expense in our consolidated statements of comprehensive income.

(2) Amounts reclassified from cumulative other comprehensive income (loss) is included in equity in earnings of an investee in our consolidated statements of comprehensive income.

Note 11. Weighted Average Common Shares

We calculate basic earnings per common share by dividing net income attributed to SIR by the weighted average number of common shares outstanding during the period. We calculate diluted earnings per common share by using the more dilutive of the two class method or the treasury stock method. Unvested share awards and other potentially dilutive common shares, and the related impact on earnings, are considered when calculating diluted earnings per share. The following table provides a reconciliation of the weighted average number of common shares used in the calculation of basic and diluted earnings per share (in thousands):

	Year Ended December 31,
	2015	2014	2013
Weighted average common shares for basic earnings per share	86,699	55,964	44,539
Effect of dilutive securities	9	71	53
Weighted average common shares for diluted earnings per share	86,708	56,035	44,592

Note 12. Related Person Transactions

We have adopted written Governance Guidelines that describe the consideration and approval of related person transactions. Under these Governance Guidelines, we may not enter into a transaction in which any Trustee or executive officer, any member of the immediate family of any Trustee or executive officer or other related person, has or will have a direct or indirect material interest unless that transaction has been disclosed or made known to our Board of Trustees and our Board of Trustees reviews and approves or ratifies the transaction by the affirmative vote of a majority of the disinterested Trustees, even if the disinterested Trustees constitute less than a quorum. If there are no disinterested Trustees, the transaction must be reviewed, authorized and approved or ratified by both (i) the affirmative vote of a majority of our Board of Trustees and (ii) the affirmative vote of a majority of our Independent Trustees. In determining whether to approve or ratify a transaction, our Board of Trustees, or disinterested Trustees or Independent Trustees, as the case may be, also act in accordance with any applicable provisions of our declaration of trust and bylaws, consider all of the relevant facts and circumstances and approve only those transactions that they determine are fair and reasonable to us. All related person transactions described below were reviewed and approved or ratified by a majority of the disinterested Trustees or otherwise in accordance with our policies, declaration of trust and bylaws, each as described above. In the case of transactions with us by employees of RMR Inc. and its subsidiaries who are subject to our Code of Business Conduct and Ethics, but who are not Trustees or executive officers of us, the employee must seek approval from an executive officer who has no interest in the matter for which approval is being requested. Copies of our Governance Guidelines and Code of Business Conduct and Ethics are available on our website, www.sirreit.com.

Our Manager, RMR LLC.  We have no employees. The personnel and various services we require to operate our business are provided to us by RMR LLC. We have two agreements with RMR LLC to provide management services to us: (i) a business management agreement, which relates to our business generally, and (ii) a property management agreement, which relates to our property level operations, both of which are described below in this Note under “—Management Agreements with RMR LLC.”

One of our Managing Trustees, Mr. Barry Portnoy is a Managing Director, officer and controlling shareholder (through ABP Trust) of RMR Inc. and an officer of RMR LLC. Our other Managing Trustee, Mr. Adam Portnoy, is a Managing Director, President and Chief Executive Officer and a controlling shareholder (through ABP Trust) of RMR Inc. and an officer of RMR LLC. ABP Trust is owned by Messrs. Barry and Adam Portnoy. Messrs. Barry and Adam Portnoy also own class A membership units of RMR LLC through their ownership of ABP Trust. Each of our executive officers is also an officer of RMR LLC. Our Independent Trustees also serve as independent directors or independent trustees of other companies to which RMR LLC or its affiliates provide management services.  Mr. Barry Portnoy serves as a director, managing director, trustee or managing trustee of those companies and Mr. Adam Portnoy serves as a director, trustee or managing trustee of a majority of those companies. In addition, officers of RMR LLC and RMR Inc. serve as our officers and officers of other companies to which RMR LLC or its affiliates provide management services.

Acquisition of Interest in our Manager.  On June 5, 2015, we and three other REITs to which RMR LLC provides management services – Government Properties Income Trust, or GOV, Hospitality Properties Trust, or HPT, and SNH, and collectively with GOV and HPT, the Other REITs – participated in a transaction, or the Up-C Transaction, by which we and the Other REITs each acquired class A common stock of RMR Inc.

The Up-C Transaction was completed pursuant to a transaction agreement by and among us, our manager, RMR LLC, its then sole member, ABP Trust, and RMR Inc. and similar transaction agreements that each Other REIT entered into with RMR LLC, ABP Trust and RMR Inc. Pursuant to these transaction agreements: we contributed to RMR Inc. 880,000 of our common shares and $15,880 in cash; GOV contributed to RMR Inc. 700,000 of its common shares and $3,917 in cash;  HPT contributed to RMR Inc. 1,490,000 of its common shares and $12,622 in cash; SNH contributed to RMR Inc. 2,345,000 of its common shares and $13,967 in cash; ABP Trust contributed to RMR Inc. $11,520 in cash, which RMR Inc. contributed to RMR LLC; RMR LLC issued 1,000,000 of its class B membership units to RMR Inc.; RMR Inc. issued 3,166,891 shares of its class A common stock to us, 1,541,201 shares of its class A common stock to GOV, 5,019,121 shares of its class A common stock to HPT, 5,272,787 shares of its class A common stock to SNH, and 1,000,000 shares of its class B-1 common stock and 15,000,000 shares of its class B-2 common stock to ABP Trust; ABP Trust delivered 15,000,000 of the 30,000,000 class A membership units of RMR LLC which ABP Trust then owned to RMR Inc.; and RMR Inc. delivered to ABP Trust our common shares, the common shares of the Other REITs and the cash which had been contributed by us and the Other REITs to RMR Inc.

The class A common stock and class B-1 common stock of RMR Inc. share ratably as a single class in dividends and other distributions of RMR Inc. when and if declared by the board of directors of RMR Inc. and have the same rights in a liquidation of RMR Inc. The class B-1 common stock of RMR Inc. is convertible into class A common stock of RMR Inc. on a 1:1 basis. The class A common stock of RMR Inc. has one vote per share. The class B-1 common stock of RMR Inc. has 10 votes per share. The class B-2 common stock of RMR Inc. has no economic interest in RMR Inc., but has 10 votes per share and is paired with the class A membership units of RMR LLC owned by ABP Trust. Upon request by ABP Trust, RMR LLC is required to redeem the class A membership units of RMR LLC owned by ABP Trust for class A common stock of RMR Inc. on a 1:1 basis, or if RMR Inc. elects, for cash. Under the governing documents of RMR Inc., upon the redemption of a class A membership unit of RMR LLC, the share of class B-2 common stock of RMR Inc. “paired” with the class A membership unit being redeemed is cancelled for no additional consideration.

As part of the Up-C Transaction and concurrently with entering the transaction agreements, on June 5, 2015:

•

We entered into an amended and restated business management agreement with RMR LLC and an amended and restated property management agreement with RMR LLC. The amendments made by these agreements are described below in this Note under “—Management Agreements with RMR LLC.” Each Other REIT also entered amended and restated business and property management agreements with RMR LLC, which made similar amendments to their management agreements with RMR LLC.

•

We entered into a registration rights agreement with RMR Inc. covering the class A common stock of RMR Inc. that we received in the Up-C Transaction, pursuant to which we received demand and piggyback registration rights, subject to certain limitations. Each Other REIT entered into a similar registration rights agreement with RMR Inc.

•

We entered into a lock up and registration rights agreement with ABP Trust and Messrs. Barry and Adam Portnoy pursuant to which ABP Trust and Barry and Adam Portnoy agreed not to transfer the 880,000 of our common shares ABP Trust received in the Up-C Transaction for a period of 10 years and we granted them certain registration rights, subject to certain limited exceptions. Each Other REIT also entered into a similar lock up and registration rights agreement with ABP Trust and Messrs. Barry and Adam Portnoy.

As a result of the Up-C Transaction: RMR LLC became a subsidiary of RMR Inc.; RMR Inc. became the managing member of RMR LLC; through our ownership of class A common stock of RMR Inc., we became a holder of an indirect economic interest in RMR LLC; and through their ownership of class A common stock of RMR Inc., GOV, HPT and SNH also became holders of indirect economic interests in RMR LLC. Through its ownership of class B-1 common stock of RMR Inc., class B-2 common stock of RMR Inc. and class A membership units of RMR LLC, ABP Trust holds, directly and indirectly, a 51.6% economic interest in RMR LLC and controls 91.4% of the voting power of outstanding capital stock of RMR Inc.

Pursuant to the transaction agreements, on December 14, 2015 we distributed 1,580,055 shares of class A common stock of RMR Inc. to our shareholders as a special distribution, which represented approximately half of the shares of class A common stock of RMR Inc. we received in the Up-C Transaction; each Other REIT also distributed approximately half of the shares of class A common stock of RMR Inc. they received in the Up-C Transaction to their respective shareholders.  RMR Inc. facilitated this distribution by filing a registration statement with the SEC to register the shares of class A common stock of RMR Inc. being distributed and by listing those shares on The NASDAQ Stock Market LLC. Following this distribution, we currently hold 1,586,836 shares of class A common stock of RMR Inc. and GOV, HPT and SNH currently hold 1,214,225,  2,503,777 and 2,637,408 shares of class A common stock of RMR Inc., respectively. In connection with this distribution, we recognized a non-cash loss of $23,717 in the fourth quarter of 2015 as a result of the closing price of RMR Inc.’s class A common stock being lower than our carrying amount per RMR Inc.

share on the distribution date. See Note 7 for information regarding the fair value of our investment in RMR Inc. as of December 31, 2015.

On December 15, 2015, RMR Inc. paid a cash dividend to holders of its class A common stock and class B-1 common stock as of November 25, 2015 of $0.5260 per share related to the period from and including June 5, 2015 up to but not including December 14, 2015.  As a result of our ownership of class A common stock of RMR Inc., we received a cash dividend of $1,666 from RMR Inc.

The transactions contemplated by the transaction agreement and the terms thereof were negotiated and reviewed by a Joint Special Committee comprised solely of our Independent Trustees and the independent trustees of the Other REITs, or the Joint Special Committee, and were separately approved and adopted by our Independent Trustee who did not serve as an independent trustee of any of the Other REITs, by a Special Committee of our Board of Trustees, comprised solely of our Independent Trustees, or our Special Committee, and by our Board of Trustees.  Morgan Stanley & Co. LLC acted as financial advisor to the Joint Special Committee and FBR Capital Markets & Co. acted as financial advisor to our Special Committee.

Accounting for Investment in RMR Inc.  We concluded, for accounting purposes, that the cash and share consideration of $35,954 we paid for our investment in 3,166,891 shares of class A common stock of RMR Inc. represented a discount to the fair value of these shares.  We initially accounted for this investment under the cost method of accounting and recorded this investment at its estimated fair value of $81,850 as of June 5, 2015, using Level 3 inputs as defined in the fair value hierarchy under GAAP.  As a result, we recorded a liability for the amount by which the estimated fair value exceeded the price we paid for these shares and we are amortizing this amount as described below. As of December 31, 2015, the unamortized balance of this liability was $44,630.  This liability for our investment in class A common stock of RMR Inc. is included in accounts payable and other liabilities in our consolidated balance sheet and is being amortized on a straight line basis through December 31, 2035, the then 20 year term of the business and property management agreements, as an allocated reduction to business management fees and property management fees, which are included in general and administrative and other operating expenses, respectively, in our consolidated statements of comprehensive income. Amortization of the liability included in general and administrative expense and other operating expenses for the year ended December 31, 2015 totaled $1,268.

Management Agreements with RMR LLC.  For 2013, our business management agreement provided for the base business management fee to be paid to RMR LLC at an annual rate equal to the sum of (a) 0.5% of the historical cost of the real estate assets acquired from a REIT to which RMR LLC provided business management or property management services, or the Transferred Assets, plus (b) with respect to other properties we acquired excluding the Transferred Assets, 0.7% of our aggregate cost of those properties up to and including $250,000, and 0.5% thereafter. In addition, for 2013, our business management agreement also provided for RMR LLC to be paid an incentive fee equal to 15% of the product of (i) the weighted average of our common shares outstanding on a fully diluted basis during a fiscal year and (ii) the excess, if any, of the Normalized FFO Per Share, as defined in that business management agreement, for such fiscal year over the Normalized FFO Per Share for the preceding fiscal year. For purposes of calculating the incentive fee for 2013, Normalized FFO Per Share for 2012 was equal to the annualized amount of our Normalized FFO for the period beginning with our IPO on March 12, 2012 through December 31, 2012, divided by the weighted average number of common shares outstanding during that period.  This incentive fee was payable in common shares and it was subject to a cap on the value of the incentive fee being no greater than $0.02 per share of our total shares outstanding.

On December 23, 2013, we and RMR LLC amended and restated our business management agreement, effective with respect to services performed on or after January 1, 2014.  After these amendments, our business management agreement provided that:

•	Revised Base Management Fee. The annual amount of the base management fee to be paid to RMR LLC by us for each applicable period is equal to the lesser of:
o	the sum of (a) 0.5% of the average aggregate historical cost of the Transferred Assets, plus (b) 0.7% of the average aggregate historical cost of our real estate investments excluding the

Transferred Assets up to $250,000, plus (c) 0.5% of the average historical cost of our real estate investments excluding the Transferred Assets exceeding $250,000; and
o

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

The average aggregate historical cost of our real estate investments includes our consolidated assets invested, directly or indirectly, in equity interests in or loans secured by real estate and personal property owned in connection with such real estate (including acquisition related costs and costs which may be allocated to intangibles or are unallocated), all before reserves for depreciation, amortization, impairment charges or bad debts or other similar non-cash reserves.

•

Revised Incentive Fee. The incentive fee which may be earned by RMR LLC for an annual period is an amount, subject to a cap based on the value of our outstanding common shares, equal to 12% of the product of (a) our equity market capitalization on the last trading day on the year immediately prior to the relevant measurement period and (b) the amount (expressed as a percentage) by which the total returns per share realized by the holders of our common shares (i.e., share price appreciation plus dividends) exceeds the total shareholder return of the SNL US REIT Equity Index (in each case subject to certain adjustments) for the relevant measurement period. The measurement periods are generally three-year periods ending with the year for which the incentive fee is being calculated, with shorter periods applicable in the case of the calculation of the incentive fee for 2014 (one year) and 2015 (two years). The terms of the revised incentive fee were developed by our Compensation Committee, which is comprised solely of Independent Trustees, in consultation with FTI Consulting, Inc., a nationally recognized compensation consultant experienced in REIT compensation programs.

•

Partial Payment in Common Shares. The base management fee would be paid monthly to RMR LLC, 90% in cash and 10% in our common shares, which are fully vested when issued. The number of our common shares to be issued in payment of the base management fee for each month would equal the value of 10% of the total base management fee for that month divided by the average daily closing price of our common shares during that month. The incentive fee would be payable in our common shares, with one-third of our common shares issued in payment of an incentive fee vested on the date of issuance, and the remaining two-thirds vesting thereafter in two equal annual installments. All common shares issued in payment of the incentive fee would be fully vested upon termination of the business management agreement, subject to certain exceptions. In addition, RMR LLC would, in certain circumstances, be required to return to us or forfeit some or all of the common shares paid or payable to it in payment of the incentive management fee.  RMR LLC and certain eligible transferees of our common shares issued in payment of the base management fee or incentive fee would be entitled to demand registration rights, exercisable not more frequently than twice per year, and to “piggy-back” registration rights, with certain expenses to be paid by us. We and applicable selling shareholders also indemnify each other (and their officers, trustees, directors and controlling persons) against certain liabilities, including liabilities under the Securities Act of 1933, as amended, or the Securities Act, in connection with any such registration.

•

Elimination of Right of First Offer. The right of first offer was eliminated. That right of first offer had required that, with certain exceptions, if we determined to offer for sale or other disposition any real property that, at such time, is of a type within the investment focus of another REIT to which RMR LLC provides management services, we would first offer that property for purchase or disposition to that REIT and negotiate in good faith for such purchase or disposition. Under our business management agreement, we acknowledge that RMR LLC may engage in other activities or businesses and act as the manager to any other person or entity (including other REITs) even though such person or entity has investment policies and objectives similar to ours and we are not entitled to preferential treatment in receiving information, recommendations and other services from RMR LLC.

On May 9, 2014, we and RMR LLC entered into the following amendments to our business management agreement and property management agreement:

•

Revised RMR LLC Termination Right.  RMR LLC’s right to terminate the business management and property management agreements was changed to 120 days’ written notice from the previous 60 days’ written notice for the business management agreement and five business days’ notice if we underwent a change of control for the property management agreement.

•

RMR LLC Termination Fee. We agreed that if we terminate or elect not to renew the business management agreement other than for cause, as defined, we would pay RMR LLC a termination fee equal to 2.75 times the sum of the annual base management fee and the annual internal audit services expense, which amounts are based on averages during the 24 consecutive calendar months prior to the date of notice of nonrenewal or termination.  In addition, we agreed that if we terminate or elect not to renew the property management agreement other than for cause, as defined, within 12 months prior to or following our giving notice of termination or non-renewal of the business management agreement other than for cause, we would pay RMR LLC a termination fee equal to 12 times the average monthly property management fee for the six months prior to the effective date of the nonrenewal or termination.

•

Transitional Services. RMR LLC agreed to provide certain transition services to us for 120 days following an applicable termination by us or notice of termination by RMR LLC, including cooperating with us and using commercially reasonable efforts to facilitate the orderly transfer of the management and real estate investment services provided under the business management agreement and to facilitate the orderly transfer of management of the managed properties, as applicable.

As part of the Up-C Transaction described above, on June 5, 2015, we and RMR LLC amended and restated our business management agreement and our property management agreement. As a result of these amendments, effective as of June 5, 2015:

•

Extended Term. Our management agreements have terms that end on December 31, 2036, and automatically extend on December 31st of each year for an additional year, so that the terms of the agreements thereafter end on the 20th anniversary of the date of the extension.

•	Payment of Fees in Cash. All base management and incentive fees under our management agreements are payable in cash.
•

Revised Termination Rights. We have the right to terminate each management agreement: (i) at any time on 60 days’ written notice for convenience, (ii) immediately upon written notice for cause, as defined therein, (iii) on 60 days’ written notice given within 60 days after the end of an applicable calendar year for a performance reason, as defined therein, and (iv) by written notice during the 12 months following a change of control of RMR LLC, as defined therein.  RMR LLC has the right to terminate the management agreements for good reason, as defined therein.

•

Revised Termination Fee. If we terminate one or both of our management agreements for convenience, or if RMR LLC terminates one or both of our management agreements for good reason, as defined therein, we have agreed to pay RMR LLC a termination fee in an amount equal to the sum of the present values of the monthly future fees, as defined therein, for the terminated management agreement(s) for the remaining term prior to the termination, which depending on the time of termination would be between 19 and 20 years.  If we terminate one or both of our management agreements for a performance reason, as defined therein, we have agreed to pay RMR LLC the termination fee calculated as described above, but assuming a remaining term of 10 years prior to the termination.  We are not required to pay any termination fee if we terminate our management agreements for cause, as defined therein or as a result of a change of control of RMR LLC, as defined therein.

Our Board of Trustees has given our Compensation Committee, which is comprised exclusively of our Independent Trustees, authority to act on our behalf with respect to our management agreements with RMR LLC. Our Governance Guidelines and the charter of our Compensation Committee together require the committee to annually review the terms of these agreements, evaluate RMR LLC’s performance under the agreements and determine whether to terminate the management agreements.

The 2013 and 2014 amendments to the business and property management agreements described above were negotiated, reviewed, approved and adopted by our Compensation Committee and the 2015 amendments to the business and property management agreements described above were negotiated and reviewed by the Joint Special Committee, and were approved and adopted by our Compensation Committee.

RMR LLC Management Fees and Reimbursements.  Pursuant to our business management agreement with RMR LLC, we recognized business management fees of $19,994, $10,095 and $9,503 for 2015, 2014 and 2013, respectively. The business management fees we recognized for 2015, 2014 and 2013 are included in general and administrative expenses in our consolidated financial statements.  The business management fee recognized for 2015 reflects a reduction of $838 for the amortization of the liability we recorded in connection with the Up-C Transaction, as further described above under “—Accounting for Investment in RMR Inc.”  In accordance with the terms of our business management agreement, we issued, in aggregate, 34,206 of our common shares to RMR LLC as payment for a portion of the base business management fee we recognized for the period from January 1, 2015 to June 5, 2015, and 36,827 of our common shares to RMR LLC as payment for a portion of the base business management fee we recognized for 2014.  No incentive fee was payable to RMR LLC under our business management agreement for 2015 or 2014.  In March 2014, we issued 32,865 of our common shares to RMR LLC for the incentive fee for 2013 pursuant to our business management agreement.

Our property management agreement with RMR LLC provides for management fees equal to 3.0% of gross collected rents and construction supervision fees equal to 5.0% of construction costs. The aggregate property management and construction supervision fees we recognized were $11,582, $6,240 and $5,449 for 2015, 2014 and 2013, respectively. These amounts are included in other operating expenses or have been capitalized, as appropriate, in our consolidated financial statements.

We are generally responsible for all of our operating expenses, including certain expenses incurred by RMR LLC on our behalf.  Our property level operating costs are generally incorporated into rents charged to our tenants, including certain payroll and related costs incurred by RMR LLC.  The total of these property management related reimbursements paid to RMR LLC for the years ended December 31, 2015, 2014 and 2013 were $4,391,  $2,012 and $1,270, respectively, and these amounts are included in other operating expenses in our consolidated financial statements for these periods.  We are generally not responsible for payment of RMR LLC’s employment, office or administration expenses incurred to provide management services to us, except for the employment and related expenses of RMR LLC employees assigned to work exclusively or partly at our owned properties, our share of the wages, benefits and other related costs of centralized accounting personnel and our share of the staff employed by RMR LLC who perform our internal audit function.

We have historically awarded share grants to certain RMR LLC employees under the 2012 Plan. During the years ended December 31, 2015, 2014 and 2013, we made annual share grants to RMR LLC employees of 52,600, 51,500 and 37,200 of our common shares, respectively.  Those grants had aggregate values of $973,  $1,320 and $921, respectively, based upon the closing price of our common shares on the NYSE on the dates of grant.  One fifth of those restricted shares vested on the grant dates and one fifth vests on each of the next four anniversaries of the grant dates.  These share grants to RMR LLC employees are in addition to the fees we paid RMR LLC.  In September 2015, we purchased 6,851 of our common shares, at the closing price for our common shares on the NYSE on the date of purchase, from certain of our officers and other employees of RMR LLC in satisfaction of tax withholding and payment obligations in connection with the vesting of awards of restricted common shares.  In addition, under our business management agreement we reimburse RMR LLC for our allocable costs for internal audit services, which amounts are subject to approval by our Compensation Committee. Our Audit Committee appoints our Director of Internal Audit. The aggregate amounts accrued for share grants to RMR LLC employees and internal audit costs for the years ended December 31, 2015, 2014 and 2013 were $899,  $972 and $568, respectively, and these amounts are included in our general and administrative expenses for these periods.

On occasion, we have entered into arrangements with former employees of RMR LLC in connection with the termination of their employment with RMR LLC, providing for the acceleration of vesting of restricted shares previously granted to them under the 2012 Plan. Additionally, each of our executive officers received grants of restricted shares of other companies to which RMR LLC provides management services in their capacities as officers of RMR LLC.

Pursuant to our business management agreement, RMR LLC may from time to time negotiate on our behalf with certain third party vendors and suppliers for the procurement of goods and services to us. As part of this arrangement, we may enter agreements with RMR LLC and other companies to which RMR LLC provides management services for the purpose of obtaining more favorable terms from such vendors and suppliers.

EQC.  We were formerly a 100% owned subsidiary of EQC.  Until July 9, 2014, EQC was our largest shareholder and owned 22,000,000 of our common shares, or approximately 36.7% of our then outstanding common shares.  One of our Managing Trustees, Mr. Barry Portnoy, was a managing trustee of EQC until March 25, 2014.  Our other Managing Trustee, Mr. Adam Portnoy, was the president of EQC until May 23, 2014 and a managing trustee of EQC until March 25, 2014.  In addition, Mr. John Popeo, our Treasurer and Chief Financial Officer, also served as the treasurer and chief financial officer of EQC until May 23, 2014, and one of our Independent Trustees, Mr. William Lamkin, was an independent trustee of EQC until March 25, 2014.  RMR LLC provided business and property management services to EQC until EQC terminated its business and property management agreements with RMR LLC on September 30, 2014.  After that termination, RMR LLC’s services to EQC were limited to management services in respect of EQC’s Australian assets and certain transition services, which terminated on October 31, 2015.

In March 2013, we entered into a registration agreement with EQC, pursuant to which we agreed to register for resale by EQC up to 22,000,000 of our common shares then owned by EQC, or an Offering. Under the registration agreement, EQC agreed to pay all expenses incurred by us relating to the registration and sale of the shares in an Offering. As of March 31, 2014, we paid $636 of expenses related to this agreement, which amount was reimbursed by EQC. On March 31, 2014, we notified EQC that, effective that same day, as a result of the change of control of EQC as provided in that registration agreement we had elected to terminate the registration agreement.

On July 9, 2014, EQC sold 21,500,000 of our common shares that it owned to GOV and sold 500,000 of our common shares that it owned to RMR LLC. We were not a contracting party to this transaction.  We understand that, following these sales, EQC no longer owned any of our common shares, and we do not consider EQC to be a related party of ours.

GOV.  GOV is our largest shareholder owning approximately 27.9% of our outstanding common shares as of December 31, 2015 and February 12, 2016.  As noted above, on July 9, 2014, GOV acquired 21,500,000 of our common shares from EQC.

As discussed in Note 3, the CCIT Merger closed on January 29, 2015.  Concurrently with the execution and delivery of the Merger Agreement, GOV entered into a voting and standstill agreement with CCIT and VEREIT, Inc. (formerly known as American Realty Capital Properties, Inc.), a Maryland corporation and parent of the advisor of CCIT, or VEREIT, or the Voting Agreement.  Pursuant to the Voting Agreement, GOV agreed to vote all of our common shares beneficially owned by it in favor of the issuance of our common shares to the stockholders of CCIT as contemplated by the Merger Agreement, upon and subject to the terms and conditions of the Voting Agreement and the Merger Agreement.  The Voting Agreement also contains standstill provisions pursuant to which VEREIT agreed, among other things, not to make unsolicited proposals to acquire us or GOV for a period of 36 months. Concurrently with our entering into the Merger Agreement, RMR LLC, which also provides management services to GOV, and

Messrs. Barry Portnoy and Adam Portnoy, RMR LLC’s principals, our Managing Trustees and managing trustees of GOV, also entered into a voting and standstill agreement on terms and conditions substantially similar to the Voting Agreement that also includes a standstill in respect of SNH. One of our Independent Trustees also serves as an independent trustee of each of GOV and SNH.

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

In connection with GOV’s purchases of our common shares as referenced above, and in light of the fact that GOV would own greater than 10% of our outstanding common shares following such purchases, our disinterested Trustees adopted resolutions exempting GOV and its affiliates (as defined in the Maryland General Corporation Law), including RMR LLC and Messrs. Barry and Adam Portnoy, from being “interested stockholders” under the Maryland Business Combination Act.

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

SNH.  Concurrently with the entry into the merger agreement for the CCIT Merger, on August 30, 2014, we, a wholly owned subsidiary of ours and SNH, entered into a purchase and sale agreement and joint escrow instructions to sell certain healthcare properties to be acquired in the CCIT Merger to SNH.  Pursuant to this purchase and sale agreement, on January 29, 2015, we sold to SNH concurrently with the closing of the CCIT Merger, the subsidiaries of CCIT owning 23 healthcare properties for approximately $532,000, including the assumption of approximately $30,000 of mortgage debt and a purchase price adjustment of $7,677, but excluding working capital.  In April 2015, we paid $1,316 to SNH to settle certain working capital activity for the 23 healthcare properties as of the sale date.  Our Managing Trustees, Messrs. Barry Portnoy and Adam Portnoy, are managing trustees of SNH.  One of our Independent Trustees also serves as an independent trustee of each of SNH and GOV.

AIC. We, ABP Trust, GOV and four other companies to which RMR LLC provides management services currently own AIC, an Indiana insurance company, and are parties to an amended and restated shareholders agreement regarding AIC. On May 9, 2014, as a result of a change in control of EQC, as defined in the amended and restated shareholders agreement, we and the other AIC shareholders purchased pro rata the AIC shares EQC owned in accordance with the terms of that agreement. Pursuant to that purchase, we purchased 2,857 AIC shares from EQC for $825. Following these purchases, we and the other remaining six shareholders each owns approximately 14.3% of AIC. As of December 31, 2015, we have invested $6,160 in AIC since we became an equity owner of AIC in 2012.

All of our Trustees and all of the trustees and directors of the other AIC shareholders currently serve on the board of directors of AIC. RMR LLC provides management and administrative services to AIC pursuant to a management and administrative services agreement with AIC.  Pursuant to this agreement, AIC pays RMR LLC a service fee equal to 3.0% of the total annual net earned premiums payable under then active policies issued or underwritten by AIC or by a vendor or an agent of AIC on its behalf or in furtherance of AIC’s business.  The shareholders agreement among us, the other shareholders of AIC and AIC includes arbitration provisions for the resolution of disputes.

We and the other shareholders of AIC have historically participated in a combined property insurance program arranged by AIC providing $500,000 of coverage and with respect to which AIC is a reinsurer of certain coverage amounts.  In June 2015, we and the other shareholders of AIC renewed our participation in this program.  In connection with that renewal, we purchased a three year combined property insurance policy providing $500,000 of coverage annually with the premiums to be paid annually and a one year combined policy providing certain other coverage. Our annual premiums for this property insurance were $2,325,  $434 and $559 as of the renewal of the policies in June 2015, 2014 and 2013, respectively.  The premiums are adjusted throughout the policy years for property acquisitions or dispositions we make. Although we own less than 20% of AIC, we use the equity method to account for this investment because we believe that we have significant influence over AIC as all of our Trustees are also directors of AIC. Our investment in AIC had a carrying value of $6,827,  $6,827 and $5,913 as of December 31, 2015, 2014 and 2013, respectively, which amounts are included in other assets on our consolidated balance sheets. We recognized income of $20,  $87 and $334 related to our investment in AIC for 2015, 2014 and 2013, respectively.

We periodically consider the possibilities for expanding our insurance relationships with AIC to include other types of insurance and may in the future participate in additional insurance offerings AIC may provide or arrange. We may invest additional amounts in AIC in the future if the expansion of this insurance business requires additional capital, but we are not obligated to do so.

Directors’ and Officers’ Liability Insurance. We, RMR Inc. and certain companies to which RMR LLC provides management services participate in a combined directors’ and officers’ liability insurance policy. This combined policy currently provides for $10,000 of combined primary coverage and expires in September 2017.  In August 2015, we also obtained separate non-combined directors’ and officers’ liability insurance policies providing $20,000 of aggregate excess coverage plus $5,000 of excess non-indemnifiable coverage, which policies expire in September 2016.  We paid aggregate premiums of $332,  $522 and $133 in 2015, 2014 and 2013, respectively, for these policies.  The premiums for the combined policies were allocated among the insured companies after consultation with the insurance broker and approval by each company’s board and independent trustees or directors as applicable.

Note 13. Selected Quarterly Financial Data (Unaudited)

The following is a summary of our unaudited quarterly results of operations for 2015 and 2014:

	2015
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Total revenues	$94,415	$107,214	$111,942	$114,794
Net income (1)	$4,018	$29,188	$30,801	$10,917
Net income attributed to SIR (1)	$3,977	$29,140	$30,755	$10,876
Basic and diluted net income attributed to SIR
per common share (1)	$0.05	$0.33	$0.34	$0.12
Common distributions declared (2)	$0.63	$0.34	$0.50	$0.71

(1)	The fourth quarter of 2015 includes a non-cash loss of $23,717 related to the distribution of the RMR Inc. shares as discussed in Notes 9 and 12.

(2)	The fourth quarter of 2015 includes a non-cash distribution of $0.21 per share related to the distribution of the RMR Inc. shares as discussed in Notes 9 and 12.

	2014
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Total revenues	$53,028	$56,557	$56,700	$56,395
Net income	$25,058	$30,208	$23,742	$26,887
Net income attributed to SIR	$25,058	$30,208	$23,742	$26,887
Basic and diluted net income attributed to SIR
per common share	$0.50	$0.56	$0.40	$0.45
Common distributions declared	$0.46	$0.48	$0.48	$0.48

SELECT INCOME REIT

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

December 31, 2015

(dollars in thousands)

	Balance at	Charged to		Balance
	Beginning	Costs and		at End
Description	of Period	Expenses	Deductions	of Period
Year ended December 31, 2013:
Allowance for doubtful accounts	$644	$352	$(60)	$936
Year ended December 31, 2014:
Allowance for doubtful accounts	$936	$844	$(116)	$1,664
Year ended December 31, 2015:
Allowance for doubtful accounts	$1,664	$(463)	$(737)	$464

SELECT INCOME REIT

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2015

(dollars in thousands)

						Initial Cost to		Costs	Gross Amount Carried at
						Company		Capitalized	Close of Period(4)					Original
							Buildings and	Subsequent to		Buildings and		Accumulated	Date	Construction
Property		Location	State	Property Type	Encumbrances(1)	Land	Equipment	Acquisition	Land	Equipment	Total(2)	Depreciation(3)	Acquired	Date
1	Inverness Center	Birmingham	AL	Mainland Properties	$—	$6,209	$32,096	$326	$6,209	$32,422	$38,631	$4,111	12/9/2010; 4/17/2015	1984;1985
2	Cinram Distribution Center	Huntsville	AL	Mainland Properties	—	5,628	67,373	—	5,628	67,373	73,001	5,614	8/31/2012	1979
3	4501 Industrial Drive	Fort Smith	AR	Mainland Properties	—	900	3,485	—	900	3,485	4,385	80	1/29/2015	2013
4	16001 North 28th Avenue	Phoenix	AZ	Mainland Properties	—	2,490	10,799	273	2,490	11,072	13,562	180	4/16/2015	1998
5	2149 West Dunlap Avenue	Phoenix	AZ	Mainland Properties	—	5,600	14,433	—	5,600	14,433	20,033	330	1/29/2015	1983
6	Regents Center	Tempe	AZ	Mainland Properties	—	1,125	10,122	1,058	1,125	11,180	12,305	4,336	6/30/1999	1988
7	Campbell Place	Carlsbad	CA	Mainland Properties	18,273	3,381	17,918	15	3,381	17,933	21,314	1,457	9/21/2012	2007
8	Folsom Corporate Center	Folsom	CA	Mainland Properties	—	3,450	25,504	—	3,450	25,504	28,954	3,188	12/17/2010	2008
9	Bayside Technology Park	Fremont	CA	Mainland Properties	—	5,200	4,860	521	5,200	5,381	10,581	853	3/19/2009	1990
10	100 Redwood Shores Parkway	Redwood City	CA	Mainland Properties	—	12,300	23,231	—	12,300	23,231	35,531	532	1/29/2015	1993
11	3875 Atherton Road	Rocklin	CA	Mainland Properties	—	200	3,980	—	200	3,980	4,180	91	1/29/2015	1991
12	2090 Fortune Drive	San Jose	CA	Mainland Properties	—	5,700	1,998	—	5,700	1,998	7,698	46	1/29/2015	1996
13	2115 O’Nel Drive	San Jose	CA	Mainland Properties	—	8,000	25,098	—	8,000	25,098	33,098	575	1/29/2015	1984
14	6448-6450 Via Del Oro	San Jose	CA	Mainland Properties	—	2,700	11,549	—	2,700	11,549	14,249	265	1/29/2015	1983
15	North First Street	San Jose	CA	Mainland Properties	—	6,160	7,961	11	6,160	7,972	14,132	398	12/23/2013	1984
16	Rio Robles Drive	San Jose	CA	Mainland Properties	—	16,608	28,316	—	16,608	28,316	44,924	1,416	12/23/2013	1984
17	2450 & 2500 Walsh Avenue	Santa Clara	CA	Mainland Properties	—	8,200	36,597	—	8,200	36,597	44,797	839	1/29/2015	1982
18	3250 and 3260 Jay Street	Santa Clara	CA	Mainland Properties	—	11,900	52,059	—	11,900	52,059	63,959	1,193	1/29/2015	1982
19	350 West Java Drive	Sunnyvale	CA	Mainland Properties	—	11,552	12,461	—	11,552	12,461	24,013	986	11/15/2012	1984
20	7958 South Chester Street	Centennial	CO	Mainland Properties	—	7,400	23,278	—	7,400	23,278	30,678	533	1/29/2015	2000
21	350 Spectrum Loop	Colorado Springs	CO	Mainland Properties	—	3,100	20,165	—	3,100	20,165	23,265	462	1/29/2015	2000
22	955 Aeroplaza Drive	Colorado Springs	CO	Mainland Properties	—	800	7,412	—	800	7,412	8,212	170	1/29/2015	2012
23	13400 East 39th Avenue and 3800 Wheeling Street	Denver	CO	Mainland Properties	—	3,100	12,955	18	3,100	12,973	16,073	299	1/29/2015	1973
24	333 Inverness Drive South	Englewood	CO	Mainland Properties	—	3,230	11,801	415	3,230	12,216	15,446	1,078	6/15/2012	1998
25	150 Greenhorn Drive	Pueblo	CO	Mainland Properties	—	200	4,177	—	200	4,177	4,377	96	1/29/2015	2013
26	2 Tower Drive	Wallingford	CT	Mainland Properties	—	1,471	2,165	7	1,471	2,172	3,643	506	10/24/2006	1978

SELECT INCOME REIT

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION (CONTINUED)

December 31, 2015

(dollars in thousands)

						Initial Cost to		Costs	Gross Amount Carried at
						Company		Capitalized	Close of Period(4)					Original
							Buildings and	Subsequent to		Buildings and		Accumulated	Date	Construction
Property		Location	State	Property Type	Encumbrances(1)	Land	Equipment	Acquisition	Land	Equipment	Total(2)	Depreciation(3)	Acquired	Date
27	1 Targeting Center	Windsor	CT	Mainland Properties	$—	$1,850	$7,226	$—	$1,850	$7,226	$9,076	$617	7/20/2012	1980
28	235 Great Pond Road	Windsor	CT	Mainland Properties	—	2,400	9,469	—	2,400	9,469	11,869	809	7/20/2012	2004
29	10350 NW 112th Avenue	Miami	FL	Mainland Properties	—	3,500	19,954	—	3,500	19,954	23,454	457	1/29/2015	2002
30	2100 NW 82nd Ave	Miami	FL	Mainland Properties	—	144	1,297	456	144	1,753	1,897	614	3/19/1998	1987
31	One Primerica Parkway	Duluth	GA	Mainland Properties	40,233	6,900	50,433	—	6,900	50,433	57,333	1,155	1/29/2015	2013
32	King Street Ground Lease	Honolulu	HI	Hawaii Properties	—	1,342	—	—	1,342	—	1,342	—	12/5/2003	-
33	Mapunapuna Ground Leases	Honolulu	HI	Hawaii Properties	—	333,883	9,404	1,172	334,527	9,932	344,459	2,926	12/5/2003;11/21/2012	-
34	Safeway Shopping Center	Honolulu	HI	Hawaii Properties	—	11,437	—	167	11,437	167	11,604	73	12/5/2003	-
35	Salt Lake Shopping Center	Honolulu	HI	Hawaii Properties	—	9,660	—	—	9,660	—	9,660	—	12/5/2003	-
36	Sand Island Buildings	Honolulu	HI	Hawaii Properties	—	15,709	11,307	12,003	15,709	23,310	39,019	5,670	12/5/2003;11/23/2004	1953;1959;1966;1970;1972;2004
37	Sand Island Ground Leases	Honolulu	HI	Hawaii Properties	—	92,169	—	250	92,169	250	92,419	40	12/5/2003	-
38	Waiwai Ground Leases	Honolulu	HI	Hawaii Properties	—	2,112	455	—	2,112	455	2,567	137	12/5/2003	-
39	Campbell Buildings	Kapolei	HI	Hawaii Properties	—	4,074	7,736	12,319	4,074	20,055	24,129	4,385	6/15/2005	1964;1980;1981;1990;1991
40	Campbell Easements	Kapolei	HI	Hawaii Properties	—	10,496	—	—	10,496	—	10,496	—	6/15/2005	-
41	Campbell Ground Leases	Kapolei	HI	Hawaii Properties	—	101,905	—	1,056	101,905	1,056	102,961	231	6/15/2005	-
42	Waipahu Ground Lease	Waipahu	HI	Hawaii Properties	—	717	—	—	717	—	717	—	12/5/2003	-
43	5500 SE Delaware Avenue	Ankeny	IA	Mainland Properties	12,637	2,200	16,994	—	2,200	16,994	19,194	389	1/29/2015	2012
44	951 Trails Road	Eldridge	IA	Mainland Properties	—	470	7,480	612	470	8,092	8,562	1,672	4/2/2007	1994
45	8305 NW 62nd Avenue	Johnston	IA	Mainland Properties	—	2,500	31,508	—	2,500	31,508	34,008	722	1/29/2015	2011
46	2300 N 33rd Ave	Newton	IA	Mainland Properties	—	500	13,236	163	500	13,399	13,899	2,492	9/29/2008	2008
47	7121 South Fifth Avenue	Pocatello	ID	Mainland Properties	—	400	4,201	19	400	4,220	4,620	96	1/29/2015	2007
48	400 South Jefferson Street	Chicago	IL	Mainland Properties	50,218	17,200	73,279	—	17,200	73,279	90,479	1,680	1/29/2015	1947
49	1230 West 171st Street	Harvey	IL	Mainland Properties	2,072	800	1,673	—	800	1,673	2,473	38	1/29/2015	2004
50	475 Bond Street	Lincolnshire	IL	Mainland Properties	—	4,900	16,058	—	4,900	16,058	20,958	368	1/29/2015	2000
51	1415 West Diehl Road	Naperville	IL	Mainland Properties	—	13,757	174,718	—	13,757	174,718	188,475	7,644	4/1/2014	2001
52	5156 American Road	Rockford	IL	Mainland Properties	—	400	1,529	—	400	1,529	1,929	35	1/29/2015	1996

SELECT INCOME REIT

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION (CONTINUED)

December 31, 2015

(dollars in thousands)

						Initial Cost to		Costs	Gross Amount Carried at
						Company		Capitalized	Close of Period(4)					Original
							Buildings and	Subsequent to		Buildings and		Accumulated	Date	Construction
Property		Location	State	Property Type	Encumbrances(1)	Land	Equipment	Acquisition	Land	Equipment	Total(2)	Depreciation(3)	Acquired	Date
53	440 North Fairway Drive	Vernon Hills	IL	Mainland Properties	$—	$4,095	$9,882	$—	$4,095	$9,882	$13,977	$555	10/15/2013	1992
54	Capitol Tower	Topeka	KS	Mainland Properties	—	1,300	15,918	367	1,300	16,285	17,585	1,383	7/30/2012	1983
55	The Atrium at Circleport II	Erlanger	KY	Mainland Properties	—	2,020	9,545	1,467	2,020	11,012	13,032	3,318	6/30/2003	1999
56	17200 Manchac Park Lane	Baton Rouge	LA	Mainland Properties	—	1,700	8,860	—	1,700	8,860	10,560	203	1/29/2015	2014
57	209 South Bud Street	Lafayette	LA	Mainland Properties	—	700	4,549	—	700	4,549	5,249	104	1/29/2015	2010
58	300 and 330 Billerica Road	Chelmsford	MA	Mainland Properties	—	3,419	14,049	609	3,419	14,658	18,077	1,465	1/18/2011;9/27/2012	1984
59	111 Powdermill Road	Maynard	MA	Mainland Properties	—	3,603	26,180	100	3,603	26,280	29,883	5,770	3/30/2007	1990
60	314 Littleton Road	Westford	MA	Mainland Properties	—	3,500	30,444	—	3,500	30,444	33,944	698	1/29/2015	2007
61	7001 Columbia Gateway Drive	Columbia	MD	Mainland Properties	—	3,700	24,592	—	3,700	24,592	28,292	1,844	12/21/2012	2008
62	4000 Principio Parkway	North East	MD	Mainland Properties	—	4,200	71,518	26	4,200	71,544	75,744	1,639	1/29/2015	2012
63	3550 Green Court	Ann Arbor	MI	Mainland Properties	—	2,877	9,081	1,079	2,877	10,160	13,037	787	12/21/2012	1998
64	3800 Midlink Drive	Kalamazoo	MI	Mainland Properties	—	2,630	40,599	—	2,630	40,599	43,229	931	1/29/2015	2014
65	2401 Cram Avenue SE	Bemidji	MN	Mainland Properties	—	100	2,137	—	100	2,137	2,237	49	1/29/2015	2013
66	110 Stanbury Industrial Drive	Brookfield	MO	Mainland Properties	—	200	1,859	—	200	1,859	2,059	43	1/29/2015	2012
67	2555 Grand Boulevard	Kansas City	MO	Mainland Properties	—	4,263	73,891	—	4,263	73,891	78,154	769	7/31/2015	2003
68	628 Patton Avenue	Asheville	NC	Mainland Properties	—	500	1,514	—	500	1,514	2,014	35	1/29/2015	1994
69	2300 and 2400 Yorkmont Road	Charlotte	NC	Mainland Properties	—	1,200	42,073	194	1,200	42,267	43,467	964	1/29/2015	1995
70	3900 NE 6th Street	Minot	ND	Mainland Properties	—	700	3,223	—	700	3,223	3,923	74	1/29/2015	2013
71	1415 West Commerce Way	Lincoln	NE	Mainland Properties	—	2,200	8,518	—	2,200	8,518	10,718	195	1/29/2015	1971
72	18010 and 18020 Burt Street	Omaha	NE	Mainland Properties	—	2,600	47,226	—	2,600	47,226	49,826	1,083	1/29/2015	2012
73	309 Dulty's Lane	Burlington	NJ	Mainland Properties	—	1,600	51,400	—	1,600	51,400	53,000	1,178	1/29/2015	2001
74	500 Charles Ewing Boulevard	Ewing	NJ	Mainland Properties	—	5,300	69,074	—	5,300	69,074	74,374	1,583	1/29/2015	2012
75	725 Darlington Avenue	Mahwah	NJ	Mainland Properties	—	8,492	9,451	69	8,492	9,520	18,012	415	4/9/2014	1998
76	One Jefferson Road	Parsippany	NJ	Mainland Properties	—	4,188	14,919	—	4,188	14,919	19,107	62	11/13/2015	2009
77	299 Jefferson Road	Parsippany	NJ	Mainland Properties	—	4,900	25,987	83	4,900	26,070	30,970	596	1/29/2015	2011
78	2375 East Newlands Road	Fernley	NV	Mainland Properties	—	1,100	17,314	100	1,100	17,414	18,514	396	1/29/2015	2007

SELECT INCOME REIT

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION (CONTINUED)

December 31, 2015

(dollars in thousands)

						Initial Cost to		Costs	Gross Amount Carried at
						Company		Capitalized	Close of Period(4)					Original
							Buildings and	Subsequent to		Buildings and		Accumulated	Date	Construction
Property		Location	State	Property Type	Encumbrances(1)	Land	Equipment	Acquisition	Land	Equipment	Total(2)	Depreciation(3)	Acquired	Date
79	55 Commerce Avenue	Albany	NY	Mainland Properties	$—	$1,000	$10,105	$—	$1,000	$10,105	$11,105	$232	1/29/2015	2013
80	8687 Carling Road	Liverpool	NY	Mainland Properties	—	375	3,265	1,924	375	5,189	5,564	1,238	1/6/2006	1997
81	1212 Pittsford - Victor Road	Pittsford	NY	Mainland Properties	—	528	3,755	89	528	3,844	4,372	1,051	11/30/2004	1965
82	500 Canal View Boulevard	Rochester	NY	Mainland Properties	—	1,462	12,482	1,201	1,462	13,683	15,145	4,040	1/6/2006	1996
83	32150 Just Imagine Drive	Avon	OH	Mainland Properties	—	2,200	23,280	—	2,200	23,280	25,480	3,831	5/29/2009	1996
84	1415 Industrial Drive	Chillicothe	OH	Mainland Properties	—	1,200	3,265	—	1,200	3,265	4,465	75	1/29/2015	2012
85	2231 Schrock Road	Columbus	OH	Mainland Properties	2,486	700	4,472	17	700	4,489	5,189	102	1/29/2015	1999
86	5300 Centerpoint Parkway	Groveport	OH	Mainland Properties	—	2,700	29,863	—	2,700	29,863	32,563	684	1/29/2015	2014
87	200 Orange Point Drive	Lewis Center	OH	Mainland Properties	—	1,300	8,613	—	1,300	8,613	9,913	198	1/29/2015	2013
88	301 Commerce Drive	South Point	OH	Mainland Properties	—	600	4,530	—	600	4,530	5,130	104	1/29/2015	2013
89	2820 State Highway 31	McAlester	OK	Mainland Properties	—	300	2,237	—	300	2,237	2,537	51	1/29/2015	2012
90	501 Ridge Avenue	Hanover	PA	Mainland Properties	—	4,800	22,200	30	4,800	22,230	27,030	4,052	9/24/2008	1948
91	8800 Tinicum Boulevard	Philadelphia	PA	Mainland Properties	41,000	3,900	67,116	—	3,900	67,116	71,016	1,538	1/29/2015	2000
92	9680 Old Bailes Road	Fort Mill	SC	Mainland Properties	—	800	8,057	—	800	8,057	8,857	185	1/29/2015	2007
93	996 Paragon Way	Rock Hill	SC	Mainland Properties	—	2,600	35,920	—	2,600	35,920	38,520	823	1/29/2015	2014
94	510 John Dodd Road	Spartanburg	SC	Mainland Properties	—	3,300	57,998	—	3,300	57,998	61,298	1,329	1/29/2015	2012
95	4836 Hickory Hill Road	Memphis	TN	Mainland Properties	—	1,402	10,769	117	1,402	10,886	12,288	269	12/23/2014	1984
96	2020 Joe B. Jackson Parkway	Murfreesboro	TN	Mainland Properties	—	7,500	55,259	—	7,500	55,259	62,759	1,266	1/29/2015	2012
97	16001 North Dallas Parkway	Addison	TX	Mainland Properties	—	10,107	95,124	245	10,107	95,369	105,476	6,956	1/16/2013	1987
98	2115-2116 East Randol Mill Road	Arlington	TX	Mainland Properties	—	2,100	9,769	1,373	2,100	11,142	13,242	321	1/29/2015	1989
99	Research Park	Austin	TX	Mainland Properties	—	1,441	13,007	834	1,441	13,841	15,282	5,611	6/16/1999	1999
100	1001 Noble Energy Way	Houston	TX	Mainland Properties	—	3,500	118,128	—	3,500	118,128	121,628	2,707	1/29/2015	1998
101	10451 Clay Road	Houston	TX	Mainland Properties	—	5,200	21,812	—	5,200	21,812	27,012	500	1/29/2015	2013
102	6380 Rogerdale Road	Houston	TX	Mainland Properties	—	13,600	33,228	—	13,600	33,228	46,828	762	1/29/2015	2006
103	4421 W. John Carp. Freeway	Irving	TX	Mainland Properties	—	542	4,879	553	542	5,432	5,974	2,513	3/19/1998	1995
104	8675,8701-8711 Freeport Pkwy and 8901 Esters Boulevard	Irving	TX	Mainland Properties	—	12,300	69,310	—	12,300	69,310	81,610	1,589	1/29/2015	1990

SELECT INCOME REIT

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION (CONTINUED)

December 31, 2015

(dollars in thousands)

						Initial Cost to		Costs	Gross Amount Carried at
						Company		Capitalized	Close of Period(4)					Original
							Buildings and	Subsequent to		Buildings and		Accumulated	Date	Construction
Property		Location	State	Property Type	Encumbrances(1)	Land	Equipment	Acquisition	Land	Equipment	Total(2)	Depreciation(3)	Acquired	Date
105	1511 East Common Street	New Braunfels	TX	Mainland Properties	—	$2,700	$11,712	$—	$2,700	$11,712	$14,412	$269	1/29/2015	2005
106	2900 West Plano Parkway	Plano	TX	Mainland Properties	—	5,200	22,291	—	5,200	22,291	27,491	511	1/29/2015	1998
107	3400 West Plano Parkway	Plano	TX	Mainland Properties	—	3,000	31,392	—	3,000	31,392	34,392	719	1/29/2015	1994
108	19100 Ridgewood Parkway	San Antonio	TX	Mainland Properties	—	4,600	187,539	—	4,600	187,539	192,139	4,294	1/29/2015	2008
109	3600 Wiseman Boulevard	San Antonio	TX	Mainland Properties	—	3,197	12,175	71	3,197	12,246	15,443	840	3/19/2013	2004
110	1800 Novell Place	Provo	UT	Mainland Properties	—	6,700	78,940	—	6,700	78,940	85,640	7,072	6/1/2012	2000
111	4885-4931 North 300 West	Provo	UT	Mainland Properties	—	3,400	25,938	—	3,400	25,938	29,338	1838	2/28/2013	2009
112	1095 South 4800 West	Salt Lake City	UT	Mainland Properties	—	1,500	6,913	—	1,500	6,913	8,413	159	1/29/2015	2012
113	1901 Meadowville Technology Parkway	Chester	VA	Mainland Properties	49,867	4,000	67,511	—	4,000	67,511	71,511	1,547	1/29/2015	2012
114	501 South 5th Street	Richmond	VA	Mainland Properties	—	13,849	109,823	—	13,849	109,823	123,672	6,864	7/2/2013	2009
115	Parham Place	Richmond	VA	Mainland Properties	—	2,401	7,289	—	2,401	7,289	9,690	76	7/20/2015	2012
116	1751 Blue Hills Drive	Roanoke	VA	Mainland Properties	—	4,300	19,236	224	4,300	19,460	23,760	457	1/29/2015	2003
117	Orbital Sciences Campus	Sterling	VA	Mainland Properties	—	9,875	62,238	—	9,875	62,238	72,113	4,798	11/29/2012	2000;2001
118	181 Battaile Drive	Winchester	VA	Mainland Properties	—	1,487	12,854	—	1,487	12,854	14,341	3,122	4/20/2006	1987
119	351, 401, 501 Elliott Ave West	Seattle	WA	Mainland Properties	69,961	34,999	94,407	—	34,999	94,407	129,406	2,163	1/29/2015	2000
				Totals	$286,747	$1,035,781	$3,042,254	$41,633	$1,036,425	$3,083,243	$4,119,668	$164,779

(1)Represents mortgage debt and includes the unamortized balance of the fair value adjustments totaling $1,249.

(2)Excludes value of real estate intangibles.

(3)Depreciation on buildings and improvements is provided for periods ranging up to 40 years and on equipment up to 12 years.

(4)The total aggregate cost for U.S. federal income tax purposes is approximately $4,458,760.

SELECT INCOME REIT

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION (CONTINUED)

December 31, 2015

(dollars in thousands)

Analysis of the carrying amount of real estate properties and accumulated depreciation:

	Real Estate	Accumulated
	Properties	Depreciation
Balance at December 31, 2012	$1,295,778	$(46,697)
Additions	350,684	(20,531)
Disposals	(5)	5
Balance at December 31, 2013	1,646,457	(67,223)
Additions	220,398	(27,122)
Disposals	(12)	12
Balance at December 31, 2014	1,866,843	(94,333)
Additions	2,254,827	(72,448)
Disposals	(2,002)	2,002
Balance at December 31, 2015	$4,119,668	$(164,779)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SELECT INCOME REIT

By:	/s/ David M. Blackman David M. Blackman President and Chief Operating Officer

Dated: February 16, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ David M. Blackman	President and Chief Operating Officer (principal	February 16, 2016
David M. Blackman	executive officer)

/s/ John C. Popeo	Treasurer and Chief Financial Officer (principal	February 16, 2016
John C. Popeo	financial officer and principal accounting officer)

/s/ Adam D. Portnoy	Managing Trustee	February 16, 2016
Adam D. Portnoy

/s/ Barry M. Portnoy	Managing Trustee	February 16, 2016
Barry M. Portnoy

/s/ Donna D. Fraiche	Independent Trustee	February 16, 2016
Donna D. Fraiche

/s/ William A. Lamkin	Independent Trustee	February 16, 2016
William A. Lamkin

/s/ Jeffrey P. Somers	Independent Trustee	February 16, 2016
Jeffrey P. Somers