Form 10-Q
period 2016-03-31
Select Income REIT
filed 2016-04-26
CIK 1537667

sa

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

Number of registrant’s common shares of beneficial interest, $.01 par value per share, outstanding as of April 25, 2016: 89,374,029

SELECT INCOME REIT

FORM 10-Q

March 31, 2016

References in this Quarterly Report on Form 10-Q to the Company, SIR, we, us or our include Select Income REIT and its consolidated subsidiaries unless otherwise expressly stated or the context indicates otherwise.

PART IFinancial Information

Item 1.  Financial Statements

SELECT INCOME REIT

CONDENSED CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except per share data)

(unaudited)

	March 31,	December 31,
	2016	2015
ASSETS
Real estate properties:
Land	$1,036,425	$1,036,425
Buildings and improvements	3,084,054	3,083,243
	4,120,479	4,119,668
Accumulated depreciation	(184,180)	(164,779)
	3,936,299	3,954,889

Acquired real estate leases, net	550,664	566,195
Cash and cash equivalents	31,294	17,876
Restricted cash	44	1,171
Rents receivable, including straight line rents of $98,567 and $92,264, respectively, net of allowance for doubtful accounts of $566 and $464, respectively	106,741	99,307
Deferred leasing costs, net	10,053	7,221
Other assets, net	57,715	37,686
Total assets	$4,692,810	$4,684,345

LIABILITIES AND SHAREHOLDERS' EQUITY
Unsecured revolving credit facility	$328,000	$303,000
Unsecured term loan, net	348,000	347,876
Senior unsecured notes, net	1,427,169	1,426,025
Mortgage notes payable, net	286,516	286,706
Accounts payable and other liabilities	86,123	105,403
Assumed real estate lease obligations, net	84,255	86,495
Rents collected in advance	15,439	16,295
Security deposits	11,838	11,845
Due to related persons	4,393	3,740
Total liabilities	2,591,733	2,587,385

Commitments and contingencies

Shareholders' equity:
Common shares of beneficial interest, $.01 par value: 125,000,000 shares authorized; 89,374,029 shares issued and outstanding	894	894
Additional paid in capital	2,178,531	2,178,477
Cumulative net income	357,765	324,986
Cumulative other comprehensive loss	(3,616)	(19,587)
Cumulative common distributions	(432,497)	(387,810)
Total shareholders' equity	2,101,077	2,096,960
Total liabilities and shareholders' equity	$4,692,810	$4,684,345

See accompanying notes

SELECT INCOME REIT

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(amounts in thousands, except per share data)

(unaudited)

	Three Months Ended March 31,
	2016	2015

REVENUES:
Rental income	$97,860	$80,478
Tenant reimbursements and other income	19,372	13,937
Total revenues	117,232	94,415

EXPENSES:
Real estate taxes	10,288	8,357
Other operating expenses	12,958	9,007
Depreciation and amortization	33,469	24,719
Acquisition related costs	58	20,539
General and administrative	6,976	6,792
Total expenses	63,749	69,414

Operating income	53,483	25,001

Interest expense (including net amortization of debt premiums and discounts and debt issuance costs of $1,374 and $1,171, respectively)	(20,609)	(14,179)
Loss on early extinguishment of debt	—	(6,845)
Income before income tax expense and equity in earnings of an investee	32,874	3,977
Income tax expense	(139)	(31)
Equity in earnings of an investee	77	72
Net income	32,812	4,018
Net income allocated to noncontrolling interest	(33)	(41)
Net income attributed to SIR	32,779	3,977

Other comprehensive income (loss):
Unrealized gain on investment in available for sale securities	16,821	—
Unrealized (loss) gain on interest rate swap	(902)	218
Equity in unrealized gain of an investee	52	45
Other comprehensive income	15,971	263
Comprehensive income	48,783	4,281
Comprehensive income allocated to noncontrolling interest	(33)	(41)
Comprehensive income attributed to SIR	$48,750	$4,240

Weighted average common shares outstanding - basic	89,286	79,489
Weighted average common shares outstanding - diluted	89,295	79,498

Basic and diluted net income attributed to SIR per common share	$0.37	$0.05

See accompanying notes

SELECT INCOME REIT

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

(unaudited)

	Three Months Ended March 31,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$32,812	$4,018
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	19,458	14,940
Net amortization of debt premiums and discounts and debt issuance costs	1,374	1,171
Amortization of acquired real estate leases and assumed real estate lease obligations	13,292	8,754
Amortization of deferred leasing costs	321	239
Provision for losses on rents receivable	103	99
Straight line rental income	(6,302)	(5,827)
Loss on early extinguishment of debt	—	6,845
Other non-cash expenses, net	(285)	627
Equity in earnings of an investee	(77)	(72)
Change in assets and liabilities:
Restricted cash	1,127	(309)
Rents receivable	(1,235)	(974)
Deferred leasing costs	(3,411)	(204)
Other assets	(3,428)	(4,772)
Accounts payable and other liabilities	(15,001)	8,359
Rents collected in advance	(856)	(4,155)
Security deposits	(7)	(74)
Due to related persons	653	10,565
Net cash provided by operating activities	38,538	39,230

CASH FLOWS FROM INVESTING ACTIVITIES:
Real estate acquisitions	—	(1,962,016)
Real estate improvements	(1,395)	(19)
Proceeds from sale of properties, net	—	509,045
Net cash used in investing activities	(1,395)	(1,452,990)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of senior unsecured notes, net	—	1,433,694
Proceeds from borrowings	40,000	1,550,000
Payments of borrowings	(15,064)	(1,486,064)
Debt issuance costs	—	(25,654)
Distributions to common shareholders	(44,687)	(37,735)
Purchase of noncontrolling interest	(3,908)	—
Distributions to noncontrolling interest	(66)	(70)
Net cash (used in) provided by financing activities	(23,725)	1,434,171

Increase in cash and cash equivalents	13,418	20,411
Cash and cash equivalents at beginning of period	17,876	13,504
Cash and cash equivalents at end of period	$31,294	$33,915

See accompanying notes

SELECT INCOME REIT

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(dollars in thousands)

(unaudited)

	Three Months Ended March 31,
	2016	2015
SUPPLEMENTAL DISCLOSURES:
Interest paid	$32,821	$3,601
Income taxes paid	$(83)	$(250)

NON-CASH INVESTING ACTIVITIES:
Real estate acquired by issuance of shares	$—	$(716,666)
Real estate acquired by assumption of mortgage notes payable	$—	$(297,698)
Real estate sold by assumption of mortgage notes payable	$—	$29,955
Working capital assumed	$—	$(23,433)

NON-CASH FINANCING ACTIVITIES:
Assumption of mortgage notes payable	$—	$297,698
Mortgage notes payable assumed in real estate sale	$—	$(29,955)
Issuance of SIR common shares	$—	$716,666

See accompanying notes

SELECT INCOME REIT

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share data)

Note 1. Basis of Presentation

The accompanying condensed consolidated financial statements of Select Income REIT and its subsidiaries, or SIR, we, us or our, are unaudited. Certain information and disclosures required by U.S. generally accepted accounting principles, or GAAP, for complete financial statements have been condensed or omitted. We believe the disclosures made are adequate to make the information presented not misleading. However, the accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes contained in our Annual Report on Form 10-K for the year ended December 31, 2015, or our Annual Report. In the opinion of our management, all adjustments, which include only normal recurring adjustments considered necessary for a fair presentation, have been included. All intercompany transactions and balances with or among our consolidated subsidiaries have been eliminated. Our operating results for interim periods are not necessarily indicative of the results that may be expected for the full year. Reclassifications have been made to the prior years’ condensed consolidated financial statements to conform to the current year’s presentation.

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

Note 2. Recent Accounting Pronouncements

On January 1, 2016, we adopted the Financial Accounting Standards Board, or FASB, Accounting Standards Update, or ASU, No. 2015-02, Consolidation. Among other things, this update changed how an entity determines the primary beneficiary of a variable interest entity. The implementation of this update did not have an impact in our condensed consolidated financial statements.

On January 1, 2016, we adopted FASB ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs, which requires debt issuance costs to be presented in the balance sheet as a direct deduction from the associated debt liability, and ASU No. 2015-15, Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements – Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015 EITF Meeting, which addresses the presentation of debt issuance costs related to line of credit arrangements. The implementation of these updates resulted in the reclassification of certain of our capitalized debt issuance costs as an offset to the associated debt liability in our condensed consolidated balance sheets. The classification of capitalized debt issuance costs related to our unsecured revolving credit facility remains unchanged in accordance with ASU No. 2015-15. As of December 31, 2015, debt issuance costs related to our unsecured term loan, senior unsecured notes and mortgage notes payable of $2,124, $9,607 and $41, respectively, were reclassified from assets to an offset to the associated debt liability in our condensed consolidated balance sheets.

On January 1, 2016, we adopted FASB ASU No. 2015-16, Simplifying the Accounting for Measurement-Period Adjustments, which eliminates the requirement for an acquirer in a business combination to account for measurement-period adjustments retrospectively. Instead, acquirers must recognize measurement-period adjustments during the period in which they determine the amounts, including the effect on earnings of any amounts they would have recorded in previous periods if the accounting had been completed at the acquisition date. The implementation of this update did not have an impact in our condensed consolidated financial statements.

In January 2016, the FASB issued ASU No. 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities, which changes how entities measure certain equity investments and present changes in the fair value of financial liabilities measured under the fair value option that are attributable to their own credit. This update is effective for interim and annual periods beginning after December 15, 2017, with early adoption permitted subject to certain conditions. Currently, changes in fair value of these investments are recorded through other comprehensive income. Under this ASU, these changes will be recorded through earnings. We are continuing to evaluate this guidance, but we expect the implementation of this guidance will affect the accounting for changes in the fair value of available for sale equity investments we hold in our condensed consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases, which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e., lessees and lessors). ASU No. 2016-02 requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase of the leased asset by the lessee. This classification will determine whether the lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases today. The new standard requires lessors to account for leases using an approach that is substantially equivalent to existing guidance for sales-type leases, direct financing leases and operating leases. ASU No. 2016-02 is effective for reporting periods beginning after December 15, 2018, with early adoption permitted. We are currently assessing the potential impact the adoption of ASU No. 2016-02 will have in our condensed consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-09, Compensation – Stock Compensation, which  identifies areas for simplification involving several aspects of accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, an option to recognize gross stock compensation expense with actual forfeitures recognized as they occur, as well as certain classifications on the statement of cash flows. ASU No. 2016-09 is effective for reporting periods beginning after December 31, 2016.  We are currently assessing the potential impact that the adoption of ASU No. 2016-09 will have in our condensed consolidated financial statements.

Note 3. Real Estate Properties

As of March 31, 2016, we owned 119 properties (360 buildings, leasable land parcels and easements) with approximately 44,706,000 rentable square feet.

On February 29, 2016, we acquired the 11% of a joint venture arrangement that we did not previously own which joint venture owned an office building containing approximately 344,000 square feet located in Duluth, GA. We paid $3,908 for this 11% interest. Following this acquisition, we own 100% of this office building. See Note 8 for more information regarding this joint venture arrangement, our acquisition of the 11% interest and certain resulting accounting.

Certain of our real estate assets contain hazardous substances, including asbestos. We believe the asbestos at our properties is contained in accordance with current environmental regulations and we have no current plans to remove it. If these properties were demolished today, certain environmental regulations specify the manner in which the asbestos must be removed and we could incur substantial costs complying with such regulations. Due to the uncertainty of the timing and amount of costs we may incur, we cannot reasonably estimate the fair value and we have not recognized a liability in our financial statements for these costs. Certain of our industrial lands in Hawaii may require environmental remediation, especially if the use of those lands is changed; however, we do not have any present plans to change the use of those lands or to undertake this environmental cleanup. In general, we do not have any insurance designated to limit any losses that we may incur as a result of known or unknown environmental conditions which are not caused by an insured event, such as, for example, fire or flood, although some of our tenants may maintain such insurance. However, as of March 31, 2016 and December 31, 2015, accrued environmental remediation costs totaling $8,160 were included in accounts payable and other liabilities in our condensed consolidated balance sheets. These accrued environmental remediation costs relate to maintenance of our properties for current uses and, because of the indeterminable timing of the remediation, these amounts have not been discounted to present value. We do not believe that there are environmental conditions at any of our properties that will have a material adverse effect on us. However, no assurances can be given that such conditions are not present in our properties or that other costs we incur to remediate contamination will not have a material adverse effect on our business or financial condition. Charges for environmental remediation costs are included in other operating expenses in our condensed consolidated statements of comprehensive income.

Note 4. Tenant Concentration and Segment Information

We operate in one business segment: ownership of properties that include buildings and leased industrial lands that are primarily net leased to single tenants, with no one tenant accounting for more than 10% of our total revenues. A “net leased property” or a property being “net leased” means that the building or land lease requires the tenant to pay rent and pay, or reimburse us, for all, or substantially all, property level operating expenses and capital expenditures, such as real estate taxes, insurance, utilities, maintenance and repairs, other than, in certain circumstances, roof and structural element related expenditures; in some instances, tenants instead reimburse us for all expenses in excess of certain amounts included in the stated rent. We define a single tenant leased building or land parcel as a building or land parcel with at least 90% of its rentable square feet leased to one tenant. Our buildings and lands are primarily leased to single tenants; however, we also own some multi-tenant buildings on the island of Oahu, HI, and one mainland multi-tenant office building. For the three months ended March 31, 2016 and 2015, approximately 19.9% and 24.5%, respectively, of total revenues was from 11 properties ( 229 buildings, leasable land parcels and easements) with a combined approximately 17,778,000 rentable square feet that we own on Oahu, HI.

Note 5. Derivatives and Hedging Activities

We are exposed to certain risks relating to our ongoing business operations, including the effect of changes in interest rates. We use derivative instruments to manage only a part of our interest rate risk. We have an interest rate swap agreement to manage our interest rate risk exposure on a $41,000 mortgage note due 2020, with interest payable at a rate equal to a spread over LIBOR. We assumed this mortgage note and related interest rate swap agreement in connection with our acquisition of Cole Corporate Income Trust, Inc., or CCIT, in January 2015.

We record all derivatives on the balance sheet at fair value. The following table summarizes the terms of our outstanding interest rate swap agreement, which we designate as a cash flow hedge:

Fair Value
		Notional				of Liability
		Amount as of	Interest	Effective	Maturity	as of
	Balance Sheet Location	March 31, 2016	Rate (1)	Date	Date	March 31, 2016
Interest Rate Swap	Accounts Payable and Other Liabilities	$ 41,000	4.16%	1/29/2015	8/3/2020	$ 2,094

(1)	The interest rate consists of the underlying index swapped to a fixed rate and the applicable interest rate spread.

The table below presents the effects of our interest rate derivative in our condensed consolidated statements of comprehensive income for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,
	2016	2015
Amount of gain (loss) recognized in cumulative
other comprehensive income (loss) (effective portion)	$(996)	$356
Amount of gain (loss) reclassified from cumulative
other comprehensive income (loss) into
interest expense (effective portion)	$94	$(138)

We may enter into additional interest rate swaps or hedge agreements to manage some of our additional interest rate risk associated with our other floating rate borrowings.

Note 6. Indebtedness

Our principal debt obligations at March 31, 2016 were: (1) our $328,000 of outstanding borrowings under our $750,000 unsecured revolving credit facility; (2) our $350,000 unsecured term loan; (3) an aggregate outstanding principal amount of $1,450,000 of public issuances of senior unsecured notes; and (4) an aggregate outstanding principal amount of $285,433 of mortgage notes.

Our $750,000 unsecured revolving credit facility and our $350,000 unsecured term loan are governed by a credit agreement with a syndicate of institutional lenders. This credit agreement includes a feature under which the maximum aggregate borrowing availability under the unsecured revolving credit facility and the unsecured term loan may be increased to up to $2,200,000 on a combined basis under certain circumstances.

Our $750,000 unsecured revolving credit facility has a maturity date of March 29, 2019, interest payable on borrowings of LIBOR plus 105 basis points and a facility fee of 20 basis points per annum, based on the total amount of lending commitments. Both the interest rate premium and the facility fee for the unsecured revolving credit facility are subject to adjustment based on changes to our credit ratings. Upon the payment of an extension fee and meeting other conditions, we have the option to extend the maturity date of the unsecured revolving credit facility to March 29, 2020. As of both March 31, 2016 and December 31, 2015, the annual interest rate payable on borrowings under our unsecured revolving credit facility was 1.44%. The weighted average annual interest rate for borrowings under our unsecured revolving credit facility was 1.44% and 1.28% for the three months ended March 31, 2016 and 2015, respectively. We can borrow, repay and reborrow funds available under our unsecured revolving credit facility until maturity, and no principal repayment is due until maturity. As of March 31, 2016 and April 25, 2016, we had $328,000 and $318,000, respectively, outstanding under our unsecured revolving credit facility.

Our $350,000 unsecured term loan has a maturity date of March 31, 2020 and interest payable on the amount outstanding of LIBOR plus 115 basis points. The interest rate premium for our unsecured term loan is subject to adjustment based on changes to our credit ratings. As of March 31, 2016 and December 31, 2015, the annual interest rate payable for the amount outstanding under our unsecured term loan was 1.59% and 1.39%, respectively. The weighted average annual interest rate for the amount outstanding under our unsecured term loan was 1.58% and 1.35% for the three months ended March 31, 2016 and 2015, respectively.

Our credit agreement and our senior unsecured notes indenture and its supplement provide for acceleration of payment of all amounts due thereunder upon the occurrence and continuation of certain events of default, such as, in the case of our credit agreement, a change of control of us, which includes The RMR Group LLC, or RMR LLC, ceasing to act as our business manager and property manager. Our senior unsecured notes indenture and its supplement and our credit agreement also contain a number of covenants, including covenants that restrict our ability to incur debts or to make distributions under certain circumstances, and generally require us to maintain certain financial ratios. We believe we were in compliance with the terms and conditions of the respective covenants under our senior unsecured notes indenture and its supplement and our credit agreement at March 31, 2016.

At March 31, 2016, nine of our properties (12 buildings) with a net book value of $455,388 had secured mortgage notes we assumed in connection with our acquisition of those properties. The aggregate principal amount outstanding under these mortgage notes as of March 31, 2016 was $285,433. These mortgage notes are non-recourse, subject to certain limited exceptions, and do not contain any material financial covenants.

Note 7. Fair Value of Assets and Liabilities

The table below presents certain of our assets and liabilities measured at fair value at March 31, 2016, categorized by the level of inputs, as defined in the fair value hierarchy under GAAP, used in the valuation of each asset and liability:

		Fair Value at Reporting Date Using
		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
		Identical Assets	Observable Inputs	Inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)
Recurring Fair Value Measurements:
Assets:
Investment in RMR Inc. (1)	$39,687	$39,687	$—	$—

Liabilities:
Interest rate swap (2)	$(2,094)	$—	$(2,094)	$—

(1)

Our 1,586,836 shares of class A common stock of The RMR Group Inc., or RMR Inc., which are included in other assets in our condensed consolidated balance sheets, are reported at fair value which is based on quoted market prices (Level 1 inputs). Our historical cost basis for these shares is $42,686. The unrealized loss of $2,999 for these shares as of March 31, 2016 is included in cumulative other comprehensive loss in our condensed consolidated balance sheets. We evaluated the decline in the fair value of the RMR Inc. shares and determined that based on the severity and duration of the decline, and our ability and intent to hold the investment for a reasonable period of time sufficient for a forecasted recovery of fair value, we do not consider the investment to be other-than-temporarily impaired at March 31, 2016.

(2)

As discussed in Note 5, we have an interest rate swap agreement on a $41,000 mortgage note. This interest rate swap agreement is carried at fair value and is included in accounts payable and other liabilities in our condensed consolidated balance sheets and is valued using Level 2 inputs. The fair value of this instrument is determined using interest rate pricing models. Considerable judgment is necessary to develop estimated fair values of financial assets and liabilities. Accordingly, the estimate presented in the table above is not necessarily indicative of the amount for which we could be liable upon extinguishment of the liability.

In addition to the asset and liability described in the table above, our financial instruments include cash and cash equivalents, restricted cash, rents receivable, an unsecured revolving credit facility, an unsecured term loan, senior unsecured notes, mortgage notes payable, accounts payable, rents collected in advance, security deposits and amounts due to related persons. At March 31, 2016 and December 31, 2015, the fair value of our financial instruments approximated their carrying values in our condensed consolidated financial statements, due to their short term nature or variable interest rates, except as follows:

	At March 31, 2016		At December 31, 2015
	Carrying	Estimated	Carrying	Estimated
	Amount (1)	Fair Value	Amount (1)	Fair Value
Senior unsecured notes, due 2018 at 2.85%	$347,772	$349,316	$347,448	$353,063
Senior unsecured notes, due 2020 at 3.60%	$395,043	$400,378	$394,712	$402,984
Senior unsecured notes, due 2022 at 4.15%	$294,694	$297,438	$294,471	$293,373
Senior unsecured notes, due 2025 at 4.50%	$389,660	$378,802	$389,394	$386,000
Mortgage notes payable	$246,283	$247,643	$246,473	$242,435

(1)	Includes unamortized debt issuance costs, premiums and discounts.

We estimate the fair value of our senior unsecured notes using an average of the bid and ask prices of the notes as of the measurement date (Level 2 inputs). We estimate the fair value of our mortgage notes payable using discounted cash flow analyses and currently prevailing market rates as of the measurement date (Level 3 inputs). Because Level 3 inputs are unobservable, our estimated fair value may differ materially from the actual fair value.

Note 8. Noncontrolling Interest

An office building containing approximately 344,000 square feet located in Duluth, GA was owned pursuant to a joint venture arrangement. On February 29, 2016, we acquired the 11% ownership interest of our joint venture partner for $3,908. As a result, for periods from and after that date, there is no longer a noncontrolling interest with respect to this office building.

Note 9. Shareholders’ Equity

On February 23, 2016, we paid a regular quarterly distribution of $0.50 per common share, or $44,687, to shareholders of record on January 22, 2016. On April 13, 2016, we declared a regular quarterly distribution of $0.50 per common share, or approximately $44,700, to shareholders of record on April 25, 2016. We expect to pay this distribution on or about May 19, 2016.

Note 10. Cumulative Other Comprehensive Income (Loss)

The following table presents changes in the amounts we recognized in cumulative other comprehensive income (loss) by component for the three months ended March 31, 2016:

	Unrealized Gain	Unrealized	Equity in
	(Loss) on Investment	Gain (Loss)	Unrealized Gain
	in Available for	on Derivative	(Loss) of an
	Sale Securities	Instruments (1)	Investee (2)	Total
Balance at December 31, 2015	$(19,820)	$276	$(43)	$(19,587)

Other comprehensive income (loss) before reclassifications	16,821	(996)	53	15,878
Amounts reclassified from cumulative other
comprehensive income (loss) to net income	—	94	(1)	93
Net current period other comprehensive income (loss)	16,821	(902)	52	15,971
Balance at March 31, 2016	$(2,999)	$(626)	$9	$(3,616)

(1)	Amounts reclassified from cumulative other comprehensive income (loss) are included in interest expense in our condensed consolidated statements of comprehensive income.

(2)	Amounts reclassified from cumulative other comprehensive income (loss) are included in equity in earnings of an investee in our condensed consolidated statements of comprehensive income.

Note 11. Weighted Average Common Shares

The following table provides a reconciliation of the weighted average number of common shares used in the calculation of basic and diluted earnings per share (in thousands):

	Three Months Ended March 31,
	2016	2015
Weighted average common shares for basic earnings per share	89,286	79,489
Effect of dilutive securities: unvested share awards	9	9
Weighted average common shares for diluted earnings per share	89,295	79,498

Note 12. Related Person Transactions

We have relationships and historical and continuing transactions with RMR LLC and others related to it, including other companies to which RMR LLC provides management services and which have trustees, directors and officers who are also trustees or officers of us. These relationships include Government Properties Income Trust, or GOV, our largest shareholder, which owned approximately 27.9% of our outstanding common shares at March 31, 2016.

For further information about these and other such relationships and certain other related person transactions, please refer to our Annual Report.

RMR LLC: Pursuant to our business management agreement with RMR LLC, we recognized net business management fees of $5,007 and $4,646 for the three months ended March 31, 2016 and 2015, respectively. No incentive fees were estimated to be payable to RMR LLC for the three months ended March 31, 2016 and 2015, respectively. The net business management fees we recognized for the 2016 and 2015 periods are included in general and administrative expenses in our condensed consolidated statements of comprehensive income.

In accordance with the terms of our business management agreement, we issued 18,656 of our common shares to RMR LLC for the three months ended March 31, 2015 as payment for a part of the business management fee we recognized for that period. Beginning June 2015, all management fees under our business management agreement are paid in cash.

Pursuant to our property management agreement with RMR LLC, we recognized aggregate net property management and construction supervision fees of $3,114 and $2,625 for the three months ended March 31, 2016 and 2015, respectively. These amounts are included in other operating expenses or have been capitalized, as appropriate, in our condensed consolidated financial statements.

We are generally responsible for all of our operating expenses, including certain expenses incurred by RMR LLC on our behalf. Our property level operating expenses are generally incorporated into rents charged to our tenants, including certain payroll and related costs incurred by RMR LLC. We reimbursed RMR LLC $1,621 and $880 for property management related expenses for the three months ended March 31, 2016 and 2015, respectively; these amounts are included in other operating expenses in our condensed consolidated statements of comprehensive income.

We have historically awarded share grants to certain RMR LLC employees under our equity compensation plan.  In addition, under our business management agreement we reimburse RMR LLC for our allocable costs for internal audit services. The amounts recognized as expense for share grants to RMR LLC employees and internal audit costs were $339 and $235 for the three months ended March 31, 2016 and 2015, respectively; these amounts are included in general and administrative expenses in our condensed consolidated statements of comprehensive income.

We lease office space to RMR LLC in one of our properties located in Seattle, WA. Pursuant to our lease agreement with RMR LLC, we recognized rental income from RMR LLC for leased office space of approximately $5 for each of the three months ended March 31, 2016 and 2015, respectively.

RMR Inc.: In June 2015, we and three other real estate investment trusts, or REITs, to which RMR LLC provides management services, including GOV, or collectively, the Other REITs, participated in a transaction whereby we and the Other REITs each acquired shares of class A common stock of RMR Inc. and simultaneously amended our business and property management agreements with RMR LLC to, among other things, provide for continuing 20 year terms.  RMR Inc. is the managing member of RMR LLC and RMR LLC is a subsidiary of RMR Inc. The controlling shareholder of RMR Inc., ABP Trust, is owned by our Managing Trustees.

In connection with our acquisition of shares of class A common stock of RMR Inc., we recorded a liability for the amount by which the estimated fair value of these shares exceeded the price we paid for these shares; this liability is included in accounts payable and other liabilities in our condensed consolidated balance sheets. We are amortizing this liability ratably through December 31, 2035 as a reduction to our management fees expense. For the three months ended March 31, 2016, we amortized $558 of this liability, which amount is reflected in the net business management and property management fee amounts for that period referenced above. As of March 31, 2016, the unamortized amount of this liability was $44,072.

As of March 31, 2016, we own 1,586,836 shares of class A common stock of RMR Inc. We receive dividends on these shares as declared and paid by RMR Inc. to all holders of shares of RMR Inc. class A common stock. We did not receive any dividends on these shares during the three months ended March 31, 2016. However, on April 13, 2016, RMR Inc. declared a dividend of $0.2993 on its shares of class A common stock payable to shareholders of record on April 25, 2016. RMR Inc. has indicated that this dividend represents a regular quarterly dividend of $0.25 per share of class A common stock for the quarter ended March 31, 2016 plus a pro rata dividend of $0.0493 per share of class A common stock for the period from December 14, 2015 to December 31, 2015. RMR Inc. has indicated that it expects to pay this dividend on or about May 19, 2016.

AIC: We and six other companies to which RMR LLC provides management services each own in equal amounts Affiliates Insurance Company, or AIC. We and the other AIC shareholders participate in a combined property insurance program arranged and reinsured in part by AIC.

As of March 31, 2016, our investment in AIC had a carrying value of $6,956; this amount is included in other assets in our condensed consolidated balance sheets. We recognized income of $77 and $72 related to our investment in AIC for the three months ended March 31, 2016 and 2015, respectively. Our other comprehensive income includes our proportional share of unrealized gains on securities which are owned by AIC of $52 and $45 for the three months ended March 31, 2016 and 2015, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our condensed consolidated financial statements and notes thereto included in this Quarterly Report on Form 10-Q and with our Annual Report.

OVERVIEW

We are a REIT organized under Maryland law. As of March 31, 2016, we owned 119 properties (360 buildings, leasable land parcels and easements), located in 35 states, that contain approximately 44.7 million rentable square feet and were approximately 97.8% leased (based on rentable square feet). For the three months ended March 31, 2016, approximately 19.9% of our total revenue was from 11 properties (229 buildings, leasable land parcels and easements) with approximately 17.8 million rentable square feet we own on the island of Oahu, HI, or our Hawaii Properties. The remainder of our total revenue for the three months ended March 31, 2016 was from 108 properties (131 buildings) located throughout U.S. mainland, or our Mainland Properties. As of March 31, 2016, our properties were leased to 314 different tenants, with a weighted average remaining lease term (based on annualized rental revenue, as defined in footnote (2) to the first table on page 16 below) of approximately 10.4 years.

On January 29, 2015, we completed a merger with CCIT, or the CCIT Merger. At the effective time of the CCIT Merger, we acquired CCIT’s full property portfolio which included 64 office and industrial net leased properties (73 buildings), or the 64 CCIT Properties, as well as 23 healthcare properties which we sold concurrently to Senior Housing Properties Trust, or SNH. The properties we acquired and retained in the CCIT Merger significantly increased the size of our property portfolio and significantly increased the proportion of our total revenue that we earn from our Mainland Properties.

Property Operations

As of March 31, 2016, 97.8% of our rentable square feet was leased, compared to 97.7% of our rentable square feet as of March 31, 2015.  Occupancy data for our properties as of March 31, 2016 and 2015 is as follows (square feet in thousands):

	All Properties		Comparable Properties (1)
	As of March 31,		As of March 31,
	2016	2015	2016	2015
Total properties	119	115	51	51
Total rentable square feet (2)	44,706	43,815	27,671	27,671
Percent leased (3)	97.8%	97.7%	96.4%	96.4%

(1)	Consists of 51 properties (281 buildings, leasable land parcels and easements) that we owned continuously since January 1, 2015.

(2)	Subject to modest adjustments when space is re-measured or re-configured for new tenants and when land leases are converted to building leases.

(3)

Percent leased includes (i) space being fitted out for occupancy pursuant to existing leases as of March 31, 2016, if any, and (ii) space which is leased but is not occupied or is being offered for sublease by tenants, if any.

The average annualized effective rental rate per square foot, as defined below, for our properties for the three months ended March 31, 2016 and 2015 are as follows:

	Three Months Ended
	March 31,
	2016	2015
Average annualized effective rental rate per square foot leased: (1)
All Properties	$10.74	$9.99
Comparable Properties (2)	$9.00	$8.86

(1)

Average annualized effective rental rate per square foot leased represents annualized total revenue during the period specified divided by the average rentable square feet leased during the period specified.

(2)	Consists of 51 properties (281 buildings, leasable land parcels and easements) that we owned continuously since January 1, 2015.

During the three months ended March 31, 2016, we entered lease renewals and new leases for approximately 480,000 square feet at weighted average rental rates (by square feet) that were approximately 13.9% higher than prior rates for the same space. The weighted average lease term by square footage for new and renewal leases entered into during the three months ended March 31, 2016 was 15.8 years. Commitments for tenant improvements, leasing costs and concessions for leases entered into during the three months ended March 31, 2016 totaled $12,612, or $1.66 per square foot per year of the weighted average lease term.

Revenues from our Hawaii Properties, which represented approximately 19.9% of our total rental revenue for the three months ended March 31, 2016, have generally increased under our ownership as rents under the leases for those properties have reset to or renewed at the then current fair market value and we expect such increases may continue, but we expect that the impact of such future increases at our Hawaii Properties over the next few years will decline because fewer leases are subject to rent resets during that period. Moreover, the percentage of our total revenues derived from our Hawaii Properties has trended lower compared with past periods because of our acquisition of Mainland Properties, including in the CCIT Merger.

As shown in the table below, approximately 1.5% of our total rented square feet and approximately 1.3% of our total annualized rental revenue as of March 31, 2016, are included in leases scheduled to expire by December 31, 2016. As of March 31, 2016, our lease expirations by year are as follows (square feet and dollars in thousands):

							Cumulative
				Cumulative		Percent of	Percent of
			Percent of	Percent of		Total	Total
			Total	Total	Annualized	Annualized	Annualized
		Rented	Rented	Rented	Rental	Rental	Rental
	Number of	Square Feet	Square Feet	Square Feet	Revenue	Revenue	Revenue
Year	Leases	Expiring (1)	Expiring (1)	Expiring (1)	Expiring (2)	Expiring (2)	Expiring (2)
4/1/2016 - 12/31/2016	22	643	1.5%	1.5%	$5,788	1.3%	1.3%
2017	15	456	1.0%	2.5%	5,275	1.2%	2.5%
2018	27	1,526	3.5%	6.0%	16,265	3.6%	6.1%
2019	18	1,907	4.4%	10.4%	8,714	1.9%	8.0%
2020	13	938	2.1%	12.5%	8,744	1.9%	9.9%
2021	14	1,113	2.5%	15.0%	11,185	2.5%	12.4%
2022	69	3,914	9.0%	24.0%	48,751	10.7%	23.1%
2023	24	3,566	8.2%	32.2%	39,878	8.8%	31.9%
2024	23	7,001	16.0%	48.2%	69,356	15.3%	47.2%
2025	15	1,769	4.0%	52.2%	26,237	5.8%	53.0%
Thereafter	105	20,867	47.8%	100.0%	214,217	47.0%	100.0%
	345	43,700	100.0%		$454,410	100.0%

Weighted average remaining lease term (in years):		10.9			10.4

(1)

Rented square feet is pursuant to existing leases as of March 31, 2016, and includes (i) space being fitted out for occupancy pursuant to existing leases, if any, and (ii) space which is leased but is not occupied or is being offered for sublease by tenants, if any.

(2)

Annualized rental revenue is calculated as the annualized contractual rents, as of March 31, 2016, from tenants pursuant to existing leases, including straight line rent adjustments and excluding lease value amortization, and further adjusted for tenant concessions, including free rent and amounts reimbursed to tenants, plus estimated recurring expense reimbursements from tenants pursuant to existing leases.

A significant portion of our Hawaii Properties are lands leased for rents that are periodically reset based on then current fair market values, generally every five to ten years.  The following chart shows the annualized rental revenue as of March 31, 2016 scheduled to reset at our Hawaii lands.

Scheduled Rent Resets At Hawaii Lands

(dollars in thousands)

Annualized
Rental Revenue(1)
as of March 31, 2016
Scheduled to Reset
4/1/2016 - 12/31/2016	$—
2017	2,479
2018	2,492
2019 and thereafter	28,907
Total	$33,878

(1)	See footnote (2) to the table appearing above on this page 16 for a definition of annualized rental revenue.

With respect to our Hawaii land leases, we intend to negotiate with our tenants as rents under their leases are scheduled to reset in order to achieve new rents based on the then current fair market values. If we are unable to reach an agreement with a tenant on a rent reset, our Hawaii land leases typically provide that rent is reset based on an appraisal process. Despite our prior experience with rent resets in Hawaii, our ability to increase rents when rent resets occur depends upon market conditions which are beyond our control. Accordingly, we can provide no assurance that the increases in rents which we have achieved in the past will be repeated in the future, and it is possible that rents could reset to a lower level if fair market values decrease.

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

We generally receive rents from our tenants monthly in advance. As of March 31, 2016, tenants representing 1% or more of our total annualized rental revenue were as follows (square feet in thousands):

					% of
				% of Total	Annualized Rental
Tenant		Property Type	Sq. Ft. (1)	Sq. Ft. (1)	Revenue (2)
1.	Shook, Hardy & Bacon L.L.P.	Mainland Properties	596	1.4%	3.9%
2.	Tellabs, Inc.	Mainland Properties	820	1.9%	3.7%
3.	Amazon.com, Inc.	Mainland Properties	3,048	7.0%	3.5%
4.	Bank of America, N.A.	Mainland Properties	554	1.3%	3.1%
5.	Noble Energy, Inc.	Mainland Properties	497	1.1%	3.1%
6.	Tesoro Corporation	Mainland Properties	618	1.4%	3.0%
7.	Cinram Group, Inc.	Mainland Properties	1,873	4.3%	2.8%
8.	F5 Networks, Inc.	Mainland Properties	299	0.7%	2.8%
9.	WestRock Company	Mainland Properties	311	0.7%	2.4%
10.	Orbital ATK, Inc.	Mainland Properties	337	0.8%	2.3%
11.	The Hillshire Brands Company	Mainland Properties	248	0.6%	2.1%
12.	Novell, Inc.	Mainland Properties	406	0.9%	1.7%
13.	FedEx Corporation	Mainland Properties	795	1.8%	1.7%
14.	PNC Bank, National Association	Mainland Properties	441	1.0%	1.4%
15.	Allstate Insurance Company	Mainland Properties	458	1.0%	1.3%
16.	ServiceNow, Inc.	Mainland Properties	149	0.3%	1.3%
17.	Church & Dwight Co., Inc.	Mainland Properties	250	0.6%	1.3%
18.	Restoration Hardware, Inc.	Mainland Properties	1,195	2.7%	1.3%
19.	The Men's Wearhouse, Inc.	Mainland Properties	206	0.5%	1.2%
20.	Primerica Life Insurance Company	Mainland Properties	344	0.8%	1.1%
21.	American Tire Distributors, Inc.	Mainland Properties	722	1.7%	1.1%
22.	The Southern Company	Mainland Properties	448	1.0%	1.1%
23.	Compass Group USA, Inc.	Mainland Properties	227	0.5%	1.1%
24.	United Launch Alliance, LLC	Mainland Properties	168	0.4%	1.0%
25.	Red Hat, Inc.	Mainland Properties	175	0.4%	1.0%
	Total		15,185	34.8%	50.3%

(1)

Square feet is pursuant to existing leases as of March 31, 2016, and includes (i) space being fitted out for occupancy pursuant to existing leases, if any, and (ii) space which is leased but is not occupied or is being offered for sublease by tenants, if any.

(2)	See footnote (2) to the first table appearing on page 16 above for a definition of annualized rental revenue.

Investment Activities (dollars in thousands)

One of the properties we acquired in the CCIT Merger was owned pursuant to a joint venture arrangement that was formed to own and manage a net leased office building with approximately 344,000 square feet located in Duluth, GA. In December 2015, the joint venture partner exercised an option that required us to purchase its 11% ownership interest at fair market value. On February 29, 2016, we purchased that interest for $3,908.

Our strategy related to property acquisitions is materially unchanged from that disclosed in our Annual Report. We currently intend to expand our investments by primarily acquiring additional single tenant, net leased properties throughout the mainland United States and we expect to use the extensive nationwide resources of our manager, RMR LLC, to locate and acquire such properties. One of our goals in acquiring additional properties will be to further diversify our sources of rents and thus improve the security of our revenues. Another goal will be to purchase properties that produce rents, less property operating expenses, that are greater than our capital costs for the properties and, accordingly, allow us to increase distributions to our shareholders over time. We expect that most of our acquisition efforts will focus on office and industrial properties; however, we may consider acquiring other types of properties, including properties which are net leased to single tenants for retail uses and special purpose properties specifically suited to particular tenants’ requirements. We also may acquire additional properties in Hawaii, but we currently expect this will not be a significant part of our future acquisitions because there are limited opportunities to acquire properties in Hawaii, especially to acquire lands which are leased to third party tenants.

Financing Activities

For information regarding our financing activities, please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Our Investment and Financing Liquidity and Resources” of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2016, Compared to Three Months Ended March 31, 2015 (dollars and share amounts in thousands, except per share data)

	Comparable Properties Results (1)				Acquired Properties Results (2)			Consolidated Results
	Three Months Ended March 31,				Three Months Ended March 31,			Three Months Ended March 31,
			$	%			$			$	%
	2016	2015	Change	Change	2016	2015	Change	2016	2015	Change	Change
Revenues:
Rental income	$50,818	$50,515	$303	0.6%	$47,042	$29,963	$17,079	$97,860	$80,478	$17,382	21.6%
Tenant reimbursements and other income	9,127	8,505	622	7.3%	10,245	5,432	4,813	19,372	13,937	5,435	39.0%
Total revenues	59,945	59,020	925	1.6%	57,287	35,395	21,892	117,232	94,415	22,817	24.2%

Operating expenses:
Real estate taxes	5,998	5,735	263	4.6%	4,290	2,622	1,668	10,288	8,357	1,931	23.1%
Other operating expenses	5,019	4,860	159	3.3%	7,939	4,147	3,792	12,958	9,007	3,951	43.9%
Total operating expenses	11,017	10,595	422	4.0%	12,229	6,769	5,460	23,246	17,364	5,882	33.9%

Net operating income (3)	$48,928	$48,425	$503	1.0%	$45,058	$28,626	$16,432	93,986	77,051	16,935	22.0%

Other expenses:
Depreciation and amortization								33,469	24,719	8,750	35.4%
Acquisition related costs								58	20,539	(20,481)	(99.7)%
General and administrative								6,976	6,792	184	2.7%
Total other expenses								40,503	52,050	(11,547)	(22.2)%
Operating income								53,483	25,001	28,482	113.9%
Interest expense								(20,609)	(14,179)	(6,430)	45.3%
Loss on early extinguishment of debt								-	(6,845)	6,845	(100.0)%
Income before income tax expense and equity in earnings of an investee								32,874	3,977	28,897	726.6%
Income tax expense								(139)	(31)	(108)	348.4%
Equity in earnings of an investee								77	72	5	6.9%
Net income								32,812	4,018	28,794	716.6%
Net income allocated to noncontrolling interest								(33)	(41)	8	(19.5)%
Net income attributed to SIR								$32,779	$3,977	$28,802	724.2%

Weighted average common shares outstanding - basic								89,286	79,489	9,797	12.3%
Weighted average common shares outstanding - diluted								89,295	79,498	9,797	12.3%

Net income attributed to SIR per common share - basic and diluted								$0.37	$0.05	$0.32	640.0%

Calculation of Funds From Operations Attributed to SIR and Normalized Funds From Operations Attributed to SIR (4)
Net income attributed to SIR								$32,779	$3,977
Plus: depreciation and amortization								33,469	24,719
Plus: net income allocated to noncontrolling interest								33	41
Less: FFO allocated to noncontrolling interest								(77)	(83)
FFO attributed to SIR								66,204	28,654
Plus: acquisition related costs								58	20,539
Plus: loss on early extinguishment of debt								-	6,845
Less: normalized FFO from noncontrolling interest, net of FFO								-	(59)
Normalized FFO attributed to SIR								$66,262	$55,979

FFO attributed to SIR per common share - basic and diluted								$0.74	$0.36
Normalized FFO attributed to SIR per common share - basic and diluted								$0.74	$0.70

(1)	Consists of 51 properties (281 buildings, leasable land parcels and easements) that we owned continuously since January 1, 2015.

(2)

Consists of 68 properties (79 buildings) we acquired during the period from January 1, 2015 to March 31, 2016. In January 2015, we acquired 64 of these properties (73 buildings) in connection with the CCIT Merger. We acquired the remaining four properties (six buildings) in separate transactions during 2015.

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

(4)

We calculate funds from operations, or FFO attributed to SIR, and normalized funds from operations, or Normalized FFO attributed to SIR, as shown above. FFO attributed to SIR is calculated on the basis defined by The National Association of Real Estate Investment Trusts, or NAREIT, which is net income, calculated in accordance with GAAP, plus real estate depreciation and amortization and the difference between net income and FFO allocated to noncontrolling interest, as well as certain other adjustments currently not applicable to us. Our calculation of Normalized FFO attributed to SIR differs from NAREIT’s definition of FFO because we include business management incentive fees, if any, only in the fourth quarter versus the quarter when they are recognized as expense in accordance with GAAP and we exclude acquisition related costs, loss on early extinguishment of debt and Normalized FFO from noncontrolling interest, net of FFO. We consider FFO attributed to SIR and Normalized FFO attributed to SIR to be appropriate measures of operating performance for a REIT, along with net income, net income attributed to a REIT, operating income and cash flow from operating activities. We believe that FFO attributed to SIR and Normalized FFO attributed to SIR provide useful information to investors because by excluding the effects of certain historical amounts, such as depreciation expense, FFO attributed to SIR and Normalized FFO attributed to SIR may facilitate a comparison of our operating performance between periods and with other REITs. FFO attributed to SIR and Normalized FFO attributed to SIR are among the factors considered by our Board of Trustees when determining the amount of distributions to our shareholders. Other factors include, but are not limited to, requirements to maintain our qualification for taxation as a REIT, limitations in our credit agreement and public debt covenants, the availability to us of debt and equity capital, our expectation of our future capital requirements and operating performance and our expected needs and availability of cash to pay our obligations. FFO attributed to SIR and Normalized FFO attributed to SIR do not represent cash generated by operating activities in accordance with GAAP and should not be considered as alternatives to net income, net income attributed to SIR, operating income or cash flow from operating activities, determined in accordance with GAAP, or as indicators of our financial performance or liquidity, nor are these measures necessarily indicative of sufficient cash flow to fund all of our needs. These measures should be considered in conjunction with net income, net income attributed to SIR, operating income and cash flow from operating activities as presented in our Condensed Consolidated Statements of Comprehensive Income and Condensed Consolidated Statements of Cash Flows. Other real estate companies and REITs may calculate FFO and Normalized FFO differently than we do.

References to changes in the income and expense categories below relate to the comparison of results for the three months ended March 31, 2016, compared to the three months ended March 31, 2015. Our acquisition activity reflects our acquisition of the 64 CCIT Properties (73 buildings) in January 2015 and four properties (six buildings) in separate transactions during 2015.

Rental income. The increase in rental income primarily reflects our acquisition activity, particularly the 64 CCIT Properties, plus increases from leasing activity and rent resets offset by a decrease in annual percentage rent at our comparable properties located in Hawaii. Rental income includes non-cash straight line rent adjustments totaling approximately $6,302 for the 2016 period and approximately $5,827 for the 2015 period, and net amortization of acquired real estate leases and assumed real estate lease obligations totaling approximately $436 for the 2016 period and approximately $808 for the 2015 period.

Tenant reimbursements and other income. The increase in tenant reimbursements and other income primarily reflects our acquisition activity, plus increases in real estate tax and operating expense reimbursements at certain of our comparable properties.

Real estate taxes. The increase in real estate taxes primarily reflects our acquisition activity and tax valuation and tax rate increases at certain of our comparable properties.

Other operating expenses. Other operating expenses primarily include property maintenance, environmental remediation, utilities, insurance, bad debt, legal and property management fees, net of amortization of the liability we recorded in connection with our acquisition of RMR Inc. shares as discussed in Note 12 to the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q. The increase in other operating expenses primarily reflects our acquisition activity, particularly the 64 CCIT Properties, and increases in general operating expenses throughout our comparable properties, partially offset by a reduction of property management fees from amortization of the liability we recorded in connection with our acquisition of RMR Inc. shares.

Depreciation and amortization. The increase in depreciation and amortization primarily reflects our acquisition activity, partially offset by certain of our depreciable assets at our comparable properties becoming fully depreciated since January 1, 2015.

Acquisition related costs. Acquisition related costs for the 2015 period primarily reflect costs related to our acquisition of the 64 CCIT Properties.

General and administrative. General and administrative expenses primarily include fees paid under our business management agreement, net of amortization of the liability we recorded in connection with our acquisition of RMR Inc. shares as discussed in Note 12 to the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, legal fees, audit fees, Trustee cash fees and non-cash equity compensation expense related to awards to our Trustees, our officers and certain other RMR LLC employees. The increase in general and administrative expenses in the 2016 period primarily reflects an increase in net business management fees and accounting fees resulting primarily from our property acquisitions, partially offset by lower legal fees.

Interest expense. The increase in interest expense primarily reflects the issuance of $1,450,000 of senior unsecured notes in February 2015, the assumption of approximately $267,700 of mortgage debt in January 2015 and an increase in interest rates in the 2016 period on our unsecured revolving credit facility and unsecured term loan.

Loss on early extinguishment of debt. Loss on early extinguishment of debt in the 2015 period reflects the write-off of unamortized debt issuance costs related to the repayment and termination of a bridge loan that was entered in connection with the CCIT Merger, and the refinancing of our unsecured revolving credit facility and unsecured term loan completed in January 2015.

Income tax expense. We recognized higher state income taxes during the 2016 period primarily due to increased taxable income in certain jurisdictions as a result of our acquisitions.

Equity in earnings of an investee. Equity in earnings of an investee represents our proportionate share of earnings from our investment in AIC.

Net income. The increase in net income for the 2016 period compared to the 2015 period reflects the changes noted above.

Net income allocated to noncontrolling interest. Net income allocated to noncontrolling interest represents an 11% noncontrolling interest of a third party in one of the properties we acquired in connection with the CCIT Merger. On February 29, 2016, we acquired this 11% noncontrolling interest at fair market value. As a result, for periods from and after that date, there is no longer a noncontrolling interest with respect to this office building. See Notes 3 and 8 to the Notes to Condensed Consolidated Financial Statements included in Part I, Item I of this Quarterly Report on Form 10-Q, which is incorporated herein by reference, for further information regarding our acquisition of the remaining 11% interest.

Weighted average common shares outstanding. The increase in weighted average common shares outstanding primarily reflects (i) shares issued in connection with the CCIT Merger in January 2015, (ii) shares granted to our Trustees in May 2015, (iii) shares granted to our officers and certain other employees of RMR LLC in September 2015, (iv) shares issued to RMR LLC through May 2015 pursuant to our business management agreement, and (v) shares issued in connection with our acquisition of shares of RMR Inc. in June 2015.

Basic and diluted net income attributed to SIR per common share. The increase in net income attributed to SIR per common share primarily reflects the changes to net income noted above, partially offset by an increase in the weighted average common shares outstanding noted above.

LIQUIDITY AND CAPITAL RESOURCES

Our Operating Liquidity and Resources (dollars in thousands)

Our principal sources of funds to meet operating and capital expenses and debt service obligations and pay distributions on our common shares is rents from tenants at our properties and borrowings under our unsecured revolving credit facility. We believe that these sources of funds will be sufficient to meet our operating and capital expenses and debt service obligations and pay distributions on our common shares for the next 12 months and for the foreseeable future thereafter. Our future cash flows from operating activities will depend primarily upon our ability to:

•	maintain or improve the occupancy of, and the rent rates at, our properties;

•	control our operating expenses; and

•	purchase additional properties which produce cash flows in excess of our costs of acquisition capital and property operating expenses.

Our future purchases of properties cannot be accurately projected because such purchases depend upon purchase opportunities which come to our attention and our ability to successfully conclude the acquisitions. We generally do not intend to purchase “turn around” properties, or properties which do not generate positive cash flows.

Cash flows provided by (used in) operating, investing and financing activities were $38,538, ($1,395) and ($23,725), respectively, for the three months ended March 31, 2016, and $39,230, ($1,452,990) and $1,434,171, respectively, for the three months ended March 31, 2015. The decrease in operating activities cash flow for the three months ended March 31, 2016 compared to the corresponding prior year period is primarily due to unfavorable working capital changes, partially offset by increased operating cash flow from our acquisition activities during 2015. The decrease in cash used in investing activities for the three months ended March 31, 2016 compared to the corresponding prior year period is primarily due to significantly more acquisition activity during the three months ended March 31, 2015 compared to the current year period. The decrease in financing activities cash flow for the three months ended March 31, 2016 compared to the corresponding prior year period is primarily due to (i) the issuance of $1,450,000 aggregate principal amount of senior unsecured notes in February 2015 and (ii) net activities on our unsecured revolving credit facility resulting primarily from our acquisitions during the 2015 period, partially offset by (iii) increased distributions to our common shareholders during the 2016 period compared to the 2015 period.

Our Investment and Financing Liquidity and Resources (dollars in thousands, except per share data)

In order to fund acquisitions and to meet cash needs that may result from timing differences between our receipt of rents and our desire or need to make distributions or pay operating or capital expenses, we maintain a $750,000 unsecured revolving credit facility with a group of lenders. The maturity date of our unsecured revolving credit facility is March 29, 2019 and, subject to the payment of an extension fee and meeting other conditions, we have the option to extend the stated maturity date by one year to March 29, 2020. Borrowings under our unsecured revolving credit facility require interest at LIBOR plus a premium. We also pay a facility fee on the total amount of lending commitments under our unsecured revolving credit facility. Both the interest rate premium and the facility fee are subject to adjustment based upon changes to our credit ratings. At March 31, 2016, the interest rate premium on our unsecured revolving credit facility was 105 basis points and our facility fee was 20 basis points. We can borrow, repay and reborrow funds available under our unsecured revolving credit facility until maturity, and no principal repayment is due until maturity. As of March 31, 2016, the annual interest rate payable on borrowings under our unsecured revolving credit facility was 1.44%. As of March 31, 2016 and April 25, 2016, we had $328,000 and $318,000, respectively, outstanding under our unsecured revolving credit facility and $422,000 and $432,000, respectively, available to borrow under our unsecured revolving credit facility.

We have a $350,000 unsecured term loan that matures on March 31, 2020 and is prepayable by us at any time without penalty. The unsecured term loan requires interest payable on the amount outstanding of LIBOR plus 115 basis points. The interest rate premium for the unsecured term loan is subject to adjustment based on changes to our credit ratings. As of March 31, 2016, the annual interest rate payable on borrowings under our unsecured term loan was 1.59%.

In addition, the credit agreement governing our unsecured revolving credit facility and unsecured term loan includes a feature under which the maximum borrowing availability under the facilities may be increased to up to $2,200,000 on a combined basis under certain circumstances.

Our debt maturities (other than our unsecured revolving credit facility and unsecured term loan) as of March 31, 2016 were as follows: $40,461 in 2016, $17,570 in 2017, $350,304 in 2018, $4,926 in 2019, $501,172 in 2020 and $821,000 thereafter.

As of March 31, 2016, we had $31,294 of cash and cash equivalents. We typically use cash balances, borrowings under our unsecured revolving credit facility, net proceeds from offerings of equity or debt securities and the cash flow from our operations to fund debt repayments, future property acquisitions, capital expenditures and other general business purposes. We also have in the past assumed mortgage debt in connection with certain of our acquisitions and we may do so in the future. In addition, we may sell properties we own or place mortgages on properties we own.

When significant amounts are outstanding under our unsecured revolving credit facility, or as the maturity of our unsecured credit facility, our unsecured term loan and our senior unsecured notes approach, we expect to explore alternatives for repaying or refinancing such amounts. We may do the same with respect to mortgage debt. Such alternatives may include incurring additional term debt and issuing new equity or debt securities. Although we cannot provide assurance that we will be successful in consummating any particular type of financing, we believe that we will have access to financing, such as debt and equity offerings, to fund our committed and future acquisitions and capital expenditures and to pay our obligations. We currently have an effective shelf registration statement that allows us to issue public securities on an expedited basis, but it does not assure that there will be buyers for such securities.

The completion and the costs of any future financings will depend primarily upon market conditions. The feasibility and cost of any future debt financings will depend primarily on credit markets and our then creditworthiness. We have no control over market conditions. Potential lenders in future debt transactions will evaluate our creditworthiness and our ability to fund required debt service and repay principal balances when they become due by reviewing our results of operations, financial condition, business practices and plans including our ability to maintain our earnings, to stagger our debt maturities and to balance our use of debt and equity capital so that our financial performance and leverage ratios afford us flexibility to withstand any reasonably anticipated adverse changes. We intend to conduct our business in a manner which will continue to afford us reasonable access to capital for investment and financing activities, but we cannot assure that we will be able to successfully carry out this intention.

During the three months ended March 31, 2016, we paid regular quarterly cash distributions to our common shareholders aggregating $44,687 using existing cash balances and borrowings under our unsecured revolving credit facility. For further information regarding the distributions we paid during 2016, see Note 9 to the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

On April 13, 2016, we declared a regular quarterly distribution of $0.50 per common share, or approximately $44,700, to shareholders of record on April 25, 2016. We expect to pay this distribution on or about May 19, 2016 using existing cash balances and borrowings under our unsecured revolving credit facility.

During the three months ended March 31, 2016 and 2015, amounts capitalized for tenant improvements, leasing costs, building improvements and development and redevelopment activities were as follows (dollars in thousands):

	Three Months Ended
	March 31,
	2016	2015
Tenant improvements (1)	$14	$21
Leasing costs (2)	3,139	163
Building improvements (3)	104	-
Development, redevelopment and other activities (4)	748	-
	$4,005	$184

(1)	Tenant improvements include capital expenditures used to improve tenants’ space or amounts paid directly to tenants to improve their space.

(2)	Leasing costs include leasing related costs, such as brokerage commissions, legal costs and tenant inducements.

(3)	Building improvements generally include (i) expenditures to replace obsolete building components and (ii) expenditures that extend the useful life of existing assets.

(4)

Development, redevelopment and other activities generally include (i) capital expenditures that are identified at the time of a property acquisition and incurred within a short time period after acquiring the property and (ii) capital expenditure projects that reposition a property or result in new sources of revenues.

During the three months ended March 31, 2016, commitments made for expenditures, such as tenant improvements and leasing costs in connection with leasing space, were as follows (dollars and square feet in thousands, except per square foot amounts):

	New Leases	Renewals	Totals
Square feet leased during the period	42	438	480
Total leasing costs and concession commitments (1)	$349	$12,263	$12,612
Total leasing costs and concession commitments per square foot (1)	$8.31	$28.00	$26.28
Weighted average lease term by square feet (years)	21.9	15.3	15.8
Total leasing costs and concession commitments per square foot per year (1)	$0.38	$1.83	$1.66

(1)	Includes commitments made for leasing expenditures and concessions, such as tenant improvements, leasing commissions, tenant reimbursements and free rent.

Off Balance Sheet Arrangements (dollars in thousands)

As of March 31, 2016, we had no off balance sheet arrangements that have had or that we expect would be reasonably likely to have a material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources. We had no swaps or hedges as of March 31, 2016, other than the cash flow hedge associated with $41,000 of mortgage debt described in Notes 5 and 7 to the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q and under “Quantitative and Qualitative Disclosures About Market Risk” included in Part I, Item 3 of this Quarterly Report on Form 10-Q.

Debt Covenants (dollars in thousands)

Our principal debt obligations at March 31, 2016 were our senior unsecured notes, borrowings outstanding under our unsecured revolving credit facility and unsecured term loan, and secured mortgage notes assumed in connection with some of our acquisitions. Our mortgage notes are non-recourse, subject to certain limitations, and do not contain any material financial covenants. Our publicly issued senior unsecured notes are governed by an indenture. Our senior unsecured notes indenture and its supplement and the credit agreement for our unsecured revolving credit facility and unsecured term loan provide for acceleration of payment of all amounts outstanding upon the occurrence and continuation of certain events of default, such as, in the case of our credit agreement, a change of control of us, which includes RMR LLC ceasing to act as our business manager and property manager. Our senior unsecured notes indenture and its supplement and our credit agreement for our unsecured revolving credit facility and unsecured term loan contain a number of covenants which restrict our ability to incur debts, including debts secured by mortgages on our properties, in excess of calculated amounts, restrict our ability to make distributions under certain circumstances and generally require us to maintain certain financial ratios. As of March 31, 2016, we believe we were in compliance with all of the terms and covenants under our unsecured revolving credit facility and unsecured term loan and senior unsecured notes indenture and its supplement.

Neither our senior unsecured notes indenture and its supplement nor our credit agreement contain provisions for acceleration which could be triggered by our debt ratings. However, under our credit agreement, our senior unsecured debt ratings are used to determine the fees and interest rates we pay. Accordingly, if our debt ratings are downgraded by certain credit rating agencies, our interest expense and related costs under our credit agreement would increase.

Our senior unsecured notes indenture and its supplement contain cross default provisions to any other debts of $25,000 or more. Similarly, our unsecured revolving credit facility and unsecured term loan have cross default provisions to other indebtedness that is recourse of $25,000 or more and indebtedness that is non-recourse of $50,000 or more.

Related Person Transactions

We have relationships and historical and continuing transactions with RMR LLC and others related to it. For example, we have no employees and the personnel and various services we require to operate our business are provided to us by RMR LLC pursuant to management agreements; RMR Inc. is the managing member of RMR LLC and we own shares of class A common stock of RMR Inc.; and the controlling shareholder of RMR Inc., ABP Trust, is owned by our Managing Trustees. Also, GOV is our largest shareholder; and we and six other companies to which RMR LLC provides management services own in equal amounts AIC, an insurance company, and we participate in a combined property insurance program arranged and reinsured in part by AIC. For further information about these and other such relationships and related person transactions, please see Note 12 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, which is incorporated herein by reference, our Annual Report, our definitive Proxy Statement for our 2016 Annual Meeting of Shareholders and our other filings with the Securities and Exchange Commission, or SEC. In addition, please see the section captioned “Risk Factors” of our Annual Report for a description of risks that may arise as a result of these and other related person transactions and relationships. Our filings with the SEC and copies of certain of our agreements with these related parties are publicly available as exhibits to our public filings with the SEC and accessible at the SEC’s website, www.sec.gov. We may engage in additional transactions with related persons, including companies to which RMR LLC or its affiliates provide management services.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk (dollars in thousands)

We are exposed to risks associated with market changes in interest rates. We manage our exposure to interest rate risk by monitoring available financing alternatives. Our strategy to manage exposure to changes in interest rates is materially unchanged since December 31, 2015. Other than as described below, we do not currently expect any significant changes in our exposure to fluctuations in interest rates or in how we manage this exposure in the near future.

At March 31, 2016, our outstanding fixed rate debt consisted of the following senior unsecured notes and secured mortgage notes:

Fixed Rate Debt

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

Secured Mortgage Notes:

		Annual	Annual		Interest
	Principal	Interest	Interest		Payments
Debt	Balance (1)	Rate (1)	Expense (1)	Maturity	Due
Mortgage note (one property (two buildings in Carlsbad, CA))	$17,690	5.95%	$1,053	2017	Monthly
Mortgage note (one property (one building in Harvey, IL))	2,000	4.50%	90	2019	Monthly
Mortgage note (one property (one building in Columbus, OH))	2,400	4.50%	108	2019	Monthly
Mortgage note (one property (one building in Ankeny, IA))	12,360	3.87%	478	2020	Monthly
Mortgage note (one property (one building in Philadelphia, PA)) (2)	41,000	4.16%	1,706	2020	Monthly
Mortgage note (one property (one building in Chester, VA))	48,750	3.99%	1,945	2020	Monthly
Mortgage note (one property (three buildings in Seattle, WA))	71,000	3.55%	2,521	2023	Monthly
Mortgage note (one property (one building in Chicago, IL))	50,000	3.70%	1,850	2023	Monthly
	$245,200		$9,751

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

We have an interest rate swap agreement that we assumed in connection with the CCIT Merger. This interest rate swap agreement manages our interest rate risk exposure on a $41,000 mortgage note due 2020, which requires us to pay interest at a rate equal to a premium over LIBOR. The interest rate swap agreement effectively modifies our exposure to interest rate risk arising from this floating rate mortgage loan by converting this floating rate debt to a fixed rate through August 3, 2020, which is the maturity date of the mortgage note, thus reducing the impact of interest rate changes on future interest expense. This agreement involves the receipt of floating rate amounts in exchange for fixed rate interest payments over the life of the agreement. Approximately 1.7% ($41,000) of our total outstanding debt had interest payments designated as hedged transactions to interest rate swap agreements at March 31, 2016. As of March 31, 2016, the fair value of our derivative instrument included in accounts payable and other liabilities in our condensed consolidated balance sheet was $2,094.

Because our senior unsecured notes and mortgage notes (including the current effect of our interest rate swap agreement) require interest to be paid at fixed rates, changes in market interest rates during the terms of these senior unsecured notes and mortgage notes will not affect our interest obligations. If these senior unsecured notes and mortgage notes were refinanced at interest rates which are 100 basis points higher or lower than shown above, our per annum interest cost would increase or decrease by approximately $16,952.

Changes in market interest rates would affect the fair value of our fixed rate debt obligations, including obligations arising from our interest rate swap agreement. Increases in market interest rates decrease the fair value of our fixed rate debt, while decreases in market interest rates increase the fair value of our fixed rate debt. Based on the balances outstanding at March 31, 2016 and discounted cash flow analyses through the maturity dates, and assuming no other changes in factors that may affect the fair value of our fixed rate debt obligations, a hypothetical immediate 100 basis point increase in interest rates would change the fair value of these obligations by approximately $75,864.

Floating Rate Debt

At March 31, 2016, our floating rate debt (excluding the $41,000 mortgage note hedged by our interest rate swap agreement) consisted of $328,000 outstanding under our unsecured revolving credit facility, $350,000 outstanding under our unsecured term loan, and a $40,233 mortgage note. Our unsecured revolving credit facility matures on March 29, 2019 and, subject to our meeting certain conditions, including our payment of an extension fee, we have the option to extend the maturity date by one year to March 29, 2020. Our unsecured term loan matures on March 31, 2020. No principal repayments are required under our unsecured revolving credit facility or unsecured term loan prior to maturity, and prepayments may be made at any time without penalty. Our $40,233 mortgage note matures on December 19, 2016 and requires monthly interest only payments through maturity.

Borrowings under our unsecured revolving credit facility, our unsecured term loan and our $40,233 floating rate mortgage note are in U.S. dollars and require interest to be paid at LIBOR plus a premium that is subject to adjustment based upon changes to our credit ratings. Accordingly, we are vulnerable to changes in U.S. dollar based short term rates, specifically LIBOR. In addition, upon renewal or refinancing of these obligations, we are vulnerable to increases in interest rate premiums due to market conditions or our perceived credit risk. Generally, a change in interest rates would not affect the value of our floating rate debt but would affect our operating results. The following table presents the approximate impact a 100 basis point increase in interest rates would have on our annual floating rate interest expense at March 31, 2016:

	Impact of an Increase in Interest Rates
			Total Interest	Annual
	Interest Rate	Outstanding	Expense	Earnings Per
	Per Year (1)	Debt (2)	Per Year	Share Impact (3)
At March 31, 2016	1.54%	$718,233	$11,061	$0.12
100 basis point increase	2.54%	$718,233	$18,243	$0.20

(1)	Weighted based on the respective interest rates and outstanding borrowings under our floating rate debt as of March 31, 2016.

(2)	Excludes our $41,000 mortgage note hedged by our interest rate swap agreement.

(3)	Based on the diluted weighted average shares outstanding for the three months ended March 31, 2016.

The following table presents the impact a 100 basis point increase in interest rates would have on our annual floating rate interest expense at March 31, 2016 if we were fully drawn on our unsecured revolving credit facility and our unsecured term loan and floating rate mortgage note remained outstanding:

	Impact of an Increase in Interest Rates
			Total Interest	Annual
	Interest Rate	Outstanding	Expense	Earnings Per
	Per Year (1)	Debt (2)	Per Year	Share Impact (3)
At March 31, 2016	1.50%	$1,140,233	$17,103	$0.19
100 basis point increase	2.50%	$1,140,233	$28,506	$0.32

(1)

Weighted based on the respective interest rates of our floating rate debt as of March 31, 2016, assuming we were fully drawn on our unsecured revolving credit facility and our unsecured term loan and floating rate mortgage note remained outstanding.

(2)	Excludes our $41,000 mortgage note hedged by our interest rate swap agreement.

(3)	Based on the diluted weighted average shares outstanding for the three months ended March 31, 2016.

The foregoing tables show the impact of an immediate increase in floating interest rates. If interest rates were to increase gradually over time, the impact would be spread over time. Our exposure to fluctuations in floating interest rates will increase or decrease in the future with increases or decreases in the outstanding amount of our unsecured revolving credit facility, unsecured term loan or other floating rate debt.

Although we have no present plans to do so, we may in the future enter into additional hedge arrangements from time to time to mitigate our exposure to changes in interest rates.

Item 4. Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, our management carried out an evaluation, under the supervision and with the participation of our Managing Trustees, our President and our Treasurer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures pursuant to Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, our Managing Trustees, our President and our Treasurer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.

There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

WARNING CONCERNING FORWARD LOOKING STATEMENTS

THIS QUARTERLY REPORT ON FORM 10‑Q CONTAINS STATEMENTS THAT CONSTITUTE FORWARD LOOKING STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 AND OTHER SECURITIES LAWS. ALSO, WHENEVER WE USE WORDS SUCH AS “BELIEVE”, “EXPECT”, “ANTICIPATE”, “INTEND”, “PLAN”, “ESTIMATE”, “MAY” OR SIMILAR EXPRESSIONS, WE ARE MAKING FORWARD LOOKING STATEMENTS. THESE FORWARD LOOKING STATEMENTS ARE BASED UPON OUR PRESENT INTENT, BELIEFS OR EXPECTATIONS, BUT FORWARD LOOKING STATEMENTS ARE NOT GUARANTEED TO OCCUR AND MAY NOT OCCUR. FORWARD LOOKING STATEMENTS IN THIS REPORT RELATE TO VARIOUS ASPECTS OF OUR BUSINESS, INCLUDING:

•	THE LIKELIHOOD THAT OUR TENANTS WILL PAY RENT, EXTEND OR RENEW THEIR LEASES, ENTER INTO NEW LEASES OR BE AFFECTED BY CYCLICAL ECONOMIC CONDITIONS,
•	OUR ACQUISITIONS OF PROPERTIES,
•	OUR SALES OF PROPERTIES,
•	OUR ABILITY TO COMPETE FOR ACQUISITIONS AND TENANCIES EFFECTIVELY,
•	THE LIKELIHOOD THAT OUR RENTS MAY INCREASE WHEN RENTS ARE RESET AT OUR LEASED LANDS IN HAWAII,
•	OUR ABILITY TO PAY DISTRIBUTIONS TO OUR SHAREHOLDERS AND THE AMOUNT OF SUCH DISTRIBUTIONS,
•	THE FUTURE AVAILABILITY OF BORROWINGS UNDER OUR UNSECURED REVOLVING CREDIT FACILITY,
•	OUR POLICIES AND PLANS REGARDING INVESTMENTS, FINANCINGS AND DISPOSITIONS,
•	OUR ABILITY TO RAISE EQUITY OR DEBT CAPITAL,
•	OUR ABILITY TO PAY INTEREST ON AND PRINCIPAL OF OUR DEBT,
•	OUR ABILITY TO APPROPRIATELY BALANCE OUR USE OF EQUITY AND DEBT CAPITAL,
•	OUR CREDIT RATINGS,
•	OUR EXPECTATION THAT WE BENEFIT FROM OUR OWNERSHIP OF RMR INC.,
•	OUR EXPECTATION THAT WE BENEFIT FROM OUR OWNERSHIP OF AIC AND FROM OUR PARTICIPATION IN INSURANCE PROGRAMS ARRANGED BY AIC,
•	OUR QUALIFICATION FOR TAXATION AS A REIT,
•	THE CREDIT QUALITIES OF OUR TENANTS, AND
•	OTHER MATTERS.

OUR ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE CONTAINED IN OR IMPLIED BY OUR FORWARD LOOKING STATEMENTS AS A RESULT OF VARIOUS FACTORS. FACTORS THAT COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR FORWARD LOOKING STATEMENTS AND UPON OUR BUSINESS, RESULTS OF OPERATIONS, FINANCIAL CONDITION, FFO ATTRIBUTED TO SIR, NORMALIZED FFO ATTRIBUTED TO SIR, NOI, CASH FLOWS, LIQUIDITY AND PROSPECTS INCLUDE, BUT ARE NOT LIMITED TO:

•	THE IMPACT OF CHANGES IN THE ECONOMY AND THE CAPITAL MARKETS ON US AND OUR TENANTS,
•	COMPETITION WITHIN THE REAL ESTATE INDUSTRY, PARTICULARLY IN THOSE MARKETS IN WHICH OUR PROPERTIES ARE LOCATED,
•	COMPLIANCE WITH, AND CHANGES TO, FEDERAL, STATE AND LOCAL LAWS AND REGULATIONS, ACCOUNTING RULES, TAX LAWS AND SIMILAR MATTERS,
•	LIMITATIONS IMPOSED ON OUR BUSINESS AND OUR ABILITY TO SATISFY COMPLEX RULES IN ORDER FOR US TO QUALIFY FOR TAXATION AS A REIT FOR U.S. FEDERAL INCOME TAX PURPOSES,
•	ACTUAL AND POTENTIAL CONFLICTS OF INTEREST WITH OUR RELATED PARTIES, INCLUDING OUR MANAGING TRUSTEES, RMR LLC, RMR INC., GOV, SNH, AIC AND OTHERS AFFILIATED WITH THEM, AND
•	ACTS OF TERRORISM, OUTBREAKS OF SO CALLED PANDEMICS OR OTHER MANMADE OR NATURAL DISASTERS BEYOND OUR CONTROL.

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

•

A SIGNIFICANT NUMBER OF OUR HAWAII PROPERTIES ARE LANDS LEASED FOR RENTS THAT ARE PERIODICALLY RESET BASED ON THEN CURRENT FAIR MARKET VALUES. REVENUES FROM OUR PROPERTIES IN HAWAII HAVE GENERALLY INCREASED DURING OUR OWNERSHIP AS THE LEASES FOR THOSE PROPERTIES HAVE BEEN RESET OR RENEWED. THERE CAN BE NO ASSURANCE THAT REVENUES FROM OUR HAWAII PROPERTIES WILL INCREASE AS A RESULT OF FUTURE RENT RESETS OR LEASE RENEWALS, AND FUTURE RENTS FROM THESE PROPERTIES COULD DECREASE OR NOT INCREASE TO THE EXTENT THEY HAVE IN THE PAST,

•	WE MAY NOT SUCCEED IN DIVERSIFYING OUR TENANTS, AND ANY DIVERSIFICATION WE MAY ACHIEVE MAY NOT MITIGATE OUR PORTFOLIO RISKS OR IMPROVE THE SECURITY OF OUR REVENUES OR OUR OPERATING PERFORMANCE,
•	OUR POSSIBLE REDEVELOPMENT OF CERTAIN OF OUR HAWAII PROPERTIES MAY NOT BE REALIZED OR BE SUCCESSFUL,
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
•

CONTINUED AVAILABILITY OF BORROWINGS UNDER OUR UNSECURED REVOLVING CREDIT FACILITY IS SUBJECT TO OUR SATISFYING CERTAIN FINANCIAL COVENANTS AND OTHER CUSTOMARY CREDIT FACILITY CONDITIONS THAT WE MAY BE UNABLE TO SATISFY,

•

ACTUAL COSTS UNDER OUR UNSECURED REVOLVING CREDIT FACILITY OR OTHER FLOATING RATE CREDIT FACILITIES WILL BE HIGHER THAN LIBOR PLUS A PREMIUM BECAUSE OF OTHER FEES AND EXPENSES ASSOCIATED WITH SUCH FACILITIES,

•	WE MAY BE UNABLE TO REPAY OUR DEBT OBLIGATIONS WHEN THEY BECOME DUE,
•

THE MAXIMUM BORROWING AVAILABILITY UNDER OUR UNSECURED REVOLVING CREDIT FACILITY AND UNSECURED TERM LOAN MAY BE INCREASED TO UP TO $2.2 BILLION ON A COMBINED BASIS IN CERTAIN CIRCUMSTANCES; HOWEVER, INCREASING THE MAXIMUM BORROWING AVAILABILITY UNDER OUR UNSECURED REVOLVING CREDIT FACILITY AND UNSECURED TERM LOAN IS SUBJECT TO OUR OBTAINING ADDITIONAL COMMITMENTS FROM LENDERS, WHICH MAY NOT OCCUR,

•	WE HAVE THE OPTION TO EXTEND THE MATURITY DATE OF OUR UNSECURED REVOLVING CREDIT FACILITY UPON PAYMENT OF A FEE AND MEETING OTHER CONDITIONS. HOWEVER, THE APPLICABLE CONDITIONS MAY NOT BE MET,
•	THE BUSINESS MANAGEMENT AND PROPERTY MANAGEMENT AGREEMENTS BETWEEN US AND RMR LLC HAVE CONTINUING 20 YEAR TERMS. HOWEVER, THOSE AGREEMENTS INCLUDE TERMS WHICH PERMIT EARLY TERMINATION IN CERTAIN

CIRCUMSTANCES. ACCORDINGLY, THERE CAN BE NO ASSURANCE THAT THESE AGREEMENTS WILL REMAIN IN EFFECT FOR CONTINUING 20 YEAR TERMS OR FOR SHORTER TERMS,
•

WE BELIEVE THAT OUR RELATIONSHIPS WITH OUR RELATED PARTIES, INCLUDING RMR LLC, RMR INC., GOV, SNH, AIC, AND OTHERS AFFILIATED WITH THEM MAY BENEFIT US AND PROVIDE US WITH COMPETITIVE ADVANTAGES IN OPERATING AND GROWING OUR BUSINESS. IN FACT, THE ADVANTAGES WE BELIEVE WE MAY REALIZE FROM THESE RELATIONSHIPS MAY NOT MATERIALIZE, AND

•

THE PREMIUMS USED TO DETERMINE THE INTEREST RATE PAYABLE ON OUR UNSECURED REVOLVING CREDIT FACILITY AND UNSECURED TERM LOAN AND THE FACILITY FEE PAYABLE ON OUR UNSECURED REVOLVING CREDIT FACILITY ARE BASED ON OUR CREDIT RATINGS. FUTURE CHANGES IN OUR CREDIT RATINGS MAY CAUSE THE INTEREST AND FEES WE PAY TO INCREASE.

THESE RESULTS COULD OCCUR DUE TO MANY DIFFERENT CIRCUMSTANCES, SOME OF WHICH ARE BEYOND OUR CONTROL, SUCH AS ACTS OF TERRORISM, NATURAL DISASTERS, CHANGES IN OUR TENANTS’ FINANCIAL CONDITIONS, THE MARKET DEMAND FOR LEASED SPACE OR CHANGES IN CAPITAL MARKETS OR THE ECONOMY GENERALLY.

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

PART II. Other Information

Item 1A. Risk Factors

There have been no material changes to risk factors from those we previously disclosed in our Annual Report.

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

101.1

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Statements of Cash Flows and (iv) related notes to these financial statements, tagged as blocks of text and detail. (Filed herewith.)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SELECT INCOME REIT

By:	/s/ David M. Blackman
David M. Blackman
President and Chief Operating Officer
Dated: April 26, 2016

By:	/s/ John C. Popeo
John C. Popeo
Treasurer and Chief Financial Officer
(principal financial and accounting officer)
Dated: April 26, 2016