Form 10-Q
period 2016-06-30
Select Income REIT
filed 2016-07-26
CIK 1537667

sa

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

Number of registrant’s common shares of beneficial interest, $.01 par value per share, outstanding as of July 25, 2016: 89,386,529

SELECT INCOME REIT

FORM 10-Q

June 30, 2016

References in this Quarterly Report on Form 10-Q to the Company, SIR, we, us or our include Select Income REIT and its consolidated subsidiaries unless otherwise expressly stated or the context indicates otherwise.

PART IFinancial Information

Item 1.  Financial Statements

SELECT INCOME REIT

CONDENSED CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except per share data)

(unaudited)

	June 30,	December 31,
	2016	2015
ASSETS
Real estate properties:
Land	$1,036,425	$1,036,425
Buildings and improvements	3,087,516	3,083,243
	4,123,941	4,119,668
Accumulated depreciation	(203,608)	(164,779)
	3,920,333	3,954,889

Acquired real estate leases, net	535,235	566,195
Cash and cash equivalents	10,815	17,876
Restricted cash	44	1,171
Rents receivable, including straight line rents of $104,835 and $92,264, respectively, net of allowance for doubtful accounts of $536 and $464, respectively	110,285	99,307
Deferred leasing costs, net	9,858	7,221
Other assets, net	63,223	37,686
Total assets	$4,649,793	$4,684,345

LIABILITIES AND SHAREHOLDERS' EQUITY
Unsecured revolving credit facility	$280,000	$303,000
Unsecured term loan, net	348,124	347,876
Senior unsecured notes, net	1,428,201	1,426,025
Mortgage notes payable, net	286,326	286,706
Accounts payable and other liabilities	98,015	105,403
Assumed real estate lease obligations, net	82,044	86,495
Rents collected in advance	14,319	16,295
Security deposits	11,824	11,845
Due to related persons	4,304	3,740
Total liabilities	2,553,157	2,587,385

Commitments and contingencies

Shareholders' equity:
Common shares of beneficial interest, $.01 par value: 125,000,000 shares authorized; 89,386,529 and 89,374,029 shares issued and outstanding, respectively	894	894
Additional paid in capital	2,178,833	2,178,477
Cumulative net income	388,517	324,986
Cumulative other comprehensive income (loss)	5,576	(19,587)
Cumulative common distributions	(477,184)	(387,810)
Total shareholders' equity	2,096,636	2,096,960
Total liabilities and shareholders' equity	$4,649,793	$4,684,345

See accompanying notes

SELECT INCOME REIT

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(amounts in thousands, except per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

REVENUES:
Rental income	$96,615	$92,166	$194,475	$172,644
Tenant reimbursements and other income	18,289	15,048	37,661	28,985
Total revenues	114,904	107,214	232,136	201,629

EXPENSES:
Real estate taxes	10,522	9,019	20,810	17,376
Other operating expenses	12,635	9,801	25,593	18,808
Depreciation and amortization	33,405	32,390	66,874	57,109
Acquisition related costs	-	779	58	21,318
General and administrative	7,374	6,368	14,350	13,160
Total expenses	63,936	58,357	127,685	127,771

Operating income	50,968	48,857	104,451	73,858

Dividend income	475	—	475	—
Interest expense (including net amortization of debt premiums and discounts and debt issuance costs of $1,376, $1,210, $2,750 and $2,381, respectively)	(20,584)	(19,497)	(41,193)	(33,676)
Loss on early extinguishment of debt	—	—	—	(6,845)
Income before income tax expense and equity in earnings of an investee	30,859	29,360	63,733	33,337
Income tax expense	(124)	(195)	(263)	(226)
Equity in earnings of an investee	17	23	94	95
Net income	30,752	29,188	63,564	33,206
Net income allocated to noncontrolling interest	—	(48)	(33)	(89)
Net income attributed to SIR	30,752	29,140	63,531	33,117

Other comprehensive income (loss):
Unrealized gain on investment in available for sale securities	9,457	—	26,278	—
Unrealized (loss) gain on interest rate swap	(308)	432	(1,210)	650
Equity in unrealized gain (loss) of an investee	43	(64)	95	(19)
Other comprehensive income	9,192	368	25,163	631
Comprehensive income	39,944	29,556	88,727	33,837
Comprehensive income allocated to noncontrolling interest	—	(48)	(33)	(89)
Comprehensive income attributed to SIR	$39,944	$29,508	$88,694	$33,748

Weighted average common shares outstanding - basic	89,292	88,617	89,289	84,078
Weighted average common shares outstanding - diluted	89,315	88,631	89,306	84,090

Basic and diluted net income attributed to SIR per common share	$0.34	$0.33	$0.71	$0.39

See accompanying notes

SELECT INCOME REIT

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

(unaudited)

	Six Months Ended June 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$63,564	$33,206
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	38,931	33,828
Net amortization of debt premiums and discounts and debt issuance costs	2,750	2,381
Amortization of acquired real estate leases and assumed real estate lease obligations	26,510	20,532
Amortization of deferred leasing costs	676	699
Provision for losses on rents receivable	150	(288)
Straight line rental income	(12,571)	(12,473)
Loss on early extinguishment of debt	—	6,845
Other non-cash expenses, net	(236)	1,188
Equity in earnings of an investee	(94)	(95)
Change in assets and liabilities:
Restricted cash	1,127	916
Rents receivable	1,443	3,457
Deferred leasing costs	(3,408)	(262)
Other assets	1,233	(302)
Accounts payable and other liabilities	(3,973)	18,871
Rents collected in advance	(1,976)	(5,360)
Security deposits	(21)	181
Due to related persons	564	2,624
Net cash provided by operating activities	114,669	105,948

CASH FLOWS FROM INVESTING ACTIVITIES:
Real estate acquisitions and deposits	(1,000)	(1,992,577)
Real estate improvements	(4,255)	(2,131)
Proceeds from sale of properties, net	—	509,045
Investment in The RMR Group Inc.	—	(18,461)
Net cash used in investing activities	(5,255)	(1,504,124)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of senior unsecured notes, net	—	1,433,694
Proceeds from borrowings	65,000	1,572,000
Payments of borrowings	(88,127)	(1,506,122)
Debt issuance costs	—	(23,761)
Distributions to common shareholders	(89,374)	(68,245)
Purchase of noncontrolling interest	(3,908)	—
Distributions to noncontrolling interest	(66)	(185)
Net cash (used in) provided by financing activities	(116,475)	1,407,381

(Decrease) increase in cash and cash equivalents	(7,061)	9,205
Cash and cash equivalents at beginning of period	17,876	13,504
Cash and cash equivalents at end of period	$10,815	$22,709

See accompanying notes

SELECT INCOME REIT

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(dollars in thousands)

(unaudited)

	Six Months Ended June 30,
	2016	2015
SUPPLEMENTAL DISCLOSURES:
Interest paid	$38,408	$8,149
Income taxes paid	$391	$293

NON-CASH INVESTING ACTIVITIES:
Real estate and investment acquired by issuance of shares	$—	$(737,267)
Real estate acquired by assumption of mortgage notes payable	$—	$(297,698)
Real estate sold by assumption of mortgage notes payable	$—	$29,955
Working capital assumed	$—	$(20,720)

NON-CASH FINANCING ACTIVITIES:
Assumption of mortgage notes payable	$—	$297,698
Mortgage notes payable assumed in real estate sale	$—	$(29,955)
Issuance of SIR common shares	$—	$737,267

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

On January 1, 2016, we adopted FASB ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs, which requires debt issuance costs to be presented in the balance sheet as a direct deduction from the associated debt liability, and FASB ASU No. 2015-15, Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements – Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015 EITF Meeting, which addresses the presentation of debt issuance costs related to line of credit arrangements. The implementation of these updates resulted in the reclassification of certain of our capitalized debt issuance costs as an offset to the associated debt liability in our condensed consolidated balance sheets. The classification of capitalized debt issuance costs related to our unsecured revolving credit facility remains unchanged in accordance with ASU No. 2015-15. As of December 31, 2015, debt issuance costs related to our unsecured term loan, senior unsecured notes and mortgage notes payable of $2,124, $9,607 and $41, respectively, were reclassified from assets to an offset to the associated debt liability in our condensed consolidated balance sheets.

On January 1, 2016, we adopted FASB ASU No. 2015-16, Simplifying the Accounting for Measurement-Period Adjustments, which eliminates the requirement for an acquirer in a business combination to account for measurement period adjustments retrospectively. Instead, acquirers must recognize measurement period adjustments during the period in which they determine the amounts, including the effect on earnings of any amounts they would have recorded in previous periods if the accounting had been completed at the acquisition date. The implementation of this update did not have an impact in our condensed consolidated financial statements.

In January 2016, the FASB issued ASU No. 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities, which changes how entities measure certain equity investments and present changes in the fair value of financial liabilities measured under the fair value option that are attributable to their own credit. This update is effective for interim and annual periods beginning after December 15, 2017, with early adoption permitted subject to certain conditions. Currently, changes in fair value of these investments are recorded through other comprehensive income. Under this ASU, these changes will be recorded through earnings. We are continuing to evaluate this guidance, but we expect the implementation of this guidance will affect how changes in the fair value of available for sale equity investments we hold are presented in our condensed consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases, which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e., lessees and lessors). ASU No. 2016-02 requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase of the leased asset by the lessee. This classification will determine whether the lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. A lessee is also required to record a right of use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases today. The new standard requires lessors to account for leases using an approach that is substantially equivalent to existing guidance for sales type leases, direct financing leases and operating leases. ASU No. 2016-02 is effective for reporting periods beginning after December 15, 2018, with early adoption permitted. We are currently assessing the potential impact the adoption of ASU No. 2016-02 will have in our condensed consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-09, Compensation – Stock Compensation, which identifies areas for simplification involving several aspects of accounting for share based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, an option to recognize gross stock compensation expense with actual forfeitures recognized as they occur, as well as certain classifications on the statement of cash flows. ASU No. 2016-09 is effective for reporting periods beginning after December 31, 2016.  We are currently assessing the potential impact that the adoption of ASU No. 2016-09 will have in our condensed consolidated financial statements.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which requires that entities use a new forward looking “expected loss” model that generally will result in the earlier recognition of allowance for credit losses. The measurement of expected credit losses is based upon historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. ASU No. 2016-13 will become effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. We are currently assessing the potential impact that adoption of ASU No. 2016-13 will have in our condensed consolidated financial statements.

Note 3. Real Estate Properties

As of June 30, 2016, we owned 119 properties (360 buildings, leasable land parcels and easements) with approximately 44,706,000 rentable square feet.

On February 29, 2016, we acquired a joint venture interest in an office building containing approximately 344,000 square feet located in Duluth, GA. We paid $3,908 for this 11% ownership interest. Following this acquisition, we own 100% of this office building. See Note 8 for more information regarding this joint venture arrangement, our acquisition of the 11% interest and certain resulting accounting.

On July 22, 2016, we acquired a single tenant net leased office property located in Huntsville, AL with approximately 57,000 rentable square feet for a purchase price of $10,200, excluding acquisition related costs. This property was acquired and simultaneously leased back to the seller for an initial lease term of 15 years and will be accounted for as an asset acquisition.

Certain of our real estate assets contain hazardous substances, including asbestos. We believe the asbestos at our properties is contained in accordance with current environmental regulations and we have no current plans to remove it. If these properties were demolished today, certain environmental regulations specify the manner in which the asbestos must be removed and we could incur substantial costs complying with such regulations. Due to the uncertainty of the timing and amount of costs we may incur, we cannot reasonably estimate the fair value and we have not recognized a liability in our financial statements for these costs. Certain of our industrial lands in Hawaii may require environmental remediation, especially if the use of those lands is changed; however, we do not have any present plans to change the use of those lands or to undertake this environmental cleanup. In general, we do not have any insurance designated to limit any losses that we may incur as a result of known or unknown environmental conditions which are not caused by an insured event, such as, for example, fire or flood, although some of our tenants may maintain such insurance. However, as of June 30, 2016 and December 31, 2015, accrued environmental remediation costs totaling $8,160 were included in accounts payable and other liabilities in our condensed consolidated balance sheets. These accrued environmental remediation costs relate to maintenance of our properties for current uses and, because of the indeterminable timing of the remediation, these amounts have not been discounted to present value. We do not believe that there are environmental conditions at any of our properties that will have a material adverse effect on us. However, no assurances can be given that such conditions are not present in our properties or that other costs we incur to remediate contamination will not have a material adverse effect on our business or financial condition. Charges for environmental remediation costs are included in other operating expenses in our condensed consolidated statements of comprehensive income.

On June 29, 2016, we received an assessment from the State of Washington for real estate excise tax, interest and penalties of $2,837 on certain properties we acquired in connection with our acquisition of Cole Corporate Income Trust, Inc., or CCIT, in January 2015. We believe we are exempt from this tax and are disputing the assessment. As of June 30, 2016, we have not recorded a loss related to this matter.

Note 4. Tenant Concentration and Segment Information

We operate in one business segment: ownership of properties that include buildings and leased industrial lands that are primarily net leased to single tenants, with no one tenant accounting for more than 10% of our total revenues. A “net leased property” or a property being “net leased” means that the building or land lease requires the tenant to pay rent and pay, or reimburse us, for all, or substantially all, property level operating expenses and capital expenditures, such as real estate taxes, insurance, utilities, maintenance and repairs, other than, in certain circumstances, roof and structural element related expenditures; in some instances, tenants instead reimburse us for all expenses in excess of certain amounts included in the stated rent. We define a single tenant leased building or land parcel as a building or land parcel with at least 90% of its rentable square feet leased to one tenant. Our buildings and lands are primarily leased to single tenants; however, we also own some multi-tenant buildings on the island of Oahu, HI, and one mainland multi-tenant office property. For the three months ended June 30, 2016 and 2015, approximately 19.6% and 20.3%, respectively, and for the six months ended June 30, 2016 and 2015, approximately 19.7% and 22.3%, respectively, of our total revenues were from 11 properties ( 229 buildings, leasable land parcels and easements) with a combined approximately 17,778,000 rentable square feet that we own on Oahu, HI.

Note 5. Derivatives and Hedging Activities

We are exposed to certain risks relating to our ongoing business operations, including the effect of changes in interest rates. We use derivative instruments to manage only a part of our interest rate risk. We have an interest rate swap agreement to manage our interest rate risk exposure on a $41,000 mortgage note due 2020, with interest payable at a rate equal to a spread over LIBOR. We assumed this mortgage note and related interest rate swap agreement in connection with our acquisition of CCIT in January 2015.

We record all derivatives on the balance sheet at fair value. The following table summarizes the terms of our outstanding interest rate swap agreement, which we have designated as a cash flow hedge:

Fair Value
		Notional				of Liability
		Amount as of	Interest	Effective	Maturity	as of
	Balance Sheet Location	June 30, 2016	Rate (1)	Date	Date	June 30, 2016
Interest Rate Swap	Accounts Payable and Other Liabilities	$ 41,000	4.16%	1/29/2015	8/3/2020	$ 2,322

(1)	The interest rate consists of the underlying index swapped to a fixed rate and the applicable interest rate spread.

The table below presents the effects of our interest rate derivative in our condensed consolidated statements of comprehensive income for the three and six months ended June 30, 2016 and 2015:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Amount of gain (loss) recognized in cumulative
other comprehensive income (loss) (effective portion)	$(405)	$324	$(1,401)	$680
Amount of gain (loss) reclassified from cumulative
other comprehensive income (loss) into
interest expense (effective portion)	$97	$108	$191	$(30)

We may enter into additional interest rate swaps or hedge agreements to manage some of our additional interest rate risk associated with our other floating rate borrowings.

Note 6. Indebtedness

Our principal debt obligations at June 30, 2016 were: (1) our $280,000 of outstanding borrowings under our $750,000 unsecured revolving credit facility; (2) our $350,000 unsecured term loan; (3) an aggregate outstanding principal amount of $1,450,000 of public issuances of senior unsecured notes; and (4) an aggregate outstanding principal amount of $285,370 of mortgage notes.

Our $750,000 revolving credit facility and our $350,000 term loan are governed by a credit agreement with a syndicate of institutional lenders. This credit agreement includes a feature under which the maximum aggregate borrowing availability under the revolving credit facility and the term loan may be increased to up to $2,200,000 on a combined basis under certain circumstances.

Our $750,000 revolving credit facility has a maturity date of March 29, 2019, interest payable on borrowings of LIBOR plus 105 basis points and a facility fee of 20 basis points per annum on the total amount of lending commitments. Both the interest rate premium and the facility fee for the revolving credit facility are subject to adjustment based on changes to our credit ratings. Upon the payment of an extension fee and meeting other conditions, we have the option to extend the maturity date of the revolving credit facility to March 29, 2020. As of June 30, 2016 and December 31, 2015, the annual interest rate payable on borrowings under our revolving credit facility was 1.49% and 1.44%, respectively. The weighted average annual interest rate for borrowings under our revolving credit facility was 1.45% and 1.23% for the three months ended June 30, 2016 and 2015, respectively, and 1.45% and 1.26% for the six months ended June 30, 2016 and 2015, respectively. We can borrow, repay and reborrow funds available under our revolving credit facility until maturity, and no principal repayment is due until maturity. As of June 30, 2016 and July 25, 2016, we had $280,000 and $270,000, respectively, outstanding under our revolving credit facility.

Our $350,000 term loan has a maturity date of March 31, 2020 and interest payable on the amount outstanding of LIBOR plus 115 basis points. The interest rate premium for our term loan is subject to adjustment based on changes to our credit ratings. As of June 30, 2016 and December 31, 2015, the annual interest rate payable for the amount outstanding under our term loan was 1.61% and 1.39%, respectively. The weighted average annual interest rate for the amount outstanding under our term loan was 1.59% and 1.33%  for the three months ended June 30, 2016 and 2015, respectively, and 1.58% and 1.34% for the six months ended June 30, 2016 and 2015, respectively.

Our credit agreement and our senior unsecured notes indenture and its supplement provide for acceleration of payment of all amounts due thereunder upon the occurrence and continuation of certain events of default, such as, in the case of our credit agreement, a change of control of us, which includes The RMR Group LLC, or RMR LLC, ceasing to act as our business manager and property manager. Our senior unsecured notes indenture and its supplement and our credit agreement also contain a number of covenants, including covenants that restrict our ability to incur debts or to make distributions under certain circumstances, and generally require us to maintain certain financial ratios. We believe we were in compliance with the terms and conditions of the respective covenants under our senior unsecured notes indenture and its supplement and our credit agreement at June 30, 2016.

At June 30, 2016, nine of our properties (12 buildings) with a net book value of $452,955 had secured mortgage notes we assumed in connection with our acquisition of those properties. The aggregate principal amount outstanding under these mortgage notes as of June 30, 2016 was $285,370. These mortgage notes are non-recourse, subject to certain limited exceptions, and do not contain any material financial covenants.

Note 7. Fair Value of Assets and Liabilities

The table below presents certain of our assets and liabilities measured at fair value at June 30, 2016, categorized by the level of inputs, as defined in the fair value hierarchy under GAAP, used in the valuation of each asset and liability:

		Fair Value at Reporting Date Using
		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
		Identical Assets	Observable Inputs	Inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)
Recurring Fair Value Measurements:
Assets:
Investment in RMR Inc. (1)	$49,144	$49,144	$—	$—

Liabilities:
Interest rate swap (2)	$(2,322)	$—	$(2,322)	$—

(1)

Our 1,586,836 shares of class A common stock of The RMR Group Inc., or RMR Inc., which are included in other assets in our condensed consolidated balance sheets, are reported at fair value which is based on quoted market prices (Level 1 inputs). Our historical cost basis for these shares is $42,686. The unrealized gain of $6,458 for these shares as of June 30, 2016 is included in cumulative other comprehensive income (loss) in our condensed consolidated balance sheets.

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

In addition to the asset and liability described in the table above, our financial instruments include cash and cash equivalents, restricted cash, rents receivable, a revolving credit facility, a term loan, senior unsecured notes, mortgage notes payable, accounts payable, rents collected in advance, security deposits and amounts due to related persons. At June 30, 2016 and December 31, 2015, the fair value of our financial instruments approximated their carrying values in our condensed consolidated financial statements, due to their short term nature or variable interest rates, except as follows:

	At June 30, 2016		At December 31, 2015
	Carrying	Estimated	Carrying	Estimated
	Value (1)	Fair Value	Value (1)	Fair Value
Senior unsecured notes, due 2018 at 2.85%	$348,068	$352,758	$347,448	$353,063
Senior unsecured notes, due 2020 at 3.60%	$395,344	$406,724	$394,712	$402,984
Senior unsecured notes, due 2022 at 4.15%	$294,894	$301,323	$294,471	$293,373
Senior unsecured notes, due 2025 at 4.50%	$389,895	$396,256	$389,394	$386,000
Mortgage notes payable	$246,093	$252,434	$246,473	$242,435

(1)	Includes unamortized debt issuance costs, premiums and discounts.

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

Note 8. Noncontrolling Interest

We previously owned an office building containing approximately 344,000 square feet located in Duluth, GA pursuant to a joint venture arrangement. On February 29, 2016, we acquired the 11% ownership interest of our joint venture partner for $3,908. As a result, for periods from and after that date, there is no longer a noncontrolling interest with respect to this office building and we now own 100% of this property.

Note 9. Shareholders’ Equity

Share Issuances:

On May 24, 2016, we granted 2,500 of our common shares, valued at $24.22 per share, the closing price of our common shares on the New York Stock Exchange on that day, to each of our five Trustees as part of their annual compensation.

Distributions:

On February 23, 2016, we paid a regular quarterly distribution of $0.50 per common share, or $44,687, to shareholders of record on January 22, 2016. On May 19, 2016, we paid a regular quarterly distribution of $0.50 per common share, or $44,687, to shareholders of record on April 25, 2016. On July 12, 2016, we declared a regular quarterly distribution of $0.51 per common share, or approximately $45,600, to shareholders of record on July 22, 2016. We expect to pay this distribution on or about August 18, 2016.

Note 10. Cumulative Other Comprehensive Income (Loss)

The following tables present changes in the amounts we recognized in cumulative other comprehensive income (loss) by component for the three and six months ended June 30, 2016:

	Three Months Ended June 30, 2016
	Unrealized Gain	Unrealized	Equity in
	(Loss) on Investment	Gain (Loss)	Unrealized Gain
	in Available for	on Derivative	(Loss) of an
	Sale Securities	Instruments (1)	Investee (2)	Total
Balance at March 31, 2016	$(2,999)	$(626)	$9	$(3,616)

Other comprehensive income (loss) before reclassifications	9,457	(405)	39	9,091
Amounts reclassified from cumulative other comprehensive income (loss) to net income	—	97	4	101
Net current period other comprehensive income (loss)	9,457	(308)	43	9,192
Balance at June 30, 2016	$6,458	$(934)	$52	$5,576

(1)	Amounts reclassified from cumulative other comprehensive income (loss) are included in interest expense in our condensed consolidated statements of comprehensive income.

(2)	Amounts reclassified from cumulative other comprehensive income (loss) are included in equity in earnings of an investee in our condensed consolidated statements of comprehensive income.

	Six Months Ended June 30, 2016
	Unrealized Gain	Unrealized	Equity in
	(Loss) on Investment	Gain (Loss)	Unrealized Gain
	in Available for	on Derivative	(Loss) of an
	Sale Securities	Instruments (1)	Investee (2)	Total
Balance at December 31, 2015	$(19,820)	$276	$(43)	$(19,587)

Other comprehensive income (loss) before reclassifications	26,278	(1,401)	92	24,969
Amounts reclassified from cumulative other comprehensive income (loss) to net income	—	191	3	194
Net current period other comprehensive income (loss)	26,278	(1,210)	95	25,163
Balance at June 30, 2016	$6,458	$(934)	$52	$5,576

(1)	Amounts reclassified from cumulative other comprehensive income (loss) are included in interest expense in our condensed consolidated statements of comprehensive income.

(2)	Amounts reclassified from cumulative other comprehensive income (loss) are included in equity in earnings of an investee in our condensed consolidated statements of comprehensive income.

Note 11. Weighted Average Common Shares

The following table provides a reconciliation of the weighted average number of common shares used in the calculation of basic and diluted earnings per share (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Weighted average common shares for basic earnings per share	89,292	88,617	89,289	84,078
Effect of dilutive securities: unvested share awards	23	14	17	12
Weighted average common shares for diluted earnings per share	89,315	88,631	89,306	84,090

Note 12. Related Person Transactions

We have relationships and historical and continuing transactions with RMR LLC, Government Properties Income Trust, or GOV, and others related to them, including other companies to which RMR LLC provides management services and which have trustees, directors and officers who are also our Trustees or officers.  For further information about these and other such relationships and certain other related person transactions, please refer to our Annual Report.

RMR LLC: Pursuant to our business management agreement with RMR LLC, we recognized net business management fees of $5,441 and $5,369 for the three months ended June 30, 2016 and 2015, respectively, and $10,448 and $10,015 for the six months ended June 30, 2016 and 2015, respectively.  No incentive fees were estimated to be payable to RMR LLC for the three or six months ended June 30, 2016 and 2015.  The net business management fees we recognized for the 2016 and 2015 periods are included in general and administrative expenses in our condensed consolidated statements of comprehensive income.

In accordance with the terms of our business management agreement, we issued 34,206 of our common shares to RMR LLC for the period from January 1, 2015 through May 31, 2015 as payment for a part of the business management fee we recognized for that period.  Beginning June 1, 2015, all management fees under our business management agreement are paid in cash.

Pursuant to our property management agreement with RMR LLC, we recognized aggregate net property management and construction supervision fees of $3,184 and $2,955 for the three months ended June 30, 2016 and 2015, respectively, and $6,298 and $5,580 for the six months ended June 30, 2016 and 2015, respectively.  These amounts are included in other operating expenses or have been capitalized, as appropriate, in our condensed consolidated financial statements.

We are generally responsible for all of our operating expenses, including certain expenses incurred by RMR LLC on our behalf.  Our property level operating expenses are generally incorporated into rents charged to our tenants, including certain payroll and related costs incurred by RMR LLC.  We reimbursed RMR LLC $1,699 and $990 for property management related expenses for the three months ended June 30, 2016 and 2015, respectively, and $3,320 and $1,870 for the six months ended June 30, 2016 and 2015, respectively.  These amounts are included in other operating expenses in our condensed consolidated statements of comprehensive income.

We have historically awarded share grants to certain RMR LLC employees under our equity compensation plan.  In addition, under our business management agreement we reimburse RMR LLC for our allocable costs for internal audit services.  The amounts recognized as expense for share grants to RMR LLC employees and internal audit costs were $371 and $126 for the three months ended June 30, 2016 and 2015, respectively, and $710 and $361 for the six months ended June 30, 2016 and 2015, respectively.  These amounts are included in general and administrative expenses in our condensed consolidated statements of comprehensive income.

We lease office space to RMR LLC in one of our properties located in Seattle, WA.  Pursuant to our lease agreement with RMR LLC, we recognized rental income from RMR LLC for leased office space of $7 for both the three months ended June 30, 2016 and 2015, and $12 for both the six months ended June 30, 2016 and 2015.

RMR Inc.:  In connection with our June 2015 acquisition of shares of class A common stock of RMR Inc., we recorded a liability for the amount by which the estimated fair value of these shares exceeded the price we paid for these shares.  This liability is included in accounts payable and other liabilities in our condensed consolidated balance sheets.  A part of this liability is being amortized on a straight line basis through December 31, 2035 as an allocated reduction to our business management and property management fee expense.  We amortized $557  and  $1,115 of this liability, respectively, for the three and six months ended June 30, 2016, and $142 of this liability for both the three and six months ended June 30, 2015.  These amounts are included in the net business management and property management fee amounts for such periods.  As of June 30, 2016, the remaining unamortized amount of this liability was $43,515.

As of June 30, 2016, we owned 1,586,836 shares of class A common stock of RMR Inc.  We receive dividends on our RMR Inc. class A common shares as declared and paid by RMR Inc. to all holders of its class A common shares.  We received a dividend of $475 on our RMR Inc. class A common shares during the three months ended June 30, 2016, which was for the period from December 14, 2015 through March 31, 2016.  Since then, we have not yet received any other dividends on our RMR Inc. class A common shares.  On July 12, 2016, RMR Inc. declared a regular quarterly dividend of $0.25 per class A common share payable to shareholders of record on July 22, 2016.  RMR Inc. has stated that it expects to pay this dividend on or about August 18, 2016.

Our investment in RMR Inc. class A common shares, which is included in other assets in our condensed consolidated balance sheets, is recorded at fair value with the related unrealized gain (loss) included in cumulative other comprehensive income (loss) in our condensed consolidated balance sheets. We recognize the increase or decrease in the fair value of our RMR Inc. class A common shares each reporting period as unrealized gain or loss on investment in available for sale securities which is a component of other comprehensive income (loss) in our condensed consolidated statements of comprehensive income. For further information, see Notes 7 and 10.

GOV:  GOV is our largest shareholder.  As of June 30, 2016, GOV owned approximately 27.9% of our outstanding common shares.

AIC: We and six other companies to which RMR LLC provides management services each own Affiliates Insurance Company, or AIC, in equal amounts.  We and the other AIC shareholders participate in a combined property insurance program arranged and reinsured in part by AIC.  We currently expect to pay aggregate annual premiums, including taxes and fees, of approximately $2,162 in connection with this insurance program for the policy year ending June 30, 2017, which amount may be adjusted from time to time as we acquire and dispose of properties that are included in this insurance program.

As of June 30, 2016 and December 31, 2015, our investment in AIC had a carrying value of $7,016 and $6,827, respectively.  These amounts are included in other assets in our condensed consolidated balance sheets.  We recognized income of $17 and $23 related to our investment in AIC for the three months ended June 30, 2016 and 2015, respectively, and $94 and $95 for the six months ended June 30, 2016 and 2015, respectively.  Our other comprehensive income includes our proportionate part of unrealized gains (losses) on securities which are owned by AIC of $43 and ($64) for the three months ended June 30, 2016 and 2015, respectively, and $95 and ($19) for the six months ended June 30, 2016 and 2015, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our condensed consolidated financial statements and notes thereto included in this Quarterly Report on Form 10-Q and with our Annual Report.

OVERVIEW

We are a real estate investment trust, or REIT, organized under Maryland law. As of June 30, 2016, we owned 119 properties (360 buildings, leasable land parcels and easements), located in 35 states, that contain approximately 44.7 million rentable square feet and were approximately 96.8% leased (based on rentable square feet). For the six months ended June 30, 2016, approximately 80.3% of our total revenue was from 108 properties (131 buildings) located throughout the U.S. mainland, or our Mainland Properties. The remainder of our total revenue for the six months ended June 30, 2016, or 19.7%, was from 11 properties (229 buildings, leasable land parcels and easements) with approximately 17.8 million rentable square feet we own on the island of Oahu, HI, or our Hawaii Properties. As of June 30, 2016, our properties were leased to 311 different tenants, with a weighted average remaining lease term (based on annualized rental revenue, as defined in footnote (2) to the first table on page 16 below) of approximately 10.3 years.

On January 29, 2015, we completed our acquisition of CCIT by means of a merger, or the CCIT Merger. As a result of the CCIT Merger and related transactions, we acquired CCIT’s full property portfolio which included 64 office and industrial net leased properties (73 buildings), or the 64 CCIT Properties, as well as 23 healthcare properties which we sold concurrently to Senior Housing Properties Trust, or SNH. The properties we acquired and retained in the CCIT Merger significantly increased the size of our property portfolio and significantly increased the proportion of our total revenue that we earn from our Mainland Properties.

Property Operations

As of June 30, 2016, 96.8% of our rentable square feet was leased, compared to 97.7% of our rentable square feet as of June 30, 2015. Occupancy data for our properties as of June 30, 2016 and 2015 is as follows (square feet in thousands):

	All Properties		Comparable Properties (1)
	As of June 30,		As of June 30,
	2016	2015	2016	2015
Total properties	119	116	51	51
Total rentable square feet (2)	44,706	43,921	27,671	27,671
Percent leased (3)	96.8%	97.7%	94.8%	96.4%

(1)	Consists of 51 properties (281 buildings, leasable land parcels and easements) that we owned continuously since January 1, 2015.

(2)	Subject to modest adjustments when space is re-measured or re-configured for new tenants and when land leases are converted to building leases.

(3)

Percent leased includes (i) space being fitted out for occupancy pursuant to existing leases as of June 30, 2016, if any, and (ii) space which is leased but is not occupied or is being offered for sublease by tenants, if any.

The average annualized effective rental rate per square foot, as defined below, for our properties for the three and six months ended June 30, 2016 and 2015 are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Average annualized effective rental rate per square foot leased: (1)
All Properties	$10.56	$10.00	$10.65	$10.00
Comparable Properties (2)	$10.23	$10.07	$8.91	$8.74

(1)

Average annualized effective rental rate per square foot leased represents annualized total revenue during the period specified divided by the average rentable square feet leased during the period specified.

(2)

Comparable Properties for the three months ended June 30, 2016 and 2015 consist of 115 properties (354 buildings, leasable land parcels and easements) that we owned continuously since April 1, 2015. Comparable Properties for the six months ended June 30, 2016 and 2015 consist of 51 properties (281 buildings, leasable land parcels and easements) that we owned continuously since January 1, 2015.

During the three months ended June 30, 2016, we entered lease renewals and new leases for approximately 148,000 square feet at weighted average rental rates (by square feet) that were approximately 15.5% higher than prior rates for the same space. The weighted average lease term by square footage for new and renewal leases entered into during the three months ended June 30, 2016 was 12.3 years. Commitments for tenant improvements, leasing costs and concessions for leases entered into during the three months ended June 30, 2016 totaled $91, or $0.05 per square foot per year of the weighted average lease term.

Revenues from our Hawaii Properties, which represented approximately 19.7% of our total rental revenue for the six months ended June 30, 2016, have generally increased under our ownership as rents under the leases for those properties have reset to or renewed at the then current fair market value and we expect such increases may continue, but we expect that the impact of such future increases at our Hawaii Properties over the next few years will decline because fewer leases are subject to rent resets during that period. Moreover, the percentage of our total revenues derived from our

Hawaii Properties has trended lower compared with past periods because of our acquisition of Mainland Properties, including in the CCIT Merger.

As shown in the table below, approximately 0.3% of our total rented square feet and approximately 0.2% of our total annualized rental revenue as of June 30, 2016, are included in leases scheduled to expire by December 31, 2016. As of June 30, 2016, our lease expirations by year are as follows (square feet and dollars in thousands):

							Cumulative
				Cumulative		Percent of	Percent of
			Percent of	Percent of		Total	Total
			Total	Total	Annualized	Annualized	Annualized
		Rented	Rented	Rented	Rental	Rental	Rental
	Number of	Square Feet	Square Feet	Square Feet	Revenue	Revenue	Revenue
Year	Leases	Expiring (1)	Expiring (1)	Expiring (1)	Expiring (2)	Expiring (2)	Expiring (2)
7/1/2016 - 12/31/2016	11	143	0.3%	0.3%	$679	0.2%	0.2%
2017	15	482	1.1%	1.4%	5,149	1.1%	1.3%
2018	26	1,455	3.4%	4.8%	15,710	3.5%	4.8%
2019	19	1,910	4.4%	9.2%	8,742	1.9%	6.7%
2020	15	961	2.2%	11.4%	9,085	2.0%	8.7%
2021	17	1,124	2.6%	14.0%	11,349	2.5%	11.2%
2022	69	3,914	9.0%	23.0%	48,775	10.8%	22.0%
2023	25	3,580	8.3%	31.3%	39,934	8.9%	30.9%
2024	23	7,001	16.2%	47.5%	69,390	15.4%	46.3%
2025	16	1,769	4.1%	51.6%	26,199	5.8%	52.1%
Thereafter	106	20,940	48.4%	100.0%	215,116	47.9%	100.0%
	342	43,279	100.0%		$450,128	100.0%

Weighted average remaining lease term (in years):		10.8			10.3

(1)

Rented square feet is pursuant to existing leases as of June 30, 2016, and includes (i) space being fitted out for occupancy pursuant to existing leases, if any, and (ii) space which is leased but is not occupied or is being offered for sublease by tenants, if any.

(2)

Annualized rental revenue is calculated as the annualized contractual rents, as of June 30, 2016, from tenants pursuant to existing leases, including straight line rent adjustments and excluding lease value amortization, and further adjusted for tenant concessions, including free rent and amounts reimbursed to tenants, plus estimated recurring expense reimbursements from tenants pursuant to existing leases.

A significant portion of our Hawaii Properties are lands leased for rents that are periodically reset based on then current fair market values, generally every five to ten years.  The following chart shows the annualized rental revenue as of June 30, 2016 scheduled to reset at our Hawaii lands.

Scheduled Rent Resets At Hawaii Lands

(dollars in thousands)

Annualized
Rental Revenue(1)
as of June 30, 2016
Scheduled to Reset
7/1/2016 - 12/31/2016	$—
2017	2,349
2018	2,492
2019 and thereafter	29,136
Total	$33,977

(1)	See footnote (2) to the table appearing above on this page 16 for a definition of annualized rental revenue.

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

We expect to seek to renew or extend the terms of leases relating to our Mainland Properties when they expire. Because of the capital improvements many of the tenants in our Mainland Properties have invested in and because many of these properties may be of strategic importance to the tenants’ businesses, we believe that there may be a greater likelihood that these tenants will renew or extend their leases when they expire as compared to tenants in a property with multiple tenants. However, we also believe that if a building previously occupied by a single tenant becomes vacant, it may take longer and cost more to locate a new tenant than when space becomes vacant in a multi-tenant property, in part because in place improvements designed specifically for the needs of the prior single tenant may need to be replaced.

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

We generally receive rents from our tenants monthly in advance. As of June 30, 2016, tenants representing 1% or more of our total annualized rental revenue were as follows (square feet in thousands):

					% of
				% of Total	Annualized Rental
Tenant		Property Type	Sq. Ft. (1)	Sq. Ft. (1)	Revenue (2)
1.	Shook, Hardy & Bacon L.L.P.	Mainland Properties	596	1.4%	4.0%
2.	Tellabs, Inc.	Mainland Properties	820	1.9%	3.7%
3.	Amazon.com, Inc.	Mainland Properties	3,048	7.0%	3.6%
4.	Bank of America, National Association	Mainland Properties	554	1.3%	3.1%
5.	Noble Energy, Inc.	Mainland Properties	497	1.1%	3.1%
6.	Tesoro Corporation	Mainland Properties	618	1.4%	3.1%
7.	Cinram Group, Inc.	Mainland Properties	1,873	4.3%	2.9%
8.	F5 Networks, Inc.	Mainland Properties	299	0.7%	2.9%
9.	WestRock Company	Mainland Properties	311	0.7%	2.4%
10.	Orbital ATK, Inc.	Mainland Properties	337	0.8%	2.3%
11.	Tyson Foods, Inc.	Mainland Properties	248	0.6%	2.2%
12.	Novell, Inc.	Mainland Properties	406	0.9%	1.8%
13.	FedEx Corporation	Mainland Properties	795	1.8%	1.7%
14.	PNC Bank, National Association	Mainland Properties	441	1.0%	1.4%
15.	Allstate Insurance Company	Mainland Properties	458	1.1%	1.3%
16.	ServiceNow, Inc.	Mainland Properties	149	0.3%	1.3%
17.	Church & Dwight Co., Inc.	Mainland Properties	250	0.6%	1.3%
18.	Restoration Hardware, Inc.	Mainland Properties	1,195	2.8%	1.3%
19.	Tailored Brands, Inc.	Mainland Properties	206	0.5%	1.2%
20.	Primerica Life Insurance Company	Mainland Properties	344	0.8%	1.2%
21.	American Tire Distributors, Inc.	Mainland Properties	722	1.7%	1.1%
22.	The Southern Company	Mainland Properties	448	1.0%	1.1%
23.	Compass Group USA, Inc.	Mainland Properties	227	0.5%	1.1%
24.	United Launch Alliance, LLC	Mainland Properties	168	0.4%	1.1%
25.	Red Hat, Inc.	Mainland Properties	175	0.4%	1.0%
	Total		15,185	35.0%	51.2%

(1)

Square feet is pursuant to existing leases as of June 30, 2016, and includes (i) space being fitted out for occupancy pursuant to existing leases, if any, and (ii) space which is leased but is not occupied or is being offered for sublease by tenants, if any.

(2)	See footnote (2) to the first table appearing on page 16 above for a definition of annualized rental revenue.

Investment Activities (dollars in thousands)

One of the office properties we acquired in the CCIT Merger was owned pursuant to a joint venture arrangement. In December 2015, the joint venture partner exercised an option that required us to purchase its 11% ownership interest at fair market value. On February 29, 2016, we purchased that interest for $3,908.

On July 22, 2016, we acquired a single tenant net leased office property located in Huntsville, AL with approximately 57,000 rentable square feet for a purchase price of $10,200, excluding acquisition related costs. This property was acquired and simultaneously leased back to the seller for an initial lease term of 15 years.

Our strategy related to property acquisitions is materially unchanged from that disclosed in our Annual Report. We currently intend to expand our investments by primarily acquiring single tenant, net leased properties throughout the mainland United States and we expect to use the extensive nationwide resources of our manager, RMR LLC, to locate and acquire such properties. One of our goals in acquiring properties will be to further diversify our sources of rents and thus improve the stability of our revenues. Another goal will be to purchase properties that produce rents, less property operating expenses, that are greater than our capital costs for the properties and, accordingly, allow us to increase distributions to our shareholders over time. We expect that most of our acquisition efforts will focus on office and industrial properties; however, we may consider acquiring other types of properties, including properties which are net leased to single tenants for retail uses and special purpose properties specifically suited to particular tenants’ requirements. We also may acquire properties in Hawaii, but we currently expect this will not be a significant part of our future acquisitions because there are limited opportunities to acquire properties in Hawaii, especially to acquire lands which are leased to third party tenants.

Financing Activities

For information regarding our financing activities, please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Our Investment and Financing Liquidity and Resources” of this Quarterly Report on Form 10-Q.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2016, Compared to Three Months Ended June 30, 2015 (dollars and share amounts in thousands, except per share data)

	Comparable Properties Results (1)				Acquired Properties Results (2)			Consolidated Results
	Three Months Ended June 30,				Three Months Ended June 30,			Three Months Ended June 30,
			$	%			$			$	%
	2016	2015	Change	Change	2016	2015	Change	2016	2015	Change	Change
Revenues:
Rental income	$92,431	$91,846	$585	0.6%	$4,184	$320	$3,864	$96,615	$92,166	$4,449	4.8%
Tenant reimbursements and other income	16,591	14,972	1,619	10.8%	1,698	76	1,622	18,289	15,048	3,241	21.5%
Total revenues	109,022	106,818	2,204	2.1%	5,882	396	5,486	114,904	107,214	7,690	7.2%

Operating expenses:
Real estate taxes	10,040	8,970	1,070	11.9%	482	49	433	10,522	9,019	1,503	16.7%
Other operating expenses	11,003	9,775	1,228	12.6%	1,632	26	1,606	12,635	9,801	2,834	28.9%
Total operating expenses	21,043	18,745	2,298	12.3%	2,114	75	2,039	23,157	18,820	4,337	23.0%

Net operating income (3)	$87,979	$88,073	$(94)	(0.1)%	$3,768	$321	$3,447	91,747	88,394	3,353	3.8%

Other expenses:
Depreciation and amortization								33,405	32,390	1,015	3.1%
Acquisition related costs								-	779	(779)	(100.0)%
General and administrative								7,374	6,368	1,006	15.8%
Total other expenses								40,779	39,537	1,242	3.1%
Operating income								50,968	48,857	2,111	4.3%
Dividend income								475	-	475	100.0%
Interest expense								(20,584)	(19,497)	(1,087)	5.6%
Income before income tax expense and equity in earnings of an investee								30,859	29,360	1,499	5.1%
Income tax expense								(124)	(195)	71	(36.4)%
Equity in earnings of an investee								17	23	(6)	(26.1)%
Net income								30,752	29,188	1,564	5.4%
Net income allocated to noncontrolling interest								-	(48)	48	(100.0)%
Net income attributed to SIR								$30,752	$29,140	$1,612	5.5%

Weighted average common shares outstanding - basic								89,292	88,617	675	0.8%
Weighted average common shares outstanding - diluted								89,315	88,631	684	0.8%

Net income attributed to SIR per common share - basic and diluted								$0.34	$0.33	$0.01	3.0%

Calculation of Funds From Operations Attributed to SIR and Normalized Funds From Operations Attributed to SIR (4)
Net income attributed to SIR								$30,752	$29,140
Plus: depreciation and amortization								33,405	32,390
Plus: net income allocated to noncontrolling interest								-	48
Less: FFO allocated to noncontrolling interest								-	(114)
FFO attributed to SIR								64,157	61,464
Plus: acquisition related costs								-	779
Less: normalized FFO from noncontrolling interest, net of FFO								-	(3)
Normalized FFO attributed to SIR								$64,157	$62,240

FFO attributed to SIR per common share - basic and diluted								$0.72	$0.69
Normalized FFO attributed to SIR per common share - basic and diluted								$0.72	$0.70

(1)	Consists of 115 properties (354 buildings, leasable land parcels and easements) that we owned continuously since April 1, 2015.

(2)	Consists of four properties (six buildings) that we acquired during the period from April 1, 2015 to June 30, 2016.

(3)

The calculation of net operating income, or NOI, excludes certain components of net income in order to provide results that are more closely related to our property level results of operations. We calculate NOI as shown above. We define NOI as income from our rental of real estate less our property operating expenses. NOI excludes amortization of capitalized tenant improvement costs and leasing commissions because we record those amounts as depreciation and amortization. We consider NOI to be an appropriate supplemental measure to net income because it may help both investors and management to understand the operations of our properties. We use NOI to evaluate individual and company wide property level performance, and we believe that NOI provides useful information to investors regarding our results of operations because it reflects only those income and expense items that are generated and incurred at the property level and may facilitate comparisons of our operating performance between periods and with other REITs. NOI does not represent cash generated by operating activities in accordance with GAAP and should not be considered as an alternative to net income, net income attributed to SIR or operating income as an indicator of our operating performance or as a measure of our liquidity. This measure should be considered in conjunction with net income, net income attributed to SIR, operating income and cash flow from operating activities as presented in our Condensed Consolidated Statements of Comprehensive Income and Condensed Consolidated Statements of Cash Flows. Other real estate companies and REITs may calculate NOI differently than we do.

(4)

We calculate funds from operations, or FFO attributed to SIR, and normalized funds from operations, or Normalized FFO attributed to SIR, as shown above. FFO attributed to SIR is calculated on the basis defined by The National Association of Real Estate Investment Trusts, or NAREIT, which is net income, calculated in accordance with GAAP, plus real estate depreciation and amortization and the difference between net income and FFO allocated to noncontrolling interest, as well as certain other adjustments currently not applicable to us. Our calculation of Normalized FFO attributed to SIR differs from NAREIT’s definition of FFO because we include business management incentive fees, if any, only in the fourth quarter versus the quarter when they are recognized as expense in accordance with GAAP due to their quarterly volatility not necessarily being indicative of our core operating performance and the uncertainty as to whether any such business management incentive fees will ultimately be payable when all contingencies for determining any such fees are determined at the end of the calendar year and we exclude acquisition related costs, loss on early extinguishment of debt and Normalized FFO from noncontrolling interest, net of FFO. We consider FFO attributed to SIR and Normalized FFO attributed to SIR to be appropriate supplemental measures of operating performance for a REIT, along with net income, net income attributed to a REIT, operating income and cash flow from operating activities. We believe that FFO attributed to SIR and Normalized FFO attributed to SIR provide useful information to investors because by excluding the effects of certain historical amounts, such as depreciation expense, FFO attributed to SIR and Normalized FFO attributed to SIR may facilitate a comparison of our operating performance between periods and with other REITs. FFO attributed to SIR and Normalized FFO attributed to SIR are among the factors considered by our Board of Trustees when determining the amount of distributions to our shareholders. Other factors include, but are not limited to, requirements to maintain our qualification for taxation as a REIT, limitations in our credit agreement and public debt covenants, the availability to us of debt and equity capital, our expectation of our future capital requirements and operating performance and our expected needs and availability of cash to pay our obligations. FFO attributed to SIR and Normalized FFO attributed to SIR do not represent cash generated by operating activities in accordance with GAAP and should not be considered as alternatives to net income, net income attributed to SIR or operating income as an indicator of our operating performance or as a measure of our liquidity. These measures should be considered in conjunction with net income, net income attributed to SIR, operating income and cash flow from operating activities as presented in our Condensed Consolidated Statements of Comprehensive Income and Condensed Consolidated Statements of Cash Flows. Other real estate companies and REITs may calculate FFO and Normalized FFO differently than we do.

References to changes in the income and expense categories below relate to the comparison of results for the three months ended June 30, 2016, compared to the three months ended June 30, 2015. Our acquisition activity reflects our acquisition of four properties (six buildings) subsequent to April 1, 2015.

Rental income. The increase in rental income primarily reflects our acquisition activity. Rental income includes non-cash straight line rent adjustments totaling approximately $6,269 for the 2016 period and approximately $6,646 for the 2015 period, and net amortization of acquired real estate leases and assumed real estate lease obligations totaling approximately $419 for the 2016 period and approximately $1,288 for the 2015 period.

Tenant reimbursements and other income. The increase in tenant reimbursements and other income primarily reflects increases in real estate tax and operating expense reimbursements at certain of our comparable properties and our acquisition activity.

Real estate taxes. The increase in real estate taxes primarily reflects tax valuation and tax rate increases at certain of our comparable properties and our acquisition activity.

Other operating expenses. Other operating expenses primarily include property maintenance, environmental remediation, utilities, insurance, bad debt, legal and property management fees, net of amortization of the liability we recorded in connection with our acquisition of RMR Inc. shares as discussed in Note 12 to the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q. The increase in other operating expenses primarily reflects our acquisition activity and increases in general operating expenses throughout our comparable properties, partially offset by a reduction of property management fees from amortization of the liability we recorded in connection with our acquisition of RMR Inc. shares.

Depreciation and amortization. The increase in depreciation and amortization primarily reflects our acquisition activity, partially offset by certain of our depreciable assets at our comparable properties becoming fully depreciated since April 1, 2015.

Acquisition related costs. Acquisition related costs for the 2015 period primarily reflect costs related to our acquisition of the 64 CCIT Properties and other property acquisitions and investment activity.

General and administrative. General and administrative expenses primarily include fees paid under our business management agreement, net of amortization of the liability we recorded in connection with our acquisition of

RMR Inc. shares, legal fees, audit fees, Trustee cash fees and non-cash equity compensation expense related to awards to our Trustees, our officers and certain other RMR LLC employees. The increase in general and administrative expenses in the 2016 period primarily reflects an increase in net business management fees, professional fees and non-cash equity compensation expense.

Dividend income. Dividend income in the 2016 period reflects a cash dividend received from our investment in RMR Inc. shares related to the period from December 14, 2015 through March 31, 2016.

Interest expense. The increase in interest expense primarily reflects higher weighted average balances and higher weighted average interest rates on borrowings under our revolving credit facility and term loan during the 2016 period compared to the 2015 period.

Income tax expense. Income tax expense represents state income taxes.

Equity in earnings of an investee. Equity in earnings of an investee represents our proportionate share of earnings from our investment in AIC.

Net income. The increase in net income for the 2016 period compared to the 2015 period reflects the changes noted above.

Net income allocated to noncontrolling interest. Net income allocated to noncontrolling interest represents an 11% noncontrolling interest of a third party in one of the properties we acquired in connection with the CCIT Merger. On February 29, 2016, we acquired this 11% noncontrolling interest. As a result, for periods from and after that date, there is no longer a noncontrolling interest with respect to this office building. See Notes 3 and 8 to the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information regarding our acquisition of the remaining 11% interest.

Weighted average common shares outstanding. The increase in weighted average common shares outstanding primarily reflects (i) shares granted to our Trustees in May 2016 and May 2015, (ii) shares granted to our officers and certain other employees of RMR LLC in September 2015, (iii) shares issued to RMR LLC through May 2015 pursuant to our business management agreement, and (iv) shares issued in connection with our acquisition of shares of RMR Inc. in June 2015.

Basic and diluted net income attributed to SIR per common share. The increase in net income attributed to SIR per common share primarily reflects the changes to net income noted above, partially offset by an increase in the weighted average common shares outstanding noted above.

Six Months Ended June 30, 2016, Compared to Six Months Ended June 30, 2015 (dollars and share amounts in thousands, except per share data)

	Comparable Properties Results (1)				Acquired Properties Results (2)			Consolidated Results
	Six Months Ended June 30,				Six Months Ended June 30,			Six Months Ended June 30,
			$	%			$			$	%
	2016	2015	Change	Change	2016	2015	Change	2016	2015	Change	Change
Revenues:
Rental income	$100,344	$99,645	$699	0.7%	$94,131	$72,999	$21,132	$194,475	$172,644	$21,831	12.6%
Tenant reimbursements and other income	18,013	16,775	1,238	7.4%	19,648	12,210	7,438	37,661	28,985	8,676	29.9%
Total revenues	118,357	116,420	1,937	1.7%	113,779	85,209	28,570	232,136	201,629	30,507	15.1%

Operating expenses:
Real estate taxes	12,095	11,405	690	6.0%	8,715	5,971	2,744	20,810	17,376	3,434	19.8%
Other operating expenses	10,134	9,311	823	8.8%	15,459	9,497	5,962	25,593	18,808	6,785	36.1%
Total operating expenses	22,229	20,716	1,513	7.3%	24,174	15,468	8,706	46,403	36,184	10,219	28.2%

NOI (3)	$96,128	$95,704	$424	0.4%	$89,605	$69,741	$19,864	185,733	165,445	20,288	12.3%

Other expenses:
Depreciation and amortization								66,874	57,109	9,765	17.1%
Acquisition related costs								58	21,318	(21,260)	(99.7)%
General and administrative								14,350	13,160	1,190	9.0%
Total other expenses								81,282	91,587	(10,305)	(11.3)%
Operating income								104,451	73,858	30,593	41.4%
Dividend income								475	-	475	100.0%
Interest expense								(41,193)	(33,676)	(7,517)	22.3%
Loss on early extinguishment of debt								-	(6,845)	6,845	(100.0)%
Income before income tax expense and equity in earnings of an investee								63,733	33,337	30,396	91.2%
Income tax expense								(263)	(226)	(37)	16.4%
Equity in earnings of an investee								94	95	(1)	(1.1)%
Net income								63,564	33,206	30,358	91.4%
Net income allocated to noncontrolling interest								(33)	(89)	56	(62.9)%
Net income attributed to SIR								$63,531	$33,117	$30,414	91.8%

Weighted average common shares outstanding - basic								89,289	84,078	5,211	6.2%
Weighted average common shares outstanding - diluted								89,306	84,090	5,216	6.2%

Net income attributed to SIR per common share - basic and diluted								$0.71	$0.39	0.32	82.1%

Calculation of FFO Attributed to SIR and Normalized FFO Attributed to SIR (4)
Net income attributed to SIR								$63,531	$33,117
Plus: depreciation and amortization								66,874	57,109
Plus: net income allocated to noncontrolling interest								33	89
Less: FFO allocated to noncontrolling interest								(77)	(197)
FFO attributed to SIR								130,361	90,118
Plus: acquisition related costs								58	21,318
Plus: loss on early extinguishment of debt								-	6,845
Less: normalized FFO from noncontrolling interest, net of FFO								-	(62)
Normalized FFO attributed to SIR								$130,419	$118,219

FFO attributed to SIR per common share - basic and diluted								$1.46	$1.07
Normalized FFO attributed to SIR per common share - basic and diluted								$1.46	$1.41

(1)	Consists of 51 properties (281 buildings, leasable land parcels and easements) that we owned continuously since January 1, 2015.

(2)	Consists of 68 properties (79 buildings) that we acquired during the period from January 1, 2015 to June 30, 2016.

(3)	See footnote (3) on page 19 for the definition of NOI.

(4)	See footnote (4) on page 20 for the definitions of FFO attributed to SIR and Normalized FFO attributed to SIR.

References to changes in the income and expense categories below relate to the comparison of results for the six months ended June 30, 2016, compared to the six months ended June 30, 2015. Our acquisition activity reflects our acquisition of the 64 CCIT Properties (73 buildings) in January 2015 and four properties (six buildings) in separate transactions during 2015.

Rental income. The increase in rental income primarily reflects our acquisition activity, particularly with respect to the 64 CCIT Properties. Rental income includes non-cash straight line rent adjustments totaling approximately $12,571 for the 2016 period and approximately $12,473 for the 2015 period, and net amortization of acquired real estate leases and assumed real estate lease obligations totaling approximately $855 for the 2016 period and approximately $2,096 for the 2015 period.

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

Acquisition related costs. Acquisition related costs for the 2015 period primarily reflect costs related to our acquisition of the 64 CCIT Properties and other property acquisitions and investment activity.

General and administrative. General and administrative expenses primarily include fees paid under our business management agreement, net of amortization of the liability we recorded in connection with our acquisition of RMR Inc. shares, legal fees, audit fees, Trustee cash fees and non-cash equity compensation expense related to awards to our Trustees, our officers and certain other RMR LLC employees. The increase in general and administrative expenses in the 2016 period primarily reflects an increase in net business management fees and accounting fees resulting primarily from our property acquisitions and an increase in non-cash equity compensation expense, partially offset by lower legal fees.

Dividend income. Dividend income in the 2016 period reflects a cash dividend received from our investment in RMR Inc. shares related to the period from December 14, 2015 through March 31, 2016.

Interest expense. The increase in interest expense primarily reflects the issuance of $1,450,000 of senior unsecured notes in February 2015, the assumption of approximately $267,700 of mortgage debt in January 2015 and higher weighted average balances and higher weighted average interest rates on borrowings under our revolving credit facility and term loan during the 2016 period compared to the 2015 period.

Loss on early extinguishment of debt. Loss on early extinguishment of debt in the 2015 period reflects the write-off of unamortized debt issuance costs related to the repayment and termination of a bridge loan that was entered in connection with the CCIT Merger, and the refinancing of our revolving credit facility and term loan completed in January 2015.

Income tax expense. Income tax expense primarily reflects state income taxes payable in certain jurisdictions.

Equity in earnings of an investee. Equity in earnings of an investee represents our proportionate share of earnings from our investment in AIC.

Net income. The increase in net income for the 2016 period compared to the 2015 period reflects the changes noted above.

Net income allocated to noncontrolling interest. Net income allocated to noncontrolling interest represents an 11% noncontrolling interest of a third party in one of the properties we acquired in connection with the CCIT Merger. On February 29, 2016, we acquired this 11% noncontrolling interest. As a result, for periods from and after that date, there is no longer a noncontrolling interest with respect to this office building. See Notes 3 and 8 to the Notes to Condensed Consolidated Financial Statements included in Part I, Item I of this Quarterly Report on Form 10-Q for further information regarding our acquisition of the remaining 11% interest.

Weighted average common shares outstanding. The increase in weighted average common shares outstanding primarily reflects (i) shares issued in connection with the CCIT Merger in January 2015, (ii) shares granted to our Trustees in May 2016 and May 2015, (iii) shares granted to our officers and certain other employees of RMR LLC in September 2015, (iv) shares issued to RMR LLC through May 2015 pursuant to our business management agreement, and (v) shares issued in connection with our acquisition of shares of RMR Inc. in June 2015.

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

LIQUIDITY AND CAPITAL RESOURCES

Our Operating Liquidity and Resources (dollars in thousands)

Our principal sources of funds to meet operating and capital expenses and debt service obligations and pay distributions on our common shares is rents from tenants at our properties and borrowings under our revolving credit facility. We believe that these sources of funds will be sufficient to meet our operating and capital expenses and debt service obligations and pay distributions on our common shares for the next 12 months and for the foreseeable future thereafter. Our future cash flows from operating activities will depend primarily upon our ability to:

•	maintain or improve the occupancy of, and the rental rates at, our properties;

•	control our operating expenses; and

•	purchase additional properties which produce cash flows in excess of our costs of acquisition capital and property operating expenses.

Our future purchases of properties cannot be accurately projected because such purchases depend upon purchase opportunities which come to our attention and our ability to successfully conclude the acquisitions. We generally do not intend to purchase “turn around” properties, or properties which do not generate positive cash flows.

Cash flows provided by (used in) operating, investing and financing activities were $114,669, ($5,255) and ($116,475) for the six months ended June 30, 2016, respectively, and $105,948, ($1,504,124) and $1,407,381 for the six months ended June 30, 2015, respectively. The increase in operating activities cash flow for the six months ended June 30, 2016 compared to the corresponding prior year period is primarily due to increased operating cash flow from the properties we acquired during 2015. The decrease in cash used in investing activities for the six months ended June 30, 2016 compared to the corresponding prior year period is primarily due to more acquisition activity during the six months ended June 30, 2015 compared to the current year period. The decrease in financing activities cash flow for the six months ended June 30, 2016 compared to the corresponding prior year period is primarily due to (i) the issuance of $1,450,000 aggregate principal amount of senior unsecured notes in February 2015 and (ii) net activities on our revolving credit facility resulting primarily from our acquisitions during the 2015 period, partially offset by (iii) increased distributions to our common shareholders during the 2016 period compared to the 2015 period.

Our Investment and Financing Liquidity and Resources (dollars in thousands, except per share data)

In order to fund acquisitions and to meet cash needs that may result from timing differences between our receipt of rents and our desire or need to make distributions or pay operating or capital expenses, we maintain a $750,000 unsecured revolving credit facility with a group of lenders. The maturity date of our revolving credit facility is March 29, 2019 and, subject to our payment of an extension fee and meeting other conditions, we have the option to extend the stated maturity date by one year to March 29, 2020. We pay interest on borrowings under our revolving credit facility at a rate of LIBOR plus a premium. We also pay a facility fee on the total amount of lending commitments under our revolving credit facility. Both the interest rate premium and the facility fee are subject to adjustment based upon changes to our credit ratings. At June 30, 2016, the interest rate premium on our revolving credit facility was 105 basis points and our facility fee was 20 basis points. We can borrow, repay and reborrow funds available under our revolving credit facility until maturity, and no principal repayment is due until maturity. As of June 30, 2016, the annual interest rate payable on borrowings under our revolving credit facility was 1.49%. As of June 30, 2016 and July 25, 2016, we had

$280,000 and $270,000, respectively, outstanding under our revolving credit facility and $470,000 and $480,000, respectively, available to borrow under our revolving credit facility.

We have a $350,000 unsecured term loan that matures on March 31, 2020 and is prepayable by us at any time without penalty. The term loan requires interest payable on the amount outstanding of LIBOR plus 115 basis points. The interest rate premium for the term loan is subject to adjustment based on changes to our credit ratings. As of June 30, 2016, the annual interest rate payable on borrowings under our term loan was 1.61%.

In addition, the credit agreement governing our revolving credit facility and term loan includes a feature under which the maximum borrowing availability under the facilities may be increased to up to $2,200,000 on a combined basis under certain circumstances.

Our debt maturities (other than our revolving credit facility and term loan) as of June 30, 2016 were as follows: $40,398 in 2016, $17,570 in 2017, $350,304 in 2018, $4,926 in 2019, $501,172 in 2020 and $821,000 thereafter.

As of June 30, 2016, we had $10,815 of cash and cash equivalents. We typically use cash balances, borrowings under our revolving credit facility, net proceeds from offerings of equity or debt securities and the cash flow from our operations to fund debt repayments, property acquisitions, capital expenditures and other general business purposes. We also have in the past assumed mortgage debt in connection with certain of our acquisitions and we may do so in the future. In addition, we may sell properties we own or place mortgages on properties we own.

When significant amounts are outstanding under our revolving credit facility, or as the maturity of our credit facility, our term loan, our senior unsecured notes and our mortgage debts approach, we expect to explore alternatives for repaying or refinancing such amounts. Such alternatives may include incurring additional term debt and issuing new equity or debt securities. In addition, we may also seek to participate in joint ventures or other arrangements that may provide us additional sources of financing. Although we cannot provide assurance that we will be successful in consummating any particular type of financing, we believe that we will have access to financing, such as debt and equity offerings, to fund our committed and future acquisitions and capital expenditures and to pay our obligations. We currently have an effective shelf registration statement that allows us to issue public securities on an expedited basis, but it does not assure that there will be buyers for such securities.

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

During the six months ended June 30, 2016, we paid regular quarterly cash distributions to our common shareholders aggregating $89,374 using existing cash balances and borrowings under our revolving credit facility. For further information regarding the distributions we paid during 2016, see Note 9 to the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

On July 12, 2016, we declared a regular quarterly distribution of $0.51 per common share, or approximately $45,600, to shareholders of record on July 22, 2016. We expect to pay this distribution on or about August 18, 2016 using existing cash balances and borrowings under our revolving credit facility.

During the three and six months ended June 30, 2016 and 2015, amounts capitalized for tenant improvements, leasing costs, building improvements and development and redevelopment activities were as follows (dollars in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Tenant improvements (1)	$902	$1,632	$916	$1,653
Leasing costs (2)	121	320	3,260	483
Building improvements (3)	1,021	514	1,125	514
Development, redevelopment and other activities (4)	1,187	11	1,935	11
	$3,231	$2,477	$7,236	$2,661

(1)	Tenant improvements include capital expenditures used to improve tenants’ space or amounts paid directly to tenants to improve their space.

(2)	Leasing costs include leasing related costs, such as brokerage commissions, legal costs and tenant inducements.

(3)	Building improvements generally include (i) expenditures to replace obsolete building components and (ii) expenditures that extend the useful life of existing assets.

(4)

Development, redevelopment and other activities generally include (i) capital expenditures that are identified at the time of a property acquisition and incurred within a short time period after acquiring the property and (ii) capital expenditure projects that reposition a property or result in new sources of revenues.

We have estimated unspent leasing related obligations of $12,521 as of June 30, 2016.

During the three months ended June 30, 2016, commitments made for expenditures, such as tenant improvements and leasing costs in connection with leasing space, were as follows (dollars and square feet in thousands, except per square foot amounts):

	New Leases	Renewals	Totals
Square feet leased during the period	15	133	148
Total leasing costs and concession commitments (1)	$66	$25	$91
Total leasing costs and concession commitments per square foot (1)	$4.40	$0.19	$0.61
Weighted average lease term by square feet (years)	4.3	13.2	12.3
Total leasing costs and concession commitments per square foot per year (1)	$1.02	$0.01	$0.05

(1)	Includes commitments made for leasing expenditures and concessions, such as tenant improvements, leasing commissions, tenant reimbursements and free rent.

Off Balance Sheet Arrangements (dollars in thousands)

As of June 30, 2016, we had no off balance sheet arrangements that have had or that we expect would be reasonably likely to have a material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources. We had no swaps or hedges as of June 30, 2016, other than the cash flow hedge associated with $41,000 of mortgage debt described in Notes 5 and 7 to the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q and under “Quantitative and Qualitative Disclosures About Market Risk” included in Part I, Item 3 of this Quarterly Report on Form 10-Q.

Debt Covenants (dollars in thousands)

Our principal debt obligations at June 30, 2016 were our senior unsecured notes, borrowings outstanding under our revolving credit facility and term loan, and secured mortgage notes assumed in connection with some of our acquisitions. Our mortgage notes are non-recourse, subject to certain limitations, and do not contain any material financial covenants. Our publicly issued senior unsecured notes are governed by an indenture. Our senior unsecured notes indenture and its supplement and the credit agreement for our revolving credit facility and term loan provide for acceleration of payment of all amounts outstanding upon the occurrence and continuation of certain events of default, such as, in the case of our credit agreement, a change of control of us, which includes RMR LLC ceasing to act as our business manager and property manager. Our senior unsecured notes indenture and its supplement and our credit agreement for our revolving credit facility and term loan contain a number of covenants which restrict our ability to incur debts, including debts secured by mortgages on our properties, in excess of calculated amounts, restrict our ability to make distributions under certain circumstances and generally require us to maintain certain financial ratios. As of June 30, 2016, we believe we were in compliance with all of the terms and covenants under our revolving credit facility and term loan and senior unsecured notes indenture and its supplement.

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

Related Person Transactions

We have relationships and historical and continuing transactions with RMR LLC, GOV and others related to them.  For example, we have no employees and the personnel and various services we require to operate our business are provided to us by RMR LLC pursuant to management agreements; RMR Inc. is the managing member of RMR LLC and we own shares of class A common stock of RMR Inc.; and the controlling shareholder of RMR Inc., ABP Trust, is owned by our Managing Trustees.  Also, GOV is our largest shareholder; and we and six other companies to which RMR LLC provides management services own in equal amounts AIC, an insurance company, and we participate in a combined property insurance program arranged and reinsured in part by AIC.  For further information about these and other such relationships and related person transactions, please see Note 12 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, our Annual Report, our definitive Proxy Statement for our 2016 Annual Meeting of Shareholders and our other filings with the Securities and Exchange Commission, or SEC.  In addition, please see the section captioned “Risk Factors” of our Annual Report for a description of risks that may arise as a result of these and other related person transactions and relationships.  Our filings with the SEC and copies of certain of our agreements with these related parties are publicly available as exhibits to our public filings with the SEC and accessible at the SEC’s website, www.sec.gov.  We may engage in additional transactions with related persons, including companies to which RMR LLC or its affiliates provide management services.

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

At June 30, 2016, our outstanding fixed rate debt consisted of the following senior unsecured notes and secured mortgage notes:

Fixed Rate Debt

		Annual	Annual		Interest
	Principal	Interest	Interest		Payments
Debt	Balance (1)	Rate (1)	Expense (1)	Maturity	Due
Senior unsecured notes	$350,000	2.85%	$9,975	2018	Semi-Annually
Senior unsecured notes	400,000	3.60%	14,400	2020	Semi-Annually
Senior unsecured notes	300,000	4.15%	12,450	2022	Semi-Annually
Senior unsecured notes	400,000	4.50%	18,000	2025	Semi-Annually
Mortgage note (one property (two buildings in Carlsbad, CA))	17,627	5.95%	1,049	2017	Monthly
Mortgage note (one property (one building in Harvey, IL))	2,000	4.50%	90	2019	Monthly
Mortgage note (one property (one building in Columbus, OH))	2,400	4.50%	108	2019	Monthly
Mortgage note (one property (one building in Ankeny, IA))	12,360	3.87%	478	2020	Monthly
Mortgage note (one property (one building in Philadelphia, PA)) (2)	41,000	4.16%	1,706	2020	Monthly
Mortgage note (one property (one building in Chester, VA))	48,750	3.99%	1,945	2020	Monthly
Mortgage note (one property (three buildings in Seattle, WA))	71,000	3.55%	2,521	2023	Monthly
Mortgage note (one property (one building in Chicago, IL))	50,000	3.70%	1,850	2023	Monthly
	$1,695,137		$64,572

(1)

The principal balance, annual interest rate and annual interest expense are the amounts stated in the applicable contracts. In accordance with GAAP, our carrying value and recorded interest expense may differ from these amounts because of market conditions at the time we issued or assumed these debts.

(2)

Interest on this mortgage note is payable at a rate equal to a premium over LIBOR but has been fixed by a cash flow hedge which sets the rate at approximately 4.16% until August 3, 2020, which is the maturity date of the mortgage note.

Our senior unsecured notes require semi-annual interest payments through maturity. Some of our mortgage notes require principal and interest payments pursuant to amortization schedules and some of our mortgage notes require interest only payments through maturity.

We have an interest rate swap agreement that we assumed in connection with the CCIT Merger. This interest rate swap agreement manages our interest rate risk exposure on a $41,000 mortgage note due 2020, which requires us to pay interest at a rate equal to a premium over LIBOR. The interest rate swap agreement effectively modifies our exposure to interest rate risk arising from this floating rate mortgage loan by converting this floating rate debt to a fixed rate through August 3, 2020, which is the maturity date of the mortgage note, thus reducing the impact of interest rate changes on future interest expense. This agreement involves the receipt of floating rate amounts in exchange for fixed rate interest payments over the life of the agreement. Approximately 1.8% ($41,000) of our total outstanding debt had interest payments designated as hedged transactions to interest rate swap agreements at June 30, 2016. As of June 30, 2016, the fair value of our derivative instrument included in accounts payable and other liabilities in our condensed consolidated balance sheet was $2,322.

Because our senior unsecured notes and mortgage notes (including the current effect of our interest rate swap agreement) require interest to be paid at fixed rates, changes in market interest rates during the terms of these senior unsecured notes and mortgage notes will not affect our interest obligations. If these senior unsecured notes and mortgage notes were refinanced at interest rates which are 100 basis points higher or lower than shown above, our per annum interest cost would increase or decrease by approximately $16,951.

Changes in market interest rates would affect the fair value of our fixed rate debt obligations, including obligations arising from our interest rate swap agreement. Increases in market interest rates decrease the fair value of our fixed rate debt, while decreases in market interest rates increase the fair value of our fixed rate debt. Based on the balances outstanding at June 30, 2016 and discounted cash flow analyses through the maturity dates, and assuming no other changes in factors that may affect the fair value of our fixed rate debt obligations, a hypothetical immediate 100 basis point increase in interest rates would change the fair value of these obligations by approximately $76,256.

Floating Rate Debt

At June 30, 2016, our floating rate debt (excluding the $41,000 mortgage note hedged by our interest rate swap agreement) consisted of $280,000 outstanding under our revolving credit facility, $350,000 outstanding under our term loan, and a $40,233 mortgage note. Our revolving credit facility matures on March 29, 2019 and, subject to our meeting certain conditions, including our payment of an extension fee, we have the option to extend the maturity date by one year to March 29, 2020. Our term loan matures on March 31, 2020. No principal repayments are required under our revolving credit facility or term loan prior to maturity, and prepayments may be made at any time without penalty. Our $40,233 mortgage note matures on December 19, 2016 and requires monthly interest only payments through maturity.

Borrowings under our revolving credit facility, our term loan and our $40,233 floating rate mortgage note are in U.S. dollars and require interest to be paid at LIBOR plus a premium that is subject to adjustment based upon changes to our credit ratings. Accordingly, we are vulnerable to changes in U.S. dollar based short term rates, specifically LIBOR. In addition, upon renewal or refinancing of these obligations, we are vulnerable to increases in interest rate premiums due to market conditions or our perceived credit risk. Generally, a change in interest rates would not affect the value of our floating rate debt but would affect our operating results. The following table presents the approximate impact a 100 basis point increase in interest rates would have on our annual floating rate interest expense at June 30, 2016:

	Impact of an Increase in Interest Rates
			Total Interest	Annual
	Interest Rate	Outstanding	Expense	Earnings Per
	Per Year (1)	Debt (2)	Per Year	Share Impact (3)
At June 30, 2016	1.57%	$670,233	$10,523	$0.12
100 basis point increase	2.57%	$670,233	$17,225	$0.19

(1)	Weighted based on the respective interest rates and outstanding borrowings under our floating rate debt as of June 30, 2016.

(2)	Excludes our $41,000 mortgage note hedged by our interest rate swap agreement.

(3)	Based on the diluted weighted average shares outstanding for the six months ended June 30, 2016.

The following table presents the impact a 100 basis point increase in interest rates would have on our annual floating rate interest expense at June 30, 2016 if we were fully drawn on our revolving credit facility and our term loan and floating rate mortgage note remained outstanding:

	Impact of an Increase in Interest Rates
			Total Interest	Annual
	Interest Rate	Outstanding	Expense	Earnings Per
	Per Year (1)	Debt (2)	Per Year	Share Impact (3)
At June 30, 2016	1.54%	$1,140,233	$17,560	$0.20
100 basis point increase	2.54%	$1,140,233	$28,962	$0.32

(1)

Weighted based on the respective interest rates of our floating rate debt as of June 30, 2016, assuming we were fully drawn on our revolving credit facility and our term loan and floating rate mortgage note remained outstanding.

(2)	Excludes our $41,000 mortgage note hedged by our interest rate swap agreement.

(3)	Based on the diluted weighted average shares outstanding for the six months ended June 30, 2016.

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

Item 4. Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, our management carried out an evaluation, under the supervision and with the participation of our Managing Trustees, our President and our Chief Financial Officer and Treasurer, of the effectiveness of our disclosure controls and procedures pursuant to Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, our Managing Trustees, our President and our Chief Financial Officer and Treasurer concluded that our disclosure controls and procedures are effective.

There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

•

WE MAY NOT SUCCEED IN FURTHER DIVERSIFYING OUR TENANTS, AND ANY DIVERSIFICATION WE MAY ACHIEVE MAY NOT MITIGATE OUR PORTFOLIO RISKS OR IMPROVE THE SECURITY OF OUR REVENUES OR OUR OPERATING PERFORMANCE,

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

•

OUR BELIEF THAT THERE IS A LIKELIHOOD THAT TENANTS MAY RENEW OR EXTEND OUR LEASES WHEN THEY EXPIRE WHENEVER THEY HAVE MADE SIGNIFICANT INVESTMENTS IN THE LEASED PROPERTIES, OR BECAUSE THOSE PROPERTIES MAY BE OF STRATEGIC IMPORTANCE TO THEM, MAY NOT BE REALIZED,

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

•	WE HAVE THE OPTION TO EXTEND THE MATURITY DATE OF OUR REVOLVING CREDIT FACILITY UPON PAYMENT OF A FEE AND MEETING OTHER CONDITIONS. HOWEVER, THE APPLICABLE CONDITIONS MAY NOT BE MET,

•

WE RECEIVED AN ASSESSMENT FROM THE STATE OF WASHINGTON FOR REAL ESTATE EXCISE TAX, INTEREST AND PENALTIES OF $2.8 MILLION ON CERTAIN PROPERTIES WE ACQUIRED IN CONNECTION WITH OUR ACQUISITION OF CCIT IN JANUARY 2015. ALTHOUGH WE BELIEVE WE ARE EXEMPT FROM THIS TAX AND ARE DISPUTING THIS ASSESSMENT, WE MAY NOT SUCCEED IN HAVING ALL OR ANY PART OF THIS ASSESSMENT NULLIFIED,

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

•

THE PREMIUMS USED TO DETERMINE THE INTEREST RATE PAYABLE ON OUR REVOLVING CREDIT FACILITY AND TERM LOAN AND THE FACILITY FEE PAYABLE ON OUR REVOLVING CREDIT FACILITY ARE BASED ON OUR CREDIT RATINGS. FUTURE CHANGES IN OUR CREDIT RATINGS MAY CAUSE THE INTEREST AND FEES WE PAY TO INCREASE.

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

10.1	Summary of Trustee Compensation. (Incorporated by reference to the Company’s Current Report on Form 8-K dated May 24, 2016.)

12.1	Computation of Ratio of Earnings to Fixed Charges. (Filed herewith.)

31.1	Rule 13a-14(a) Certification. (Filed herewith.)

31.2	Rule 13a-14(a) Certification. (Filed herewith.)

31.3	Rule 13a-14(a) Certification. (Filed herewith.)

31.4	Rule 13a-14(a) Certification. (Filed herewith.)

32.1	Section 1350 Certification. (Furnished herewith.)

101.1

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016 formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Statements of Cash Flows and (iv) related notes to these financial statements, tagged as blocks of text and detail. (Filed herewith.)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SELECT INCOME REIT

By:	/s/ David M. Blackman
David M. Blackman
President and Chief Operating Officer
Dated: July 26, 2016

By:	/s/ John C. Popeo
John C. Popeo
Chief Financial Officer and Treasurer
(principal financial and accounting officer)
Dated: July 26, 2016