Form 10-Q
period 2016-09-30
SELECT INCOME REIT
filed 2016-10-25
CIK 1537667

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016

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

Number of registrant’s common shares of beneficial interest, $.01 par value per share, outstanding as of October 24, 2016: 89,428,912

SELECT INCOME REIT

FORM 10-Q

September 30, 2016

References in this Quarterly Report on Form 10-Q to the Company, SIR, we, us or our include Select Income REIT and its consolidated subsidiaries unless otherwise expressly stated or the context indicates otherwise.

PART I Financial Information

Item 1.  Financial Statements

SELECT INCOME REIT

CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except per share data)
(unaudited)

	September 30,	December 31,
	2016	2015
ASSETS
Real estate properties:
Land	$1,037,445	$1,036,425
Buildings and improvements	3,099,126	3,083,243
	4,136,571	4,119,668
Accumulated depreciation	(222,982)	(164,779)
	3,913,589	3,954,889

Acquired real estate leases, net	519,952	566,195
Cash and cash equivalents	16,697	17,876
Restricted cash	1,203	1,171
Rents receivable, including straight line rents of $111,318 and $92,264, respectively, net of allowance for doubtful accounts of $808 and $464, respectively	117,163	99,307
Deferred leasing costs, net	9,762	7,221
Other assets, net	78,890	37,686
Total assets	$4,657,256	$4,684,345

LIABILITIES AND SHAREHOLDERS' EQUITY
Unsecured revolving credit facility	$297,000	$303,000
Unsecured term loan, net	348,249	347,876
Senior unsecured notes, net	1,429,247	1,426,025
Mortgage notes payable, net	286,102	286,706
Accounts payable and other liabilities	89,393	105,403
Assumed real estate lease obligations, net	79,833	86,495
Rents collected in advance	18,957	16,295
Security deposits	11,785	11,845
Due to related persons	4,756	3,740
Total liabilities	2,565,322	2,587,385

Commitments and contingencies

Shareholders' equity:
Common shares of beneficial interest, $.01 par value: 125,000,000 shares authorized; 89,428,912 and 89,374,029 shares issued and outstanding, respectively	894	894
Additional paid in capital	2,179,697	2,178,477
Cumulative net income	417,085	324,986
Cumulative other comprehensive income (loss)	17,029	(19,587)
Cumulative common distributions	(522,771)	(387,810)
Total shareholders' equity	2,091,934	2,096,960
Total liabilities and shareholders' equity	$4,657,256	$4,684,345

See accompanying notes

SELECT INCOME REIT

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(amounts in thousands, except per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

REVENUES:
Rental income	$96,037	$94,745	$290,512	$267,389
Tenant reimbursements and other income	18,999	17,197	56,660	46,182
Total revenues	115,036	111,942	347,172	313,571

EXPENSES:
Real estate taxes	10,755	9,871	31,565	27,247
Other operating expenses	14,394	11,313	39,987	30,121
Depreciation and amortization	33,366	33,070	100,240	90,179
Acquisition related costs	13	402	71	21,720
General and administrative	7,553	6,328	21,903	19,488
Total expenses	66,081	60,984	193,766	188,755

Operating income	48,955	50,958	153,406	124,816

Dividend income	397	—	872	—
Interest expense (including net amortization of debt premiums and discounts and debt issuance costs of $1,374, $1,357, $4,124 and $3,738, respectively)	(20,690)	(20,034)	(61,883)	(53,710)
Loss on early extinguishment of debt	—	—	—	(6,845)
Income before income tax expense and equity in earnings (loss) of an investee	28,662	30,924	92,395	64,261
Income tax expense	(107)	(98)	(370)	(324)
Equity in earnings (loss) of an investee	13	(25)	107	70
Net income	28,568	30,801	92,132	64,007
Net income allocated to noncontrolling interest	—	(46)	(33)	(135)
Net income attributed to SIR	28,568	30,755	92,099	63,872

Other comprehensive income (loss):
Unrealized gain on investment in available for sale securities	11,061	—	37,339	—
Unrealized gain (loss) on interest rate swap	312	(831)	(898)	(181)
Equity in unrealized gain (loss) of an investee	80	(72)	175	(91)
Other comprehensive income (loss)	11,453	(903)	36,616	(272)
Comprehensive income	40,021	29,898	128,748	63,735
Comprehensive income allocated to noncontrolling interest	—	(46)	(33)	(135)
Comprehensive income attributed to SIR	$40,021	$29,852	$128,715	$63,600

Weighted average common shares outstanding - basic	89,308	89,267	89,295	85,827
Weighted average common shares outstanding - diluted	89,334	89,274	89,318	85,837

Basic and diluted net income attributed to SIR per common share	$0.32	$0.34	$1.03	$0.74

See accompanying notes

SELECT INCOME REIT

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(unaudited)

	Nine Months Ended September 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$92,132	$64,007
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	58,482	53,090
Net amortization of debt premiums and discounts and debt issuance costs	4,124	3,738
Amortization of acquired real estate leases and assumed real estate lease obligations	39,582	33,098
Amortization of deferred leasing costs	1,037	1,176
Provision for losses on rents receivable	431	(453)
Straight line rental income	(19,054)	(20,395)
Loss on early extinguishment of debt	—	6,845
Other non-cash expenses, net	(215)	886
Equity in earnings of an investee	(107)	(70)
Change in assets and liabilities:
Restricted cash	(32)	24
Rents receivable	767	2,048
Deferred leasing costs	(3,794)	(1,342)
Other assets	(4,627)	(6,345)
Accounts payable and other liabilities	(11,137)	11,790
Rents collected in advance	2,662	(2,750)
Security deposits	(60)	310
Due to related persons	1,016	1,357
Net cash provided by operating activities	161,207	147,014

CASH FLOWS FROM INVESTING ACTIVITIES:
Real estate acquisitions and deposits	(10,200)	(2,147,626)
Real estate improvements	(6,739)	(2,657)
Proceeds from sale of properties, net	—	509,045
Investment in The RMR Group Inc.	—	(18,461)
Net cash used in investing activities	(16,939)	(1,659,699)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of senior unsecured notes, net	—	1,433,694
Proceeds from borrowings	135,000	1,774,000
Payments of borrowings	(141,207)	(1,546,182)
Debt issuance costs	—	(23,761)
Distributions to common shareholders	(134,961)	(112,910)
Repurchase of common shares	(305)	(130)
Purchase of noncontrolling interest	(3,908)	—
Distributions to noncontrolling interest	(66)	(283)
Net cash (used in) provided by financing activities	(145,447)	1,524,428

(Decrease) increase in cash and cash equivalents	(1,179)	11,743
Cash and cash equivalents at beginning of period	17,876	13,504
Cash and cash equivalents at end of period	$16,697	$25,247

See accompanying notes

SELECT INCOME REIT

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(dollars in thousands)
(unaudited)

	Nine Months Ended September 30,
	2016	2015
SUPPLEMENTAL DISCLOSURES:
Interest paid	$71,374	$40,051
Income taxes paid	$409	$294

NON-CASH INVESTING ACTIVITIES:
Real estate and investment acquired by issuance of shares	$—	$(736,740)
Real estate acquired by assumption of mortgage notes payable	$—	$(297,698)
Real estate sold by assumption of mortgage notes payable	$—	$29,955
Working capital assumed	$—	$(20,720)

NON-CASH FINANCING ACTIVITIES:
Assumption of mortgage notes payable	$—	$297,698
Mortgage notes payable assumed in real estate sale	$—	$(29,955)
Issuance of SIR common shares	$—	$736,740

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

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which requires that entities use a new forward looking “expected loss” model that generally will result in the earlier recognition of allowance for credit losses. The measurement of expected credit losses is based upon historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. ASU No. 2016-13 is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. We are currently assessing the potential impact that adoption of ASU No. 2016-13 will have in our condensed consolidated financial statements.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, which clarifies how companies present and classify certain cash receipts and cash payments in the statement of cash flows. ASU No. 2016-15 is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. We are currently assessing the potential impact that adoption of ASU No. 2016-15 will have in our condensed consolidated financial statements.

Note 3. Real Estate Properties

As of September 30, 2016, we owned 120 properties (361 buildings, leasable land parcels and easements) with approximately 44,763,000 rentable square feet.

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

During the nine months ended September 30, 2016, we also acquired one property (one building) with 57,420 rentable square feet for a purchase price of $10,200, excluding acquisition related costs. This property was acquired and simultaneously leased back to the seller. We accounted for this acquisition as an acquisition of assets and allocated the purchase price based on the estimated fair value of the acquired assets as follows:

		Properties/	Square	Purchase		Building and
Date	Location	Buildings	Feet	Price (1)	Land	Improvements
July 2016	Huntsville, AL (2)	1 / 1	57,420	$10,200	$1,020	$9,180

(1)	Purchase price excludes acquisition related costs.

(2)
We capitalized acquisition related costs of $90 related to this transaction. The allocation of purchase price is based on preliminary estimates and may change upon the completion of third party valuations and our analysis of land and building valuations.

On October 12, 2016, we acquired a single tenant, net leased office property located in Richmond, VA with approximately 50,000 rentable square feet for a purchase price of $7,760, excluding acquisition related costs. In October 2016, we committed to a plan to sell one mainland office property (two buildings) with 100,500 rentable square feet and a net book value of $9,206.

Certain of our real estate assets contain hazardous substances, including asbestos. We believe the asbestos at our properties is contained in accordance with current environmental regulations and we have no current plans to remove it. If these properties were demolished today, certain environmental regulations specify the manner in which the asbestos must be removed and we could incur substantial costs complying with such regulations. Due to the uncertainty of the timing and amount of costs we may incur, we cannot reasonably estimate the fair value and we have not recognized a liability in our financial statements for these costs. Certain of our industrial lands in Hawaii may require environmental remediation, especially if the use of those lands is changed; however, we do not have any present plans to change the use of those lands or to undertake this environmental cleanup. In general, we do not have any insurance designated to limit any losses that we may incur as a result of known or unknown environmental conditions which are not caused by an insured event, such as, for example, fire or flood, although some of our tenants may maintain such insurance. However, as of September 30, 2016 and December 31, 2015, accrued environmental remediation costs totaling $8,160 were included in accounts payable and other liabilities in our condensed consolidated balance sheets. These accrued environmental remediation costs relate to maintenance of our properties for current uses and, because of the indeterminable timing of the remediation, these amounts have not been discounted to present value. We do not believe that there are environmental conditions at any of our properties that will have a material adverse effect on us. However, no assurances can be given that such conditions are not present in our properties or that other costs we incur to remediate contamination will not have a material adverse effect on our business or financial condition. Charges for environmental remediation costs are included in other operating expenses in our condensed consolidated statements of comprehensive income.

On June 29, 2016, we received an assessment from the State of Washington for real estate excise tax, interest and penalties of $2,837 on certain properties we acquired in connection with our acquisition of Cole Corporate Income Trust, Inc., or CCIT, in January 2015. We believe we are exempt from this tax and are disputing the assessment. As of September 30, 2016, we have not recorded a loss related to this matter.

Note 4. Tenant Concentration and Segment Information

We operate in one business segment: ownership of properties that include buildings and leased industrial lands that are primarily net leased to single tenants, with no one tenant accounting for more than 10% of our total revenues. A “net leased property” or a property being “net leased” means that the building or land lease requires the tenant to pay rent and pay, or reimburse us, for all, or substantially all, property level operating expenses and capital expenditures, such as real estate taxes, insurance, utilities, maintenance and repairs, other than, in certain circumstances, roof and structural element related expenditures; in some instances, tenants instead reimburse us for all expenses in excess of certain amounts included in the stated rent. We define a single tenant leased building or land parcel as a building or land parcel with at least 90% of its rentable square feet leased to one tenant. Our buildings and lands are primarily leased to single tenants; however, we also own some multi-tenant buildings on the island of Oahu, HI, and one mainland multi-tenant office property. For the three months ended September 30, 2016 and 2015, approximately 19.7% and 19.8%, respectively, and for the nine months ended September 30, 2016 and 2015, approximately 19.7% and 21.4%, respectively, of our total revenues were from 11 properties (229 buildings, leasable land parcels and easements) with a combined approximately 17,778,000 rentable square feet that we own on Oahu, HI.

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

We record all derivatives on the balance sheet at fair value. The following table summarizes the terms of our outstanding interest rate swap agreement, which we have designated as a cash flow hedge:

Fair Value
		Notional				of Liability
		Amount as of	Interest	Effective	Maturity	as of
	Balance Sheet Location	September 30, 2016	Rate (1)	Date	Date	September 30, 2016
Interest Rate Swap	Accounts Payable and Other Liabilities	$41,000	4.16%	1/29/2015	8/3/2020	$1,920

(1)	The interest rate consists of the underlying index swapped to a fixed rate and the applicable interest rate spread.

The table below presents the effects of our interest rate derivative in our condensed consolidated statements of comprehensive income for the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Amount of gain (loss) recognized in cumulative other comprehensive income (loss) (effective portion)	$219	$(953)	$(1,182)	$(273)
Amount of gain (loss) reclassified from cumulative other comprehensive income (loss) into interest expense (effective portion)	$93	$122	$284	$92

We may enter into additional interest rate swaps or hedge agreements to manage some of our interest rate risk associated with our other floating rate borrowings.

Note 6. Indebtedness

Our principal debt obligations at September 30, 2016 were: (1) our $297,000 of outstanding borrowings under our $750,000 unsecured revolving credit facility; (2) our $350,000 unsecured term loan; (3) an aggregate outstanding principal amount of $1,450,000 of public issuances of senior unsecured notes; and (4) an aggregate outstanding principal amount of $285,290 of mortgage notes.

Our $750,000 revolving credit facility and our $350,000 term loan are governed by a credit agreement with a syndicate of institutional lenders. This credit agreement includes a feature under which the maximum aggregate borrowing availability under the revolving credit facility and the term loan may be increased to up to $2,200,000 on a combined basis under certain circumstances.

Our $750,000 revolving credit facility has a maturity date of March 29, 2019, interest payable on borrowings of LIBOR plus 105 basis points and a facility fee of 20 basis points per annum on the total amount of lending commitments. Both the interest rate premium and the facility fee for the revolving credit facility are subject to adjustment based on changes to our credit ratings. Upon the payment of an extension fee and meeting other conditions, we have the option to extend the maturity date of the revolving credit facility to March 29, 2020. As of September 30, 2016 and December 31, 2015, the annual interest rate payable on borrowings under our revolving credit facility was 1.50% and 1.44%, respectively. The weighted average annual interest rate for borrowings under our revolving credit facility was 1.49% and 1.26% for the three months ended September 30, 2016 and 2015, respectively, and 1.46% and 1.26% for the nine months ended September 30, 2016 and 2015, respectively. We can borrow, repay and reborrow funds available under our revolving credit facility until maturity, and no principal repayment is due until maturity. As of September 30, 2016 and October 24, 2016, we had $297,000 and $282,000, respectively, outstanding under our revolving credit facility.

Our $350,000 term loan has a maturity date of March 31, 2020 and interest payable on the amount outstanding of LIBOR plus 115 basis points. The interest rate premium for our term loan is subject to adjustment based on changes to our credit ratings. As of September 30, 2016 and December 31, 2015, the annual interest rate payable for the amount outstanding under our term loan was 1.67% and 1.39%, respectively. The weighted average annual interest rate for the amount outstanding under our term loan was 1.64% and 1.34% for the three months ended September 30, 2016 and 2015, respectively, and 1.61% and 1.34% for the nine months ended September 30, 2016 and 2015, respectively.

Our credit agreement and our senior unsecured notes indenture and its supplement provide for acceleration of payment of all amounts due thereunder upon the occurrence and continuation of certain events of default, such as, in the case of our credit agreement, a change of control of us, which includes The RMR Group LLC, or RMR LLC, ceasing to act as our business manager and property manager. Our senior unsecured notes indenture and its supplement and our credit agreement also contain a number of covenants, including covenants that restrict our ability to incur debts or to make distributions under certain circumstances, and generally require us to maintain certain financial ratios. We believe we were in compliance with the terms and conditions of the respective covenants under our senior unsecured notes indenture and its supplement and our credit agreement at September 30, 2016.

At September 30, 2016, nine of our properties (12 buildings) with a net book value of $450,555 were encumbered by mortgages we assumed in connection with our acquisition of those properties. The aggregate principal amount outstanding under these mortgage notes as of September 30, 2016 was $285,290. These mortgage notes are non-recourse, subject to certain limited exceptions, and do not contain any material financial covenants.

Note 7. Fair Value of Assets and Liabilities

The table below presents certain of our assets and liabilities measured at fair value at September 30, 2016, categorized by the level of inputs, as defined in the fair value hierarchy under GAAP, used in the valuation of each asset and liability:

		Fair Value at Reporting Date Using
		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
		Identical Assets	Observable Inputs	Inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)
Recurring Fair Value Measurements:
Assets:
Investment in RMR Inc. (1)	$60,205	$60,205	$—	$—

Liabilities:
Interest rate swap (2)	$(1,920)	$—	$(1,920)	$—

(1)
Our 1,586,836 shares of class A common stock of The RMR Group Inc., or RMR Inc., which are included in other assets in our condensed consolidated balance sheets, are reported at fair value which is based on quoted market prices (Level 1 inputs). Our historical cost basis for these shares is $42,686. The unrealized gain of $17,519 for these shares as of September 30, 2016 is included in cumulative other comprehensive income (loss) in our condensed consolidated balance sheets.

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

In addition to the asset and liability described in the table above, our financial instruments include cash and cash equivalents, restricted cash, rents receivable, a revolving credit facility, a term loan, senior unsecured notes, mortgage notes payable, accounts payable, rents collected in advance, security deposits and amounts due to related persons. At September 30, 2016 and December 31, 2015, the fair value of our financial instruments approximated their carrying values in our condensed consolidated financial statements, due to their short term nature or variable interest rates, except as follows:

	At September 30, 2016		At December 31, 2015
	Carrying	Estimated	Carrying	Estimated
	Value (1)	Fair Value	Value (1)	Fair Value
Senior unsecured notes, due 2018 at 2.85%	$348,367	$352,037	$347,448	$353,063
Senior unsecured notes, due 2020 at 3.60%	$395,648	$406,140	$394,712	$402,984
Senior unsecured notes, due 2022 at 4.15%	$295,097	$302,055	$294,471	$293,373
Senior unsecured notes, due 2025 at 4.50%	$390,135	$405,038	$389,394	$386,000
Mortgage notes payable	$245,869	$251,792	$246,473	$242,435

(1)	Includes unamortized debt issuance costs, premiums and discounts.

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

Note 8. Noncontrolling Interest

We previously owned a controlling interest in a joint venture that owned an office building containing approximately 344,000 square feet located in Duluth, GA. On February 29, 2016, we acquired the 11% ownership interest of our joint venture partner for $3,908. As a result, for periods from and after that date, there is no longer a noncontrolling interest with respect to this office building and we now own 100% of this property.

Note 9. Shareholders’ Equity

Share Issuances and Purchases:

On May 24, 2016, we granted 2,500 of our common shares, valued at $24.22 per share, the closing price of our common shares on the New York Stock Exchange on that day, to each of our five Trustees as part of their annual compensation.

On September 15, 2016, pursuant to our equity compensation plan, we granted an aggregate of 53,400 of our common shares to our officers and certain other employees of our manager, RMR LLC, valued at $26.17 per share, the closing price of our common shares on The NASDAQ Stock Market LLC, or Nasdaq, on that day.

On September 26, 2016, we purchased an aggregate of 11,017 of our common shares valued at $27.64 per common share, the closing price of our common shares on Nasdaq on that day, from one of our officers and other employees of RMR LLC in satisfaction of tax withholding and payment obligations in connection with the vesting of awards of restricted common shares.

Distributions:

On February 23, 2016, we paid a regular quarterly distribution of $0.50 per common share, or $44,687, to shareholders of record on January 22, 2016. On May 19, 2016, we paid a regular quarterly distribution of $0.50 per common share, or $44,687, to shareholders of record on April 25, 2016. On August 18, 2016, we paid a regular quarterly distribution of $0.51 per common share, or $45,587, to shareholders of record on July 22, 2016.

On October 11, 2016, we declared a regular quarterly distribution of $0.51 per common share, or approximately $45,600, to shareholders of record on October 21, 2016. We expect to pay this distribution on or about November 17, 2016.

Note 10. Cumulative Other Comprehensive Income (Loss)

The following tables present changes in the amounts we recognized in cumulative other comprehensive income (loss) by component for the three and nine months ended September 30, 2016:

	Three Months Ended September 30, 2016
	Unrealized Gain	Unrealized	Equity in
	on Investment	Gain (Loss)	Unrealized
	in Available for	on Derivative	Gain of an
	Sale Securities	Instruments (1)	Investee (2)	Total
Balance at June 30, 2016	$6,458	$(934)	$52	$5,576

Other comprehensive income before reclassifications	11,061	219	71	11,351
Amounts reclassified from cumulative other comprehensive income (loss) to net income	—	93	9	102
Net current period other comprehensive income	11,061	312	80	11,453
Balance at September 30, 2016	$17,519	$(622)	$132	$17,029

(1)	Amounts reclassified from cumulative other comprehensive income (loss) are included in interest expense in our condensed consolidated statements of comprehensive income.

(2)	Amounts reclassified from cumulative other comprehensive income (loss) are included in equity in earnings of an investee in our condensed consolidated statements of comprehensive income.

	Nine Months Ended September 30, 2016
	Unrealized Gain	Unrealized	Equity in
	(Loss) on Investment	Gain (Loss)	Unrealized Gain
	in Available for	on Derivative	(Loss) of an
	Sale Securities	Instruments (1)	Investee (2)	Total
Balance at December 31, 2015	$(19,820)	$276	$(43)	$(19,587)

Other comprehensive income (loss) before reclassifications	37,339	(1,182)	163	36,320
Amounts reclassified from cumulative other comprehensive income (loss) to net income	—	284	12	296
Net current period other comprehensive income (loss)	37,339	(898)	175	36,616
Balance at September 30, 2016	$17,519	$(622)	$132	$17,029

(1)	Amounts reclassified from cumulative other comprehensive income (loss) are included in interest expense in our condensed consolidated statements of comprehensive income.

(2)	Amounts reclassified from cumulative other comprehensive income (loss) are included in equity in earnings of an investee in our condensed consolidated statements of comprehensive income.

Note 11. Weighted Average Common Shares

The following table provides a reconciliation of the weighted average number of common shares used in the calculation of basic and diluted earnings per share (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Weighted average common shares for basic earnings per share	89,308	89,267	89,295	85,827
Effect of dilutive securities: unvested share awards	26	7	23	10
Weighted average common shares for diluted earnings per share	89,334	89,274	89,318	85,837

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

RMR LLC: Pursuant to our business management agreement with RMR LLC, we recognized net business management fees of $5,739 and $4,943 for the three months ended September 30, 2016 and 2015, respectively, and $16,187 and $14,958 for the nine months ended September 30, 2016 and 2015, respectively. The net business management fees we recognized for the 2016 and 2015 periods are included in general and administrative expenses in our condensed consolidated statements of comprehensive income.

In accordance with the terms of our business management agreement, we issued 34,206 of our common shares to RMR LLC for the period from January 1, 2015 through May 31, 2015 as payment for a part of the business management fee we recognized for that period.  Beginning June 1, 2015, all management fees under our business management agreement are paid in cash.

Pursuant to our property management agreement with RMR LLC, we recognized aggregate net property management and construction supervision fees of $3,224 and $2,887 for the three months ended September 30, 2016 and 2015, respectively, and $9,522 and $8,467 for the nine months ended September 30, 2016 and 2015, respectively.  These amounts are included in other operating expenses or have been capitalized, as appropriate, in our condensed consolidated financial statements.

We are generally responsible for all of our operating expenses, including certain expenses incurred by RMR LLC on our behalf.  Our property level operating expenses are generally incorporated into rents charged to our tenants, including certain payroll and related costs incurred by RMR LLC.  We reimbursed RMR LLC $2,177 and $1,270 for property management related expenses for the three months ended September 30, 2016 and 2015, respectively, and $5,587 and $3,140 for the nine months ended September 30, 2016 and 2015, respectively.  These amounts are included in other operating expenses in our condensed consolidated statements of comprehensive income.

We have historically awarded share grants to certain RMR LLC employees under our equity compensation plan. In September 2016 and 2015, we awarded annual share grants of 53,400 and 52,600 of our common shares, respectively, to our officers and to other employees of RMR LLC. In September 2016, we purchased 11,017 of our common shares, at the closing price of our common shares on Nasdaq on the date of purchase, from one of our officers and certain other employees of RMR LLC in satisfaction of tax withholding and payment obligations in connection with the vesting of awards of our common shares. In addition, under our business management agreement we reimburse RMR LLC for our allocable costs for internal audit services.  The amounts recognized as expense for share grants to RMR LLC employees and internal audit costs were $612 and $315 for the three months ended September 30, 2016 and 2015, respectively, and $1,322 and $676 for the nine months ended September 30, 2016 and 2015, respectively.  These amounts are included in general and administrative expenses in our condensed consolidated statements of comprehensive income.

We lease office space to RMR LLC in one of our properties located in Seattle, WA.  Pursuant to our lease agreement with RMR LLC, we recognized rental income from RMR LLC for leased office space of $16 and $15 for the three months ended September 30, 2016 and 2015, respectively, and $24 and $27 for the nine months ended September 30, 2016 and 2015, respectively.

RMR Inc.:  In connection with our June 2015 acquisition of shares of class A common stock of RMR Inc., we recorded a liability for the amount by which the estimated fair value of these shares exceeded the price we paid for these shares.  This liability is included in accounts payable and other liabilities in our condensed consolidated balance sheets.  A part of this liability is being amortized on a straight line basis through December 31, 2035 as an allocated reduction to our business management and property management fee expense. We amortized $558 and $567 of this liability, for the three months ended September 30, 2016 and 2015, respectively, and $1,673 and $709 of this liability for the nine months ended September 30, 2016 and 2015, respectively.  These amounts are included in the net business management and property management fee amounts for such periods.  As of September 30, 2016, the remaining unamortized amount of this liability was $42,957.

As of September 30, 2016, we owned 1,586,836 shares of class A common stock of RMR Inc.  We receive dividends on our RMR Inc. class A common shares as declared and paid by RMR Inc. to all holders of its class A common shares.  We received a dividend of $475 on our RMR Inc. class A common shares during the three months ended June 30, 2016, which was for the period from December 14, 2015 through March 31, 2016. We received a dividend of $397 on our RMR Inc. class A common shares during the three months ended September 30, 2016, which was for the period from April 1, 2016 through June 30, 2016. On October 11, 2016, RMR Inc. declared a regular quarterly dividend of $0.25 per class A common share payable to shareholders of record on October 21, 2016.  RMR Inc. has stated that it expects to pay this dividend on or about November 17, 2016.

Our investment in RMR Inc. class A common shares is included in other assets in our condensed consolidated balance sheets and is recorded at fair value with the related unrealized gain (loss) included in cumulative other comprehensive income (loss) in our condensed consolidated balance sheets. We recognize the increase or decrease in the fair value of our RMR Inc. class A common shares each reporting period as unrealized gain or loss on investment in available for sale securities which is a component of other comprehensive income (loss) in our condensed consolidated statements of comprehensive income. For further information, see Notes 7 and 10.

GOV:  GOV is our largest shareholder.  As of September 30, 2016, GOV owned 24,918,421 of our common shares or approximately 27.9% of our outstanding common shares.

AIC: We and six other companies to which RMR LLC provides management services each own Affiliates Insurance Company, or AIC, in equal amounts.  We and the other AIC shareholders participate in a combined property insurance program arranged and reinsured in part by AIC.  We paid aggregate annual premiums, including taxes and fees, of approximately $2,162 in connection with this insurance program for the policy year ending June 30, 2017, which amount may be adjusted from time to time as we acquire and dispose of properties that are included in this insurance program.

As of September 30, 2016 and December 31, 2015, our investment in AIC had a carrying value of $7,109 and $6,827, respectively.  These amounts are included in other assets in our condensed consolidated balance sheets.  We recognized income (loss) of $13 and ($25) related to our investment in AIC for the three months ended September 30, 2016 and 2015, respectively, and $107 and $70 for the nine months ended September 30, 2016 and 2015, respectively.  Our other comprehensive income includes our proportionate part of unrealized gains (losses) on securities which are owned by AIC of $80 and ($72) for the three months ended September 30, 2016 and 2015, respectively, and $175 and ($91) for the nine months ended September 30, 2016 and 2015, respectively.

Directors’ and Officers’ Liability Insurance: We, RMR Inc., RMR LLC and certain companies to which RMR LLC provides management services participate in a combined directors’ and officers’ liability insurance policy. In September 2016, we participated in a one year extension of this combined directors’ and officers’ insurance policy through September 2018. Our premium for this policy extension was approximately $111.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our condensed consolidated financial statements and notes thereto included in this Quarterly Report on Form 10-Q and with our Annual Report.

OVERVIEW

We are a real estate investment trust, or REIT, organized under Maryland law. As of September 30, 2016, we owned 120 properties (361 buildings, leasable land parcels and easements), located in 35 states, that contain approximately 44.8 million rentable square feet and were approximately 96.8% leased (based on rentable square feet). For the nine months ended September 30, 2016, approximately 80.3% of our total revenue was from 109 properties (132 buildings) located throughout the U.S. mainland, or our Mainland Properties. The remainder of our total revenue for the nine months ended September 30, 2016, or 19.7%, was from 11 properties (229 buildings, leasable land parcels and easements) with approximately 17.8 million rentable square feet we own on the island of Oahu, HI, or our Hawaii Properties. As of September 30, 2016, our properties were leased to 310 different tenants, with a weighted average remaining lease term (based upon annualized rental revenue) of approximately 10.1 years. The term annualized rental revenue as used in this section is defined as the annualized contractual rents, as of September 30, 2016, from tenants pursuant to existing leases, including straight line rent adjustments and excluding lease value amortization, and further adjusted for tenant concessions, including free rent and amounts reimbursed to tenants, plus estimated recurring expense reimbursements from tenants pursuant to existing leases.

On January 29, 2015, we completed our acquisition of Cole Corporate Income Trust, Inc., or CCIT, by means of a merger, or the CCIT Merger. As a result of the CCIT Merger and related transactions, we acquired CCIT’s full property portfolio which included 64 office and industrial net leased properties (73 buildings), or the 64 CCIT Properties, as well as 23 healthcare properties which we sold concurrently to Senior Housing Properties Trust, or SNH. The properties we acquired and retained in the CCIT Merger significantly increased the size of our property portfolio and significantly increased the proportion of our total revenue that we earn from our Mainland Properties.

Property Operations

As of September 30, 2016, 96.8% of our rentable square feet was leased, compared to 97.7% of our rentable square feet as of September 30, 2015. Occupancy data for our properties as of September 30, 2016 and 2015 is as follows (square feet in thousands):

	All Properties		Comparable Properties(1)
	As of September 30,		As of September 30,
	2016	2015	2016	2015
Total properties	120	118	51	51
Total rentable square feet (2)	44,763	44,606	27,671	27,671
Percent leased (3)	96.8%	97.7%	94.8%	96.3%

(1)	Consists of 51 properties (281 buildings, leasable land parcels and easements) that we owned continuously since January 1, 2015.

(2)	Subject to modest adjustments when space is re-measured or re-configured for new tenants and when land leases are converted to building leases.

(3)
Percent leased includes (i) space being fitted out for occupancy pursuant to existing leases as of September 30, 2016, if any, and (ii) space which is leased but is not occupied or is being offered for sublease by tenants, if any.

The average annualized effective rental rate per square foot, as defined below, for our properties for the three and nine months ended September 30, 2016 and 2015 are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Average annualized effective rental rate per square foot leased: (1)
All Properties	$10.62	$10.32	$10.64	$10.11
Comparable Properties (2)	$10.30	$10.24	$8.89	$8.74

(1)
Average annualized effective rental rate per square foot leased represents annualized total revenue during the period specified divided by the average rentable square feet leased during the period specified.

(2)
Comparable Properties for the three months ended September 30, 2016 and 2015 consist of 116 properties (355 buildings, leasable land parcels and easements) that we owned continuously since July 1, 2015. Comparable Properties for the nine months ended September 30, 2016 and 2015 consist of 51 properties (281 buildings, leasable land parcels and easements) that we owned continuously since January 1, 2015.

During the three months ended September 30, 2016, we entered lease renewals and new leases for approximately 997,000 square feet at weighted average rental rates (by square feet) that were approximately 4.9% higher than prior rates for the same space. The weighted average lease term by square footage for new and renewal leases entered into during the three months ended September 30, 2016 was 9.1 years. Commitments for tenant improvements, leasing costs and concessions for leases entered into during the three months ended September 30, 2016 totaled $848,000, or $0.09 per square foot per year of the weighted average lease term.

Revenues from our Hawaii Properties, which represented approximately 19.7% of our total rental revenue for the nine months ended September 30, 2016, have generally increased under our ownership as rents under the leases for those properties have reset to or renewed at the then current fair market value. We expect to realize increases in the future from similar rent resets or renewals, although the impact of such future increases over the next few years is expected to be modest because fewer leases are subject to rent resets during that period. In addition, the percentage of our total revenues derived from our Hawaii Properties has decreased compared with past periods because of our acquisition of Mainland Properties, including in the CCIT Merger.

As shown in the table below, approximately 1.4% of our total rented square feet and approximately 1.2% of our total annualized rental revenue as of September 30, 2016, are included in leases scheduled to expire by December 31, 2017. As of September 30, 2016, our lease expirations by year are as follows (square feet and dollars in thousands):

				Cumulative		Percent of
			Percent of	Percent of		Total	Cumulative
			Total	Total	Annualized	Annualized	Percent of Total
		Rented	Rented	Rented	Rental	Rental	Annualized
	Number of	Square Feet	Square Feet	Square Feet	Revenue	Revenue	Rental Revenue
Year	Tenants	Expiring (1)	Expiring (1)	Expiring (1)	Expiring	Expiring	Expiring
10/1/2016 - 12/31/2016	9	134	0.3%	0.3%	$625	0.1%	0.1%
2017	13	476	1.1%	1.4%	5,074	1.1%	1.2%
2018	25	1,138	2.6%	4.0%	14,360	3.2%	4.4%
2019	18	1,887	4.4%	8.4%	8,724	1.9%	6.3%
2020	15	961	2.2%	10.6%	9,115	2.0%	8.3%
2021	19	1,441	3.3%	13.9%	12,871	2.9%	11.2%
2022	70	3,917	9.0%	22.9%	49,185	10.9%	22.1%
2023	24	2,942	6.8%	29.7%	38,339	8.5%	30.6%
2024	23	7,001	16.2%	45.9%	68,719	15.2%	45.8%
2025	16	1,770	4.1%	50.0%	26,208	5.8%	51.6%
Thereafter	109	21,666	50.0%	100.0%	218,389	48.4%	100.0%
	341	43,333	100.0%		$451,609	100.0%

Weighted average remaining lease term (in years):		10.6			10.1

(1)
Rented square feet is pursuant to existing leases as of September 30, 2016, and includes (i) space being fitted out for occupancy pursuant to existing leases, if any, and (ii) space which is leased but is not occupied or is being offered for sublease by tenants, if any.

A significant portion of our Hawaii Properties are lands leased for rents that are periodically reset based on then current fair market values, generally every five to ten years.  The following chart shows the annualized rental revenue as of September 30, 2016 scheduled to reset at our Hawaii lands.

Scheduled Rent Resets At Hawaii Lands
(dollars in thousands)

Annualized
Rental Revenue
as of September 30, 2016
Scheduled to Reset
10/1/2016 - 12/31/2016	$—
2017	1,883
2018	2,525
2019 and thereafter	30,101
Total	$34,509

With respect to our Hawaii land leases, we intend to negotiate with our tenants as rents under their leases approach their scheduled reset date in order to achieve new rents based on the then current fair market values. If we are unable to reach an agreement with a tenant on a rent reset, our Hawaii land leases typically provide that rent is reset based on an appraisal process. Despite our prior experience with rent resets in Hawaii, our ability to increase rents when rent resets occur depends upon market conditions which are beyond our control. Accordingly, we can provide no assurance that the increases in rents which we have achieved in the past will be repeated in the future, and it is possible that rents could reset to a lower level if fair market values decrease.

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

We generally receive rents from our tenants monthly in advance. As of September 30, 2016, tenants representing 1% or more of our total annualized rental revenue were as follows (square feet in thousands):

					% of
				% of Total	Annualized Rental
Tenant		Property Type	Sq. Ft. (1)	Sq. Ft. (1)	Revenue
1.	Shook, Hardy & Bacon L.L.P.	Mainland Properties	596	1.4%	4.0%
2.	Tellabs, Inc.	Mainland Properties	820	1.9%	3.7%
3.	Amazon.com, Inc.	Mainland Properties	3,048	7.0%	3.6%
4.	Bank of America, National Association	Mainland Properties	554	1.3%	3.2%
5.	Noble Energy, Inc.	Mainland Properties	497	1.1%	3.1%
6.	Tesoro Corporation	Mainland Properties	618	1.4%	3.1%
7.	Cinram Group, Inc.	Mainland Properties	1,873	4.3%	2.9%
8.	F5 Networks, Inc.	Mainland Properties	299	0.7%	2.9%
9.	WestRock Company	Mainland Properties	311	0.7%	2.4%
10.	Orbital ATK, Inc.	Mainland Properties	337	0.8%	2.3%
11.	Tyson Foods, Inc.	Mainland Properties	248	0.6%	2.1%
12.	Novell, Inc.	Mainland Properties	406	0.9%	1.8%
13.	FedEx Corporation	Mainland Properties	795	1.8%	1.7%
14.	PNC Bank, National Association	Mainland Properties	441	1.0%	1.4%
15.	Allstate Insurance Company	Mainland Properties	458	1.1%	1.3%
16.	ServiceNow, Inc.	Mainland Properties	149	0.3%	1.3%
17.	Church & Dwight Co., Inc.	Mainland Properties	250	0.6%	1.3%
18.	Restoration Hardware, Inc.	Mainland Properties	1,195	2.8%	1.3%
19.	Tailored Brands, Inc.	Mainland Properties	206	0.5%	1.2%
20.	Primerica Life Insurance Company	Mainland Properties	344	0.8%	1.2%
21.	American Tire Distributors, Inc.	Mainland Properties	722	1.7%	1.1%
22.	United Launch Alliance, LLC	Mainland Properties	168	0.4%	1.1%
23.	The Southern Company	Mainland Properties	448	1.0%	1.1%
24.	Compass Group USA, Inc.	Mainland Properties	227	0.5%	1.1%
25.	Red Hat, Inc.	Mainland Properties	175	0.4%	1.0%
	Total		15,185	35.0%	51.2%

(1)
Square feet is pursuant to existing leases as of September 30, 2016, and includes (i) space being fitted out for occupancy pursuant to existing leases, if any, and (ii) space which is leased but is not occupied or is being offered for sublease by tenants, if any.

Investment Activities (dollars in thousands)

As a result of the CCIT Merger, we acquired an 89% interest in a joint venture that owned an office property in Duluth, GA. On February 29, 2016, we purchased the 11% ownership interest in that joint venture that we did not own for $3,908.

During the nine months ended September 30, 2016, we acquired a single tenant net leased office property located in Huntsville, AL with approximately 57,000 rentable square feet for a purchase price of $10,200, excluding acquisition related costs. This property was acquired and simultaneously leased back to the seller for an initial lease term of 15 years.

On October 12, 2016, we acquired a single tenant, net leased office property located in Richmond, VA with approximately 50,000 rentable square feet for a purchase price of $7,760, excluding acquisition related costs. In October 2016, we also committed to a plan to sell one mainland office property with 100,500 rentable square feet and a net book value of approximately $9,206. There is no assurance that we will complete a sale of this property or that we will realize net proceeds in an amount at least equal to the carrying value of this property.

Our strategy related to property acquisitions is materially unchanged from that disclosed in our Annual Report. We currently intend to expand our investments by primarily acquiring single tenant, net leased properties throughout the mainland United States and we expect to use the extensive nationwide resources of our manager, The RMR Group LLC, or RMR LLC, to locate and acquire such properties. One of our goals in acquiring properties will be to further diversify our sources of rents and thus improve the stability of our revenues. Another goal will be to purchase properties that produce rents, less property operating expenses, that are greater than our capital costs for the properties and, accordingly, allow us to increase distributions to our shareholders over time. We expect that most of our acquisition efforts will focus on office and industrial properties; however, we may consider acquiring other types of properties, including properties which are net leased to single tenants for retail uses and special purpose properties specifically suited to particular tenants’ requirements. We also may acquire properties in Hawaii, but we currently expect this will not be a significant part of our future acquisitions because there are limited opportunities to acquire properties in Hawaii, especially to acquire lands which are leased to third party tenants.

Financing Activities

For information regarding our financing activities, please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Our Investment and Financing Liquidity and Resources” of this Quarterly Report on Form 10-Q.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2016, Compared to Three Months Ended September 30, 2015 (dollars and share amounts in thousands, except per share data)

	Comparable Properties Results (1)				Acquired Properties Results (2)			Consolidated Results
	Three Months Ended September 30,				Three Months Ended September 30,			Three Months Ended September 30,
			$	%			$			$	%
	2016	2015	Change	Change	2016	2015	Change	2016	2015	Change	Change
Revenues:
Rental income	$92,022	$92,611	$(589)	(0.6)%	$4,015	$2,134	$1,881	$96,037	$94,745	$1,292	1.4%
Tenant reimbursements and other income	17,354	16,298	1,056	6.5%	1,645	899	746	18,999	17,197	1,802	10.5%
Total revenues	109,376	108,909	467	0.4%	5,660	3,033	2,627	115,036	111,942	3,094	2.8%

Operating expenses:
Real estate taxes	10,353	9,672	681	7.0%	402	199	203	10,755	9,871	884	9.0%
Other operating expenses	12,654	10,420	2,234	21.4%	1,740	893	847	14,394	11,313	3,081	27.2%
Total operating expenses	23,007	20,092	2,915	14.5%	2,142	1,092	1,050	25,149	21,184	3,965	18.7%

Net operating income (3)	$86,369	$88,817	$(2,448)	(2.8)%	$3,518	$1,941	$1,577	89,887	90,758	(871)	(1.0)%

Other expenses:
Depreciation and amortization								33,366	33,070	296	0.9%
Acquisition related costs								13	402	(389)	(96.8)%
General and administrative								7,553	6,328	1,225	19.4%
Total other expenses								40,932	39,800	1,132	2.8%
Operating income								48,955	50,958	(2,003)	(3.9)%
Dividend income								397	—	397	100.0%
Interest expense								(20,690)	(20,034)	(656)	3.3%
Income before income tax expense and equity in earnings (loss) of an investee								28,662	30,924	(2,262)	(7.3)%
Income tax expense								(107)	(98)	(9)	9.2%
Equity in earnings (loss) of an investee								13	(25)	38	(152.0)%
Net income								28,568	30,801	(2,233)	(7.2)%
Net income allocated to noncontrolling interest								—	(46)	46	(100.0)%
Net income attributed to SIR								$28,568	$30,755	$(2,187)	(7.1)%

Weighted average common shares outstanding - basic								89,308	89,267	41	—%
Weighted average common shares outstanding - diluted								89,334	89,274	60	0.1%

Net income attributed to SIR per common share - basic and diluted								$0.32	$0.34	$(0.02)	(5.9)%

Calculation of Funds From Operations Attributed to SIR and Normalized Funds From Operations Attributed to SIR (4):
Net income attributed to SIR								$28,568	$30,755
Plus: depreciation and amortization								33,366	33,070
Plus: net income allocated to noncontrolling interest								—	46
Less: FFO allocated to noncontrolling interest								—	(121)
FFO attributed to SIR								61,934	63,750
Plus: acquisition related costs								13	402
Normalized FFO attributed to SIR								$61,947	$64,152

FFO attributed to SIR per common share - basic and diluted								$0.69	$0.71
Normalized FFO attributed to SIR per common share - basic and diluted								$0.69	$0.72

(1)	Consists of 116 properties (355 buildings, leasable land parcels and easements) that we owned continuously since July 1, 2015.

(2)	Consists of four properties (six buildings) that we acquired during the period from July 1, 2015 to September 30, 2016.

(3)
The calculation of net operating income, or NOI, excludes certain components of net income in order to provide results that are more closely related to our property level results of operations. We calculate NOI as shown above. We define NOI as income from our rental of real estate less our property operating expenses. NOI excludes amortization of capitalized tenant improvement costs and leasing commissions because we record those amounts as depreciation and amortization. We consider NOI to be an appropriate supplemental measure to net income because it may help both investors and management to understand the operations of our properties. We use NOI to evaluate individual and company wide property level performance, and we believe that NOI provides useful information to investors regarding our results of operations because it reflects only those income and expense items that are generated and incurred at the property level and may facilitate comparisons of our operating performance between periods and with other REITs. NOI does not represent cash generated by operating activities in accordance with GAAP and should not be considered as an alternative to net income, net income attributed to SIR or operating income as an indicator of our operating performance or as a measure of our liquidity. This measure should be considered in conjunction with net income, net income attributed to SIR and operating income as presented in our Condensed Consolidated Statements of Comprehensive Income. Other real estate companies and REITs may calculate NOI differently than we do.

(4)
We calculate funds from operations, or FFO, attributed to SIR, and normalized funds from operations, or Normalized FFO, attributed to SIR, as shown above. FFO attributed to SIR is calculated on the basis defined by The National Association of Real Estate Investment Trusts, or NAREIT, which is net income, calculated in accordance with GAAP, plus real estate depreciation and amortization and the difference between net income and FFO allocated to noncontrolling interest, as well as certain other adjustments currently not applicable to us. Our calculation of Normalized FFO attributed to SIR differs from NAREIT’s definition of FFO because we include business management incentive fees, if any, only in the fourth quarter versus the quarter when they are recognized as expense in accordance with GAAP due to their quarterly volatility not necessarily being indicative of our core operating performance and the uncertainty as to whether any such business management incentive fees will ultimately be payable when all contingencies for determining any such fees are determined at the end of the calendar year and we exclude acquisition related costs, loss on early extinguishment of debt and Normalized FFO from noncontrolling interest, net of FFO, if any. We consider FFO attributed to SIR and Normalized FFO attributed to SIR to be appropriate supplemental measures of operating performance for a REIT, along with net income, net income attributed to a REIT and operating income. We believe that FFO attributed to SIR and Normalized FFO attributed to SIR provide useful information to investors because by excluding the effects of certain historical amounts, such as depreciation expense, FFO attributed to SIR and Normalized FFO attributed to SIR may facilitate a comparison of our operating performance between periods and with other REITs. FFO attributed to SIR and Normalized FFO attributed to SIR are among the factors considered by our Board of Trustees when determining the amount of distributions to our shareholders. Other factors include, but are not limited to, requirements to maintain our qualification for taxation as a REIT, limitations in our credit agreement and public debt covenants, the availability to us of debt and equity capital, our expectation of our future capital requirements and operating performance and our expected needs and availability of cash to pay our obligations. FFO attributed to SIR and Normalized FFO attributed to SIR do not represent cash generated by operating activities in accordance with GAAP and should not be considered as alternatives to net income, net income attributed to SIR or operating income as an indicator of our operating performance or as a measure of our liquidity. These measures should be considered in conjunction with net income, net income attributed to SIR and operating income as presented in our Condensed Consolidated Statements of Comprehensive Income. Other real estate companies and REITs may calculate FFO and Normalized FFO differently than we do.

References to changes in the income and expense categories below relate to the comparison of results for the three months ended September 30, 2016, compared to the three months ended September 30, 2015. Our acquisition activity reflects our acquisition of four properties (six buildings) subsequent to July 1, 2015.

Rental income. The increase in rental income primarily reflects our acquisition activity, partially offset by a decline in occupancy at certain of our comparable properties. Rental income includes non-cash straight line rent adjustments totaling approximately $6,483 for the 2016 period and approximately $7,922 for the 2015 period, and net amortization of acquired real estate leases and assumed real estate lease obligations totaling approximately $443 for the 2016 period and approximately $786 for the 2015 period.

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

Other operating expenses. Other operating expenses primarily include property maintenance, environmental remediation, utilities, insurance, bad debt, legal and property management fees, net of amortization of the liability we recorded in connection with our acquisition of The RMR Group Inc., or RMR Inc., shares as discussed in Note 12 to the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q. The increase in other operating expenses primarily reflects increases in utilities, property management related expenses, other general operating expenses at our comparable properties, the recovery in the prior year of amounts previously reserved for bad debts and our acquisition activity.

Depreciation and amortization. The increase in depreciation and amortization primarily reflects our acquisition activity, partially offset by certain of our depreciable assets at our comparable properties becoming fully depreciated since July 1, 2015.

Acquisition related costs. Acquisition costs reflect costs related to our property acquisitions and investment activity. The decrease in acquisition related costs primarily reflects the lesser acquisition activity in the 2016 period compared to such activity during the 2015 period.

General and administrative. General and administrative expenses primarily include fees paid under our business management agreement, net of amortization of the liability we recorded in connection with our acquisition of RMR Inc. shares, legal fees, audit fees, Trustee cash fees and equity compensation expense related to awards to our Trustees, our officers and certain other RMR LLC employees. The increase in general and administrative expenses in the 2016 period primarily reflects an increase in net business management fees, professional fees and equity compensation expense.

Dividend income. Dividend income in the 2016 period reflects a cash dividend received from our investment in RMR Inc. shares related to the period from April 1, 2016 through June 30, 2016.

Interest expense. The increase in interest expense primarily reflects higher weighted average balances and higher weighted average interest rates on borrowings under our revolving credit facility and term loan during the 2016 period compared to the 2015 period.

Income tax expense. Income tax expense represents state income taxes payable in certain jurisdictions.

Equity in earnings (loss) of an investee. Equity in earnings (loss) of an investee represents our proportionate share of earnings from our investment in AIC.

Net income. The decrease in net income for the 2016 period compared to the 2015 period reflects the changes noted above.

Net income allocated to noncontrolling interest. Net income allocated to noncontrolling interest represents an 11% noncontrolling interest of a third party in a joint venture that we acquired an 89% interest in pursuant to the CCIT Merger. The joint venture owned an office building. On February 29, 2016, we acquired the 11% noncontrolling interest. As a result, for periods from and after that date, there is no longer a noncontrolling interest with respect to this office building. See Notes 3 and 8 to the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information regarding our acquisition of this joint venture interest.

Basic and diluted net income attributed to SIR per common share. The decrease in net income attributed to SIR per common share primarily reflects the changes to net income noted above.

Nine Months Ended September 30, 2016, Compared to Nine Months Ended September 30, 2015 (dollars and share amounts in thousands, except per share data)

	Comparable Properties Results (1)				Acquired Properties Results (2)			Consolidated Results
	Nine Months Ended September 30,				Nine Months Ended September 30,			Nine Months Ended September 30,
			$	%			$			$	%
	2016	2015	Change	Change	2016	2015	Change	2016	2015	Change	Change
Revenues:
Rental income	$149,195	$149,121	$74	—%	$141,317	$118,268	$23,049	$290,512	$267,389	$23,123	8.6%
Tenant reimbursements and other income	27,087	25,567	1,520	5.9%	29,573	20,615	8,958	56,660	46,182	10,478	22.7%
Total revenues	176,282	174,688	1,594	0.9%	170,890	138,883	32,007	347,172	313,571	33,601	10.7%

Operating expenses:
Real estate taxes	18,460	17,279	1,181	6.8%	13,105	9,968	3,137	31,565	27,247	4,318	15.8%
Other operating expenses	16,010	13,902	2,108	15.2%	23,977	16,219	7,758	39,987	30,121	9,866	32.8%
Total operating expenses	34,470	31,181	3,289	10.5%	37,082	26,187	10,895	71,552	57,368	14,184	24.7%

NOI (3)	$141,812	$143,507	$(1,695)	(1.2)%	$133,808	$112,696	$21,112	275,620	256,203	19,417	7.6%

Other expenses:
Depreciation and amortization								100,240	90,179	10,061	11.2%
Acquisition related costs								71	21,720	(21,649)	(99.7)%
General and administrative								21,903	19,488	2,415	12.4%
Total other expenses								122,214	131,387	(9,173)	(7.0)%
Operating income								153,406	124,816	28,590	22.9%
Dividend income								872	—	872	100.0%
Interest expense								(61,883)	(53,710)	(8,173)	15.2%
Loss on early extinguishment of debt								—	(6,845)	6,845	(100.0)%
Income before income tax expense and equity in earnings of an investee								92,395	64,261	28,134	43.8%
Income tax expense								(370)	(324)	(46)	14.2%
Equity in earnings of an investee								107	70	37	52.9%
Net income								92,132	64,007	28,125	43.9%
Net income allocated to noncontrolling interest								(33)	(135)	102	(75.6)%
Net income attributed to SIR								$92,099	$63,872	$28,227	44.2%

Weighted average common shares outstanding - basic								89,295	85,827	3,468	4.0%
Weighted average common shares outstanding - diluted								89,318	85,837	3,481	4.1%

Net income attributed to SIR per common share - basic and diluted								$1.03	$0.74	$0.29	39.2%

Calculation of FFO Attributed to SIR and Normalized FFO Attributed to SIR (4):
Net income attributed to SIR								$92,099	$63,872
Plus: depreciation and amortization								100,240	90,179
Plus: net income allocated to noncontrolling interest								33	135
Less: FFO allocated to noncontrolling interest								(77)	(318)
FFO attributed to SIR								192,295	153,868
Plus: acquisition related costs								71	21,720
Plus: loss on early extinguishment of debt								—	6,845
Less: normalized FFO from noncontrolling interest, net of FFO								—	(62)
Normalized FFO attributed to SIR								$192,366	$182,371

FFO attributed to SIR per common share - basic and diluted								$2.15	$1.79
Normalized FFO attributed to SIR per common share - basic and diluted								$2.15	$2.12

(1)	Consists of 51 properties (281 buildings, leasable land parcels and easements) that we owned continuously since January 1, 2015.

(2)	Consists of 69 properties (80 buildings) that we acquired during the period from January 1, 2015 to September 30, 2016.

(3)	See footnote (3) on page 21 for the definition of NOI.

(4)	See footnote (4) on page 22 for the definitions of FFO attributed to SIR and Normalized FFO attributed to SIR.

References to changes in the income and expense categories below relate to the comparison of results for the nine months ended September 30, 2016, compared to the nine months ended September 30, 2015. Our acquisition activity reflects our acquisition of the 64 CCIT Properties (73 buildings) in January 2015, four properties (six buildings) in separate transactions during 2015 and one property (one building) during 2016.

Rental income. The increase in rental income primarily reflects our acquisition activity, particularly with respect to the 64 CCIT Properties. Rental income includes non-cash straight line rent adjustments totaling approximately $19,054 for the 2016 period and approximately $20,395 for the 2015 period, and net amortization of acquired real estate leases and assumed real estate lease obligations totaling approximately $1,298 for the 2016 period and approximately $2,882 for the 2015 period.

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

Other operating expenses. Other operating expenses primarily include property maintenance, environmental remediation, utilities, insurance, bad debt, legal and property management fees, net of amortization of the liability we recorded in connection with our acquisition of RMR Inc. shares as discussed in Note 12 to the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q. The increase in other operating expenses primarily reflects our acquisition activity, including the 64 CCIT Properties, and increases in utilities, property management related expenses and other general operating expenses at our comparable properties, partially offset by a reduction of property management fees from amortization of the liability we recorded in connection with our acquisition of RMR Inc. shares beginning in June 2015.

Depreciation and amortization. The increase in depreciation and amortization primarily reflects our acquisition activity, partially offset by certain of our depreciable assets at our comparable properties becoming fully depreciated since January 1, 2015.

Acquisition related costs. Acquisition costs reflect costs related to our property acquisitions and investment activity. The decrease in acquisition related costs primarily reflects costs related to our acquisition of the 64 CCIT Properties and other property acquisitions and investment activity during the 2015 period compared to the lesser such activities in 2016.

General and administrative. General and administrative expenses primarily include fees paid under our business management agreement, net of amortization of the liability we recorded in connection with our acquisition of RMR Inc. shares, legal fees, audit fees, Trustee cash fees and equity compensation expense related to awards to our Trustees, our officers and certain other RMR LLC employees. The increase in general and administrative expenses in the 2016 period primarily reflects an increase in net business management fees and accounting fees resulting primarily from our property acquisitions and an increase in equity compensation expense, partially offset by lower legal fees.

Dividend income. Dividend income in the 2016 period reflects cash dividends received from our investment in RMR Inc. shares related to the period from December 14, 2015 through June 30, 2016.

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

Net income allocated to noncontrolling interest. Net income allocated to noncontrolling interest represents an 11% noncontrolling interest of a third party in a joint venture that we acquired an 89% interest in pursuant to the CCIT Merger. The joint venture owned an office building. On February 29, 2016, we acquired the 11% noncontrolling interest. As a result, for periods from and after that date, there is no longer a noncontrolling interest with respect to this office building. See Notes 3 and 8 to the Notes to Condensed Consolidated Financial Statements included in Part I, Item I of this Quarterly Report on Form 10-Q for further information regarding our acquisition of this joint venture interest.

Weighted average common shares outstanding. The increase in weighted average common shares outstanding primarily reflects (i) shares issued in connection with the CCIT Merger in January 2015, (ii) shares granted to our Trustees in May 2016 and May 2015, (iii) shares granted to our officers and certain other employees of RMR LLC in September 2016 and September 2015, (iv) shares issued to RMR LLC through May 2015 pursuant to our business management agreement, and (v) shares issued in connection with our acquisition of shares of RMR Inc. in June 2015.

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

Cash flows provided by (used in) operating, investing and financing activities were $161,207, ($16,939) and ($145,447) for the nine months ended September 30, 2016, respectively, and $147,014, ($1,659,699) and $1,524,428 for the nine months ended September 30, 2015, respectively. The increase in operating activities cash flows for the nine months ended September 30, 2016 compared to the corresponding prior year period is primarily due to increased operating cash flows from the properties we acquired during 2015. The decrease in cash used in investing activities for the nine months ended September 30, 2016 compared to the corresponding prior year period is primarily due to more acquisition activity during the nine months ended September 30, 2015 compared to the current year period. The decrease in financing activities cash flows for the nine months ended September 30, 2016 compared to the corresponding prior year period is primarily due to (i) the issuance of $1,450,000 aggregate principal amount of senior unsecured notes in February 2015 and (ii) net activities on our revolving credit facility resulting primarily from our acquisitions during the 2015 period, partially offset by (iii) increased distributions to our common shareholders during the 2016 period compared to the 2015 period.

Our Investment and Financing Liquidity and Resources (dollars in thousands, except per share data)

In order to fund acquisitions and to meet cash needs that may result from timing differences between our receipt of rents and our desire or need to make distributions or pay operating or capital expenses, we maintain a $750,000 unsecured revolving credit facility with a group of lenders. The maturity date of our revolving credit facility is March 29, 2019 and, subject to our payment of an extension fee and meeting other conditions, we have the option to extend the stated maturity date by one year to March 29, 2020. We pay interest on borrowings under our revolving credit facility at a rate of LIBOR plus a premium. We also pay a facility fee on the total amount of lending commitments under our revolving credit facility. Both the interest rate premium and the facility fee are subject to adjustment based upon changes to our credit ratings. At September 30, 2016, the interest rate premium on our revolving credit facility was 105 basis points and our facility fee was 20 basis points. We can borrow, repay and reborrow funds available under our revolving credit facility until maturity, and no principal repayment is due until maturity. As of September 30, 2016, the annual interest rate payable on borrowings under our revolving credit facility was 1.50%. As of September 30, 2016 and October 24, 2016, we had $297,000 and $282,000, respectively, outstanding under our revolving credit facility and $453,000 and $468,000, respectively, available to borrow under our revolving credit facility.

We have a $350,000 unsecured term loan that matures on March 31, 2020 and is prepayable by us at any time without penalty. The term loan requires interest payable on the amount outstanding of LIBOR plus 115 basis points. The interest rate premium for the term loan is subject to adjustment based on changes to our credit ratings. As of September 30, 2016, the annual interest rate payable on borrowings under our term loan was 1.67%.

In addition, the credit agreement governing our revolving credit facility and term loan includes a feature under which the maximum borrowing availability under the facilities may be increased to up to $2,200,000 on a combined basis under certain circumstances.

Our debt maturities (other than our revolving credit facility and term loan) as of September 30, 2016 were as follows: $40,318 in 2016, $17,570 in 2017, $350,304 in 2018, $4,926 in 2019, $501,172 in 2020 and $821,000 thereafter.

As of September 30, 2016, we had $16,697 of cash and cash equivalents. We typically use cash balances, borrowings under our revolving credit facility, net proceeds from offerings of equity or debt securities, term loans and the cash flows from our operations to fund debt repayments, property acquisitions, capital expenditures and other general business purposes. We also have in the past assumed mortgage debt in connection with certain of our acquisitions and we may do so in the future. In addition, we may sell properties we own or place mortgages on properties we own.

When significant amounts are outstanding under our revolving credit facility, or as the maturity of our credit facility, our term loan, our senior unsecured notes and our mortgage debts approach, we expect to explore alternatives for repaying or refinancing such amounts. Such alternatives may include incurring additional term debt and issuing new equity or debt securities. In addition, we may also seek to participate in joint ventures or other arrangements that may provide us additional sources of financing. Although we cannot be sure that we will be successful in consummating any particular type of financing, we believe that we will have access to financing, such as debt and equity offerings, to fund our committed and future acquisitions and capital expenditures and to pay our obligations. We currently have an effective shelf registration statement that allows us to issue public securities on an expedited basis, but it does not assure that there will be buyers for such securities.

The completion and the costs of any future financings will depend primarily upon market conditions. The feasibility and cost of any future debt financings will depend primarily on credit markets and our then creditworthiness. We have no control over market conditions. Potential lenders in future debt transactions will evaluate our creditworthiness and our ability to fund required debt service and repay principal balances when they become due by reviewing our results of operations, financial condition, business practices and plans including our ability to maintain our earnings, to stagger our debt maturities and to balance our use of debt and equity capital so that our financial performance and leverage ratios afford us flexibility to withstand any reasonably anticipated adverse changes. We intend to conduct our business in a manner which will continue to afford us reasonable access to capital for investment and financing activities, but we cannot be sure that we will be able to successfully carry out this intention.

During the nine months ended September 30, 2016, we paid regular quarterly cash distributions to our common shareholders aggregating $134,961 using existing cash balances and borrowings under our revolving credit facility. For further information regarding the distributions we paid during 2016, see Note 9 to the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

On October 11, 2016, we declared a regular quarterly distribution of $0.51 per common share, or approximately $45,600, to shareholders of record on October 21, 2016. We expect to pay this distribution on or about November 17, 2016 using existing cash balances and borrowings under our revolving credit facility.

During the three and nine months ended September 30, 2016 and 2015, amounts capitalized for tenant improvements, leasing costs, building improvements and development and redevelopment activities were as follows (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Tenant improvements (1)	$1,343	$12	$2,259	$1,665
Leasing costs (2)	227	1,297	3,487	1,780
Building improvements (3)	561	444	1,686	958
Development, redevelopment and other activities (4)	613	69	2,548	80
	$2,744	$1,822	$9,980	$4,483

(1)	Tenant improvements include capital expenditures used to improve tenants’ space or amounts paid directly to tenants to improve their space.

(2)	Leasing costs include leasing related costs, such as brokerage commissions, legal costs and tenant inducements.

(3)	Building improvements generally include (i) expenditures to replace obsolete building components and (ii) expenditures that extend the useful life of existing assets.

(4)
Development, redevelopment and other activities generally include (i) capital expenditures that are identified at the time of a property acquisition and incurred within a short time period after acquiring the property and (ii) capital expenditure projects that reposition a property or result in new sources of revenues.

We have estimated unspent leasing related obligations of $27,623 as of September 30, 2016.

During the three months ended September 30, 2016, commitments made for expenditures, such as tenant improvements and leasing costs in connection with leasing space, were as follows (dollars and square feet in thousands, except per square foot amounts):

	New Leases	Renewals	Totals
Square feet leased during the period	8	989	997
Total leasing costs and concession commitments (1)	$3	$845	$848
Total leasing costs and concession commitments per square foot (1)	$0.38	$0.85	$0.85
Weighted average lease term by square feet (years)	7.0	9.1	9.1
Total leasing costs and concession commitments per square foot per year (1)	$0.05	$0.09	$0.09

(1)	Includes commitments made for leasing expenditures and concessions, such as tenant improvements, leasing commissions, tenant reimbursements and free rent.

Off Balance Sheet Arrangements (dollars in thousands)

As of September 30, 2016, we had no off balance sheet arrangements that have had or that we expect would be reasonably likely to have a material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources. We had no swaps or hedges as of September 30, 2016, other than the cash flow hedge associated with $41,000 of mortgage debt described in Notes 5 and 7 to the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q and under “Quantitative and Qualitative Disclosures About Market Risk” included in Part I, Item 3 of this Quarterly Report on Form 10-Q.

Debt Covenants (dollars in thousands)

Our principal debt obligations at September 30, 2016 were our senior unsecured notes, borrowings outstanding under our revolving credit facility and term loan, and secured mortgage notes assumed in connection with some of our acquisitions. Our mortgage notes are non-recourse, subject to certain limitations, and do not contain any material financial covenants. Our publicly issued senior unsecured notes are governed by an indenture. Our senior unsecured notes indenture and its supplement and the credit agreement for our revolving credit facility and term loan provide for acceleration of payment of all amounts outstanding upon the occurrence and continuation of certain events of default, such as, in the case of our credit agreement, a change of control of us, which includes RMR LLC ceasing to act as our business manager and property manager. Our senior unsecured notes indenture and its supplement and our credit agreement for our revolving credit facility and term loan contain a number of covenants which restrict our ability to incur debts, including debts secured by mortgages on our properties, in excess of calculated amounts, restrict our ability to make distributions under certain circumstances and generally require us to maintain certain financial ratios. As of September 30, 2016, we believe we were in compliance with all of the terms and covenants under our revolving credit facility and term loan and senior unsecured notes indenture and its supplement.

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

Related Person Transactions

We have relationships and historical and continuing transactions with RMR LLC, GOV and others related to them. For example, we have no employees and the personnel and various services we require to operate our business are provided to us by RMR LLC pursuant to management agreements; RMR Inc. is the managing member of RMR LLC and we own shares of class A common stock of RMR Inc.; and the controlling shareholder of RMR Inc., ABP Trust, is owned by our Managing Trustees and ABP Trust also owns an equity interest in RMR LLC. Also, GOV is our largest shareholder; and we and six other companies to which RMR LLC provides management services own in equal amounts AIC, an insurance company, and we participate in a combined property insurance program arranged and reinsured in part by AIC. For further information about these and other such relationships and related person transactions, please see Note 12 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, our Annual Report, our definitive Proxy Statement for our 2016 Annual Meeting of Shareholders and our other filings with the Securities and Exchange Commission, or SEC. In addition, please see the section captioned “Risk Factors” of our Annual Report for a description of risks that may arise as a result of these and other related person transactions and relationships. Our filings with the SEC and copies of certain of our agreements with these related parties are publicly available as exhibits to our public filings with the SEC and accessible at the SEC’s website, www.sec.gov. We may engage in additional transactions with related persons, including RMR LLC and companies to which RMR LLC or its affiliates provide management services.

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

At September 30, 2016, our outstanding fixed rate debt consisted of the following senior unsecured notes and secured mortgage notes:

Fixed Rate Debt

		Annual	Annual		Interest
	Principal	Interest	Interest		Payments
Debt	Balance (1)	Rate (1)	Expense (1)	Maturity	Due
Senior unsecured notes	$350,000	2.85%	$9,975	2018	Semi-Annually
Senior unsecured notes	400,000	3.60%	14,400	2020	Semi-Annually
Senior unsecured notes	300,000	4.15%	12,450	2022	Semi-Annually
Senior unsecured notes	400,000	4.50%	18,000	2025	Semi-Annually
Mortgage note (one property (two buildings in Carlsbad, CA))	17,565	5.95%	1,045	2017	Monthly
Mortgage note (one property (one building in Harvey, IL))	1,992	4.50%	90	2019	Monthly
Mortgage note (one property (one building in Columbus, OH))	2,390	4.50%	108	2019	Monthly
Mortgage note (one property (one building in Ankeny, IA))	12,360	3.87%	478	2020	Monthly
Mortgage note (one property (one building in Philadelphia, PA)) (2)	41,000	4.16%	1,706	2020	Monthly
Mortgage note (one property (one building in Chester, VA))	48,750	3.99%	1,945	2020	Monthly
Mortgage note (one property (three buildings in Seattle, WA))	71,000	3.55%	2,521	2023	Monthly
Mortgage note (one property (one building in Chicago, IL))	50,000	3.70%	1,850	2023	Monthly
	$1,695,057		$64,568

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

We have an interest rate swap agreement that we assumed in connection with the CCIT Merger. This interest rate swap agreement manages our interest rate risk exposure on a $41,000 mortgage note due 2020, which requires us to pay interest at a rate equal to a premium over LIBOR. The interest rate swap agreement effectively modifies our exposure to interest rate risk arising from this floating rate mortgage loan by converting this floating rate debt to a fixed rate through August 3, 2020, which is the maturity date of the mortgage note, thus reducing the impact of interest rate changes on future interest expense. This agreement involves the receipt of floating rate amounts in exchange for fixed rate interest payments over the life of the agreement. Approximately 1.7% ($41,000) of our total outstanding debt had interest payments designated as hedged transactions to interest rate swap agreements at September 30, 2016. As of September 30, 2016, the fair value of our derivative instrument included in accounts payable and other liabilities in our condensed consolidated balance sheet was $1,920.

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

Changes in market interest rates would affect the fair value of our fixed rate debt obligations, including obligations arising from our interest rate swap agreement. Increases in market interest rates decrease the fair value of our fixed rate debt, while decreases in market interest rates increase the fair value of our fixed rate debt. Based on the balances outstanding at September 30, 2016 and discounted cash flow analyses through the maturity dates, and assuming no other changes in factors that may affect the fair value of our fixed rate debt obligations, a hypothetical immediate 100 basis point increase in interest rates would change the fair value of these obligations by approximately $70,349.

Floating Rate Debt

At September 30, 2016, our floating rate debt (excluding the $41,000 mortgage note hedged by our interest rate swap agreement) consisted of $297,000 outstanding under our revolving credit facility, $350,000 outstanding under our term loan, and a $40,233 mortgage note. Our revolving credit facility matures on March 29, 2019 and, subject to our meeting certain conditions, including our payment of an extension fee, we have the option to extend the maturity date by one year to March 29, 2020. Our term loan matures on March 31, 2020. No principal repayments are required under our revolving credit facility or term loan prior to maturity, and prepayments may be made at any time without penalty. Our $40,233 mortgage note matures on December 19, 2016 and requires monthly interest only payments through maturity.

Borrowings under our revolving credit facility, our term loan and our $40,233 floating rate mortgage note are in U.S. dollars and require interest to be paid at LIBOR plus a premium that is subject to adjustment based upon changes to our credit ratings. Accordingly, we are vulnerable to changes in U.S. dollar based short term rates, specifically LIBOR. In addition, upon renewal or refinancing of these obligations, we are vulnerable to increases in interest rate premiums due to market conditions or our perceived credit risk. Generally, a change in interest rates would not affect the value of our floating rate debt but would affect our operating results. The following table presents the approximate impact a 100 basis point increase in interest rates would have on our annual floating rate interest expense at September 30, 2016:

	Impact of an Increase in Interest Rates
			Total Interest	Annual
	Interest Rate	Outstanding	Expense	Earnings Per
	Per Year (1)	Debt (2)	Per Year	Share Impact (3)
At September 30, 2016	1.62%	$687,233	$11,133	$0.12
100 basis point increase	2.62%	$687,233	$18,006	$0.20

(1)	Weighted based on the respective interest rates and outstanding borrowings under our floating rate debt as of September 30, 2016.

(2)	Excludes our $41,000 mortgage note hedged by our interest rate swap agreement.

(3)	Based on the diluted weighted average shares outstanding for the nine months ended September 30, 2016.

The following table presents the impact a 100 basis point increase in interest rates would have on our annual floating rate interest expense at September 30, 2016 if we were fully drawn on our revolving credit facility and our term loan and floating rate mortgage note remained outstanding:

	Impact of an Increase in Interest Rates
			Total Interest	Annual
	Interest Rate	Outstanding	Expense	Earnings Per
	Per Year (1)	Debt (2)	Per Year	Share Impact (3)
At September 30, 2016	1.57%	$1,140,233	$17,902	$0.20
100 basis point increase	2.57%	$1,140,233	$29,304	$0.33

(1)
Weighted based on the respective interest rates of our floating rate debt as of September 30, 2016, assuming we were fully drawn on our revolving credit facility and our term loan and floating rate mortgage note remained outstanding.

(2)	Excludes our $41,000 mortgage note hedged by our interest rate swap agreement.

(3)	Based on the diluted weighted average shares outstanding for the nine months ended September 30, 2016.

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

There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

WARNING CONCERNING FORWARD LOOKING STATEMENTS

THIS QUARTERLY REPORT ON FORM 10‑Q CONTAINS STATEMENTS THAT CONSTITUTE FORWARD LOOKING STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 AND OTHER SECURITIES LAWS. ALSO, WHENEVER WE USE WORDS SUCH AS “BELIEVE”, “EXPECT”, “ANTICIPATE”, “INTEND”, “PLAN”, “ESTIMATE”, “WILL”, “MAY” AND NEGATIVES OR DERIVATIVES OF THESE OR SIMILAR EXPRESSIONS, WE ARE MAKING FORWARD LOOKING STATEMENTS. THESE FORWARD LOOKING STATEMENTS ARE BASED UPON OUR PRESENT INTENT, BELIEFS OR EXPECTATIONS, BUT FORWARD LOOKING STATEMENTS ARE NOT GUARANTEED TO OCCUR AND MAY NOT OCCUR. FORWARD LOOKING STATEMENTS IN THIS REPORT RELATE TO VARIOUS ASPECTS OF OUR BUSINESS, INCLUDING:

•	THE LIKELIHOOD THAT OUR TENANTS WILL PAY RENT OR BE NEGATIVELY AFFECTED BY CYCLICAL ECONOMIC CONDITIONS,

•	THE LIKELIHOOD THAT OUR TENANTS WILL RENEW OR EXTEND THEIR LEASES OR THAT WE WILL BE ABLE TO OBTAIN REPLACEMENT TENANTS,

•	OUR ACQUISITIONS OF PROPERTIES,

•	OUR SALES OF PROPERTIES,

•	OUR ABILITY TO COMPETE FOR ACQUISITIONS AND TENANCIES EFFECTIVELY,

•	THE LIKELIHOOD THAT OUR RENTS MAY INCREASE WHEN RENTS ARE RESET AT OUR LEASED LANDS IN HAWAII,

•	OUR ABILITY TO PAY DISTRIBUTIONS TO OUR SHAREHOLDERS AND THE AMOUNT OF SUCH DISTRIBUTIONS,

•	THE FUTURE AVAILABILITY OF BORROWINGS UNDER OUR REVOLVING CREDIT FACILITY,

•	OUR POLICIES AND PLANS REGARDING INVESTMENTS, FINANCINGS AND DISPOSITIONS,

•	OUR ABILITY TO RAISE EQUITY OR DEBT CAPITAL,

•	OUR ABILITY TO PAY INTEREST ON AND PRINCIPAL OF OUR DEBT,

•	OUR ABILITY TO APPROPRIATELY BALANCE OUR USE OF EQUITY AND DEBT CAPITAL,

•	OUR CREDIT RATINGS,

•	OUR EXPECTATION THAT WE BENEFIT FROM OUR OWNERSHIP OF RMR INC.,

•	OUR EXPECTATION THAT WE BENEFIT FROM OUR OWNERSHIP OF AIC AND FROM OUR PARTICIPATION IN INSURANCE PROGRAMS ARRANGED BY AIC,

•	OUR QUALIFICATION FOR TAXATION AS A REIT,

•	THE CREDIT QUALITIES OF OUR TENANTS, AND

•	OTHER MATTERS.
OUR ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE CONTAINED IN OR IMPLIED BY OUR FORWARD LOOKING STATEMENTS AS A RESULT OF VARIOUS FACTORS. FACTORS THAT COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR FORWARD LOOKING STATEMENTS AND UPON OUR BUSINESS, RESULTS OF OPERATIONS, FINANCIAL CONDITION, FFO ATTRIBUTED TO SIR, NORMALIZED FFO ATTRIBUTED TO SIR, NOI, CASH FLOWS, LIQUIDITY AND PROSPECTS INCLUDE, BUT ARE NOT LIMITED TO:

•	THE IMPACT OF CHANGES IN THE ECONOMY AND THE CAPITAL MARKETS ON US AND OUR TENANTS,

•	COMPETITION WITHIN THE REAL ESTATE INDUSTRY, PARTICULARLY IN THOSE MARKETS IN WHICH OUR PROPERTIES ARE LOCATED,

•	COMPLIANCE WITH, AND CHANGES TO, FEDERAL, STATE AND LOCAL LAWS AND REGULATIONS, ACCOUNTING RULES, TAX LAWS AND SIMILAR MATTERS,

•	LIMITATIONS IMPOSED ON OUR BUSINESS AND OUR ABILITY TO SATISFY COMPLEX RULES IN ORDER FOR US TO QUALIFY FOR TAXATION AS A REIT FOR U.S. FEDERAL INCOME TAX PURPOSES,

•	ACTUAL AND POTENTIAL CONFLICTS OF INTEREST WITH OUR RELATED PARTIES, INCLUDING OUR MANAGING TRUSTEES, RMR LLC, RMR INC., GOV, SENIOR HOUSING PROPERTIES TRUST, AIC AND OTHERS AFFILIATED WITH THEM, AND

•	ACTS OF TERRORISM, OUTBREAKS OF SO CALLED PANDEMICS OR OTHER MANMADE OR NATURAL DISASTERS BEYOND OUR CONTROL.
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

•
WE BELIEVE THAT OUR RELATIONSHIPS WITH OUR RELATED PARTIES, INCLUDING RMR LLC, RMR INC., GOV, SNH, AIC, AND OTHERS AFFILIATED WITH THEM MAY BENEFIT US AND PROVIDE US WITH COMPETITIVE ADVANTAGES IN OPERATING AND GROWING OUR BUSINESS. HOWEVER, THE ADVANTAGES WE BELIEVE WE MAY REALIZE FROM THESE RELATIONSHIPS MAY NOT MATERIALIZE, AND

•
THE PREMIUMS USED TO DETERMINE THE INTEREST RATE PAYABLE ON OUR REVOLVING CREDIT FACILITY AND TERM LOAN AND THE FACILITY FEE PAYABLE ON OUR REVOLVING CREDIT FACILITY ARE BASED ON OUR CREDIT RATINGS. FUTURE CHANGES IN OUR CREDIT RATINGS MAY CAUSE THE INTEREST AND FEES WE PAY TO INCREASE.

CURRENTLY UNEXPECTED RESULTS COULD OCCUR DUE TO MANY DIFFERENT CIRCUMSTANCES, SOME OF WHICH ARE BEYOND OUR CONTROL, SUCH AS ACTS OF TERRORISM, NATURAL DISASTERS, CHANGES IN OUR TENANTS’ FINANCIAL CONDITIONS, THE MARKET DEMAND FOR LEASED SPACE OR CHANGES IN CAPITAL MARKETS OR THE ECONOMY GENERALLY.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer purchases of equity securities. The following table provides information about our purchases of our equity securities during the quarter ended September 30, 2016:

Maximum
			Total Number of	Approximate Dollar
			Shares Purchased	Value of Shares that
	Number of	Average	as Part of Publicly	May Yet Be Purchased
	Shares	Price Paid	Announced Plans	Under the Plans or
Calendar Month	Purchased (1)	per Share	or Programs	Programs
September 2016	11,017	$27.64	$—	$—
Total	11,017	$27.64	$—	$—

(1)
During September 2016, all common share purchases were made to satisfy one of our officer's and other RMR LLC employees’ tax withholding and payment obligations in connection with the vesting of awards of our common shares. We repurchased these shares at their fair market value based upon the trading price of our common shares on the repurchase date.

Item 6. Exhibits

Exhibit Number	Description

3.1	Amended and Restated Declaration of Trust, dated March 9, 2012, as amended to date. (Incorporated by reference to the Company’s Registration Statement on Form S-4, File No. 333-199445.)

3.2	Amended and Restated Bylaws of the Company adopted September 7, 2016. (Incorporated by reference to the Company’s Current Report on Form 8-K dated September 7, 2016.)

4.1	Form of Common Share Certificate. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012.)

4.2	Indenture, dated February 3, 2015, between the Company and U.S. Bank National Association. (Incorporated by reference to the Company’s Current Report on Form 8-K dated January 29, 2015.)

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

10.1	Form of Share Award Agreement. (Filed herewith.)

12.1	Computation of Ratio of Earnings to Fixed Charges. (Filed herewith.)

31.1	Rule 13a-14(a) Certification. (Filed herewith.)

31.2	Rule 13a-14(a) Certification. (Filed herewith.)

31.3	Rule 13a-14(a) Certification. (Filed herewith.)

31.4	Rule 13a-14(a) Certification. (Filed herewith.)

32.1	Section 1350 Certification. (Furnished herewith.)

101.1
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016 formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Statements of Cash Flows and (iv) related notes to these financial statements, tagged as blocks of text and detail. (Filed herewith.)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SELECT INCOME REIT

By:	/s/ David M. Blackman
David M. Blackman
President and Chief Operating Officer
Dated: October 25, 2016

By:	/s/ John C. Popeo
John C. Popeo
Chief Financial Officer and Treasurer
(principal financial and accounting officer)
Dated: October 25, 2016