Form 10-K
period 2016-12-31
SELECT INCOME REIT
filed 2017-02-16
CIK 1537667

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number 1-35442
SELECT INCOME REIT
(Exact Name of Registrant as Specified in Its Charter)

Maryland	45-4071747
(State of Organization)	(IRS Employer Identification No.)

Two Newton Place, 255 Washington Street, Suite 300, Newton, Massachusetts 02458-1634
(Address of Principal Executive Offices) (Zip Code)
Registrant’s Telephone Number, Including Area Code: 617-796-8303
Securities registered pursuant to Section 12(b) of the Act:

Title Of Each Class	Name of Each Exchange On Which Registered
Common Shares of Beneficial Interest	The Nasdaq Stock Market LLC

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
The aggregate market value of the voting common shares of beneficial interest, $.01 par value, or common shares, of the registrant held by non-affiliates was approximately $1.6 billion based on the $25.99 closing price per common share on The New York Stock Exchange on June 30, 2016. For purposes of this calculation, an aggregate of 1,790,527 common shares held directly by, or by affiliates of, the trustees and the executive officers of the registrant have been included in the number of common shares held by affiliates. In addition, 24,918,421 common shares held by Government Properties Income Trust as of June 30, 2016 have been included in the number of common shares held by affiliates.
Number of the registrant’s common shares outstanding as of February 14, 2017: 89,427,869.
References in this Annual Report on Form 10-K to the Company, SIR, we, us or our mean Select Income REIT and its consolidated subsidiaries, unless the context otherwise requires.
DOCUMENTS INCORPORATED BY REFERENCE
Certain information required by Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K is incorporated by reference to our definitive Proxy Statement for the 2017 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days after the fiscal year ended December 31, 2016.

WARNING CONCERNING FORWARD LOOKING STATEMENTS
THIS ANNUAL REPORT ON FORM 10-K CONTAINS STATEMENTS THAT CONSTITUTE FORWARD LOOKING STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 AND OTHER SECURITIES LAWS. ALSO, WHENEVER WE USE WORDS SUCH AS “BELIEVE”, “EXPECT”, “ANTICIPATE”, “INTEND”, “PLAN”, “ESTIMATE”, "WILL", "MAY" AND NEGATIVES OR DERIVATIVES OF THESE OR SIMILAR EXPRESSIONS, WE ARE MAKING FORWARD LOOKING STATEMENTS. THESE FORWARD LOOKING STATEMENTS ARE BASED UPON OUR PRESENT INTENT, BELIEFS OR EXPECTATIONS, BUT FORWARD LOOKING STATEMENTS ARE NOT GUARANTEED TO OCCUR AND MAY NOT OCCUR. FORWARD LOOKING STATEMENTS IN THIS REPORT RELATE TO VARIOUS ASPECTS OF OUR BUSINESS, INCLUDING:

•	THE LIKELIHOOD THAT OUR TENANTS WILL PAY RENT OR BE NEGATIVELY AFFECTED BY CYCLICAL ECONOMIC CONDITIONS,

•	THE LIKELIHOOD THAT OUR TENANTS WILL RENEW OR EXTEND THEIR LEASES OR THAT WE WILL BE ABLE TO OBTAIN REPLACEMENT TENANTS,

•	OUR ACQUISITIONS OF PROPERTIES,

•	OUR SALES OF PROPERTIES,

•	OUR ABILITY TO COMPETE FOR ACQUISITIONS AND TENANCIES EFFECTIVELY,

•	THE LIKELIHOOD THAT OUR RENTS MAY INCREASE WHEN RENTS ARE RESET AT OUR LEASED LANDS IN HAWAII,

•	OUR ABILITY TO PAY DISTRIBUTIONS TO OUR SHAREHOLDERS AND THE AMOUNT OF SUCH DISTRIBUTIONS,

•	THE FUTURE AVAILABILITY OF BORROWINGS UNDER OUR REVOLVING CREDIT FACILITY,

•	OUR POLICIES AND PLANS REGARDING INVESTMENTS, FINANCINGS AND DISPOSITIONS,

•	OUR ABILITY TO RAISE EQUITY OR DEBT CAPITAL,

•	OUR ABILITY TO PAY INTEREST ON AND PRINCIPAL OF OUR DEBT,

•	OUR ABILITY TO APPROPRIATELY BALANCE OUR USE OF DEBT AND EQUITY CAPITAL,

•	OUR CREDIT RATINGS,

•	OUR EXPECTATION THAT WE BENEFIT FROM OUR OWNERSHIP OF THE RMR GROUP INC., OR RMR INC.,

•	OUR EXPECTATION THAT WE BENEFIT FROM OUR OWNERSHIP OF AFFILIATES INSURANCE COMPANY, OR AIC, AND FROM OUR PARTICIPATION IN INSURANCE PROGRAMS ARRANGED BY AIC,

•	OUR QUALIFICATION FOR TAXATION AS A REAL ESTATE INVESTMENT TRUST, OR REIT,

•	THE CREDIT QUALITIES OF OUR TENANTS, AND

•	OTHER MATTERS.
OUR ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE CONTAINED IN OR IMPLIED BY OUR FORWARD LOOKING STATEMENTS AS A RESULT OF VARIOUS FACTORS. FACTORS THAT COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR FORWARD LOOKING STATEMENTS AND UPON OUR BUSINESS, RESULTS OF OPERATIONS, FINANCIAL CONDITION, FUNDS FROM OPERATIONS ATTRIBUTED TO SELECT INCOME REIT, OR SIR, NORMALIZED FUNDS FROM OPERATIONS ATTRIBUTED TO SIR, NET OPERATING INCOME, CASH FLOWS, LIQUIDITY AND PROSPECTS INCLUDE, BUT ARE NOT LIMITED TO:

i

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

•
ACTUAL AND POTENTIAL CONFLICTS OF INTEREST WITH OUR RELATED PARTIES, INCLUDING OUR MANAGING TRUSTEES, THE RMR GROUP LLC, OR RMR LLC, RMR INC., GOVERNMENT PROPERTIES INCOME TRUST, OR GOV, SENIOR HOUSING PROPERTIES TRUST, OR SNH, AIC, AND OTHERS AFFILIATED WITH THEM, AND

•	ACTS OF TERRORISM, OUTBREAKS OF SO CALLED PANDEMICS OR OTHER MANMADE OR NATURAL DISASTERS BEYOND OUR CONTROL.
FOR EXAMPLE:

•
OUR ABILITY TO MAKE FUTURE DISTRIBUTIONS TO OUR SHAREHOLDERS AND TO MAKE PAYMENTS OF PRINCIPAL AND INTEREST ON OUR INDEBTEDNESS DEPENDS UPON A NUMBER OF FACTORS, INCLUDING OUR FUTURE EARNINGS AND THE CAPITAL COSTS WE INCUR TO LEASE OUR PROPERTIES AND OUR WORKING CAPITAL REQUIREMENTS. WE MAY BE UNABLE TO PAY OUR DEBT OBLIGATIONS OR TO MAINTAIN OUR CURRENT RATE OF DISTRIBUTIONS ON OUR COMMON SHARES AND FUTURE DISTRIBUTIONS MAY BE REDUCED OR ELIMINATED,

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

•
WE MAY NOT SUCCEED IN FURTHER DIVERSIFYING OUR REVENUE SOURCES, AND ANY DIVERSIFICATION WE MAY ACHIEVE MAY NOT MITIGATE OUR PORTFOLIO RISKS OR IMPROVE THE SECURITY OF OUR REVENUES OR OUR OPERATING PERFORMANCE,

•	OUR POSSIBLE REDEVELOPMENT OF CERTAIN OF OUR HAWAII PROPERTIES MAY NOT BE REALIZED OR BE SUCCESSFUL,

•
THE UNEMPLOYMENT RATE OR ECONOMIC CONDITIONS IN AREAS WHERE OUR PROPERTIES ARE LOCATED MAY BECOME WORSE IN THE FUTURE. SUCH CIRCUMSTANCES OR OTHER CONDITIONS MAY REDUCE DEMAND FOR LEASING OFFICE AND INDUSTRIAL SPACE. IF THE DEMAND FOR LEASING OFFICE AND INDUSTRIAL SPACE IS REDUCED, WE MAY BE UNABLE TO RENEW LEASES WITH OUR TENANTS AS LEASES EXPIRE OR ENTER INTO NEW LEASES AT RENTAL RATES AS HIGH AS EXPIRING RATES AND OUR FINANCIAL RESULTS MAY DECLINE,

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

•
WE RECEIVED AN ASSESSMENT FROM THE STATE OF WASHINGTON FOR REAL ESTATE EXCISE TAX, INTEREST AND PENALTIES OF $2.8 MILLION ON CERTAIN PROPERTIES WE ACQUIRED IN CONNECTION WITH OUR ACQUISITION OF COLE CORPORATE INCOME TRUST, INC., OR CCIT, IN JANUARY 2015. ALTHOUGH WE BELIEVE WE ARE NOT LIABLE FOR THIS TAX AND ARE DISPUTING THIS ASSESSMENT, WE MAY NOT SUCCEED IN HAVING ALL OR ANY PART OF THIS ASSESSMENT NULLIFIED,

•
THE BUSINESS MANAGEMENT AND PROPERTY MANAGEMENT AGREEMENTS BETWEEN US AND RMR LLC HAVE CONTINUING 20 YEAR TERMS. HOWEVER, THOSE AGREEMENTS INCLUDE TERMS WHICH PERMIT EARLY TERMINATION IN CERTAIN CIRCUMSTANCES. ACCORDINGLY, WE CANNOT BE SURE THAT THESE AGREEMENTS WILL REMAIN IN EFFECT FOR CONTINUING 20 YEAR TERMS OR FOR SHORTER TERMS,

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
THE INFORMATION CONTAINED ELSEWHERE IN THIS ANNUAL REPORT ON FORM 10-K OR IN OUR OTHER FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION, OR SEC, INCLUDING UNDER THE CAPTION “RISK FACTORS”, OR INCORPORATED HEREIN OR THEREIN, IDENTIFIES OTHER IMPORTANT FACTORS THAT COULD CAUSE DIFFERENCES FROM OUR FORWARD LOOKING STATEMENTS. OUR FILINGS WITH THE SEC ARE AVAILABLE ON THE SEC’S WEBSITE AT WWW.SEC.GOV.
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

v

SELECT INCOME REIT
2016 FORM 10-K ANNUAL REPORT

PART 1
Item 1. Business
Our Company
We are a real estate investment trust, or REIT, that was organized under Maryland law in 2011. We primarily own single tenant, net leased properties. As of December 31, 2016, we owned 121 properties (362 buildings, leasable land parcels and easements) with approximately 44.8 million rentable square feet that were 96.8% leased (based on rentable square feet). These properties consisted of (i) 110 office and industrial properties (133 buildings) with approximately 27.0 million square feet located in 34 states throughout the mainland United States, or our Mainland Properties, and (ii) 11 properties (229 buildings, leasable land parcels and easements) located on the island of Oahu, HI with approximately 17.8 million rentable square feet that are primarily leased to industrial and commercial tenants, or our Hawaii Properties. As of December 31, 2016, our properties were leased to 312 different tenants, with a weighted average remaining lease term (based on annualized rental revenue) of approximately 10.1 years.
Our principal executive offices are located at Two Newton Place, 255 Washington Street, Suite 300, Newton, Massachusetts 02458-1634, and our telephone number is (617) 796-8303.
Acquisition of Cole Corporate Income Trust, Inc. and Sale of Healthcare Properties to Senior Housing Properties Trust
On January 29, 2015, we completed our acquisition of Cole Corporate Income Trust, Inc., a Maryland corporation, or CCIT, pursuant to the Agreement and Plan of Merger, dated as of August 30, 2014, as amended, or the Merger Agreement, by and among us, SC Merger Sub LLC, a Maryland limited liability company and our wholly owned subsidiary, or SIR Merger Sub, and CCIT. On January 29, 2015, CCIT merged with and into SIR Merger Sub, and the separate corporate existence of CCIT ceased, with SIR Merger Sub surviving as our wholly owned subsidiary, or the CCIT Merger.
At the effective time of the CCIT Merger, we acquired CCIT’s full property portfolio, which included 64 office and industrial net leased properties, or the 64 CCIT Properties, as well as 23 healthcare properties which, as described below, we sold to Senior Housing Properties Trust, or SNH.  The total consideration for our acquisition of CCIT’s full portfolio was approximately $3.0 billion, including the assumption of approximately $297.7 million of mortgage debt principal (of which approximately $30.0 million was assumed by SNH, in the Healthcare Properties Sale (as defined and described below) and excluding acquisition related costs.  Pursuant to the terms of the Merger Agreement, we paid approximately $1.245 billion in cash and issued approximately 28.4 million of our common shares as merger consideration to former holders of CCIT common stock.
Concurrently with the closing of the CCIT Merger, we sold entities acquired in the CCIT Merger which own 23 healthcare properties, or the CCIT MOBs, for approximately $501.7 million in cash, plus the assumption of approximately $30.0 million of mortgage debt principal, to SNH. We refer to this sale as the Healthcare Properties Sale.
Our Business
Our Mainland Properties generally consist of properties that are net leased to single tenants. Because of the capital improvements in which many of these tenants have invested and because many of our properties appear to have strategic importance to the tenants’ businesses, we believe that there is a greater likelihood that these tenants will renew or extend their leases when they expire as compared to tenants in a property with multiple tenants. However, we also believe that if a building previously occupied by a single tenant becomes vacant, it may take longer and cost more to locate a replacement tenant than when space becomes vacant in a multi-tenant property because in place improvements designed specifically for the needs of the prior single tenant may not suit a replacement tenant’s needs.
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

We currently intend to expand our investments by primarily acquiring additional single tenant, net leased properties throughout the mainland United States and we expect to use the extensive nationwide resources of our manager, The RMR Group LLC, a Maryland limited liability company, or RMR LLC, to locate and acquire such properties. One of our goals in acquiring additional properties will be to further diversify our sources of rents and thus improve the security of our revenues. Another goal will be to purchase properties that produce rents, less property operating expenses, that are greater than our capital costs for the properties and, accordingly, allow us to increase distributions to our shareholders over time. We expect that most of our acquisition efforts will focus on office and industrial properties; however, we may consider acquiring other types of properties, including properties which are net leased to single tenants for retail uses and special purpose properties specifically suited to particular tenants’ requirements. We also may acquire additional properties in Hawaii, but we currently expect this will not be a significant part of our future acquisitions because there are limited opportunities to acquire properties in Hawaii, especially to acquire lands which are leased to third party tenants.
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
Our History
We were formerly a wholly owned subsidiary of Equity Commonwealth, or our former parent. Our former parent created us to concentrate its ownership of certain net leased lands located in Hawaii that our former parent purchased in 2003 and 2005 and other single tenant, net leased properties. On February 16, 2012, our former parent contributed 30 initial properties (251 buildings, leasable land parcels and easements), or the Initial Properties, to us and in return we issued to our former parent: (i) 22,000,000 common shares (including 1,000 common shares initially issued to our former parent on December 21, 2011 in connection with our formation); and (ii) a $400.0 million demand promissory note, or the Demand Note. On March 12, 2012, we sold 9,200,000 of our common shares in our initial public offering, or IPO, and we became a public company. Simultaneous with the closing of our IPO, we entered into a $500.0 million revolving credit facility which has subsequently been increased to $750.0 million and which is available for our general business purposes, including acquisitions. We used the net proceeds from our IPO and borrowings under our revolving credit facility to repay in full the Demand Note and to reimburse our former parent for costs that it incurred in connection with our organization and preparation for our IPO. On July 9, 2014, our former parent sold 21,500,000 of our common shares that it owned to Government Properties Income Trust, a Maryland real estate investment trust, or GOV, and sold 500,000 of our common shares that it owned to RMR LLC. We understand that, following these sales, our former parent no longer owned any of our common shares.
Our Leases
The following is an overview of the general lease terms for our properties. The terms of any particular lease may vary from those described below.
Mainland Office and Industrial Leases
In general, our office and industrial properties located on the mainland United States include buildings that are net leased to single tenants. The leases generally require that the tenants pay fixed annual rents on a monthly, quarterly or semi-annual basis, and also pay or reimburse us for all, or substantially all, property level operating and maintenance expenses, such as real estate taxes, insurance, utilities and repairs. Some of these leases provide for periodic increases of base rent. Certain leases for our buildings at our Mainland Properties require us to maintain the roof, exterior walls, foundation and other structural elements of the buildings at our expense and some require us to pay property operating costs.
Hawaii Leases
In general, leases for our properties in Hawaii are net leases, which require that the tenant pay a fixed annual rent on a monthly, quarterly or semi-annual basis, and also pay or reimburse us for all, or substantially all, property level operating and maintenance expenses, such as real estate taxes, insurance, utilities and repairs. A minority of our Hawaii leases include buildings that we own. Certain leases for our buildings in Hawaii require us to maintain the roof, exterior walls, foundation and other structural elements of the buildings at our expense and some require us to pay property operating costs. A majority of our Hawaii Properties are lands that are leased for fixed annual rents that are periodically reset based on fair market values. In some cases, the resets are based on fair market value rent and in other cases a percentage of the fair market value of the land. Fair market value rent reset rates are generally determined through negotiations between us and individual tenants; however, when no agreement is achieved, the Hawaii leases require an appraisal process. In the appraisal process for the land leases that are periodically reset based on fair market value rents, the appraisers are generally required to determine the fair and reasonable rent, exclusive of improvements. In the appraisal process for the leases that are periodically reset based on a percentage of the fair market value of the land, the appraisers are required to determine the fair market value of the land, exclusive of improvements, with such fair market value being based on the highest and best use of the land and as though unencumbered by the lease.
Environmental Matters
Ownership of real estate is subject to risks associated with environmental hazards. We may be liable for environmental hazards at, or migrating from, our properties, including those created by prior owners or occupants, existing tenants, abutters or other persons. Various federal and state laws impose liabilities upon property owners, including us, for environmental damages arising at, or migrating from, owned properties, and we cannot be sure that we will not be held liable for the costs of environmental investigation and clean up at, or near, our properties. As an owner or previous owner of properties, we also may be liable to pay damages to governmental agencies or third parties for costs and damages they incur arising from environmental hazards at, or migrating from, our properties. The costs and damages that may arise from environmental hazards are often difficult to project and may be substantial.
Although our leases generally require our tenants to operate in compliance with applicable law and to indemnify us against any environmental liabilities arising from their activities on our properties, we could be subject to strict liability by virtue of our ownership interests. Also, our tenants may be unwilling or have insufficient financial resources to satisfy their indemnification obligations under our leases. Furthermore, the discovery of contamination or violations of environmental laws on any of our properties could lead to significant remediation costs or fines, penalties or other liabilities or obligations attributable to the tenant of that property. Such liabilities or obligations may affect a tenant’s ability to make payments to us, including rental payments and, where applicable, indemnification payments. When we acquired the Initial Properties from our former parent, we agreed to indemnify our former parent against all environmental liabilities with respect to the Initial Properties.

Certain of our properties are used or have been used for industrial purposes. Though we have reviewed these and our other properties for potential environmental liabilities and have established a reserve for potential costs that may be incurred as a result of environmental contamination, we cannot be sure that we have identified all potential environmental liabilities or that our reserve will be sufficient to cover any costs we may incur relating to environmental matters. Some of our properties contain, or may have contained, or are near other properties that contain, or may have contained underground storage tanks for the storage of petroleum products and other hazardous substances. The presence of such storage tanks may have resulted in or may result in the release of petroleum products or other hazardous or toxic substances onto our properties. In addition, certain of our properties are on or near other properties upon which others have engaged, or may in the future engage, in activities that may release petroleum products or other hazardous substances which migrate to our properties.
We do not have any insurance designated to limit any losses that we may incur as a result of known or unknown environmental conditions which are not caused by an insured event, such as, for example, fire or flood. As of December 31, 2016, we have reserved approximately $8.2 million for potential environmental liabilities arising at our properties. The environmental reserve our former parent applied to the Initial Properties, and that we have applied since we began owning the Initial Properties, historically has not varied significantly from year to year and the actual historical costs to remediate certain environmental issues have not deviated significantly from the corresponding reserve amount. Nevertheless, environmental exposures are difficult to assess and estimate for numerous reasons, including uncertainty about the extent of contamination, alternative treatment methods that may be applied, and location of the affected property which subjects it to differing local laws and regulations and their interpretations, as well as the time it takes to remediate contamination. In developing reserves for potential environmental liability on a property by property basis, we consider among other things, enacted laws and regulations, assessments of contamination and surrounding geology, the quality of information available, currently available technologies for treatment, alternative methods of remediation and our prior experience and the known experience of prior owners or occupants of our properties. Environmental reserves are based on estimates which are subject to significant change and are often adjusted as remediation treatments progress, as circumstances change and as environmental contingencies become more clearly defined and reasonably estimable. Although we do not believe that there are environmental conditions at any of our properties that will materially and adversely affect us, we cannot be sure that such conditions or costs we may be required to incur in the future to address environmental contamination will not materially and adversely affect us.
We believe that some of our properties may contain asbestos. We believe any asbestos on our properties is contained in accordance with applicable laws and regulations, and we have no current plans to remove it. If we removed the asbestos or demolished the affected properties, certain environmental regulations govern the manner in which the asbestos must be handled and removed, and we could incur substantial costs complying with such regulations.
Further, we may be impacted by laws enacted or proposed addressing climate change and climate change may adversely affect our business. For more information regarding climate change matters and their possible adverse impact on us, please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Impact of Climate Change” of this Annual Report on Form 10-K.
Competition
Investing in and operating commercial properties is a very competitive business. We compete against publicly traded and private REITs, numerous financial institutions, individuals and public and private companies. Some of our competitors may have greater financial and other resources than we have. We believe the diversity of our tenants, the experience and abilities of our management, the quality of our properties and the structure of our leases may afford us some competitive advantages and allow us to operate our business successfully despite the competitive nature of our business. For more information, see “Risk Factors—Risks Related to Our Business—We face significant competition” of this Annual Report on Form 10-K.
Our Manager
The RMR Group Inc. (Nasdaq: RMR), a Maryland corporation, or RMR Inc., is a holding company and substantially all of its business is conducted by RMR LLC. Barry Portnoy and Adam Portnoy, our Managing Trustees, are the controlling shareholders, directors and officers of RMR LLC. Our day to day operations are conducted by RMR LLC. RMR LLC originates and presents investment and divestment opportunities to our Board of Trustees and provides management and administrative services to us. RMR LLC has a principal place of business at Two Newton Place, 255 Washington Street, Suite 300, Newton, Massachusetts 02458-1634, and its telephone number is (617) 796-8390. RMR LLC also acts as the manager to GOV, Hospitality Properties Trust, or HPT, and SNH and provides management and other services to other private and public companies, including Five Star Quality Care, Inc., or Five Star, TravelCenters of America LLC, or TA, and Sonesta International Hotels Corporation, or Sonesta. As of the date of this Annual Report on Form 10-K, the executive officers of RMR LLC are: Adam Portnoy, President and Chief Executive Officer; Barry Portnoy, Chairman; David M. Blackman, Executive Vice President; Jennifer B. Clark, Executive Vice President, General Counsel and Secretary; David J. Hegarty,

Executive Vice President; Mark L. Kleifges, Executive Vice President; Bruce J. Mackey Jr., Executive Vice President; John G. Murray, Executive Vice President; Thomas M. O’Brien, Executive Vice President; and John C. Popeo, Executive Vice President. David M. Blackman and John C. Popeo are also our executive officers. Messrs. Blackman and Popeo and other officers of RMR LLC also serve as officers of other companies to which RMR LLC provides management services.
Employees
We have no employees. Services which would otherwise be provided to us by employees are provided by RMR LLC and by our Managing Trustees and officers. As of February 1, 2017, RMR LLC had over 450 full time employees in its headquarters and regional offices located throughout the United States.
Insurance
We generally have insurance coverage for our properties and the operations conducted on them, including for casualty, liability, fire, extended coverage and rental or business interruption loss. Under our Hawaii land leases, our tenants are generally responsible for purchasing the insurance directly, while under our leases relating to our Hawaii buildings, our tenants are generally either required to reimburse us for the costs of maintaining the insurance coverage or purchase such insurance directly and list us as an insured party. With respect to our Mainland Properties, we either purchase the insurance ourselves and our tenants reimburse us, or the tenants buy the insurance directly and are required to list us as an insured party. We participate with RMR LLC and other companies to which RMR LLC provides management services in a combined property insurance program through Affiliates Insurance Company, or AIC, and with respect to which AIC is a reinsurer of certain coverage amounts. For more information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Related Person Transactions” and Note 13 to the Notes to Consolidated Financial Statements of this Annual Report on Form 10-K.
Other Matters
Legislative and regulatory developments may occur at the federal, state and local levels that have direct or indirect impact on the ownership, leasing and operation of our properties. We may need to make expenditures, to the extent these costs are not paid by our tenants, due to changes in government laws and regulations, or the application of such laws and regulations to our properties, including the Americans with Disabilities Act, fire and safety regulations, building codes, land use regulations or environmental regulations for containment, abatement or removal of hazardous substances.
Internet Website
Our internet website address is www.sirreit.com. Copies of our governance guidelines, our code of business conduct and ethics, or Code of Conduct, and the charters of our audit, compensation and nominating and governance committees are posted on our website and also may be obtained free of charge by writing to our Secretary, Select Income REIT, Two Newton Place, 255 Washington Street, Suite 300, Newton, Massachusetts 02458-1634 or at our website. We also have a policy outlining procedures for handling concerns or complaints about accounting, internal accounting controls or auditing matters and a governance hotline accessible on our website that shareholders can use to report concerns or complaints about accounting, internal accounting controls or auditing matters or violations or possible violations of our Code of Conduct. We make available, free of charge, on our website, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, as soon as reasonably practicable after these forms are filed with, or furnished to, the Securities and Exchange Commission, or SEC. Our Board of Trustees provides a process for security holders to send communications to our Board of Trustees or individual Trustees. Information about the process for sending communications to our Board of Trustees or individual Trustees can be found on our website. Our website address and the website addresses of one or more unrelated third parties are included several times in this Annual Report on Form 10-K as textual references only and the information in any such website is not incorporated by reference into this Annual Report on Form 10-K.
MATERIAL UNITED STATES FEDERAL INCOME TAX CONSIDERATIONS
The following summary of material United States federal income tax considerations is based on existing law, and is limited to investors who own our shares as investment assets rather than as inventory or as property used in a trade or business. The summary does not discuss all of the particular tax considerations that might be relevant to you if you are subject to special rules under federal income tax law, for example if you are:

•	a bank, insurance company or other financial institution;

•	a regulated investment company or REIT;

•	a subchapter S corporation;

•	a broker, dealer or trader in securities or foreign currency;

•	a person who marks-to-market our shares for U.S. federal income tax purposes;

•	a U.S. shareholder (as defined below) that has a functional currency other than the U.S. dollar;

•	a person who acquires or owns our shares in connection with employment or other performance of services;

•	a person subject to alternative minimum tax;

•
a person who acquires or owns our shares as part of a straddle, hedging transaction, constructive sale transaction, constructive ownership transaction or conversion transaction, or as part of a “synthetic security” or other integrated financial transaction;

•	a person who owns 10% or more (by vote or value, directly or constructively under the IRC) of any class of our shares;

•	a U.S. expatriate;

•	a non-U.S. shareholder (as defined below) whose investment in our shares is effectively connected with the conduct of a trade or business in the United States;

•	a nonresident alien individual present in the United States for 183 days or more during an applicable taxable year;

•	a “qualified shareholder” (as defined in Section 897(k)(3)(A) of the IRC);

•	a “qualified foreign pension fund” (as defined in Section 897(l)(2) of the IRC) or any entity wholly owned by one or more qualified foreign pension funds; or

•	except as specifically described in the following summary, a trust, estate, tax-exempt entity or foreign person.
The sections of the IRC that govern the federal income tax qualification and treatment of a REIT and its shareholders are complex. This presentation is a summary of applicable IRC provisions, related rules and regulations, and administrative and judicial interpretations, all of which are subject to change, possibly with retroactive effect. Future legislative, judicial or administrative actions or decisions could also affect the accuracy of statements made in this summary. We have not received a ruling from the U.S. Internal Revenue Service, or the IRS, with respect to any matter described in this summary, and we cannot assure you that the IRS or a court will agree with all of the statements made in this summary. The IRS could, for example, take a different position from that described in this summary with respect to our acquisitions, operations, restructurings or other matters, which, if a court agreed, could result in significant tax liabilities for applicable parties. In addition, this summary is not exhaustive of all possible tax considerations, and does not discuss any estate, gift, state, local or foreign tax considerations. For all these reasons, we urge you and any holder of or prospective acquiror of our shares to consult with a tax advisor about the federal income tax and other tax consequences of the acquisition, ownership and disposition of our shares. Our intentions and beliefs described in this summary are based upon our understanding of applicable laws and regulations that are in effect as of the date of this Annual Report on Form 10-K. If new laws or regulations are enacted which impact us directly or indirectly, we may change our intentions or beliefs.
Your federal income tax consequences generally will differ depending on whether or not you are a “U.S. shareholder.” For purposes of this summary, a “U.S. shareholder” is a beneficial owner of our shares that is:

•
an individual who is a citizen or resident of the United States, including an alien individual who is a lawful permanent resident of the United States or meets the substantial presence residency test under the federal income tax laws;

•	an entity treated as a corporation for federal income tax purposes that is created or organized in or under the laws of the United States, any state thereof or the District of Columbia;

•	an estate the income of which is subject to federal income taxation regardless of its source; or

•
a trust if a court within the United States is able to exercise primary supervision over the administration of the trust and one or more U.S. persons have the authority to control all substantial decisions of the trust, or, to the extent provided in Treasury regulations, a trust in existence on August 20, 1996 that has elected to be treated as a domestic trust;

whose status as a U.S. shareholder is not overridden by an applicable tax treaty. Conversely, a “non-U.S. shareholder” is a beneficial owner of our shares other than a partnership or a U.S. shareholder.
If any entity treated as a partnership for federal income tax purposes holds our shares, the tax treatment of a partner in the partnership generally will depend upon the status of the partner and the activities of the partnership. Any entity or other arrangement treated as a partnership for federal income tax purposes that is a holder of our shares and the partners in such a partnership (as determined for federal income tax purposes) are urged to consult their own tax advisors about the federal income tax consequences and other tax consequences of the acquisition, ownership and disposition of our shares.
Taxation as a REIT
We have elected to be taxed as a REIT under Sections 856 through 860 of the IRC, commencing with our 2012 taxable year. Our REIT election, assuming continuing compliance with the then applicable qualification tests, has continued and will continue in effect for subsequent taxable years. Although no assurance can be given, we believe that from and after our 2012 taxable year we have been organized and have operated, and will continue to be organized and to operate, in a manner that qualified and will continue to qualify us to be taxed as a REIT under the IRC.
As a REIT, we generally are not subject to federal income tax on our net income distributed as dividends to our shareholders. Distributions to our shareholders generally are included in their income as dividends to the extent of our available current or accumulated earnings and profits. Our dividends are not generally entitled to the preferential tax rates on qualified dividend income, but a portion of our dividends may be treated as capital gain dividends or as qualified dividend income, all as explained below. No portion of any of our dividends is generally eligible for the dividends received deduction for corporate shareholders. Distributions in excess of our current or accumulated earnings and profits generally are treated for federal income tax purposes as returns of capital to the extent of a recipient shareholder’s basis in our shares, and will reduce this basis. Our current or accumulated earnings and profits are generally allocated first to distributions made on our preferred shares, of which there are none outstanding at this time, and thereafter to distributions made on our common shares. For these purposes, our distributions include cash distributions, any in kind distributions of property that we might make, and deemed or constructive distributions resulting from capital market activities (such as some redemptions), as described below.
Our counsel, Sullivan & Worcester LLP, has provided to us an opinion that we have been organized and have qualified for taxation as a REIT under the IRC for our 2012 through 2016 taxable years, and that our current and anticipated investments and plan of operation will enable us to continue to meet the requirements for qualification and taxation as a REIT under the IRC. Our counsel’s opinions are conditioned upon the assumption that our leases, our declaration of trust and all other legal documents to which we have been or are a party have been and will be complied with by all parties to those documents, upon the accuracy and completeness of the factual matters described in this Annual Report on Form 10-K and upon representations made by us to our counsel as to certain factual matters relating to our organization and operations and our expected manner of operation. If this assumption or a representation is inaccurate or incomplete, our counsel’s opinions may be adversely affected and may not be relied upon. The opinions of our counsel are based upon the law as it exists today, but the law may change in the future, possibly with retroactive effect. Given the highly complex nature of the rules governing REITs, the ongoing importance of factual determinations, and the possibility of future changes in our circumstances, no assurance can be given by Sullivan & Worcester LLP or us that we will qualify as or be taxed as a REIT for any particular year. Any opinion of Sullivan & Worcester LLP as to our qualification or taxation as a REIT will be expressed as of the date issued. Our counsel will have no obligation to advise us or our shareholders of any subsequent change in the matters stated, represented or assumed, or of any subsequent change in the applicable law. Also, the opinions of our counsel are not binding on either the IRS or a court, and either could take a position different from that expressed by our counsel.
Our continued qualification and taxation as a REIT will depend upon our compliance on a continuing basis with various qualification tests imposed under the IRC and summarized below. While we believe that we have satisfied and will satisfy these tests, our counsel does not review compliance with these tests on a continuing basis. If we fail to qualify for taxation as a REIT in any year, we will be subject to federal income taxation as if we were a corporation taxed under subchapter C of the IRC, or a C corporation, and our shareholders will be taxed like shareholders of regular C corporations, meaning that federal income tax generally will be applied at both the corporate and shareholder levels. In this event, we could be subject to significant tax liabilities, and the amount of cash available for distribution to our shareholders could be reduced or eliminated.
If we qualify for taxation as a REIT and meet the tests described below, we generally will not pay federal income tax on amounts we distribute to our shareholders. However, even if we qualify for taxation as a REIT, we may still be subject to federal tax in the following circumstances, as described below:

•	We will be taxed at regular corporate tax rates on any undistributed “real estate investment trust taxable income,” determined by including our undistributed net capital gains, if any.

•	We may be subject to the corporate alternative minimum tax on our items of tax preference.

•
If we have net income from the disposition of “foreclosure property,” as described in Section 856(e) of the IRC, that is held primarily for sale to customers in the ordinary course of a trade or business or from other nonqualifying income from foreclosure property, we will be subject to tax on this income at the highest regular corporate tax rate.

•
If we have net income from “prohibited transactions” - that is, dispositions at a gain of inventory or property held primarily for sale to customers in the ordinary course of a trade or business other than dispositions of foreclosure property and other than dispositions excepted by statutory safe harbors - we will be subject to tax on this income at a 100% rate.

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

•
If we fail to satisfy the REIT asset tests described below, due to reasonable cause and not due to willful neglect, but nonetheless maintain our qualification for taxation as a REIT because of specified cure provisions, we will be subject to a tax equal to the greater of $50,000 or the highest regular corporate tax rate multiplied by the net income generated by the nonqualifying assets that caused us to fail the test.

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

•
If we acquire a REIT asset where our adjusted tax basis in the asset is determined by reference to the adjusted tax basis of the asset in the hands of a C corporation, under specified circumstances we may be subject to federal income taxation on all or part of the built-in gain (calculated as of the date the property ceased being owned by the C corporation) on such asset. We generally do not expect to sell assets if doing so would result in the imposition of a material built-in gains tax liability; but if and when we do sell assets that may have associated built-in gains tax exposure, then we expect to make appropriate provision for the associated tax liabilities on our financial statements.

•
If we acquire a corporation in a transaction where we succeed to its tax attributes, to preserve our qualification for taxation as a REIT we must generally distribute all of the C corporation earnings and profits inherited in that acquisition, if any, no later than the end of our taxable year in which the acquisition occurs. However, if we fail to do so, relief provisions would allow us to maintain our qualification for taxation as a REIT provided we distribute any subsequently discovered C corporation earnings and profits and pay an interest charge in respect of the period of delayed distribution.

•
Our subsidiaries that are C corporations, including our “taxable REIT subsidiaries” as defined in Section 856(l) of the IRC, or TRSs, generally will be required to pay federal corporate income tax on their earnings, and a 100% tax may be imposed on any transaction between us and one of our TRSs that does not reflect arm’s length terms.

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

If we fail to qualify for taxation as a REIT in any year, then we will be subject to federal income tax in the same manner as a regular C corporation. Further, as a regular C corporation, distributions to our shareholders will not be deductible by us, nor will distributions be required under the IRC. Also, to the extent of our current and accumulated earnings and profits, all distributions to our shareholders will generally be taxable as ordinary dividends potentially eligible for the preferential tax rates discussed below in “—Taxation of Taxable U.S. Shareholders” and, subject to limitations in the IRC, will be potentially eligible for the dividends received deduction for corporate shareholders. Finally, we will generally be disqualified from taxation as a REIT for the four taxable years following the taxable year in which the termination is effective. Our failure to qualify for taxation as a REIT for even one year could result in us reducing or eliminating distributions to our shareholders, or in us incurring substantial indebtedness or liquidating substantial investments in order to pay the resulting corporate-level taxes. Relief provisions under the IRC may allow us to continue to qualify for taxation as a REIT even if we fail to comply with various REIT requirements, all as discussed in more detail below. However, it is impossible to state whether in any particular circumstance we would be entitled to the benefit of these relief provisions.
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

(6)
that is not “closely held,” meaning that during the last half of each taxable year, not more than 50% in value of the outstanding shares are owned, directly or indirectly, by five or fewer “individuals” (as defined in the IRC to include specified tax-exempt entities); and

(7)	that meets other tests regarding the nature of its income and assets and the amount of its distributions, all as described below.
Section 856(b) of the IRC provides that conditions (1) through (4) must be met during the entire taxable year and that condition (5) must be met during at least 335 days of a taxable year of 12 months, or during a proportionate part of a taxable year of less than 12 months. We believe that we have met conditions (1) through (7) during each of the requisite periods ending on or before the close of our most recently completed taxable year, and that we will continue to meet these conditions in our current and future taxable years. There can, however, be no assurance in this regard.
To help comply with condition (6), our declaration of trust restricts transfers of our shares that would otherwise result in concentrated ownership positions. These restrictions, however, do not ensure that we have previously satisfied, and may not ensure that we will in all cases be able to continue to satisfy, the share ownership requirements described in condition (6). If we comply with applicable Treasury regulations to ascertain the ownership of our outstanding shares and do not know, or by exercising reasonable diligence would not have known, that we failed condition (6), then we will be treated as having met condition (6). Accordingly, we have complied and will continue to comply with these regulations, including by requesting annually from record holders of significant percentages of our shares information regarding the ownership of our shares. Under our declaration of trust, our shareholders are required to respond to these requests for information. A shareholder that fails or refuses to comply with the request is required by Treasury regulations to submit a statement with its federal income tax return disclosing its actual ownership of our shares and other information.
For purposes of condition (6), an “individual” generally includes a natural person, a supplemental unemployment compensation benefit plan, a private foundation, or a portion of a trust permanently set aside or used exclusively for charitable purposes, but does not include a qualified pension plan or profit-sharing trust. As a result, REIT shares owned by an entity that is not an “individual” are considered to be owned by the direct and indirect owners of the entity that are individuals (as so defined), rather than to be owned by the entity itself. Similarly, REIT shares held by a qualified pension plan or profit-sharing trust are treated as held directly by the individual beneficiaries in proportion to their actuarial interests in such plan or trust. Consequently, five or fewer such trusts could own more than 50% of the interests in an entity without jeopardizing that entity’s qualification for taxation as a REIT.
The IRC provides that we will not automatically fail to qualify for taxation as a REIT if we do not meet conditions (1) through (6), provided we can establish that such failure was due to reasonable cause and not due to willful neglect. Each such excused failure will result in the imposition of a $50,000 penalty instead of REIT disqualification. This relief provision may apply to a failure of the applicable conditions even if the failure first occurred in a year prior to the taxable year in which the failure was discovered.
Our Wholly Owned Subsidiaries and Our Investments Through Partnerships. Except in respect of a TRS as discussed below, Section 856(i) of the IRC provides that any corporation, 100% of whose stock is held by a REIT and its disregarded subsidiaries, is a qualified REIT subsidiary and shall not be treated as a separate corporation for U.S. federal income tax purposes. The assets, liabilities and items of income, deduction and credit of a qualified REIT subsidiary are treated as the REIT’s. We believe that each of our direct and indirect wholly owned subsidiaries, other than the TRSs discussed below (and entities owned in whole or in part by the TRSs), will be either a qualified REIT subsidiary within the meaning of Section 856(i) of the IRC, or a noncorporate entity that for federal income tax purposes is not treated as separate from its owner under Treasury regulations issued under Section 7701 of the IRC, each such disregarded entity referred to as a QRS. Thus, in applying all of the REIT qualification requirements described in this summary, all assets, liabilities and items of income, deduction and credit of our QRSs are treated as ours, and our investment in the stock and other securities of such QRSs will be disregarded.
We have invested and may in the future invest in real estate through one or more entities that are treated as partnerships for federal income tax purposes. In the case of a REIT that is a partner in a partnership, Treasury regulations under the IRC provide that, for purposes of the REIT qualification requirements regarding income and assets described below, the REIT is generally deemed to own its proportionate share, based on respective capital interests, of the income and assets of the partnership (except that for purposes of the 10% value test, described below, the REIT’s proportionate share of the partnership’s assets is based on its proportionate interest in the equity and specified debt securities issued by the partnership). In addition, for these purposes, the character of the assets and items of gross income of the partnership generally remains the same in the hands of the REIT. In contrast, for purposes of the distribution requirement discussed below, we must take into account as a partner our share of the partnership’s income as determined under the general federal income tax rules governing partners and partnerships under Sections 701 through 777 of the IRC.
Subsidiary REITs. We have invested and may in the future invest in real estate through one or more subsidiary entities that are intended to qualify for taxation as REITs. Any subsidiary REIT will generally be subject to the various REIT qualification requirements and other limitations described in this summary that are applicable to us. If one of our subsidiary REITs were to fail to qualify for taxation as a REIT, then (a) the subsidiary REIT would become subject to regular U.S. corporate income tax, as described above, and (b) our ownership of shares in the subsidiary REIT would cease to be a qualifying real estate asset for purposes of the 75% asset test and would become subject to the 5% asset test, the 10% vote test and the 10% value test generally applicable to our ownership in corporations other than REITs and TRSs, all as described under “—Asset Tests” below. If a subsidiary REIT were to fail to qualify for taxation as a REIT, it is possible that we would not meet the 5% asset test, the 10% vote test or the 10% value test with respect to our interest in the subsidiary REIT, in which event we would fail to qualify for taxation as a REIT unless we could utilize applicable relief provisions. We expect to make protective TRS elections with respect to our subsidiary REITs and may implement other protective arrangements intended to avoid a cascading REIT failure if any of our subsidiary REITs were not to qualify for taxation as a REIT, but there can be no assurance that such protective elections and other arrangements will be effective to avoid the resulting adverse consequences to us.
During our 2015 taxable year, we were invested in real estate through a subsidiary that was intended to qualify for taxation as a REIT. Accordingly, the above discussion regarding subsidiary REITs was generally applicable with respect to this subsidiary REIT during that time period. We believe that our former subsidiary REIT was organized and operated in a manner that permitted it to qualify for taxation as a REIT from and after the effective date of its REIT election and through the date of its liquidation for federal income tax purposes. In addition, to limit the possibility of a cascading REIT failure in the event that our former subsidiary REIT had somehow failed to qualify for taxation as a REIT, we made a protective TRS election with respect to this subsidiary that presumably would be effective to the extent our subsidiary had failed to qualify for taxation as a REIT.
Taxable REIT Subsidiaries. We are permitted to own any or all of the securities of a TRS, provided that no more than 25% (20% beginning with our 2018 taxable year) of the total value of our assets, at the close of each quarter, is comprised of our investments in the stock or other securities of our TRSs. Very generally, a TRS is a subsidiary corporation other than a REIT in which a REIT directly or indirectly holds stock and that has made a joint election with its parent REIT to be treated as a TRS. Our ownership of stock and other securities in TRSs is exempt from the 5% asset test, the 10% vote test and the 10% value test discussed below.
In addition, any corporation (other than a REIT) in which a TRS directly or indirectly owns more than 35% of the voting power or value of the outstanding securities of such corporation will automatically be treated as a TRS. Subject to the discussion below, we believe that we and each of our TRSs have complied with, and will continue to comply with, the requirements for TRS status at all times during which we intend for the subsidiary’s TRS election to be in effect, and we believe that the same will be true for any TRS that we later form or acquire.
We acquired in the second quarter of 2015, and owned until the fourth quarter of 2015, an ownership position in RMR Inc., that was in excess of 10% of RMR Inc.’s outstanding securities by vote or value. Accordingly, we elected to treat RMR Inc. as a TRS effective as of June 5, 2015. RMR Inc., through its principal subsidiary, RMR LLC, has provided and continues to provide business and property management and other services to us and to other public and private companies, including other public REITs. Among these clients were and are operators of lodging facilities, operators of health care facilities, and owners of such facilities. Our counsel, Sullivan & Worcester LLP, has provided to us an opinion that the activities proscribed to TRSs under Section 856(l)(3) of the IRC relating to operating or managing lodging facilities or health care facilities should include only regular onsite services or day-to-day operational activities at or for lodging facilities or health care facilities. To the best of our knowledge, neither RMR Inc. nor RMR LLC has been or is involved in proscribed activities at or for lodging facilities or health care facilities. Thus, we do not believe that Section 856(l)(3) of the IRC precluded or precludes RMR Inc. from being treated as our TRS. In addition, because we acquired a significant portion of our investment in RMR Inc. in exchange for our common shares that were newly issued, our counsel, Sullivan & Worcester LLP, is of the opinion that our investment in RMR Inc. should have qualified as a “temporary investment of new capital” under Section 856(c)(5)(B) of the IRC to the extent related to such issuance of our common shares. To the extent our investment in RMR Inc. so qualified, it constituted a “real estate asset” under Section 856(c) of the IRC and did not constitute a security subject to the REIT asset test limitations discussed below for a one-year period that ended in June 2016. If the IRS or a court determines, contrary to the opinion of our counsel, that RMR Inc. was or is precluded from being treated as our TRS, then our ownership position in RMR Inc. in excess of 10% of RMR Inc.’s outstanding securities by vote or value, except to the extent and for the period that such ownership qualified as a “temporary investment of new capital,” would have been and would be in violation of the applicable REIT asset tests described below. Under those circumstances, however, we expect that we would qualify for the REIT asset tests’ relief provision described below, and thereby would preserve our qualification for taxation as a REIT. If the relief provision below were to apply to us, we would be subject to tax at the highest regular corporate tax rate on the net income generated by our investment in RMR Inc. in excess of a 10% ownership position in that company.

Our TRSs are taxed as C corporations that are separate from us. As regular C corporations, TRSs may generally utilize net operating losses and other tax attribute carry-forwards to reduce or otherwise eliminate federal income tax liability in a given taxable year. Net operating losses and other carry-forwards are subject to limitations, including limitations imposed under Section 382 of the IRC following an “ownership change” (as defined in applicable Treasury regulations). As a result, there can be no assurance that our TRSs will be able to utilize, in full or in part, any net operating losses or other carry-forwards that they may generate in the future.
As discussed below, TRSs can perform services for our tenants without disqualifying the rents we receive from those tenants under the 75% gross income test or the 95% gross income test discussed below. Moreover, because our TRSs are taxed as C corporations that are separate from us, their assets, liabilities and items of income, deduction and credit generally are not imputed to us for purposes of the REIT qualification requirements described in this summary. Therefore, our TRSs may generally undertake third-party management and development activities and activities not related to real estate.
Restrictions and sanctions, such as deduction limitations and excise taxes, are imposed on TRSs and their affiliated REITs to ensure that the TRSs will be subject to an appropriate level of federal income taxation. For example, a TRS may not deduct interest paid in any year to an affiliated REIT to the extent that the interest payments exceed, generally, 50% of the TRS’s adjusted taxable income for that year. However, the TRS may carry forward the disallowed interest expense to a succeeding year, and deduct the interest in that later year subject to that year’s 50% adjusted taxable income limitation. In addition, if a TRS pays interest, rent or other amounts to its affiliated REIT in an amount that exceeds what an unrelated third party would have paid in an arm’s length transaction, then the REIT generally will be subject to an excise tax equal to 100% of the excessive portion of the payment. Further, if in comparison to an arm’s length transaction, a third-party tenant has overpaid rent to the REIT in exchange for underpaying the TRS for services rendered, and if the REIT has not adequately compensated the TRS for services provided to or on behalf of the third-party tenant, then the REIT may be subject to an excise tax equal to 100% of the undercompensation to the TRS. A safe harbor exception to this excise tax applies if the TRS has been compensated at a rate at least equal to 150% of its direct cost in furnishing or rendering the service. Finally, beginning with our 2016 taxable year, the 100% excise tax also applies to the underpricing of services by a TRS to its affiliated REIT in contexts where the services are unrelated to services for REIT tenants. There can be no assurance that arrangements involving our TRSs will not result in the imposition of one or more of these deduction limitations or excise taxes, but we do not believe that we or our TRSs are or will be subject to these impositions.
Income Tests. There are two gross income requirements for qualification for taxation as a REIT under the IRC:

•
At least 75% of our gross income for each taxable year (excluding: (a) gross income from sales or other dispositions of property subject to the 100% tax on prohibited transactions; (b) any income arising from “clearly identified” hedging transactions that we enter into to manage interest rate or price changes or currency fluctuations with respect to borrowings we incur to acquire or carry real estate assets; (c) any income arising from “clearly identified” hedging transactions that we enter into primarily to manage risk of currency fluctuations relating to any item that qualifies under the 75% gross income test or the 95% gross income test (or any property that generates such income or gain); (d) beginning with our 2016 taxable year, any income from “clearly identified” hedging transactions that we enter into to manage risk associated with extant, qualified hedges of liabilities or properties that have been extinguished or disposed; (e) real estate foreign exchange gain (as defined in Section 856(n)(2) of the IRC); and (f) income from the repurchase or discharge of indebtedness) must be derived from investments relating to real property, including “rents from real property” as defined under Section 856 of the IRC, interest and gain from mortgages on real property or on interests in real property, income and gain from foreclosure property, gain from the sale or other disposition of real property, or dividends on and gain from the sale or disposition of shares in other REITs (but excluding in all cases any gains subject to the 100% tax on prohibited transactions). When we receive new capital in exchange for our shares or in a public offering of our five-year or longer debt instruments, income attributable to the temporary investment of this new capital in stock or a debt instrument, if received or accrued within one year of our receipt of the new capital, is generally also qualifying income under the 75% gross income test.

•
At least 95% of our gross income for each taxable year (excluding: (a) gross income from sales or other dispositions of property subject to the 100% tax on prohibited transactions; (b) any income arising from “clearly identified” hedging transactions that we enter into to manage interest rate or price changes or currency fluctuations with respect to borrowings we incur to acquire or carry real estate assets; (c) any income arising from “clearly identified” hedging transactions that we enter into primarily to manage risk of currency fluctuations relating to any item that qualifies under the 75% gross income test or the 95% gross income test (or any property that generates such income or gain); (d) beginning with our 2016 taxable year, any income from “clearly identified” hedging transactions that we enter into to manage risk associated with extant, qualified hedges of liabilities or properties that have been extinguished or disposed; (e) passive foreign exchange gain (as defined in Section 856(n)(3) of the IRC); and (f) income from the repurchase or discharge of indebtedness) must be derived from a combination of items of real property income that satisfy the 75% gross income test described above, dividends, interest, or gains from the sale or disposition of stock, securities or real property (but excluding in all cases any gains subject to the 100% tax on prohibited transactions).

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

•
Rents do not qualify if the REIT owns 10% or more by vote or value of stock of the tenant (or 10% or more of the interests in the assets or net profits of the tenant, if the tenant is not a corporation), whether directly or after application of attribution rules. We generally do not intend to lease property to any party if rents from that property would not qualify as “rents from real property,” but application of the 10% ownership rule is dependent upon complex attribution rules and circumstances that may be beyond our control. Our declaration of trust generally disallows transfers or purported acquisitions, directly or by attribution, of our shares to the extent necessary to maintain our qualification for taxation as a REIT under the IRC. Nevertheless, there can be no assurance that these restrictions will be effective to prevent our qualification for taxation as a REIT from being jeopardized under the 10% affiliated tenant rule. Furthermore, there can be no assurance that we will be able to monitor and enforce these restrictions, nor will our shareholders necessarily be aware of ownership of our shares attributed to them under the IRC’s attribution rules.

•
There is a limited exception to the above prohibition on earning “rents from real property” from a 10% affiliated tenant where the tenant is a TRS. If at least 90% of the leased space of a property is leased to tenants other than TRSs and 10% affiliated tenants, and if the TRS’s rent to the REIT for space at that property is substantially comparable to the rents paid by nonaffiliated tenants for comparable space at the property, then otherwise qualifying rents paid by the TRS to the REIT will not be disqualified on account of the rule prohibiting 10% affiliated tenants.

•
In order for rents to qualify, we generally must not manage the property or furnish or render services to the tenants of the property, except through an independent contractor from whom we derive no income or through one of our TRSs. There is an exception to this rule permitting a REIT to perform customary tenant services of the sort that a tax-exempt organization could perform without being considered in receipt of “unrelated business taxable income,” or UBTI, under Section 512(b)(3) of the IRC. In addition, a de minimis amount of noncustomary services provided to tenants will not disqualify income as “rents from real property” as long as the value of the impermissible tenant services does not exceed 1% of the gross income from the property.

•
If rent attributable to personal property leased in connection with a lease of real property is 15% or less of the total rent received under the lease, then the rent attributable to personal property qualifies as “rents from real property.” None of the rent attributable to personal property received under a lease will qualify if this 15% threshold is exceeded. The portion of rental income treated as attributable to personal property is determined according to the ratio of the fair market value of the personal property to the total fair market value of the real and personal property that is rented.

•
In addition, “rents from real property” includes both charges we receive for services customarily rendered in connection with the rental of comparable real property in the same geographical area, even if the charges are separately stated, as well as charges we receive for services provided by our TRSs when the charges are not separately stated. Whether separately stated charges received by a REIT for services that are not geographically customary and provided by a TRS are included in “rents from real property” has not been addressed clearly by the IRS in published authorities; however, our counsel, Sullivan & Worcester LLP, is of the opinion that, although the matter is not free from doubt, “rents from real property” also includes charges we receive for services provided by our TRSs when the charges are separately stated, even if the services are not geographically customary. Accordingly, we believe that our revenues from TRS-provided services, whether the charges are separately stated or not, qualify as “rents from real property” because the services satisfy the geographically customary standard, because the services have been provided by a TRS, or for both reasons.

We believe that all or substantially all of our rents and related service charges have qualified and will continue to qualify as “rents from real property” for purposes of Section 856 of the IRC.
In order to qualify as mortgage interest on real property for purposes of the 75% gross income test, interest must derive from a mortgage loan secured by real property (or interests in real property) with a fair market value at the time the loan is made (reduced by any senior liens on the property) at least equal to the amount of such loan. If the amount of the loan exceeds the fair market value of the real property (as so reduced by senior liens), the interest will be treated as interest on a mortgage loan in a ratio equal to the ratio of the fair market value of the real property (as so reduced by senior liens) to the total amount of the mortgage loan.
Other than sales of foreclosure property, any gain we realize on the sale of property held as inventory or other property held primarily for sale to customers in the ordinary course of a trade or business, together known as dealer gains, may be treated as income from a prohibited transaction that is subject to a penalty tax at a 100% rate. Whether property is held as inventory or primarily for sale to customers in the ordinary course of a trade or business is a question of fact that depends on all the facts and circumstances surrounding the particular transaction. Sections 857(b)(6)(C) and (E) of the IRC provide safe harbors pursuant to which limited sales of real property held for at least two years and meeting specified additional requirements will not be treated as prohibited transactions. However, compliance with the safe harbors is not always achievable in practice. There can be no assurance as to whether or not the IRS might successfully assert that one or more of our dispositions is subject to the 100% penalty tax. Dealer gains subject to the 100% penalty tax are excluded from the 75% and 95% gross income tests, whereas dealer gains exempted from the 100% penalty tax on account of the safe harbors are considered qualifying gross income for purposes of the 75% and 95% gross income tests.
We believe that any gain from dispositions of assets that we have made, or that we might make in the future, including through any partnerships, will generally qualify as income that satisfies the 75% and 95% gross income tests to the extent that such assets qualify as real property, and will not be dealer gains or subject to the 100% penalty tax, because our general intent has been and is to:

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
Even if this relief provision does apply, a 100% tax is imposed upon the greater of the amount by which we failed the 75% gross income test or the amount by which we failed the 95% gross income test, with adjustments, multiplied by a fraction intended to reflect our profitability for the taxable year. This relief provision may apply to a failure of the applicable income tests even if the failure first occurred in a year prior to the taxable year in which the failure was discovered.
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
Asset Tests. At the close of each calendar quarter of each taxable year, we must also satisfy the following asset percentage tests in order to qualify for taxation as a REIT for federal income tax purposes:

•
At least 75% of the value of our total assets must consist of “real estate assets,” defined as real property (including interests in real property and interests in mortgages on real property or on interests in real property), ancillary personal property to the extent that rents attributable to such personal property are treated as rents from real property in accordance with the rules described above (beginning with our 2016 taxable year), cash and cash items, shares in other REITs, debt instruments issued by “publicly offered REITs” as defined in Section 562(c)(2) of the IRC (beginning with our 2016 taxable year), government securities and temporary investments of new capital (that is, any stock or debt instrument that we hold that is attributable to any amount received by us (a) in exchange for our stock or (b) in a public offering of our five-year or longer debt instruments, but only for the one-year period commencing with our receipt of the new capital).

•	Not more than 25% of the value of our total assets may be represented by securities other than those securities that count favorably toward the preceding 75% asset test.

•
Of the investments included in the preceding 25% asset class, the value of any one non-REIT issuer’s securities that we own may not exceed 5% of the value of our total assets. In addition, we may not own more than 10% of the vote or value of any one non-REIT issuer’s outstanding securities, unless the securities are “straight debt” securities or otherwise excepted as discussed below. Our stock and other securities in a TRS are exempted from these 5% and 10% asset tests.

•	Not more than 25% (20% beginning with our 2018 taxable year) of the value of our total assets may be represented by stock or other securities of TRSs.

•
Beginning with our 2016 taxable year, not more than 25% of the value of our total assets may be represented by “nonqualified publicly offered REIT debt instruments” as defined in Section 856(c)(5)(L)(ii) of the IRC.

Our counsel, Sullivan & Worcester LLP, is of the opinion that, although the matter is not free from doubt, our investments in the equity or debt of a TRS, to the extent and during the period they qualify as temporary investments of new capital, will be treated as real estate assets, and not as securities, for purposes of the above REIT asset tests.
If we own a mortgage loan secured by real property (or interests in real property) with a fair market value at the time the loan is made (reduced by any senior liens on the property) at least equal to the amount of such loan, the mortgage loan will generally be treated as a real estate asset for purposes of the 75% asset test above. But if the loan is undersecured when made, then the portion adequately secured by real property (or interests in real property) will generally be treated as a real estate asset for purposes of the 75% asset test above and the remaining portion will generally be treated as a separate security that must satisfy applicable asset tests.
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
In addition, if we fail the 5% asset test, the 10% vote test or the 10% value test at the close of any quarter and we do not cure such failure within thirty days after the close of that quarter, that failure will nevertheless be excused if (a) the failure is de minimis and (b) within six months after the last day of the quarter in which we identify the failure, we either dispose of the assets causing the failure or otherwise satisfy the 5% asset test, the 10% vote test and the 10% value test. For purposes of this relief provision, the failure will be de minimis if the value of the assets causing the failure does not exceed $10,000,000. If our failure is not de minimis, or if any of the other REIT asset tests have been violated, we may nevertheless qualify for taxation as a REIT if (a) we provide the IRS with a description of each asset causing the failure, (b) the failure was due to reasonable cause and not willful neglect, (c) we pay a tax equal to the greater of (1) $50,000 or (2) the highest regular corporate tax rate imposed on the net income generated by the assets causing the failure during the period of the failure, and (d) within six months after the last day of the quarter in which we identify the failure, we either dispose of the assets causing the failure or otherwise satisfy all of the REIT asset tests. These relief provisions may apply to a failure of the applicable asset tests even if the failure first occurred in a year prior to the taxable year in which the failure was discovered.
The IRC also provides an excepted securities safe harbor to the 10% value test that includes among other items (a) “straight debt” securities, (b) specified rental agreements in which payment is to be made in subsequent years, (c) any obligation to pay “rents from real property,” (d) securities issued by governmental entities that are not dependent in whole or in part on the profits of or payments from a nongovernmental entity, and (e) any security issued by another REIT. In addition, any debt instrument issued by an entity classified as a partnership for federal income tax purposes, and not otherwise excepted from the definition of a security for purposes of the above safe harbor, will not be treated as a security for purposes of the 10% value test if at least 75% of the partnership’s gross income, excluding income from prohibited transactions, is qualifying income for purposes of the 75% gross income test.
We have maintained and will continue to maintain records of the value of our assets to document our compliance with the above asset tests and intend to take actions as may be required to cure any failure to satisfy the tests within thirty days after the close of any quarter or within the six month periods described above.
Based on the discussion above, we believe that we have satisfied, and will continue to satisfy, the REIT asset tests outlined above on a continuing basis beginning with our first taxable year as a REIT.
Annual Distribution Requirements. In order to qualify for taxation as a REIT under the IRC, we are required to make annual distributions other than capital gain dividends to our shareholders in an amount at least equal to the excess of:

(1)	the sum of 90% of our “real estate investment trust taxable income” and 90% of our net income after tax, if any, from property received in foreclosure, over

(2)
the amount by which our non-cash income (e.g., imputed rental income or income from transactions inadvertently failing to qualify as like-kind exchanges) exceeds 5% of our “real estate investment trust taxable income.”

For these purposes, our “real estate investment trust taxable income” is as defined under Section 857 of the IRC and is computed without regard to the dividends paid deduction and our net capital gain and will generally be reduced by specified corporate-level taxes that we pay (e.g., taxes on built-in gains or foreclosure property income).

For our 2014 and prior taxable years, a distribution of ours that was not pro rata within a class of our beneficial interests entitled to a distribution, or which was not consistent with the rights to distributions among our classes of beneficial interests, would have been a preferential distribution that would not have been taken into consideration for purposes of the distribution requirements, and accordingly the payment of a preferential distribution would have affected our ability to meet the distribution requirements. Taking into account our distribution policies, including any dividend reinvestment plan we adopted, we do not believe that we made any preferential distributions in 2014 or prior taxable years. From and after our 2015 taxable year, the preferential distribution rule has not applied to us because we have been and expect to remain a “publicly offered REIT” (as defined in Section 562(c)(2) of the IRC) that is required to file annual and periodic reports with the SEC under the Exchange Act.
Distributions must be paid in the taxable year to which they relate, or in the following taxable year if declared before we timely file our federal income tax return for the earlier taxable year and if paid on or before the first regular distribution payment after that declaration. If a dividend is declared in October, November or December to shareholders of record during one of those months, and is paid during the following January, then for federal income tax purposes such dividend will be treated as having been both paid and received on December 31 of the prior taxable year.
The 90% distribution requirements may be waived by the IRS if a REIT establishes that it failed to meet them by reason of distributions previously made to meet the requirements of the 4% excise tax discussed below. To the extent that we do not distribute all of our net capital gain and all of our “real estate investment trust taxable income,” as adjusted, we will be subject to federal income tax at regular corporate tax rates on undistributed amounts. Even if we fully distribute our net capital gain and all of our “real estate investment trust taxable income,” we may be subject to the corporate alternative minimum tax on our items of tax preference. In addition, we will be subject to a 4% nondeductible excise tax to the extent we fail within a calendar year to make required distributions to our shareholders of 85% of our ordinary income and 95% of our capital gain net income plus the excess, if any, of the “grossed up required distribution” for the preceding calendar year over the amount treated as distributed for that preceding calendar year. For this purpose, the term “grossed up required distribution” for any calendar year is the sum of our taxable income for the calendar year without regard to the deduction for dividends paid and all amounts from earlier years that are not treated as having been distributed under the provision. We will be treated as having sufficient earnings and profits to treat as a dividend any distribution by us up to the amount required to be distributed in order to avoid imposition of the 4% excise tax.
If we do not have enough cash or other liquid assets to meet the 90% distribution requirements, or if we so choose, we may find it necessary or desirable to arrange for new debt or equity financing to provide funds for required distributions in order to maintain our qualification for taxation as a REIT. We can provide no assurance that financing would be available for these purposes on favorable terms, or at all.
We may be able to rectify a failure to pay sufficient dividends for any year by paying “deficiency dividends” to shareholders in a later year. These deficiency dividends may be included in our deduction for dividends paid for the earlier year, but an interest charge would be imposed upon us for the delay in distribution. While the payment of a deficiency dividend will apply to a prior year for purposes of our REIT distribution requirements and our dividends paid deduction, it will be treated as an additional distribution to the shareholders receiving it in the year such dividend is paid.
In addition to the other distribution requirements above, to preserve our qualification for taxation as a REIT we are required to timely distribute all C corporation earnings and profits that we inherit from acquired corporations, as described below.
Acquisitions of C Corporations
We may in the future engage in transactions where we acquire all of the outstanding stock of a C corporation. Upon these acquisitions, except to the extent we make an applicable TRS election, each of our acquired entities and their various wholly-owned corporate and noncorporate subsidiaries will become our QRSs. Thus, after such acquisitions, all assets, liabilities and items of income, deduction and credit of the acquired and then disregarded entities will be treated as ours for purposes of the various REIT qualification tests described above. In addition, we generally will be treated as the successor to the acquired and then disregarded entities’ federal income tax attributes, such as those entities’ (a) adjusted tax bases in their assets and their depreciation schedules; and (b) earnings and profits for federal income tax purposes, if any. The carryover of these attributes creates REIT implications such as built-in gains tax exposure and additional distribution requirements, as described below. However, when we make an election under Section 338(g) of the IRC with respect to corporations that we acquire, we generally will not be subject to such attribute carryovers in respect of attributes existing prior to such election.
Built-in Gains from C Corporations. Notwithstanding our qualification and taxation as a REIT, under specified circumstances we may be subject to corporate taxation if we acquire a REIT asset where our adjusted tax basis in the asset is determined by reference to the adjusted tax basis of the asset as owned by a C corporation. For instance, we may be subject to federal income taxation on all or part of the built-in gain (calculated as of the date the property ceased being owned by the C corporation) on such an asset if we sell the asset during a prescribed period beginning on the day the asset was acquired. The prescribed period has ranged from as much as ten years to as few as five years, and is currently five years. To the extent of our gains in a taxable year that are subject to the built-in gains tax, net of any taxes paid on such gains with respect to that taxable year, our taxable dividends paid in the following year will be potentially eligible for taxation to noncorporate U.S. shareholders at the preferential tax rates for “qualified dividends” as described below in “—Taxation of Taxable U.S. Shareholders”. We generally do not expect to sell assets if doing so would result in the imposition of a material built-in gains tax liability; but if and when we do sell assets that may have associated built-in gains tax exposure, then we expect to make appropriate provision for the associated tax liabilities on our financial statements.
Earnings and Profits. Following a corporate acquisition, we must generally distribute all of the C corporation earnings and profits inherited in that transaction, if any, no later than the end of our taxable year in which the transaction occurs, in order to preserve our qualification for taxation as a REIT. However, if we fail to do so, relief provisions would allow us to maintain our qualification for taxation as a REIT provided we distribute any subsequently discovered C corporation earnings and profits and pay an interest charge in respect of the period of delayed distribution. C corporation earnings and profits that we inherit are, in general, specially allocated under a priority rule to the earliest possible distributions following the event causing the inheritance, and only then is the balance of our earnings and profits for the taxable year allocated among our distributions to the extent not already treated as a distribution of C corporation earnings and profits under the priority rule. The distribution of these earnings and profits is potentially eligible for taxation to noncorporate U.S. shareholders at the preferential tax rates for “qualified dividends” as described below in “—Taxation of Taxable U.S. Shareholders”.
Acquisition of CCIT

We acquired CCIT (an entity that itself had qualified for taxation as a REIT prior to such acquisition) in 2015 in a transaction that was intended to qualify as a “reorganization” within the meaning of Section 368(a) of the IRC, and both our counsel, Sullivan & Worcester LLP, and counsel to CCIT so opined. As a result, we are generally liable for unpaid taxes, including penalties and interest (if any), of CCIT. In addition, if CCIT is deemed to have lost its qualification for taxation as a REIT prior to the date that we acquired it and no relief is available, we would face the following tax consequences:

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
Depreciation and Federal Income Tax Treatment of Leases
Our initial tax bases in our assets will generally be our acquisition cost. We will generally depreciate our depreciable real property on a straight-line basis over forty years and our personal property over the applicable shorter periods. These depreciation schedules may vary for properties that we acquire through tax-free or carryover basis acquisitions, or that are the subject of cost segregation analyses.
We are entitled to depreciation deductions from our facilities only if we are treated for federal income tax purposes as the owner of the facilities. This means that the leases of the facilities must be classified for federal income tax purposes as true leases, rather than as sales or financing arrangements, and we believe this to be the case.
Distributions to our Shareholders
As described above, we expect to make distributions to our shareholders from time to time. These distributions may include cash distributions, in kind distributions of property, and deemed or constructive distributions resulting from capital market activities. The U.S. federal income tax treatment of our distributions will vary based on the status of the recipient shareholder as more fully described below under “—Taxation of Taxable U.S. Shareholders,” “—Taxation of Tax-Exempt U.S. Shareholders,” and “—Taxation of Non-U.S. Shareholders.”
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

(3)	our dividends attributable to dividend income, if any, received by us from C corporations such as TRSs;

(4)	our dividends attributable to earnings and profits that we inherit from C corporations; and

(5)	our dividends to the extent attributable to income upon which we have paid federal corporate income tax (such as taxes on built-in gains), net of the corporate taxes thereon.
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
In addition, we may elect to retain net capital gain income and treat it as constructively distributed. In that case:

(1)	we will be taxed at regular corporate capital gains tax rates on retained amounts;

(2)	each U.S. shareholder will be taxed on its designated proportionate share of our retained net capital gains as though that amount were distributed and designated as a capital gain dividend;

(3)	each U.S. shareholder will receive a credit or refund for its designated proportionate share of the tax that we pay;

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
Distributions in excess of our current or accumulated earnings and profits will not be taxable to a U.S. shareholder to the extent that they do not exceed the shareholder’s adjusted tax basis in our shares, but will reduce the shareholder’s basis in such shares. To the extent that these excess distributions exceed a U.S. shareholder’s adjusted basis in such shares, they will be included in income as capital gain, with long-term gain generally taxed to noncorporate U.S. shareholders at preferential maximum rates. No U.S. shareholder may include on its federal income tax return any of our net operating losses or any of our capital losses. In addition, no portion of any of our dividends is eligible for the dividends received deduction for corporate shareholders.
If a dividend is declared in October, November or December to shareholders of record during one of those months, and is paid during the following January, then for federal income tax purposes the dividend will be treated as having been both paid and received on December 31 of the prior taxable year. Also, items that are treated differently for regular and alternative minimum tax purposes are to be allocated between a REIT and its shareholders under Treasury regulations which are to be prescribed. It is possible that these Treasury regulations will permit or require tax preference items to be allocated to our shareholders with respect to any accelerated depreciation or other tax preference items that we claim. We may choose to allocate applicable tax preference items to our shareholders, even in the absence of such regulations.
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
If a U.S. shareholder recognizes a loss upon a disposition of our shares in an amount that exceeds a prescribed threshold, it is possible that the provisions of Treasury regulations involving “reportable transactions” could apply, with a resulting requirement to separately disclose the loss-generating transaction to the IRS. These Treasury regulations are written quite broadly, and apply to many routine and simple transactions. A reportable transaction currently includes, among other things, a sale or exchange of our shares resulting in a tax loss in excess of (a) $10 million in any single year or $20 million in a prescribed combination of taxable years in the case of our shares held by a C corporation or by a partnership with only C corporation partners or (b) $2 million in any single year or $4 million in a prescribed combination of taxable years in the case of our shares held by any other partnership or an S corporation, trust or individual, including losses that flow through pass through entities to individuals. A taxpayer discloses a reportable transaction by filing IRS Form 8886 with its federal income tax return and, in the first year of filing, a copy of Form 8886 must be sent to the IRS’s Office of Tax Shelter Analysis. The annual maximum penalty for failing to disclose a reportable transaction is generally $10,000 in the case of a natural person and $50,000 in any other case.
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
Taxation of Tax-Exempt U.S. Shareholders
The rules governing the federal income taxation of tax-exempt entities are complex, and the following discussion is intended only as a summary of material considerations of an investment in our shares relevant to such investors. If you are a tax-exempt shareholder, we urge you to consult your own tax advisor to determine the impact of federal, state, local and foreign tax laws, including any tax return filing and other reporting requirements, with respect to your acquisition or investment in our shares.
Our distributions made to shareholders that are tax-exempt pension plans, individual retirement accounts or other qualifying tax-exempt entities should not constitute UBTI, provided that the shareholder has not financed its acquisition of our shares with “acquisition indebtedness” within the meaning of the IRC, that the shares are not otherwise used in an unrelated trade or business of the tax-exempt entity, and that, consistent with our present intent, we do not hold a residual interest in a real estate mortgage investment conduit. Special UBTI rules under Section 856(h)(3) of the IRC may apply to a trust described in Section 401(a) of the IRC if it owns more than 10% by value of a class of our shares.
Taxation of Non-U.S. Shareholders
The rules governing the U.S. federal income taxation of non-U.S. shareholders are complex, and the following discussion is intended only as a summary of material considerations of an investment in our shares relevant to such investors. If you are a non-U.S. shareholder, we urge you to consult your own tax advisor to determine the impact of U.S. federal, state, local and foreign tax laws, including any tax return filing and other reporting requirements, with respect to your acquisition or investment in our shares.
We expect that a non-U.S. shareholder’s receipt of (a) distributions from us, and (b) proceeds from the sale of our shares, will not be treated as income effectively connected with a U.S. trade or business and a non-U.S. shareholder will therefore not be subject to the higher tax rates and increased reporting requirements that apply to income effectively connected with a U.S. trade or business. This expectation and a number of the determinations below are predicated on our shares being listed on a U.S. national securities exchange, such as The NASDAQ Stock Market LLC, or Nasdaq. Although there can be no assurance in this regard, we expect that each class of our shares has been and will remain listed on a U.S. national securities exchange; however, we can provide no assurance that our shares will continue to be so listed in future taxable years or that any class of our shares that we may issue in the future will be so listed.
Distributions. A distribution by us to a non-U.S. shareholder that is not designated as a capital gain dividend will be treated as an ordinary income dividend to the extent that it is made out of our current or accumulated earnings and profits. A distribution of this type will generally be subject to U.S. federal income tax and withholding at the rate of 30%, or at a lower rate if the non-U.S. shareholder has in the manner prescribed by the IRS demonstrated to the applicable withholding agent its entitlement to benefits under a tax treaty. Because we cannot determine our current and accumulated earnings and profits until the end of the taxable year, withholding at the statutory rate of 30% or applicable lower treaty rate will generally be imposed on the gross amount of any distribution to a non-U.S. shareholder that we make and do not designate as a capital gain dividend. Notwithstanding this potential withholding on distributions in excess of our current and accumulated earnings and profits, these distributions are a nontaxable return of capital to the extent that they do not exceed the non-U.S. shareholder’s adjusted basis in our shares, and the nontaxable return of capital will reduce the adjusted basis in these shares. To the extent that distributions in excess of our current and accumulated earnings and profits exceed the non-U.S. shareholder’s adjusted basis in our shares, the distributions will give rise to federal income tax liability only in the unlikely event that the non-U.S. shareholder would otherwise be subject to tax on any gain from the sale or exchange of these shares, as discussed below under “—Dispositions of Our Shares.” A non-U.S. shareholder may seek a refund from the IRS of amounts withheld on distributions to it in excess of our current and accumulated earnings and profits.
For so long as a class of our shares is listed on a U.S. national securities exchange, capital gain dividends that we declare and pay to a non-U.S. shareholder on those shares, as well as dividends to a non-U.S. shareholder on those shares attributable to our sale or exchange of “United States real property interests” within the meaning of Section 897 of the IRC, or USRPIs, will not be subject to withholding as though those amounts were effectively connected with a U.S. trade or business, and non-U.S. shareholders will not be required to file U.S. federal income tax returns or pay branch profits tax in respect of these dividends. Instead, these dividends will generally be treated as ordinary dividends and subject to withholding in the manner described above.

Tax treaties may reduce the withholding obligations on our distributions. Under some treaties, however, rates below 30% that are applicable to ordinary income dividends from U.S. corporations may not apply to ordinary income dividends from a REIT or may apply only if the REIT meets specified additional conditions. A non-U.S. shareholder must generally use an applicable IRS Form W-8, or substantially similar form, to claim tax treaty benefits. If the amount of tax withheld with respect to a distribution to a non-U.S. shareholder exceeds the shareholder’s U.S. federal income tax liability with respect to the distribution, the non-U.S. shareholder may file for a refund of the excess from the IRS. Treasury regulations also provide special rules to determine whether, for purposes of determining the applicability of a tax treaty, our distributions to a non-U.S. shareholder that is an entity should be treated as paid to the entity or to those owning an interest in that entity, and whether the entity or its owners are entitled to benefits under the tax treaty.
If, contrary to our expectation, a class of our shares was not listed on a U.S. national securities exchange and we made a distribution on those shares that was attributable to gain from the sale or exchange of a USRPI, then a non-U.S. shareholder holding those shares would be taxed as if the distribution was gain effectively connected with a trade or business in the United States conducted by the non-U.S. shareholder. In addition, the applicable withholding agent would be required to withhold from a distribution to such a non-U.S. shareholder, and remit to the IRS, up to 35% of the maximum amount of any distribution that was or could have been designated as a capital gain dividend. The non-U.S. shareholder also would generally be subject to the same treatment as a U.S. shareholder with respect to the distribution (subject to any applicable alternative minimum tax and a special alternative minimum tax in the case of a nonresident alien individual), would be subject to fulsome U.S. federal income tax return reporting requirements, and, in the case of a corporate non-U.S. shareholder, may owe the up to 30% branch profits tax under Section 884 of the IRC (or lower applicable tax treaty rate) in respect of these amounts.
A special “wash sale” rule under Section 897(h)(5) of the IRC may apply to a non-U.S. shareholder that owns more than 10% of a class of our shares.
Dispositions of Our Shares. If as expected our shares are not USRPIs, then a non-U.S. shareholder’s gain on the sale of these shares generally will not be subject to U.S. federal income taxation or withholding. We expect that our shares will not be USRPIs because one or both of the following exemptions will be available at all times.
First, for so long as a class of our shares is listed on a U.S. national securities exchange, a non-U.S. shareholder’s gain on the sale of those shares will not be subject to U.S. federal income taxation as a sale of a USRPI. Second, our shares will not constitute USRPIs if we are a “domestically controlled REIT.” A domestically controlled REIT is a REIT in which at all times during the preceding five-year period less than 50% of the fair market value of its outstanding shares was directly or indirectly held by foreign persons. From and after December 18, 2015, a person who at all relevant times holds less than 5% of a REIT’s shares that are “regularly traded” on a domestic “established securities market” is deemed to be a U.S. person in making the determination of whether a REIT is domestically controlled, unless the REIT has actual knowledge that the person is not a U.S. person. Other presumptions apply in making the determination with respect to other classes of REIT shareholders. As a result of applicable presumptions, we expect to be able to demonstrate from and after December 18, 2015 that we are less than 50% foreign owned. For periods prior to December 18, 2015, we believe that we were less than 50% foreign owned, but that may not be possible to demonstrate unless and until a pending technical correction clarifies the statute on this point. Accordingly, we can provide no assurance that we have been or will remain a domestically controlled REIT, particularly if that determination includes the period before December 18, 2015, when the presumptions described above may not apply unless and until the pending technical correction is passed.
If, contrary to our expectation, a gain on the sale of our shares is subject to U.S. federal income taxation (for example, because neither of the above exemptions were then available, i.e., that class of our shares were not then listed on a U.S. national securities exchange and we were not a domestically controlled REIT), then (a) a non-U.S. shareholder would generally be subject to the same treatment as a U.S. shareholder with respect to its gain (subject to any applicable alternative minimum tax and a special alternative minimum tax in the case of nonresident alien individuals), (b) the non-U.S. shareholder would also be subject to fulsome U.S. federal income tax return reporting requirements, and (c) a purchaser of that class of our shares from the non-U.S. shareholder may be required to withhold 15% of the purchase price paid to the non-U.S. shareholder and to remit the withheld amount to the IRS.
Information Reporting, Backup Withholding, and Foreign Account Withholding
Information reporting, backup withholding, and foreign account withholding may apply to distributions or proceeds paid to our shareholders under the circumstances discussed below. If a shareholder is subject to backup or other U.S. federal income tax withholding, then the applicable withholding agent will be required to withhold the appropriate amount with respect to a deemed or constructive distribution or a distribution in kind even though there is insufficient cash from which to satisfy the withholding obligation. To satisfy this withholding obligation, the applicable withholding agent may collect the amount of U.S.

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

•
certifies that the U.S. shareholder is exempt from backup withholding because (a) it comes within an enumerated exempt category, (b) it has not been notified by the IRS that it is subject to backup withholding, or (c) it has been notified by the IRS that it is no longer subject to backup withholding; and

•	certifies that it is a U.S. citizen or other U.S. person.
If the U.S. shareholder has not provided and does not provide its correct taxpayer identification number and appropriate certifications on an IRS Form W-9 or substantially similar form, it may be subject to penalties imposed by the IRS, and the applicable withholding agent may have to withhold a portion of any distributions or proceeds paid to such U.S. shareholder. Unless the U.S. shareholder has established on a properly executed IRS Form W-9 or substantially similar form that it comes within an enumerated exempt category, distributions or proceeds on our shares paid to it during the calendar year, and the amount of tax withheld, if any, will be reported to it and to the IRS.
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
Non-U.S. financial institutions and other non-U.S. entities are subject to diligence and reporting requirements for purposes of identifying accounts and investments held directly or indirectly by U.S. persons. The failure to comply with these additional information reporting, certification and other requirements could result in a 30% withholding tax on applicable payments to non-U.S. persons. In particular, a payee that is a foreign financial institution that is subject to the diligence and reporting requirements described above must enter into an agreement with the U.S. Department of the Treasury requiring, among other things, that it undertake to identify accounts held by “specified United States persons” or “United States owned foreign entities” (each as defined in the IRC), annually report information about such accounts, and withhold 30% on applicable payments to noncompliant foreign financial institutions and account holders. Foreign financial institutions located in jurisdictions that have an intergovernmental agreement with the United States with respect to these requirements may be subject to different rules. The foregoing withholding regime generally applies to payments of dividends on our shares, and is expected to generally apply to other “withholdable payments” (including payments of gross proceeds from a sale, exchange, redemption, retirement or other disposition of our shares) made after December 31, 2018. In general, to avoid withholding, any non-U.S. intermediary through which a shareholder owns our shares must establish its compliance with the foregoing regime, and a non-U.S. shareholder must provide specified documentation (usually an applicable IRS Form W-8) containing information about its identity, its status, and if required, its direct and indirect U.S. owners. Non-U.S. shareholders and shareholders who hold our shares through a non-U.S. intermediary are encouraged to consult their own tax advisors regarding foreign account tax compliance.
Other Tax Considerations
Our tax treatment and that of our shareholders may be modified by legislative, judicial or administrative actions at any time, which actions may be retroactive in effect. The rules dealing with federal income taxation are constantly under review by the U.S. Congress, the IRS and the U.S. Department of the Treasury, and statutory changes, new regulations, revisions to existing regulations and revised interpretations of established concepts are issued frequently. Likewise, the rules regarding taxes other than U.S. federal income taxes may also be modified. No prediction can be made as to the likelihood of passage of new tax legislation or other provisions, or the direct or indirect effect on us and our shareholders. Revisions to tax laws and interpretations of these laws could adversely affect our ability to qualify and be taxed as a REIT, as well as the tax or other consequences of an investment in our shares. We and our shareholders may also be subject to taxation by state, local or other jurisdictions, including those in which we or our shareholders transact business or reside. These tax consequences may not be comparable to the U.S. federal income tax consequences discussed above.
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
Prohibited Transactions
Fiduciaries of ERISA plans and persons making the investment decision for a non-ERISA plan should consider the application of the prohibited transaction provisions of ERISA and the IRC in making their investment decision. Sales and other transactions between an ERISA or non-ERISA plan, and persons related to it, are prohibited transactions. The particular facts concerning the sponsorship, operations and other investments of an ERISA plan or non-ERISA plan may cause a wide range of other persons to be treated as disqualified persons or parties in interest with respect to it. A prohibited transaction, in addition to imposing potential personal liability upon fiduciaries of ERISA plans, may also result in the imposition of an excise tax under the IRC or a penalty under ERISA upon the disqualified person or party in interest with respect to the plan. If the disqualified person who engages in the transaction is the individual on behalf of whom an IRA, Roth IRA or other tax-favored account is maintained or his beneficiary, the IRA, Roth IRA or other tax-favored account may lose its tax-exempt status and its assets may be deemed to have been distributed to the individual in a taxable distribution on account of the prohibited transaction, but no excise tax will be imposed. Fiduciaries considering an investment in our securities should consult their own legal advisors as to whether the ownership of our securities involves a prohibited transaction.
“Plan Assets” Considerations
The U.S. Department of Labor has issued a regulation defining “plan assets.” The regulation, as subsequently modified by ERISA, generally provides that when an ERISA or non-ERISA plan acquires a security that is an equity interest in an entity and that security is neither a “publicly offered security” nor a security issued by an investment company registered under the Investment Company Act of 1940, as amended, the ERISA plan’s or non-ERISA plan’s assets include both the equity interest and an undivided interest in each of the underlying assets of the entity, unless it is established either that the entity is an operating company or that equity participation in the entity by benefit plan investors is not significant. We are not an investment company registered under the Investment Company Act of 1940, as amended.
Each class of our equity (that is, our common shares and any other class of equity that we may issue) must be analyzed separately to ascertain whether it is a publicly offered security. The regulation defines a publicly offered security as a security that is “widely held,” “freely transferable” and either part of a class of securities registered under the Exchange Act, or sold under an effective registration statement under the Securities Act of 1933, as amended, provided the securities are registered under the Exchange Act within 120 days after the end of the fiscal year of the issuer during which the offering occurred. Each class of our outstanding shares has been registered under the Exchange Act within the necessary time frame to satisfy the foregoing condition.
The regulation provides that a security is “widely held” only if it is part of a class of securities that is owned by 100 or more investors independent of the issuer and of one another. However, a security will not fail to be “widely held” because the number of independent investors falls below 100 subsequent to the initial public offering as a result of events beyond the issuer’s control. We believe our common shares have been and will remain widely held, and we expect the same to be true of any future class of equity that we may issue, but we can give no assurances in this regard.
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
Assuming that each class of our shares will be “widely held” and that no other facts and circumstances exist that restrict transferability of these shares, our counsel, Sullivan & Worcester LLP, is of the opinion that our shares will not fail to be “freely transferable” for purposes of the regulation due to the restrictions on transfer of our shares under our declaration of trust and that under the regulation each class of our currently outstanding shares is publicly offered and our assets will not be deemed to be “plan assets” of any ERISA plan or non-ERISA plan that acquires our shares in a public offering. This opinion is conditioned upon certain assumptions and representations, as discussed above in “Material United States Federal Income Tax Considerations—Taxation as a REIT.”

Item 1A. Risk Factors
Our business is subject to a number of risks and uncertainties. The risks described below may not be the only risks we face but are risks we believe material at this time. Additional risks that we do not yet know of, or that we currently think are immaterial, may also impair our business operations or financial results. If any of the events or circumstances described below occurs, our business, financial condition or results of operations and the market price of our securities could decline. Investors and prospective investors should consider the following risks and the information contained under the heading “Warning Concerning Forward Looking Statements” before deciding whether to invest in our securities.
Risks Related to Our Business
We may be unable to lease our properties when our leases expire, and we may experience declining rents or incur significant costs to renew our leases or to lease our properties to new tenants.
Although we typically will seek to renew our leases with current tenants when they expire, we cannot be sure that we will be successful in doing so. If our tenants do not renew their leases, we may be unable to locate new tenants to maintain or increase the historical occupancy rates of, or rents from, our properties. When we renew our leases with current tenants or lease to new tenants, we may have to spend substantial amounts for leasing commissions, tenant improvements or other tenant inducements. Moreover, many of our Mainland Properties have been specially designed for the particular business of our tenants; if the current leases for such properties are terminated or are not renewed, we may be required to renovate such properties at substantial costs, decrease the rents we charge or provide other concessions in order to lease such properties to new tenants.
When we reset rents, renew leases or lease to new tenants at our Hawaii Properties, our rents may decrease.
Approximately 40% of our Hawaii Properties require the rents to be reset periodically based on fair market values, which could result in rental increases or decreases. Our ability to increase rents when rent resets occur will depend upon then prevailing market conditions, which are beyond our control. While rent resets involving our Hawaii Properties have, in the aggregate, resulted in rent increases during the period of our and our former parent's ownership, in some instances rent resets have resulted in rent decreases. Accordingly, the historical increases achieved from rent resets involving our Hawaii Properties may not be repeated in the future.
Current office space utilization trends may adversely impact our business.
There is a general trend in office real estate for companies to decrease the space they occupy per employee. This increase in office utilization rates may result in our office tenants renewing their leases for less area than they currently occupy, which could increase the vacancy and decrease rental income at our properties. The need to reconfigure leased office space to increase utilization also may require us to spend increased amounts for tenant improvements.
Increasing interest rates may adversely affect us.
Since the most recent U.S. economic recession, the U.S. Federal Reserve has taken actions that have resulted in low interest rates for a long period of time. In December 2016, the U.S. Federal Reserve raised its benchmark interest rate by a quarter of a percentage point, and market interest rates rose after the recent U.S. presidential election in anticipation of possible increased government spending and inflation. Market interest rates may continue to increase, and increases may materially and negatively affect us in several ways, including:

•
Investors may consider whether to buy or sell our common shares based upon the distribution rate on our common shares relative to prevailing market interest rates. If market interest rates go up, investors may expect a higher distribution rate than we are able to pay or may sell our common shares and seek alternate investments with a higher distribution rate. Sales of our common shares may cause a decline in the market price of our common shares.

•
Amounts outstanding under our revolving credit facility and term loan require interest to be paid at variable interest rates. When interest rates increase, our interest costs will increase, which could adversely affect our cash flow, our ability to pay principal and interest on our debt, our cost of refinancing our debt when it becomes due and our ability to make or sustain the rate of distributions to our shareholders. Additionally, if we choose to hedge our interest rate risk in addition to our current cash flow hedge on $41.0 million of aggregate principal amount of mortgage debt outstanding as of December 31, 2016, we cannot be sure that the hedge, including our cash flow hedge, will be effective or that our hedging counterparty will meet its obligations to us.

•
Property values are often determined, in part, based upon a capitalization of rental income formula. When market interest rates increase, property investors often demand higher capitalization rates and that causes property values to decline. Increases in interest rates could lower the value of our properties and cause the market price of our common shares to decline.

Our ability to increase rents in Hawaii may be limited in the future by government action.
In 2009, the Hawaii state legislature enacted legislation that would have limited rent increases at certain of our Hawaii Properties. In May 2010, the U.S. District Court in Hawaii ruled that this legislation violated the U.S. Constitution and was unenforceable. In October 2010, our former parent entered a settlement agreement with the State of Hawaii pursuant to which the State’s appeal of this decision was dismissed with prejudice in return for its agreement not to pursue its attorneys’ fees from the State. The Hawaii state legislature may in the future adopt laws to limit rent increases at our Hawaii Properties, and, even if we are successful in challenging such laws, the cost of doing so may be significant.
Substantially all of our properties are leased to single tenants and the majority of our tenants do not have investment grade ratings.
Substantially all of our total revenues as of December 31, 2016 were from properties leased to single tenants. We expect that we will continue to derive substantially all of our revenues from single tenant properties and, therefore, the success of single tenant properties will be materially dependent on the performance of those tenants under their respective leases. Tenant defaults or failure to renew leases upon termination will adversely impact our revenues. In addition to not realizing rental income, many property level operating expenses and capital expenditures, such as real estate taxes, insurance, utilities, maintenance and repairs, other than, in certain circumstances, roof and structural element related expenditures, are paid or reimbursed by our tenants pursuant to our leases, and a tenant default could leave us responsible for paying these expenses. Because our properties are leased to single tenants, the adverse impact of individual tenant defaults or non-renewals is likely to be greater than would be the case if our properties were leased to multiple tenants.
The occurrence of a tenant bankruptcy or insolvency could diminish the income we receive from that tenant’s lease. If a tenant becomes bankrupt or insolvent, federal law may prohibit us from evicting such a tenant based solely upon such bankruptcy or insolvency. In addition, a bankrupt or insolvent tenant may be authorized to reject and terminate its lease with us. Any claims against a bankrupt tenant for unpaid future rent would be subject to statutory limitations that may result in our receipt of rental income that is substantially less than the contractually specified rent we are owed under the lease. In addition, any claim we have for unpaid past rent may not be paid in full.
The majority of our tenants are not rated by any nationally recognized statistical rating organization. It is more difficult to assess the ability of a tenant that is not rated to meet its obligations to us than that of a rated tenant. Further, tenants may be rated when we enter leases with them but their ratings may be later lowered or terminated during the term of the leases.
REIT distribution requirements and limitations on our ability to access reasonably priced capital may adversely impact our ability to carry out our business plan.
To retain our qualification for taxation as a REIT, we are required to distribute at least 90% of our annual REIT taxable income (excluding capital gains). Accordingly, we may not be able to retain sufficient cash to fund our operations, repay our debts, invest in our properties or fund our acquisitions or development or redevelopment efforts. Our business strategies therefore depend, in part, upon our ability to raise additional capital at reasonable costs. The volatility in the availability of capital to businesses on a global basis in most debt and equity markets generally may limit our ability to raise reasonably priced capital. We may be also unable to raise reasonably priced capital because of reasons related to our business, market perceptions of our prospects, the terms of our indebtedness or for reasons beyond our control, such as market conditions. Because the earnings we are permitted to retain are limited, if we are unable to raise reasonably priced capital, we may not be able to carry out our business plan.
We may be unable to grow our business by acquisitions of additional properties.
Part of our business plan involves the acquisition of additional properties. Our ability to make profitable acquisitions is subject to risks, including, but not limited to, risks associated with:

•	competition from other investors, including publicly traded and private REITs, numerous financial institutions, individuals and public and private companies;

•	contingencies in our acquisition agreements; and

•	the availability and terms of financing.
Additionally, we might encounter unanticipated difficulties and expenditures relating to any acquired properties. For example:

•
we do not believe that it is possible to fully understand a property before it is owned and operated for an extended period of time, and, notwithstanding pre-acquisition due diligence, we could acquire a property that contains undisclosed defects in design or construction;

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

•
property operating costs for our acquired properties may be higher than anticipated, which may result in our tenants that reimburse us for those costs terminating their leases, and our acquired properties may not yield expected returns;

•
we may acquire properties subject to unknown liabilities and without any recourse, or with limited recourse, such as liability for the cleanup of undisclosed environmental contamination or for claims by tenants, vendors or other persons related to actions taken by former owners of properties; and

•	acquired properties might require significant management attention that would otherwise be devoted to our ongoing business.
For these reasons, among others, we might not realize the anticipated benefits of our acquisitions, and our business plan to acquire additional properties may not succeed or may cause us to experience losses.
We face significant competition.
We face significant competition for acquisition opportunities from other investors, including publicly traded and private REITs, numerous financial institutions, individuals and public and private companies. Because of competition, we may be unable to acquire, or may pay a significantly increased purchase price for, a desired property, which would reduce our expected returns from that property. Some of our competitors may have greater financial and other resources than us.
In addition, we face competition for tenants at our properties. Some competing properties may be newer, better located or more attractive to tenants. Competing properties may have lower rates of occupancy than our properties, which may result in competing owners offering available space at lower rents than we offer at our properties. Development activities may increase the supply of properties of the type we own in the leasing markets in which we own properties which may increase the competition we face. These competition matters may affect our ability to attract and retain tenants and may reduce the rents we are able to charge.
Ownership of real estate is subject to environmental and climate change risks.
Ownership of real estate is subject to risks associated with environmental hazards. We may be liable for environmental hazards at, or migrating from, our properties, including those created by prior owners or occupants, existing tenants, abutters or other persons. Various federal and state laws impose liabilities upon property owners, including us, for environmental damages arising at, or migrating from, owned properties, and we cannot be sure that we will not be held liable for the costs of environmental investigation and clean up at, or near, our properties. As an owner or previous owner of properties, we also may be liable to pay damages to government agencies or third parties for costs and damages they incur arising from environmental hazards at, or migrating from, our properties. The costs and damages that may arise from environmental hazards are often difficult to project and may be substantial.

Although our leases generally require our tenants to operate in compliance with applicable law and to indemnify us against any environmental liabilities arising from their activities on our properties, we could be subject to strict liability by virtue of our ownership interests. Also, our tenants may be unwilling or have insufficient financial resources to satisfy their indemnification obligations under our leases. Furthermore, such liabilities or obligations may affect the ability of some tenants to pay their rents to us.
Although we have reviewed our properties for potential environmental liabilities and have established a reserve for potential costs that may be incurred as a result of environmental contamination, we cannot be sure that we have identified all potential environmental liabilities or that our reserve will be sufficient to cover any costs we may incur relating to environmental matters. Some of our properties contain, or may have contained, or are near other properties that contain, or may have contained, underground storage tanks for the storage of petroleum products and other hazardous substances. The presence of such storage tanks may have resulted or may result in the release of petroleum products or other hazardous substances onto our properties. In addition, certain of our properties are on or near other properties upon which others have engaged, or may in the future engage, in activities that may release petroleum products or other hazardous substances which migrate to our properties.
We do not have any insurance to limit losses that we may incur as a result of known or unknown environmental conditions. As of December 31, 2016, we had reserved approximately $8.2 million for potential environmental liabilities arising at our properties. The environmental reserve our former parent applied to the Initial Properties, and that we have applied since we began owning the Initial Properties, historically has not varied significantly from year to year and the actual historical costs to remediate certain environmental issues have not deviated significantly from the corresponding reserve amount. Nevertheless, environmental exposures are difficult to assess and estimate for numerous reasons, including uncertainty about the extent of contamination, alternative treatment methods that may be applied, location of the property which subjects it to differing local laws and regulations and their interpretations, as well as the time it takes to remediate contamination. In developing reserves for potential environmental liability on a property by property basis, we consider among other things, enacted laws and regulations, assessments of contamination and surrounding geology, the quality of information available, currently available technologies for treatment, alternative methods of remediation and our prior experience and the known experience of prior owners or occupants of our properties. Environmental reserves are based on estimates which are subject to significant change and are often adjusted as remediation treatments progress, as circumstances change and as environmental contingencies become more clearly defined and reasonably estimable. Although we do not believe that there are environmental conditions at any of our properties that will materially and adversely affect us, we cannot be sure that such conditions or costs we may be required to incur in the future to address environmental contamination will not materially and adversely affect us.
We believe some of our properties may contain asbestos. We believe any asbestos on our properties is contained in accordance with applicable laws and regulations, and we have no current plans to remove it. If we removed the asbestos or demolished the affected properties, certain environmental regulations govern the manner in which the asbestos must be handled and removed, and we could incur substantial costs complying with such regulations.
Some observers believe severe weather activities in different parts of the country over the last few years is evidence of global climate change. Such severe weather that may result from climate change may have an adverse effect on individual properties we own. Further, the political debate about climate change has resulted in various treaties, laws and regulations that are intended to limit carbon emissions. These or future laws may cause costs at our properties to increase. Laws enacted to mitigate climate change may make some of our buildings obsolete or require us to make material investments in our properties which could materially and adversely affect our financial condition and results of operations. For more information regarding climate change matters and their possible adverse impact on us, please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Impact of Climate Change” of this Annual Report on Form 10-K.
Real estate ownership creates risks and liabilities.
In addition to the risks related to environmental hazards and climate change, our business is subject to other risks associated with real estate ownership, including:

•	the illiquid nature of real estate markets, which limits our ability to sell our assets rapidly to respond to changing market conditions;

•	the subjectivity of real estate valuations and changes in such valuations over time;

•	costs that may be incurred relating to property maintenance and repair, and the need to make expenditures due to changes in government regulations; and

•	litigation incidental to our business.
We currently have a concentration of properties located in Oahu, Hawaii, which creates risks.
Approximately 19.8% of our total revenue as of December 31, 2016 was received from our Hawaii Properties. This geographic concentration creates risks. For example:

•
We may be significantly affected by Hawaii’s economy. Hawaii’s economy is heavily influenced by tourism. A decline in tourism to Hawaii may affect our Hawaii tenants’ ability to pay rent to us and could adversely affect us; and

•
Oahu’s remote location on a volcanic island makes our properties there vulnerable to certain risks from natural disasters, such as tsunamis, hurricanes, flooding, volcanic eruptions and earthquakes, which could cause damage to our properties, affect our Hawaii Properties’ tenants’ ability to pay rent to us and cause the value of our properties to decline.

Real estate construction and redevelopment creates risks.
Part of our business plan involves the possible development or redevelopment of some of our properties as the existing leases expire or as our tenants’ needs evolve. The development and redevelopment of new and existing buildings involves significant risks in addition to those involved in the ownership and operation of leased properties, including the risks that financing may not be available on favorable terms for development projects and construction may not be completed on schedule or within budget, resulting in increased debt service expense and construction costs and delays in leasing such properties and generating cash flow. Development activities are also subject to risks relating to the inability to obtain, or delays in obtaining, all necessary zoning, land use, building, occupancy, and other required government permits and authorizations. Once completed, any new properties may perform below anticipated financial results. The occurrence of one or more of the foregoing in connection with our development or redevelopment activities could have an adverse effect on our financial condition and results of operations. In addition, development activities, regardless of whether or not they are ultimately successful, typically require a substantial amount of management’s time and attention which could take management’s time away from our other day to day operations.
We have debt and we may incur additional debt.
As of December 31, 2016, our consolidated indebtedness was $2.4 billion, our ratio of consolidated net debt to total gross assets (total assets plus accumulated depreciation) was 48.2% and we had $423.0 million available for borrowing under our $750.0 million revolving credit facility. Our revolving credit facility and our $350.0 million term loan may be increased to up to $2.2 billion on a combined basis under certain circumstances. There are no limits in our organizational documents on the amount of debt we may incur, and we may incur substantial debt.
Our incurring excessive debt could limit our ability to obtain financing for working capital, capital expenditures, acquisitions, construction projects, refinancing, lease obligations or other purposes and jeopardize our ability to maintain investment grade ratings. These obligations may also increase our vulnerability to adverse economic, market and industry conditions, limit our flexibility in planning for, or reacting to, changes in our business, and place us at a disadvantage in relation to competitors that have lower debt levels. As a result, we are subject to numerous risks associated with debt financing, including the risk that our cash flow could be insufficient to meet required payments on our debt or to enable us to sustain our rate of distribution to our shareholders. In addition, amounts outstanding under our revolving credit facility and term loan require interest to be paid at variable interest rates. When interest rates increase, so will our interest costs, which could adversely affect our cash flow, our ability to pay principal and interest on our debt and our cost of refinancing our debt when it becomes due. For further information regarding our exposure to risks associated with market changes in interest rates, please see elsewhere in this Annual Report on Form 10-K, including Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk.” We have a cash flow hedge on $41.0 million of mortgage debt, and, in the future, we may choose to hedge our interest rate risk. We cannot be sure that our current hedge or any future hedge will be effective or that any hedging counterparty will meet its obligations to us. Any or all of the above events and factors could have an adverse effect on our results of operations and financial condition.

If we default under any of our debt obligations, we may be in default under the agreements governing other debt obligations of ours which have cross default provisions, including the agreement governing our revolving credit facility and term loan, or our credit agreement, and our senior unsecured notes indenture and its supplement. In such case, our lenders may demand immediate payment of any outstanding indebtedness and we could be forced to liquidate our assets for less than the values we would receive in a more orderly process.
Our credit agreement and our senior unsecured notes indenture and its supplement contain terms limiting our ability to incur additional debt. These terms, or our failure or inability to meet them, could adversely affect our business and may prevent us from making distributions to our shareholders.
Our credit agreement includes various conditions to our borrowing, financial and other covenants, including covenants requiring us to maintain certain minimum debt service coverage and leverage ratios, and events of default. Our senior unsecured notes indenture and its supplement also impose customary restrictions on us, including requiring us to comply with certain debt to asset ratios and debt service coverage ratios if we want to incur additional debt and requiring us to maintain at least a specified ratio of total unencumbered assets to debt. We may not be able to satisfy all of these conditions or may default on some of these covenants for various reasons, including for reasons beyond our control. Complying with these covenants may limit our ability to take actions that may be beneficial to us and our shareholders.
If we default under our credit agreement, our lenders may demand immediate payment of any amounts outstanding and may elect not to fund future borrowings under our revolving credit facility or term loan. During the continuance of any event of default under our credit agreement, we may be limited or in some cases prohibited from making distributions to our shareholders. Any such default would likely have serious and adverse consequences to us and would likely cause the market price of our common shares to decline.
In the future, we may obtain additional debt financing, and the covenants and conditions which apply to any such additional indebtedness may be more restrictive than the covenants and conditions contained in our credit agreement or senior unsecured notes indenture and its supplement.
Insurance on our properties may not adequately cover all losses, and uninsured losses could materially and adversely affect us.
Our tenants are generally responsible for the costs of insurance coverage for the properties we lease to them, including for casualty, liability, fire, extended coverage and rental or business interruption loss insurance. Either we purchase the insurance ourselves and our tenants are required to reimburse us, or the tenants buy the insurance directly and are required to list us as an insured party. In the future, we may acquire properties for which we are responsible for the costs of insurance. Depending upon the location of the property, including our Hawaii Properties, losses of a catastrophic nature, such as those caused by tsunamis, hurricanes, flooding, volcanic eruptions and earthquakes, may be covered by insurance policies with limitations such as large deductibles or co-payments that we or a responsible tenant may not be able to pay. Insurance proceeds may not be adequate to restore an affected property to its condition prior to a loss or to compensate us for our losses, including the loss of future revenues from an affected property, and we could be materially and adversely affected.
We may incur significant costs complying with the Americans with Disabilities Act and similar laws.
Under the Americans with Disabilities Act and certain similar state statutes, places of public accommodation and many commercial properties must meet specified requirements related to access and use by disabled persons. We may be required to make substantial capital expenditures at our properties to comply with these laws. In addition, non-compliance could result in the imposition of fines or an award of damages to private litigants. These expenditures may have an adverse impact on our financial results and the market price of our common shares.
Current government policies regarding interest rates and trade policies may cause a recession.
The U.S. Federal Reserve policy regarding the timing and amount of future increases in interest rates, changing U.S. and other countries’ trade policies and declining foreign economic conditions and markets may hinder the growth of the U.S. economy. It is unclear whether the U.S. economy will be able to withstand these market challenges and global uncertainty and achieve meaningful and sustained growth. Economic weakness in the U.S. economy generally or a new U.S. recession would likely adversely affect our financial condition and that of our tenants, could impact the ability of our tenants to renew our leases or pay rent to us, and may cause the value of our properties to decline.

Our business could be adversely impacted if there are deficiencies in our disclosure controls and procedures or our internal control over financial reporting.
The design and effectiveness of our disclosure controls and procedures and our internal control over financial reporting may not prevent all errors, misstatements or misrepresentations. While our management will continue to review the effectiveness of our disclosure controls and procedures and our internal control over financial reporting, there can be no guarantee that our disclosure controls and procedures and internal control over financial reporting will be effective in accomplishing all control objectives all of the time. Deficiencies, including any material weaknesses, in our disclosure controls and procedures or internal control over financial reporting could result in misstatements of our results of operations or our financial statements or could otherwise materially and adversely affect our business, reputation, results of operations, financial condition or liquidity.
RMR LLC relies on information technology networks and related systems, and any material failure, inadequacy, interruption or security failure of those networks and systems could materially and adversely affect us.
RMR LLC’s information technology networks and related systems are essential to its ability to perform our day to day operations (including managing our building systems). As a result, we face risks associated with security breaches, whether through cyber attacks or cyber intrusions over the Internet, malware, computer viruses, attachments to emails, persons who access our systems from inside or outside the RMR LLC organization and other significant disruptions of RMR LLC’s information technology networks and related systems. A security breach or other significant disruption involving RMR LLC’s information technology networks and related systems could disrupt our operations; result in the unauthorized access to, and the destruction, loss, theft, misappropriation or release of, proprietary, personally identifiable, confidential, sensitive or otherwise valuable information, which others could use to compete against us or which could expose us to damage claims by third parties for disruptive, destructive or otherwise harmful purposes and outcomes; require significant management attention and resources to remedy any damages that result; subject us to claims for breach of contract, damages, credits, penalties or termination of leases or other agreements; or damage our business relationships or reputation generally. Any or all of the foregoing could materially and adversely affect us.
Although RMR LLC takes various actions to maintain the security and integrity of its information technology networks and related systems, and has implemented various measures to manage the risk of a security breach or disruption, we cannot be sure that RMR LLC’s security efforts and measures will be effective or that any attempted security breaches or disruptions would not be successful or damaging. Even the most well protected information, networks, systems and facilities remain potentially vulnerable because the techniques used in such attempted security breaches evolve and generally are not recognized until launched against a target, and in some cases are designed to not be detected and, in fact, may not be detected. Accordingly, RMR LLC may be unable to anticipate these techniques or to implement adequate security barriers or other preventative measures. It is therefore not possible for this risk to be entirely mitigated.
Changes in lease accounting standards may materially and adversely affect us.
The Financial Accounting Standards Board, or FASB, has adopted new accounting rules, to be effective for fiscal years ending after December 2018, which will require companies to capitalize all leases on their balance sheets by recognizing a lessee’s rights and obligations. When the final rules are effective, many companies that account for certain leases on an “off balance sheet” basis will be required to account for such leases “on balance sheet.” This change will remove many of the differences in the way companies account for owned property and leased property, and could have a material effect on various aspects of our tenants’ businesses, including the appearance of their credit quality and other factors they consider in deciding whether to own or lease properties. When the rules are effective, or as the effective date approaches, the rules could cause companies that lease properties to prefer shorter lease terms in an effort to reduce the leasing liability required to be recorded on their balance sheets. The new rules may also make lease renewal options less attractive because under certain circumstances, the rules will require a tenant to assume that a renewal right will be exercised and accrue a liability relating to the longer lease term.
Risks Related to Our Relationships with GOV, RMR Inc. and RMR LLC
GOV owns 27.9% of our common shares. As a result, investors in our securities will have less influence over our business than shareholders of most other publicly owned companies.
As of the date of this Annual Report on Form 10-K, GOV owned 27.9% of our outstanding common shares. For so long as GOV continues to retain a significant ownership stake in us, GOV may have significant influence in the election of all of the members of our Board of Trustees, including our Independent Trustees, and the outcome of shareholder actions. As a result, GOV may have the ability to significantly impact all matters affecting us, including:

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
On June 5, 2015, we participated in a transaction with RMR Inc., RMR LLC, ABP Trust, GOV and two other REITs to which RMR LLC provides management services in which, among other things, we acquired 3,166,891 shares of RMR Inc.’s class A common stock, ABP Trust acquired 880,000 of our common shares and we amended our management agreements with RMR LLC and extended them for continuing 20 year terms, or the Up-C Transaction. In December 2015, we distributed 1,580,055 of the shares of RMR Inc.’s class A common stock that we received in the Up-C Transaction pro rata to our shareholders. We believe the Up-C Transaction provided several benefits to us, including an attractive investment in the equity securities of RMR Inc., the further alignment of the interests of RMR LLC, Adam Portnoy and Barry Portnoy with our interests and greater transparency for us and our shareholders into the compensation practices and financial and operating results of RMR LLC. However, our investment in RMR Inc. is subject to various risks, including the highly competitive nature of RMR LLC’s business and the limited public market for RMR Inc.’s securities, among others, which may result in us losing some or all of our investment in RMR Inc. or otherwise not realizing the benefits we expect from the Up-C Transaction. For further information on the Up-C Transaction, see “Note 13: Related Person Transactions-Acquisition of Interest in RMR LLC” of this Annual Report on Form 10-K.
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
Each of our executive officers is also an officer of RMR LLC, and our President and Chief Operating Officer, David Blackman, is the president and chief operating officer of GOV. Because our executive officers have duties to RMR LLC, and David Blackman has duties to GOV, as well as to our company, we do not have their undivided attention. They face conflicts in allocating their time and resources between our company and RMR LLC and other companies to which it provides services and GOV, as applicable.
Our management structure and agreements and relationships with GOV and RMR LLC and RMR LLC’s and its controlling shareholders’ relationships with others may create conflicts of interest, or the appearance of such conflicts, and may restrict our investment activities.
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
RMR LLC also acts as the manager for GOV and two other Nasdaq listed REITs: HPT, which owns hotels and travel centers; and SNH, which primarily owns healthcare, senior living properties and medical office buildings. RMR LLC also provides services to other publicly and privately owned companies, including: Five Star, which operates senior living communities; TA, which operates and franchises travel centers, convenience stores and restaurants; and Sonesta, which operates, manages and franchises hotels, resorts and cruise ships. These multiple responsibilities and relationships could create competition for the time and efforts of RMR LLC, Adam Portnoy and Barry Portnoy and may give rise to conflicts of interest, or the appearance of such conflicts of interest.
As a result of these relationships, our management agreements were not negotiated on an arm’s length basis between unrelated parties, and therefore the terms, including the fees payable to RMR LLC, may not be as favorable to us as they would have been if they were negotiated on an arm’s length basis between unrelated parties. Our property management fees are calculated based on rents we receive and construction supervision fees for construction at our properties overseen and managed by RMR LLC, and our base business management fee is calculated based upon the lower of the historical costs of our real estate investments and our market capitalization. These fee arrangements could incentivize RMR LLC to pursue acquisitions, capital transactions, tenancies and construction projects or to avoid disposing of our assets in order to increase or maintain its management fees. If we do not effectively manage our investment, disposition, and capital transactions and leasing, construction and other property management activities, we may pay increased management fees without proportional benefits to us.
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
Adam Portnoy is a managing director, president, chief executive officer and controlling shareholder (through ABP Trust) of RMR Inc. and an officer of RMR LLC and Barry Portnoy is a managing director, officer and controlling shareholder (through ABP Trust) of RMR Inc. and an officer of RMR LLC. Adam Portnoy and Barry Portnoy (through ABP Trust) also own class A membership units of RMR LLC. All of the members of our Board of Trustees, including our Independent Trustees, are members of one or more boards of trustees or directors of other companies to which RMR LLC provides management services. Our executive officers are also officers of RMR LLC and our President and Chief Operating Officer, David Blackman, also serves as president and chief operating officer of GOV. In addition to their investments in RMR Inc. and RMR LLC, our Managing Trustees hold equity investments in other companies to which RMR LLC provides management services and some of these companies have significant cross ownership interests, including, for example: our Managing Trustees own, directly or indirectly, in aggregate 1.9% of our outstanding common shares, 36.7% of Five Star’s outstanding common stock, 1.4% of HPT’s outstanding common shares, 2.5% of GOV’s outstanding common shares and 1.3% of SNH’s outstanding common shares; GOV owns 27.9% of our outstanding common shares; HPT owns 8.7% of TA’s outstanding common shares; and SNH owns 8.5% of Five Star’s outstanding common stock. Our executive officers may also own equity investments in other companies to which RMR LLC provides management services. Such equity ownership or positions could create, or appear to create, conflicts of interest with respect to matters involving us, the other companies to which RMR LLC provides management services and their related parties. Conflicts of interest or the appearance of conflicts of interest could have a material adverse impact on our reputation, business and the market price of our common shares and other securities and we may be subject to increased risk of litigation as a result.

The Up-C Transaction and the agreements entered into as part of the Up-C Transaction are among related persons, which increases the risk of allegations of conflicts of interest, and such allegations may impair our ability to realize the benefits we expect from the Up-C Transaction.
Because of the various relationships among us, GOV, RMR Inc., RMR LLC and the other REITs to which RMR LLC provides management services, the Up-C Transaction and the agreements entered into as part of the Up-C Transaction, including the amendment and extension of our management agreements for 20 year terms, are among related persons. The Up-C Transaction and the terms thereof were negotiated and reviewed by a Joint Special Committee comprised solely of our Independent Trustees and the independent trustees of the other REITs to which RMR LLC provides management services, or the Joint Special Committee, and were separately approved and adopted by our Independent Trustee who did not, at that time, serve as an independent trustee of any of the other REITs, by a Special Committee of our Board of Trustees, comprised solely of our Independent Trustees, or our Special Committee, and by our Board of Trustees. Morgan Stanley & Co. LLC acted as financial advisor to the Joint Special Committee and FBR Capital Markets & Co. acted as financial advisor to our Special Committee. Nonetheless, because of these various relationships, the Up-C Transaction was not negotiated on an arm’s length basis among unrelated third parties, and therefore may not be on terms as favorable to us or the other REITs to which RMR LLC provides management services as it would have been if it was negotiated on an arm’s length basis among unrelated parties. As a result of these relationships, we may be subject to increased risk that our shareholders or the shareholders of the other REITs to which RMR LLC provides management services may challenge the Up-C Transaction and the agreements entered into as part of the Up-C Transaction. Any such challenge could result in substantial costs and be a diversion to our management’s attention, could have a material adverse effect on our reputation, business and growth and could adversely affect our ability to realize the benefits we expect from the Up-C Transaction, whether or not the allegations have merit or are substantiated.
The termination of our management agreements may require us to pay a substantial termination fee, including in the case of a termination for unsatisfactory performance, which may limit our ability to end our relationship with RMR LLC.
The terms of our management agreements with RMR LLC automatically extend on December 31st of each year so that such terms thereafter end on the 20th anniversary of the date of the extension. We have the right to terminate these agreements: (1) at any time on 60 days’ written notice for convenience, (2) immediately upon written notice for cause, as defined in the agreements, (3) on written notice given within 60 days after the end of any applicable calendar year for a performance reason, as defined in the agreements, and (4) by written notice during the 12 months following a manager change of control, as defined in the agreements. However, if we terminate a management agreement for convenience, or if RMR LLC terminates a management agreement with us for good reason, as defined in such agreement, we are obligated to pay RMR LLC a termination fee in an amount equal to the sum of the present values of the monthly future fees, as defined in the agreement, payable to RMR LLC for the then remaining term, which depending on the time of termination, would be between 19 and 20 years. Additionally, if we terminate a management agreement for a performance reason, as defined in the agreement, we are obligated to pay RMR LLC the termination fee calculated as described above, but assuming a remaining term of 10 years. These provisions substantially increase the cost to us of terminating the management agreements without cause, which may limit our ability to end our relationship with RMR LLC as our manager. The payment of the termination fee could have a material adverse effect on our financial condition, including our ability to pay dividends to our shareholders.
Our management arrangements with RMR LLC may discourage our change of control.
Our management agreements with RMR LLC have continuing 20 year terms that renew annually. As noted in the preceding risk factor, if we terminate either of these management agreements other than for cause or upon a change of control of our manager, we are obligated to pay RMR LLC a substantial termination fee. For these reasons, our management agreements with RMR LLC may discourage a change of control of us, including a change of control which might result in payment of a premium for our common shares.
We may be at an increased risk for dissident shareholder activities due to perceived conflicts of interest arising from our management structure.
In the past, in particular following periods of volatility in the overall market or declines in the market price of a company’s securities, shareholder litigation, dissident shareholder trustee nominations and dissident shareholder proposals have often been instituted against companies alleging conflicts of interest in business dealings with affiliated and related persons and entities. Our relationships with GOV, RMR Inc., RMR LLC, AIC, the other businesses and entities to which RMR LLC provides management services, Adam Portnoy and Barry Portnoy and other related persons of RMR LLC may precipitate such activities. Certain proxy advisory firms which have significant influence over the voting by shareholders of public companies have, in the past, recommended, and in the future may recommend, that shareholders withhold votes for the election of our incumbent Trustees and vote against our say on pay vote or other management proposals. These recommendations may affect the outcome of our Board of Trustees elections and impact our governance, which may increase shareholder activism and litigation. These activities, if instituted against us, could result in substantial costs, and diversion of our management’s attention and could have a material adverse impact on our reputation or business.
We may experience losses from our business dealings with AIC.
We, ABP Trust, GOV and four other companies to which RMR LLC provides management services each own 14.3% of AIC, and we have invested $6.2 million in AIC. We and those other AIC shareholders participate in a combined property insurance program designed and reinsured in part by AIC and we periodically consider the possibilities for expanding our relationship with AIC to other types of insurance. Our principal reason for investing in AIC and for purchasing insurance in these programs is to seek to improve our financial results by obtaining improved insurance coverages at lower costs than may be otherwise available to us or by participating in any profits which we may realize as an owner of AIC. While we believe we have in the past benefitted from these arrangements, these beneficial financial results may not occur in the future, and we may need to invest additional capital in order to continue to pursue these results. AIC’s business involves the risks typical of an insurance business, including the risk that it may not operate profitably. Accordingly, financial benefits from our business dealings with AIC may not be achieved in the future, and we may experience losses from these dealings.
Risks Related to Our Organization and Structure
Ownership limitations and certain provisions in our declaration of trust, bylaws and contracts, as well as certain provisions of Maryland law, may deter, delay or prevent a change in our control or unsolicited acquisition proposals.
Our declaration of trust prohibits any shareholder other than RMR LLC and its affiliates (as defined under Maryland law) and certain persons who have been exempted by our Board of Trustees, including GOV, from owning, directly and by attribution, more than 9.8% of the number or value of shares (whichever is more restrictive) of any class or series of our outstanding shares of beneficial interest, including our common shares. This provision of our declaration of trust is intended to, among other purposes, assist with our REIT compliance under the IRC, and otherwise to promote our orderly governance. However, this provision may also inhibit acquisitions of a significant stake in us and may deter, delay or prevent a change in control of us or unsolicited acquisition proposals that a shareholder may consider favorable. Additionally, provisions contained in our declaration of trust and bylaws or under Maryland law may have a similar impact, including, for example, provisions relating to:

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
Our ownership interest in AIC may prevent shareholders from accumulating a large stake in us, from nominating or serving as Trustees, or from taking actions to otherwise control our business.
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
Our declaration of trust authorizes us, and our bylaws and indemnification agreements require us, to indemnify any present or former Trustee or officer, to the maximum extent permitted by Maryland law, who is made or threatened to be made a party to a proceeding by reason of his or her service in those and other capacities. In addition, we may be obligated to pay or reimburse the expenses incurred by our present and former Trustees and officers without requiring a preliminary determination of their ultimate entitlement to indemnification. As a result, we and our shareholders may have more limited rights against our present and former Trustees and officers than might otherwise exist absent the provisions in our declaration of trust, bylaws and indemnification agreements or that might exist with other companies, which could limit our shareholders' recourse in the event of actions not in their best interests.
Disputes with RMR LLC and shareholder litigation against us or our Trustees and officers may be referred to binding arbitration proceedings.
Our contracts with RMR LLC provide that any dispute arising under those contracts may be referred to binding arbitration proceedings. Similarly, our bylaws provide that certain actions by our shareholders against us or against our Trustees and officers, other than disputes, or any portion thereof, regarding the meaning, interpretation or validity of any provision of our declaration of trust or bylaws, may be referred to binding arbitration proceedings. As a result, we and our shareholders would not be able to pursue litigation in courts against RMR LLC or our Trustees and officers for disputes referred to arbitration in accordance with our bylaws. In addition, the ability to collect attorneys’ fees or other damages may be limited in the arbitration proceedings, which may discourage attorneys from agreeing to represent parties wishing to commence such a proceeding.
Our bylaws designate the Circuit Court for Baltimore City, Maryland as the sole and exclusive forum for certain actions and proceedings that may be initiated by our shareholders, which could limit our shareholders’ ability to obtain a favorable judicial forum for disputes with us or our Trustees, officers, manager, agents or employees.
Our bylaws currently provide that, unless the dispute has been referred to binding arbitration, the Circuit Court for Baltimore City, Maryland will be the sole and exclusive forum for: (1) any derivative action or proceeding brought on our behalf; (2) any action asserting a claim for breach of a duty owed by any Trustee, officer, manager, agent or employee of ours to us or our shareholders; (3) any action asserting a claim against us or any Trustee, officer, manager, agent or employee of ours arising pursuant to Maryland law, our declaration of trust or bylaws brought by or on behalf of a shareholder; or (4) any action asserting a claim against us or any Trustee, officer, manager, agent or employee of ours that is governed by the internal affairs doctrine. Our bylaws currently also provide that the Circuit Court for Baltimore City, Maryland will be the sole and exclusive forum for any dispute, or portion thereof, regarding the meaning, interpretation or validity of any provision of our declaration of trust or bylaws. Any person or entity purchasing or otherwise acquiring or holding any interest in our shares of beneficial interest shall be deemed to have notice of and to have consented to these provisions of our bylaws, as they may be amended from time to time. These choice of forum provisions may limit a shareholder’s ability to bring a claim in a judicial forum that the shareholder believes is favorable for disputes with us or our Trustees, officers, manager, agents or employees, which may discourage lawsuits against us and our Trustees, officers, manager or agents.
We may change our operational, financing and investment policies without shareholder approval and we may become more highly leveraged, which may increase our risk of default under our debt obligations.
Our Board of Trustees determines our operational, financing and investment policies and may amend or revise our policies, including our policies with respect to our intention to qualify for taxation as a REIT, acquisitions, dispositions, growth, operations, indebtedness, capitalization and distributions, or approve transactions that deviate from these policies, without a vote of, or notice to, our shareholders. Policy changes could adversely affect the market price of our common shares and our ability to make distributions to our shareholders. Further, our organizational documents do not limit the amount or percentage of indebtedness, funded or otherwise, that we may incur. Our Board of Trustees may alter or eliminate our current policy on borrowing at any time without shareholder approval. If this policy changes, we could become more highly leveraged, which could result in an increase in our debt service costs. Higher leverage also increases the risk of default on our obligations. In addition, a change in our investment policies, including the manner in which we allocate our resources across our portfolio or the types of assets in which we seek to invest, may increase our exposure to interest rate risk, real estate market fluctuations and liquidity risk.
Risks Related to Our Taxation
The loss of our status as a REIT for U.S. federal income tax purposes could have significant adverse consequences.

As a REIT, we generally do not pay federal or state income taxes. However, actual qualification for taxation as a REIT under the IRC depends on our satisfying complex statutory requirements, for which there are only limited judicial and administrative interpretations. We believe that we have been organized and have operated, and will continue to be organized and to operate, in a manner that qualified and will continue to qualify us to be taxed as a REIT under the IRC. However, we cannot be certain that, upon review or audit, the IRS will agree with this conclusion. Furthermore, there is no guarantee that the federal government will continue to afford favorable income tax treatment to REITs and their shareholders.

Maintaining our qualification for taxation as a REIT will require us to continue to satisfy tests concerning, among other things, the nature of our assets, the sources of our income and the amounts we distribute to our shareholders. In order to meet these requirements, it may be necessary for us to sell or forgo attractive investments.

If we cease to qualify for taxation as a REIT, then our ability to raise capital might be adversely affected, we will be in breach under our credit agreement, we may be subject to material amounts of federal and state income taxes and the value of our shares likely would decline. In addition, if we lose or revoke our qualification for taxation as a REIT for a taxable year, we will generally be prevented from requalifying for taxation as a REIT for the next four taxable years.
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
Even if we qualify and remain qualified for taxation as a REIT, we may face other tax liabilities that reduce our cash flow.
Even if we qualify and remain qualified for taxation as a REIT, we may be subject to federal, state and local taxes on our income and assets, including taxes on any undistributed income, excise taxes, state or local income, property and transfer taxes, and other taxes. For further information, see “Business—Material United States Federal Income Tax Considerations—Taxation as a REIT” of this Annual Report on Form 10-K. Also, some state jurisdictions may in the future limit or eliminate certain favorable deductions, including the dividends paid deduction, which could increase our income tax expense and, in fact, the Hawaii state legislature is considering legislation that would eliminate the dividends paid deduction afforded to REITs under Hawaii tax laws. In addition, in order to meet the requirements for qualification and taxation as a REIT, prevent the recognition of particular types of non-cash income, or avert the imposition of a 100% tax that applies to specified gains derived by a REIT from dealer property or inventory, we may hold some of our assets and operations through our TRSs or other subsidiary corporations that will be subject to corporate level income tax at regular rates. Any of these taxes would decrease cash available for distribution to our shareholders.
We may incur adverse tax consequences if CCIT failed to qualify as a REIT for United States federal income tax purposes prior to the CCIT Merger.
If CCIT failed to qualify as a REIT for United States federal income tax purposes prior to the CCIT Merger, we may inherit significant tax liabilities and could lose our status as a REIT for federal income tax purposes. Even if we retain our status as a REIT for federal income tax purposes, if CCIT is deemed to have lost its status as a REIT for federal income tax purposes for 2015 or a prior taxable year, we will face serious tax consequences that could substantially reduce our cash available for distribution to our shareholders. For further information, see “Business—Material United States Federal Income Tax Considerations—Acquisition of CCIT” of this Annual Report on Form 10-K.
Risks Related to our Securities
Our distributions to our shareholders may decline.
We intend to continue to make regular quarterly distributions to our shareholders. However:

•	our ability to make or sustain the rate of our distributions will be adversely affected if any of the risks described herein, or other significant events, occur;

•	our making of distributions is subject to compliance with restrictions contained in our credit agreement and may be subject to restrictions in future debt obligations we may incur; and

•
any distributions will be made at the discretion of our Board of Trustees and will depend upon various factors that our Board of Trustees deems relevant, including our results of operations, our financial condition, debt and equity capital available to us, our expectation of our future capital requirements, our funds from operations, or FFO, attributed to SIR, our normalized funds from operations, or Normalized FFO, attributed to SIR, restrictive covenants in our financial or other contractual arrangements (including those contained in our credit agreement), tax law requirements to maintain our qualification for taxation as a REIT, restrictions under Maryland law and our expected needs and availability of cash to pay our obligations.

For these reasons, among others, our distribution rate may decline or we may cease making distributions. Also, our distributions may include a return of capital.
Changes in market conditions could adversely affect the market price of our common shares.
As with other publicly traded equity securities and REIT securities, the market price of our common shares depends on various market conditions that may change from time to time, including:

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
We believe that one of the factors that investors consider important in deciding whether to buy or sell equity securities of a REIT is the distribution rate, considered as a percentage of the price of the equity securities, relative to market interest rates. Interest rates have been at historically low levels for an extended period of time. There is a general market perception that REIT shares outperform in low interest rate environments and underperform in rising interest rate environments when compared to the broader market. In December 2016, the U.S. Federal Reserve raised its benchmark interest rate by a quarter of a percentage point. Market interest rates may continue to increase in the near to intermediate term. If market interest rates continue to increase, or if there is market expectation of such increases, prospective purchasers of REIT equity securities may want to achieve a higher distribution rate. Thus, higher market interest rates, or the expectation of higher interest rates, could cause the market price of our common shares to decline.
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
We are the sole obligor on our outstanding senior unsecured notes, and our outstanding senior unsecured notes and any notes or other debt securities we may issue in the future, or, together with our outstanding senior unsecured notes, the Notes, and such Notes are not, and any Notes we may issue in the future may not be guaranteed by any of our subsidiaries. Our subsidiaries are separate and distinct legal entities and have no obligation, contingent or otherwise, to pay any amounts due on the Notes, or to make any funds available therefor, whether by dividend, distribution, loan or other payments. The rights of holders of Notes to benefit from any of the assets of our subsidiaries are subject to the prior satisfaction of claims of our subsidiaries’ creditors and any preferred equity holders. As a result, the Notes are, and, except to the extent that future Notes are guaranteed by our subsidiaries, will be, structurally subordinated to all of the debt and other liabilities and obligations of our subsidiaries, including guarantees of other indebtedness of ours, payment obligations under lease agreements, trade payables and preferred equity. As of December 31, 2016, our subsidiaries had total indebtedness and other liabilities (excluding security and other deposits and guaranties) of $298.9 million.
The Notes are unsecured and effectively subordinated to all of our existing and future secured indebtedness to the extent of the value of the assets securing such indebtedness.
The outstanding Notes are not secured and any Notes we may issue in the future may not be secured. Upon any distribution to our creditors in a bankruptcy, liquidation, reorganization or similar proceeding relating to us or our property, the holders of our secured debt will be entitled to exercise the remedies available to a secured lender under applicable law and pursuant to the instruments governing such debt and to be paid in full from the assets securing that secured debt before any payment may be made with respect to Notes that are not secured by those assets. In that event, because such Notes will not be secured by any of our assets, it is possible that there will be no assets from which claims of holders of such Notes can be satisfied or, if any assets remain, that the remaining assets will be insufficient to satisfy those claims in full. If the value of such remaining assets is less than the aggregate outstanding principal amount of such Notes and accrued interest and all future debt ranking equally with such Notes, we will be unable to fully satisfy our obligations under such Notes. In addition, if we fail to meet our payment or other obligations under our secured debt, the holders of that secured debt would be entitled to foreclose on our assets securing that secured debt and liquidate those assets. Accordingly, we may not have sufficient funds to pay amounts due on such Notes. As a result, noteholders may lose a portion of or the entire value of their investment in such Notes. Further, the terms of the outstanding Notes permit, and the terms of any Notes we may issue in the future may permit us to incur additional secured indebtedness subject to compliance with certain debt ratios. The Notes that are not secured will be effectively subordinated to any such additional secured indebtedness. As of December 31, 2016, we had $245.0 million in secured mortgage debt.
There is no public market for the Notes, and one may not develop, be maintained or be liquid.
We have not applied for listing of the Notes on any securities exchange or for quotation on any automatic dealer quotation system, and we may not do so for Notes issued in the future. We can give no assurances concerning the liquidity of any market that may develop for the Notes, the ability of any investor to sell the Notes or the price at which holders would be able to sell the Notes. If a market for the Notes does not develop, holders may be unable to resell the Notes for an extended period of time, if at all. If a market for the Notes does develop, it may not continue or it may not be sufficiently liquid to allow holders to resell any of the Notes. Consequently, noteholders may not be able to liquidate their investment readily, and lenders may not readily accept the Notes as collateral for loans.
The Notes may trade at a discount from their initial issue price or principal amount, depending upon many factors, including prevailing interest rates, the ratings assigned by rating agencies, the market for similar securities and other factors, including general economic conditions and our financial condition, performance and prospects. Any decline in market prices, regardless of cause, may adversely affect the liquidity and trading markets for the Notes.
A downgrade in credit ratings could materially adversely affect the market price of the Notes and may increase our cost of capital.
The outstanding Notes are rated by two rating agencies and any Notes we may issue in the future may be rated by one or more rating agencies. These credit ratings are continually reviewed by rating agencies and may change at any time based upon, among other things, our results of operations and financial condition. Negative changes in the ratings assigned to our debt securities could have an adverse effect on the market price of the Notes and our costs and availability of capital, which could in turn have a material adverse effect on our results of operations and our ability to satisfy our debt service obligations.
Redemption may adversely affect noteholders’ return on the Notes.
We have the right to redeem some or all of the outstanding Notes prior to maturity and may have such a right with respect to any Notes we issue in the future. We may redeem such Notes at times when prevailing interest rates may be relatively low compared to the interest rate of such Notes. Accordingly, noteholders may not be able to reinvest the redemption proceeds in a comparable security at an effective interest rate as high as that of the Notes.
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
As of December 31, 2016, we owned 121 properties (362 buildings, leasable land parcels and easements) located in 35 states containing approximately 44.8 million rentable square feet. Eleven of these properties (229 buildings, leasable land parcels and easements) are located on the island of Oahu, HI, and contain approximately 17.8 million rentable square feet. Most of our Hawaii Properties are lands leased to industrial and commercial tenants, many of whom own buildings and operate their businesses on our lands. One hundred ten of these properties (133 buildings) are office and industrial properties located in 34 states throughout the continental United States, and contain approximately 27.0 million rentable square feet.

The following table provides certain information about our properties as of December 31, 2016 (dollars in thousands):

		Number of
		Buildings,
		Leasable Land	Undepreciated	Depreciated	Annualized
	Number of	Parcels and	Carrying	Carrying	Rental
State	Properties	Easements	Value (1)	Value (1)	Revenue (2)
AL	3	5	$121,918	$109,601	$14,980
AR	1	1	4,385	4,218	465
AZ	3	4	47,015	41,177	6,129
CA	13	18	348,280	330,132	37,386
CO	6	7	98,414	93,761	12,940
CT	3	3	24,589	22,185	2,908
FL	2	2	25,366	23,750	3,291
GA	1	1	57,333	54,916	5,221
HI	11	229	639,952	625,122	90,770
IA	4	4	75,720	68,758	7,406
ID	1	1	4,746	4,544	370
IL	6	6	318,291	301,043	30,246
KS	1	1	17,616	15,825	2,612
KY	1	1	13,032	9,303	1,210
LA	2	2	15,816	15,173	1,360
MA	3	4	77,006	67,275	6,082
MD	2	2	104,096	98,210	9,523
MI	2	2	56,247	53,231	3,810
MN	1	1	2,237	2,135	183
MO	2	2	80,883	78,177	18,002
NC	2	3	49,119	47,029	6,433
ND	1	1	3,923	3,769	341
NE	2	3	60,560	57,889	5,087
NJ	5	5	195,496	187,384	19,804
NV	1	1	18,700	17,863	1,471
NY	4	4	37,783	30,254	4,424
OH	6	6	83,002	76,156	8,933
OK	1	1	2,627	2,520	218
PA	2	2	98,046	90,223	10,190
SC	3	3	108,675	103,789	8,472
TN	2	2	75,069	71,876	6,744
TX	13	17	702,047	658,354	67,572
UT	3	4	123,391	111,529	12,696
VA	7	11	321,407	297,512	33,519
WA	1	3	129,633	125,109	12,983
	121	362	$4,142,420	$3,899,792	$453,781

(1)	Excludes the value of real estate intangibles.

(2)
Annualized rental revenue is calculated as the annualized contractual rents, as of December 31, 2016, from tenants pursuant to existing leases, including straight line rent adjustments but excluding lease value amortization. Annualized rental revenue also includes tenant concessions, including free rent and amounts reimbursed to tenants, and estimated recurring expense reimbursements from tenants pursuant to existing leases.

At December 31, 2016, eight of our properties (11 buildings) with a net book value of $393.6 million had secured mortgage notes we assumed in connection with our acquisition of those properties. The aggregate principal amount outstanding under these mortgage notes as of December 31, 2016, was $245.0 million. These mortgage notes are non-recourse, subject to certain limited exceptions and do not contain any material financial covenants.

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
Our common shares were traded on the New York Stock Exchange, or the NYSE (symbol: SIR), through June 30, 2016. Beginning on July 1, 2016, our common shares are traded on Nasdaq (symbol: SIR). The following table sets forth for the periods indicated the high and low sale prices for our common shares as reported by the NYSE or Nasdaq, as applicable:

	High	Low
2016
First Quarter	$23.16	$17.07
Second Quarter	$26.00	$22.33
Third Quarter	$27.97	$25.73
Fourth Quarter	$26.84	$23.25

2015
First Quarter	$27.18	$23.52
Second Quarter	$25.57	$20.64
Third Quarter	$22.31	$18.00
Fourth Quarter	$20.99	$18.60
The closing price of our common shares on Nasdaq on February 1, 2017, was $24.67 per common share. As of February 1, 2017, there were 2,701 shareholders of record of our common shares.
Information about cash distributions declared on our common shares is summarized in the table below. Common share cash distributions are generally paid in the quarter following the quarter to which they relate.

	Cash Distributions Per Common Share
	2016	2015
First Quarter	$0.50	$0.63	(1)
Second Quarter	0.50	0.34	(2)
Third Quarter	0.51	0.50
Fourth Quarter	0.51	0.50
Total	$2.02	$1.97

(1)
Includes a prorated distribution of $0.1493 per share calculated based upon our then historical quarterly dividend rate ($0.48 per share per quarter) for the period from January 1, 2015 to January 28, 2015. This prorated distribution was conditioned upon the closing of the CCIT Merger and was intended to permit us to align the two companies’ distributions for the first quarter of 2015.

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
Item 6. Selected Financial Data
The following table sets forth selected financial data for the periods and dates indicated. This data should be read in conjunction with, and is qualified in its entirety by reference to, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and accompanying notes included in this Annual Report on Form 10-K. The operating information for the year ended December 31, 2012 has been derived from our audited consolidated financial statements for the period of time for which we have been a separate public company and from certain financial information of our former parent for periods prior to our becoming a separate public company. Amounts are in thousands, except per share data.

	Year Ended December 31,
	2016 (1)	2015 (1)		2014	2013	2012
Operating information:
REVENUES:
Rental income	$387,015	$364,139		$189,743	$159,011	$105,559
Tenant reimbursements and other income	74,992	64,226		32,937	29,312	17,231
Total revenues	462,007	428,365		222,680	188,323	122,790

EXPENSES:
Real estate taxes	42,879	37,460		22,202	20,271	15,370
Other operating expenses	52,957	41,953		18,597	16,111	8,426
Depreciation and amortization	133,762	122,906		41,054	31,091	14,860
Acquisition related costs	306	21,987		7,348	2,002	2,470
General and administrative	28,602	25,859		14,881	12,423	8,203
Loss on asset impairment	5,484	—		—	—	—
Total expenses	263,990	250,165		104,082	81,898	49,329
Operating income	198,017	178,200		118,598	106,425	73,461
Dividend income	1,268	1,666		—	—	—
Interest expense	(82,620)	(73,885)		(12,974)	(13,763)	(7,565)
(Loss) gain on early extinguishment of debt	—	(6,845)		243	—	—
Loss on distribution to common shareholders of The RMR Group Inc. common stock	—	(23,717)		—	—	—
Income before income tax (expense) benefit, equity in earnings of an investee and gain on sale of property	116,665	75,419		105,867	92,662	65,896
Income tax (expense) benefit	(448)	(515)		(175)	96	(290)
Equity in earnings of an investee	137	20		87	334	269
Income before gain on sale of property	116,354	74,924		105,779	93,092	65,875
Gain on sale of property	—	—		116	—	—
Net income	116,354	74,924		105,895	93,092	65,875
Net income allocated to noncontrolling interest	(33)	(176)		—	—	—
Net income attributed to SIR	$116,321	$74,748		$105,895	$93,092	$65,875
Net income attributed to SIR per common share - basic and diluted	$1.30	$0.86		$1.89	$2.09	$2.43
Distributions declared per common share	$2.02	$1.97	(2)	$1.90	$1.76	$0.91

	As of December 31,
	2016	2015	2014	2013	2012
Balance sheet information:
Total real estate investments (before depreciation) (3)	$4,142,420	$4,119,668	$1,866,843	$1,646,457	$1,295,778
Total assets	$4,639,682	$4,684,345	$1,992,027	$1,800,138	$1,428,439
Total indebtedness, net	$2,351,316	$2,363,607	$444,612	$534,426	$470,565
Total shareholders' equity	$2,073,962	$2,096,960	$1,480,447	$1,198,691	$900,183

(1)
The changes in operating information following the year ended December 31, 2014 primarily results from the CCIT Merger in January 2015, including the related financing activities, and a loss we recognized on the distribution of RMR Inc. class A common stock to our shareholders on December 14, 2015.

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
OVERVIEW
As of December 31, 2016, we owned 121 properties (362 buildings, leasable land parcels and easements), located in 35 states, that contain approximately 44.8 million rentable square feet and were approximately 96.8% leased (based on rentable square feet). For the year ended December 31, 2016, approximately 80.2% of our total revenue was from 110 properties (133 buildings) located throughout the U.S. mainland, or our Mainland Properties. The remainder of our total revenue for the year ended December 31, 2016, or 19.8%, was from 11 properties (229 buildings, leasable land parcels and easements) with approximately 17.8 million rentable square feet we own on the island of Oahu, HI or our Hawaii Properties. As of December 31, 2016, our properties were leased to 312 different tenants, with a weighted average remaining lease term (based on annualized rental revenue) of approximately 10.1 years. We define the term annualized rental revenue as used in this section as the annualized contractual rents, as of December 31, 2016, from tenants pursuant to existing leases, including straight line rent adjustments but excluding lease value amortization. Annualized rental revenue also includes tenant concessions, including free rent and amounts reimbursed to tenants, and estimated recurring expense reimbursements from tenants pursuant to existing leases.
We completed the CCIT Merger and the Healthcare Properties Sale on January 29, 2015. The properties we acquired and retained in the CCIT Merger significantly increased the size of our property portfolio and significantly increased the proportion of our total revenue that we earn from our Mainland Properties.
Property Operations
As of December 31, 2016, 96.8% of our rentable square feet was leased, compared to 97.8% of our rentable square feet as of December 31, 2015. Occupancy data for our properties as of December 31, 2016 and 2015 is as follows (square feet in thousands):

	All Properties		Comparable Properties(1)
	As of December 31,		As of December 31,
	2016	2015	2016	2015
Total properties	121	119	51	51
Total rentable square feet (2)	44,813	44,706	27,671	27,671
Percent leased (3)	96.8%	97.8%	94.8%	96.4%

(1)	Consists of 51 properties (281 buildings, leasable land parcels and easements) that we owned continuously since January 1, 2015.

(2)	Subject to modest adjustments when space is re-measured or re-configured for new tenants and when land leases are converted to building leases.

(3)
Percent leased includes (i) space being fitted out for occupancy pursuant to existing leases as of December 31, 2016, if any, and (ii) space which is leased but is not occupied or is being offered for sublease by tenants, if any.

The average annualized effective rental rate per square foot, as defined below, for our properties for the years ended December 31, 2016 and 2015 are as follows:

	Year Ended
	December 31,
	2016	2015
Average annualized effective rental rate per square foot leased: (1)
All Properties	$10.63	$10.29
Comparable Properties (2)	$8.87	$8.77

(1)
Average annualized effective rental rate per square foot leased represents annualized total revenue during the period specified divided by the average rentable square feet leased during the period specified.

(2)	Consists of 51 properties (281 buildings, leasable land parcels and easements) that we owned continuously since January 1, 2015.
During the year ended December 31, 2016, we entered lease renewals and new leases for approximately 1,978,000 square feet at weighted average rental rates (by square feet) that were approximately 16.3% higher than prior rates for the same space. The weighted average lease term by square footage for new and renewal leases entered into during the year ended December 31, 2016 was 12.5 years. Commitments for tenant improvements, leasing costs and concessions for leases entered into during the year ended December 31, 2016 totaled $13.6 million, or $0.55 per square foot per year of the weighted average lease term. During the year ended December 31, 2016, we also executed one rent reset at our Hawaii Properties for approximately 86,000 square feet of land, at a rent reset rate that was approximately 43.0% higher than the prior rate.
Revenues from our Hawaii Properties, which represented approximately 19.8% of our total rental revenue for the year ended December 31, 2016, have generally increased under our ownership as rents under the leases for those properties have been reset or renewed. Because of the increased rents and the strong demand to lease our Hawaii Properties in the past, we believe that the rents we may realize from our Hawaii Properties may increase in the future. We expect to realize increases in the future from similar rent resets or renewals, although the impact of such future increases over the next few years is expected to be modest because fewer leases are subject to rent resets than during the past few years. In addition, the percentage of our total revenues derived from our Hawaii Properties has decreased compared with past periods primarily due to our acquisition of Mainland Properties, including in the CCIT Merger.
As shown in the table below, approximately 1.1% of our total rented square feet and approximately 1.2% of our total annualized rental revenue as of December 31, 2016, are included in leases scheduled to expire by December 31, 2017. As of December 31, 2016, our lease expirations by year are as follows (square feet and dollars in thousands):

				Cumulative		Percent of
			Percent of	Percent of		Total	Cumulative
			Total	Total	Annualized	Annualized	Percent of Total
		Rented	Rented	Rented	Rental	Rental	Annualized
	Number of	Square Feet	Square Feet	Square Feet	Revenue	Revenue	Rental Revenue
Year	Tenants	Expiring (1)	Expiring (1)	Expiring (1)	Expiring	Expiring	Expiring
2017	17	485	1.1%	1.1%	$5,284	1.2%	1.2%
2018	26	993	2.3%	3.4%	11,831	2.6%	3.8%
2019	19	1,939	4.5%	7.9%	8,825	1.9%	5.7%
2020	16	1,009	2.3%	10.2%	9,207	2.0%	7.7%
2021	20	1,442	3.3%	13.5%	12,716	2.8%	10.5%
2022	69	3,847	8.9%	22.4%	49,059	10.8%	21.3%
2023	24	2,943	6.8%	29.2%	38,394	8.5%	29.8%
2024	23	7,001	16.1%	45.3%	68,684	15.1%	44.9%
2025	17	1,770	4.1%	49.4%	26,263	5.8%	50.7%
2026	8	1,701	3.9%	53.3%	26,166	5.8%	56.5%
Thereafter	105	20,232	46.7%	100.0%	197,352	43.5%	100.0%
	344	43,362	100.0%		$453,781	100.0%

Weighted average remaining lease term (in years):		10.5			10.1

(1)
Rented square feet is pursuant to existing leases as of December 31, 2016, and includes (i) space being fitted out for occupancy pursuant to existing leases, if any, and (ii) space which is leased but is not occupied or is being offered for sublease by tenants, if any.

A significant portion of our Hawaii Properties are lands leased for rents that are periodically reset based on then current fair market values, generally every five to ten years. The following chart shows the annualized rental revenue as of December 31, 2016 scheduled to reset at our Hawaii lands:
Scheduled Rent Resets at Hawaii Lands
(dollars in thousands)

Annualized
Rental Revenue
as of December 31, 2016
Scheduled to Reset
2017	$1,681
2018	2,525
2019	10,811
2020 and thereafter	19,608
Total	$34,625
With respect to our Hawaii land leases, as leases expire or rent reset dates approach, we generally negotiate with existing or new tenants for leases. If we are unable to reach an agreement with a tenant on a rent reset, our Hawaiian land leases typically provide that rent is reset based on an appraisal process. Despite our prior experience with rent resets in Hawaii, our ability to increase rents when rent resets occur depends upon market conditions which are beyond our control. Accordingly, we can provide no assurance that the historical increases in rents which we have achieved in the past will be repeated in the future, and it is possible that rents could reset to a lower level if fair market values decrease.
We may also seek to redevelop certain of our Hawaii lands. Since the leases for our Hawaii lands were first entered, in some cases as long as 40 to 50 years ago, the character of the neighborhoods in the vicinity of certain of our properties has changed. Certain of our properties used for industrial purposes may become suitable for redevelopment into alternative uses that may generate higher rents. Since our initial Hawaii properties were acquired in 2003 and 2005 by our former parent, we and our former parent have selectively engaged in redevelopment activity, and we expect to continue to consider and pursue such redevelopment opportunities in the future.
We generally will seek to renew or extend the terms of leases relating to our Mainland Properties when they expire. Because of the capital improvements many of the tenants in our Mainland Properties have invested in and because many of these properties appear to be of strategic importance to the tenants’ businesses, we believe that it is likely that these tenants will renew or extend their leases when they expire. If we are unable to extend or renew our leases, it may be time consuming and expensive to relet some of our properties.
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
Our manager, RMR LLC, employs a tenant review process for us. RMR LLC assesses tenants on an individual basis and does not employ a uniform set of credit criteria. In general, depending on facts and circumstances, RMR LLC evaluates the creditworthiness of a tenant based on information concerning the tenant that is provided by the tenant and, in some cases, information that is publicly available or obtained from third party sources. RMR LLC also often uses a third party service to monitor the credit ratings of debt securities of our existing tenants whose debt securities are rated by a nationally recognized statistical rating organization. As of December 31, 2016 and 2015, investment grade rated tenants represented 39.5% and 39.1%, respectively, of the annualized rental revenue of our properties.
We generally receive rents from our tenants monthly in advance. As of December 31, 2016, tenants representing 1% or more of our total annualized rental revenue were as follows (square feet in thousands):

					% of
				% of Total	Annualized Rental
Tenant		Property Type	Sq. Ft. (1)	Sq. Ft. (1)	Revenue
1.	Shook, Hardy & Bacon L.L.P.	Mainland Office	596	1.4%	3.9%
2.	Tellabs, Inc.	Mainland Office	820	1.9%	3.7%
3.	Amazon.com, Inc.	Mainland Industrial	3,048	7.0%	3.5%
4.	Noble Energy, Inc.	Mainland Office	497	1.1%	3.1%
5.	Bank of America, National Association	Mainland Office	554	1.3%	3.1%
6.	Tesoro Corporation	Mainland Office	618	1.4%	3.0%
7.	Cinram Group, Inc.	Mainland Industrial	1,873	4.3%	2.9%
8.	F5 Networks, Inc.	Mainland Office	299	0.7%	2.9%
9.	WestRock Company	Mainland Office	311	0.7%	2.4%
10.	Orbital ATK, Inc.	Mainland Office	337	0.8%	2.3%
11.	Tyson Foods, Inc.	Mainland Office	248	0.6%	2.1%
12.	Novell, Inc.	Mainland Office	406	0.9%	1.7%
13.	FedEx Corporation	Mainland Office; Mainland Industrial	795	1.8%	1.7%
14.	PNC Bank, National Association	Mainland Office	441	1.0%	1.4%
15.	Allstate Insurance Company	Mainland Office	458	1.1%	1.3%
16.	ServiceNow, Inc.	Mainland Office	149	0.3%	1.3%
17.	Church & Dwight Co., Inc.	Mainland Office	250	0.6%	1.3%
18.	Restoration Hardware, Inc.	Mainland Industrial	1,195	2.8%	1.3%
19.	Tailored Brands, Inc.	Mainland Office	206	0.5%	1.2%
20.	Primerica Life Insurance Company	Mainland Office	344	0.8%	1.2%
21.	United Launch Alliance, LLC	Mainland Industrial	168	0.4%	1.1%
22.	American Tire Distributors, Inc.	Mainland Office	722	1.7%	1.1%
23.	Compass Group USA, Inc.	Mainland Office	227	0.5%	1.1%
24.	The Southern Company	Mainland Office	448	1.0%	1.1%
25.	Red Hat, Inc.	Mainland Office	175	0.4%	1.0%
	Total		15,185	35.0%	50.7%

(1)
Square feet is pursuant to existing leases as of December 31, 2016, and includes (i) space being fitted out for occupancy pursuant to existing leases, if any, and (ii) space which is leased but is not occupied or is being offered for sublease by tenants, if any.

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
During the year ended December 31, 2016, we also acquired two single tenant net leased office properties located in Huntsville, AL and Richmond, VA with a combined 107,657 rentable square feet for an aggregate purchase price of $17,960, excluding acquisition related costs. On January 13, 2017, we acquired a land parcel adjacent to one of our properties located in McAlester, OK for $226, excluding acquisition related costs. On December 29, 2016, we entered an agreement to acquire a single tenant, net leased office property located in Tampa, FL with approximately 133,000 rentable square feet for a purchase price of $14,300, excluding acquisition related costs. This pending acquisition is subject to closing conditions; accordingly, we cannot be sure that we will acquire this property, that the acquisition will not be delayed or that the terms will not change.
For more information regarding our investment activities, see Note 3 to the Notes to Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K, which is incorporated herein by reference.
Financing Activities (dollars in thousands)
In November 2016, we repaid at par, a $40,233 mortgage note using cash on hand and borrowings under our revolving credit facility.
For more information regarding our financing activities, please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Our Investment and Financing Liquidity and Resources” of this Annual Report on Form 10-K.

RESULTS OF OPERATIONS
Year Ended December 31, 2016, Compared to Year Ended December 31, 2015 (dollars and share amounts in thousands, except per share data)

	Comparable Properties Results (1)				Acquired Properties Results (2)			Consolidated Results
	Year Ended December 31,				Year Ended December 31,			Year Ended December 31,
				%			$				%
	2016	2015	Change	Change	2016	2015	Change	2016	2015	Change	Change
Revenues:
Rental income	$198,206	$199,322	$(1,116)	(0.6)%	$188,809	$164,817	$23,992	$387,015	$364,139	$22,876	6.3%
Tenant reimbursements and other income	35,757	34,472	1,285	3.7%	39,235	29,754	9,481	74,992	64,226	10,766	16.8%
Total revenues	233,963	233,794	169	0.1%	228,044	194,571	33,473	462,007	428,365	33,642	7.9%

Operating expenses:
Real estate taxes	24,759	23,298	1,461	6.3%	18,120	14,162	3,958	42,879	37,460	5,419	14.5%
Other operating expenses	21,060	18,290	2,770	15.1%	31,897	23,663	8,234	52,957	41,953	11,004	26.2%
Total operating expenses	45,819	41,588	4,231	10.2%	50,017	37,825	12,192	95,836	79,413	16,423	20.7%

Net operating income (3)	$188,144	$192,206	$(4,062)	(2.1)%	$178,027	$156,746	$21,281	366,171	348,952	17,219	4.9%

Other expenses:
Depreciation and amortization								133,762	122,906	10,856	8.8%
Acquisition related costs								306	21,987	(21,681)	(98.6)%
General and administrative								28,602	25,859	2,743	10.6%
Loss on asset impairment								5,484	—	5,484	100.0%
Total other expenses								168,154	170,752	(2,598)	(1.5)%
Operating income								198,017	178,200	19,817	11.1%
Dividend income								1,268	1,666	(398)	(23.9)%
Interest expense								(82,620)	(73,885)	(8,735)	11.8%
Loss on early extinguishment of debt								—	(6,845)	6,845	(100.0)%
Loss on distribution to common shareholders of The RMR Group Inc. common stock								—	(23,717)	23,717	(100.0)%
Income before income tax expense and equity in earnings of an investee								116,665	75,419	41,246	54.7%
Income tax expense								(448)	(515)	67	(13.0)%
Equity in earnings of an investee								137	20	117	585.0%
Net income								116,354	74,924	41,430	55.3%
Net income allocated to noncontrolling interest								(33)	(176)	143	(81.3)%
Net income attributed to SIR								$116,321	$74,748	$41,573	55.6%

Weighted average common shares outstanding - basic								89,304	86,699	2,605	3.0%
Weighted average common shares outstanding - diluted								89,324	86,708	2,616	3.0%

Net income attributed to SIR per common share - basic and diluted								$1.30	$0.86	$0.44	51.2%

Calculation of Funds From Operations Attributed to SIR and Normalized Funds From Operations Attributed to SIR (4):
Net income attributed to SIR								$116,321	$74,748
Plus: depreciation and amortization								133,762	122,906
Plus: loss on asset impairment								5,484	—
Plus: net income allocated to noncontrolling interest								33	176
Less: FFO allocated to noncontrolling interest								(77)	(436)
FFO attributed to SIR								255,523	197,394
Plus: acquisition related costs								306	21,987
Plus: loss on early extinguishment of debt								—	6,845
Plus: loss on distribution to common shareholders of The RMR Group Inc. common stock (5)								—	23,717
Less: normalized FFO from noncontrolling interest, net of FFO								—	(62)
Normalized FFO attributed to SIR								$255,829	$249,881

Funds from operations attributed to SIR per common share - basic and diluted								$2.86	$2.28
Normalized funds from operations attributed to SIR per common share - basic and diluted								$2.86	$2.88

(1)	Consists of 51 properties (281 buildings, leasable land parcels and easements) that we owned continuously since January 1, 2015.

(2)	Consists of 70 properties (81 buildings) we acquired during the period from January 1, 2015 to December 31, 2016.

(3)
The calculation of net operating income, or NOI, excludes certain components of net income in order to provide results that are more closely related to our property level results of operations. We calculate NOI as shown above. We define NOI as income from our rental of real estate less our property operating expenses. NOI excludes amortization of capitalized tenant improvement costs and leasing commissions because we record those amounts as depreciation and amortization. We consider NOI to be an appropriate supplemental measure to net income because it may help both investors and management to understand the operations of our properties. We use NOI to evaluate individual and company wide property level performance, and we believe that NOI provides useful information to investors regarding our results of operations because it reflects only those income and expense items that are generated and incurred at the property level and may facilitate comparisons of our operating performance between periods and with other REITs. NOI does not represent cash generated by operating activities in accordance with GAAP and should not be considered as an alternative to net income, net income attributed to SIR or operating income as an indicator of our operating performance or as a measure of our liquidity. This measure should be considered in conjunction with net income, net income attributed to SIR and operating income as presented in our Consolidated Statements of Comprehensive Income. Other real estate companies and REITs may calculate NOI differently than we do.

(4)
We calculate FFO attributed to SIR and Normalized FFO attributed to SIR, as shown above. FFO attributed to SIR is calculated on the basis defined by The National Association of Real Estate Investment Trusts, or NAREIT, which is net income, calculated in accordance with GAAP, excluding any gain or loss on sale of properties, plus real estate depreciation and amortization, loss on asset impairment and the difference between net income and FFO allocated to noncontrolling interest, as well as certain other adjustments currently not applicable to us. Our calculation of Normalized FFO attributed to SIR differs from NAREIT’s definition of FFO because we include business management incentive fees, if any, only in the fourth quarter versus the quarter when they are recognized as expense in accordance with GAAP due to their quarterly volatility not necessarily being indicative of our core operating performance and the uncertainty as to whether any such business management incentive fees will ultimately be payable when all contingencies for determining any such fees are determined at the end of the calendar year and we exclude acquisition related costs, loss on early extinguishment of debt, loss on distribution to common shareholders of The RMR Group Inc. common shares and Normalized FFO from noncontrolling interest, net of FFO, if any. We consider FFO attributed to SIR and Normalized FFO attributed to SIR to be appropriate supplemental measures of operating performance for a REIT, along with net income, net income attributed to a REIT and operating income. We believe that FFO attributed to SIR and Normalized FFO attributed to SIR provide useful information to investors because by excluding the effects of certain historical amounts, such as depreciation expense, FFO attributed to SIR and Normalized FFO attributed to SIR may facilitate a comparison of our operating performance between periods and with other REITs. FFO attributed to SIR and Normalized FFO attributed to SIR are among the factors considered by our Board of Trustees when determining the amount of distributions to our shareholders. Other factors include, but are not limited to, requirements to maintain our qualification for taxation as a REIT, limitations in our credit agreement and public debt covenants, the availability to us of debt and equity capital, our expectation of our future capital requirements and operating performance and our expected needs and availability of cash to pay our obligations. FFO attributed to SIR and Normalized FFO attributed to SIR do not represent cash generated by operating activities in accordance with GAAP and should not be considered as alternatives to net income, net income attributed to SIR or operating income as an indicator of our operating performance or as a measure of our liquidity. These measures should be considered in conjunction with net income, net income attributed to SIR and operating income as presented in our Consolidated Statements of Comprehensive Income. Other real estate companies and REITs may calculate FFO and Normalized FFO differently than we do.

(5)
Amount represents a non-cash loss recorded on the distribution of shares of class A common stock of RMR Inc. to our shareholders as a result of the closing price of RMR Inc.’s shares being lower than our carrying amount per share on the distribution date.

References to changes in the income and expense categories below relate to the comparison of results for the year ended December 31, 2016, compared to the year ended December 31, 2015. Our acquisition activity reflects our acquisition of the 64 CCIT Properties (73 buildings) in January 2015, four properties (six buildings) in separate transactions during 2015 and two properties (two buildings) during 2016.
Rental income. The increase in rental income primarily reflects our acquisition activity, particularly with respect to the 64 CCIT Properties, partially offset by mainland office property vacancies that occurred during the second quarter of 2016 at our comparable properties. Rental income includes non-cash straight line rent adjustments totaling approximately $24,744 for the 2016 period and approximately $27,370 for the 2015 period, and net amortization of acquired real estate leases and assumed real estate lease obligations totaling approximately $1,732 for the 2016 period and approximately $3,430 for the 2015 period.
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
Other operating expenses. Other operating expenses primarily include property maintenance, environmental remediation, utilities, insurance, bad debt, legal and property management fees, net of amortization of the liability we recorded in connection with our acquisition of RMR Inc. shares as discussed in Note 2 to the Notes to Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K. The increase in other operating expenses primarily reflects our acquisition activity, including the 64 CCIT Properties acquired in January 2015, and increases in utilities, property management related expenses, other general operating expenses and the recovery in the prior year of amounts previously reserved for bad debts at our comparable properties, partially offset by a reduction of property management fees from amortization of the liability we recorded in connection with our acquisition of RMR Inc. shares beginning in June 2015.
Depreciation and amortization. The increase in depreciation and amortization primarily reflects our acquisition activity.
Acquisition related costs. Acquisition related costs reflect costs related to our property acquisitions and investment activity. The decrease in acquisition related costs primarily reflects costs related to our acquisition of 68 properties (79 buildings) during 2015, including the 64 CCIT Properties acquired in January 2015 compared to two properties during 2016.
General and administrative. General and administrative expenses primarily include fees paid under our business management agreement, net of amortization of the liability we recorded in connection with our acquisition of RMR Inc. shares, legal fees, audit fees, Trustee cash fees and equity compensation expense related to awards to our Trustees, our officers and certain other RMR LLC employees. The increase in general and administrative expenses in the 2016 period primarily reflects property acquisitions and the related increase in net business management fees, and the increase in net business management fees and equity compensation expense resulting from the increase in our average share price.
Loss on asset impairment. We recorded a $5,484 loss on asset impairment in the 2016 period to reduce the carrying value of one vacant property located in Maynard, MA to its estimated fair value.
Dividend income. Dividend income reflects cash dividends received from our investment in RMR Inc. shares.
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
Loss on early extinguishment of debt. Loss on early extinguishment of debt in the 2015 period reflects the write-off of unamortized debt issuance costs related to the repayment and termination of a bridge loan that was entered in connection with the CCIT Merger and the refinancing of our revolving credit facility and term loan completed in January 2015.
Loss on distribution to common shareholders of The RMR Group Inc. common stock. We recorded a $23,717 loss on the distribution of RMR Inc. shares we distributed to our shareholders in December 2015, which represented the difference between our carrying value and the fair value of the RMR Inc. shares on the distribution date.
Income tax expense. Income tax expense primarily reflects state income taxes payable in certain jurisdictions.
Equity in earnings of an investee. Equity in earnings of an investee represents our proportionate share of earnings from our investment in AIC.

Net income. The increase in net income for the 2016 period compared to the 2015 period reflects the changes noted above.
Net income allocated to noncontrolling interest. Net income allocated to noncontrolling interest represents an 11% noncontrolling interest of a third party in a joint venture that we acquired an 89% interest in pursuant to the CCIT Merger. The joint venture owned an office building. On February 29, 2016, we acquired the 11% noncontrolling interest. As a result, for periods from and after that date, there is no longer a noncontrolling interest with respect to this office building. See Notes 3 and 8 to the Notes to Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K for further information regarding our acquisition of this joint venture interest.
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
Net income attributed to SIR per common share - basic and diluted. The increase in net income attributed to SIR per common share primarily reflects the changes to net income noted above, partially offset by an increase in the weighted average common shares outstanding noted above.

Year Ended December 31, 2015, Compared to Year Ended December 31, 2014 (dollars and share amounts in thousands, except per share data)

	Comparable Properties Results (1)				Acquired Properties Results (2)			Consolidated Results
	Year Ended December 31,				Year Ended December 31,			Year Ended December 31,
			$	%			$			$	%
	2015	2014	Change	Change	2015	2014	Change	2015	2014	Change	Change
Revenues:
Rental income	$179,474	$175,859	$3,615	2.1%	$184,665	$13,884	$170,781	$364,139	$189,743	$174,396	91.9%
Tenant reimbursements and other income	33,306	32,533	773	2.4%	30,920	404	30,516	64,226	32,937	31,289	95.0%
Total revenues	212,780	208,392	4,388	2.1%	215,585	14,288	201,297	428,365	222,680	205,685	92.4%

Operating expenses:
Real estate taxes	22,634	21,970	664	3.0%	14,826	232	14,594	37,460	22,202	15,258	68.7%
Other operating expenses	17,292	18,068	(776)	(4.3)%	24,661	529	24,132	41,953	18,597	23,356	125.6%
Total operating expenses	39,926	40,038	(112)	(0.3)%	39,487	761	38,726	79,413	40,799	38,614	94.6%

NOI (3)	$172,854	$168,354	$4,500	2.7%	$176,098	$13,527	$162,571	348,952	181,881	167,071	91.9%

Other expenses:
Depreciation and amortization								122,906	41,054	81,852	199.4%
Acquisition related costs								21,987	7,348	14,639	199.2%
General and administrative								25,859	14,881	10,978	73.8%
Total other expenses								170,752	63,283	107,469	169.8%
Operating income								178,200	118,598	59,602	50.3%
Dividend income								1,666	—	1,666	100.0%
Interest expense								(73,885)	(12,974)	(60,911)	469.5%
(Loss) gain on early extinguishment of debt								(6,845)	243	(7,088)	(2,916.9)%
Loss on distribution to common shareholders of The RMR Group Inc. common stock								(23,717)	—	(23,717)	100.0%
Income before income tax expense, equity in earnings of an investee and gain on sale of property								75,419	105,867	(30,448)	(28.8)%
Income tax expense								(515)	(175)	(340)	194.3%
Equity in earnings of an investee								20	87	(67)	(77.0)%
Income before gain on sale of property								74,924	105,779	(30,855)	(29.2)%
Gain on sale of property								—	116	(116)	(100.0)%
Net income								74,924	105,895	(30,971)	(29.2)%
Net income allocated to noncontrolling interest								(176)	—	(176)	100.0%
Net income attributed to SIR								$74,748	$105,895	$(31,147)	(29.4)%

Weighted average common shares outstanding - basic								86,699	55,964	30,735	54.9%
Weighted average common shares outstanding - diluted								86,708	56,035	30,673	54.7%

Net income attributed to SIR per common share - basic and diluted								$0.86	$1.89	$(1.03)	(54.5)%

Calculation of FFO Attributed to SIR and Normalized FFO Attributed to SIR (4):
Net income attributed to SIR								$74,748	$105,895
Plus: depreciation and amortization								122,906	41,054
Plus: net income allocated to noncontrolling interest								176	—
Less: FFO allocated to noncontrolling interest								(436)	—
Less: gain on sale of property								—	(116)
FFO attributed to SIR								197,394	146,833
Plus: acquisition related costs								21,987	7,348
Plus: loss (gain) on early extinguishment of debt								6,845	(243)
Plus: loss on distribution to common shareholders of The RMR Group Inc. common stock (5)								23,717	—
Less: normalized FFO from noncontrolling interest, net of FFO								(62)	—
Normalized FFO attributed to SIR								$249,881	$153,938

FFO attributed to SIR per common share - basic and diluted								$2.28	$2.62
Normalized FFO attributed to SIR per common share - basic and diluted								$2.88	$2.75

(1)	Consists of 48 properties (278 buildings, leasable land parcels and easements) that we owned continuously since January 1, 2014.

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

(3)	See footnote (3) on page 52 for the definition of NOI.

(4)	See footnote (4) on page 52 for the definitions of FFO attributed to SIR and Normalized FFO attributed to SIR.
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
Tenant reimbursements and other income. The increase in tenant reimbursements and other income primarily reflects our acquisition activity, plus increases in real estate tax and operating expense reimbursements from tenants at certain comparable properties.
Real estate taxes. The increase in real estate taxes primarily reflects our acquisition activity and tax valuation and certain tax rate increases at our comparable properties, partially offset by real estate taxes that had previously been paid by us and are now being paid by one of our tenants.
Other operating expenses. Other operating expenses primarily include property maintenance, environmental remediation, utilities, insurance, bad debt, legal and property management fees, net of amortization of the liability we recorded in connection with our acquisition of the RMR Inc. shares. The increase in other operating expenses primarily reflects our acquisition activity, including the 64 CCIT Properties acquired in January 2015, partially offset by a decrease in operating expenses at our comparable properties primarily related to the collection and reversal during the 2015 period of prior bad debt reserves and a reduction of property management fees due to the amortization of the liability we recorded in connection with our acquisition of the RMR Inc. shares.
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

Interest expense. The increase in interest expense primarily reflects financing for the CCIT Merger, including the issuance of $1,450,000 of senior unsecured notes, the assumption of approximately $267,700 of mortgage debt and interest on our $1,000,000 senior unsecured bridge loan, partially offset by lower interest rates on our revolving credit facility and term loan.
(Loss) gain on early extinguishment of debt. Loss on early extinguishment of debt in the 2015 period reflects the write-off of unamortized debt issuance costs related to the repayment and termination of the bridge loan that was entered in connection with the CCIT Merger, our prior revolving credit facility and our prior term loan. Gain on early extinguishment of debt in the 2014 period reflects the net write-off of unamortized premium and debt issuance costs associated with the repayment at par of a $7,500 mortgage note in January 2014.
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
Net income attributed to SIR per common share - basic and diluted. The decrease in net income attributed to SIR per common share primarily reflects the increase in weighted average common shares outstanding noted above, as well as the changes to net income noted above.
LIQUIDITY AND CAPITAL RESOURCES
Our Operating Liquidity and Resources (dollars in thousands)
Our principal sources of funds to meet operating and capital expenses and debt service obligations and pay distributions on our common shares are rents from tenants at our properties and borrowings under our revolving credit facility. We believe that these sources of funds will be sufficient to meet our operating and capital expenses and debt service obligations and pay distributions on our common shares for the next 12 months and for the foreseeable future thereafter. Our future cash flows from operating activities will depend primarily upon our ability to:

•	maintain or improve the occupancy of, and the rental rates at, our properties;

•	control our operating expenses; and

•	purchase additional properties which produce cash flows in excess of our costs of acquisition capital and property operating expenses.

Our future purchases of properties cannot be accurately projected because such purchases depend upon purchase opportunities which come to our attention and our ability to successfully complete the acquisitions. We generally do not intend to purchase “turn around” properties, or properties which do not generate positive cash flows.
Cash flows provided by (used in) operating, investing and financing activities were $232,559, $(26,908) and $(201,400) for the year ended December 31, 2016, respectively, and $227,773, $(1,700,969) and $1,477,568 for the year ended December 31, 2015, respectively. The increase in operating activities cash flows for the year ended December 31, 2016 compared to the corresponding prior year period is primarily due to increased operating cash flows from the properties we acquired during 2016 and 2015. The decrease in cash used in investing activities for the year ended December 31, 2016 compared to the corresponding prior year period is primarily due to more acquisition activity during the year ended December 31, 2015 compared to the 2016 period. The decrease in financing activities cash flows for the year ended December 31, 2016 compared to the corresponding prior year period is primarily due to (i) the issuance of $1,450,000 aggregate principal amount of senior unsecured notes in February 2015 and (ii) net activities on our revolving credit facility resulting primarily from our acquisitions during 2015, partially offset by (iii) increased distributions to our common shareholders during 2016 compared to 2015.
Our Investment and Financing Liquidity and Resources (dollars in thousands, except per share data)
In order to fund acquisitions and to meet cash needs that may result from timing differences between our receipt of rents and our desire or need to make distributions or pay operating or capital expenses, we maintain a $750,000 unsecured revolving credit facility with a group of lenders. The maturity date of our revolving credit facility is March 29, 2019 and, subject to our payment of an extension fee and meeting other conditions, we have the option to extend the stated maturity date by one year to March 29, 2020. We pay interest on borrowings under our revolving credit facility at a rate of LIBOR plus a premium. We also pay a facility fee on the total amount of lending commitments under our revolving credit facility. Both the interest rate premium and the facility fee are subject to adjustment based upon changes to our credit ratings. At December 31, 2016, the interest rate premium on our revolving credit facility was 105 basis points and our facility fee was 20 basis points. We can borrow, repay and reborrow funds available under our revolving credit facility until maturity, and no principal repayment is due until maturity. As of December 31, 2016, the annual interest rate payable on borrowings under our revolving credit facility was 1.76%. As of December 31, 2016 and February 14, 2017, we had $327,000 and $332,000, respectively, outstanding under our revolving credit facility and $423,000 and $418,000, respectively, available to borrow under our revolving credit facility.
We have a $350,000 unsecured term loan that matures on March 31, 2020 and is prepayable by us at any time without penalty. The term loan requires interest payable on the amount outstanding of LIBOR plus 115 basis points. The interest rate premium for the term loan is subject to adjustment based on changes to our credit ratings. As of December 31, 2016, the annual interest rate payable on borrowings under our term loan was 1.77%.
In addition, the credit agreement governing our revolving credit facility and term loan includes a feature under which the maximum borrowing availability under the facilities may be increased to up to $2,200,000 on a combined basis under certain circumstances.
Our senior unsecured notes are governed by an indenture and a supplement to the indenture and require semi-annual payments of principal through maturity.
Our debt maturities (other than our revolving credit facility and term loan) as of December 31, 2016 were as follows: $17,571 in 2017, $350,304 in 2018, $4,926 in 2019, $501,172 in 2020 and $821,000 thereafter.
As of December 31, 2016, we had $22,127 of cash and cash equivalents. We typically use cash balances, borrowings under our revolving credit facility, net proceeds from offerings of equity or debt securities, term loans and the cash flows from our operations to fund debt repayments, property acquisitions, capital expenditures and other general business purposes. We also have in the past assumed mortgage debt in connection with certain of our acquisitions and we may do so in the future. In addition, we may sell properties we own or place mortgages on properties we own.
When significant amounts are outstanding under our revolving credit facility, or as the maturities of our indebtedness approach, we expect to explore refinancing alternatives. Such alternatives may include incurring additional term debt and issuing new equity or debt securities. In addition, we may also seek to participate in joint ventures or other arrangements that may provide us additional sources of financing. Although we cannot be sure that we will be successful in consummating any particular type of financing, we believe that we will have access to financing, such as debt and equity offerings, to fund our committed and future acquisitions and capital expenditures and to pay our obligations. We currently have an effective shelf registration statement that allows us to issue public securities on an expedited basis, but it does not assure that there will be buyers for such securities.
The completion and the costs of any future financings will depend primarily upon market conditions. The feasibility and cost of any future debt financings will depend primarily on credit markets and our then creditworthiness. We have no control over market conditions. Potential lenders in future debt transactions will evaluate our creditworthiness and our ability to fund required debt service and repay principal balances when they become due by reviewing our results of operations, financial condition, business practices and plans, including our ability to maintain our earnings, to stagger our debt maturities and to balance our use of debt and equity capital so that our financial performance and leverage ratios afford us flexibility to withstand any reasonably anticipated adverse changes. We intend to conduct our business in a manner which will continue to afford us reasonable access to capital for investment and financing activities, but we cannot be sure that we will be able to successfully carry out this intention.
During the year ended December 31, 2016, we paid regular quarterly cash distributions to our common shareholders aggregating $180,570 using existing cash balances and borrowings under our revolving credit facility. For further information regarding the distributions we paid during 2016, see Note 9 to the Notes to Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K, which is incorporated herein by reference.
On January 13, 2017, we declared a regular quarterly distribution of $0.51 per common share, or approximately $45,600, to shareholders of record on January 23, 2017. We expect to pay this distribution on or about February 21, 2017 using existing cash balances and borrowings under our revolving credit facility.
During the years ended December 31, 2016 and 2015, amounts capitalized for tenant improvements, leasing costs, building improvements and development and redevelopment activities were as follows (dollars in thousands):

	Year Ended
	December 31,
	2016	2015
Tenant improvements (1)	$5,305	$1,857
Leasing costs (2)	4,114	2,083
Building improvements (3)	2,632	2,012
Development, redevelopment and other activities (4)	3,822	774
	$15,873	$6,726

(1)	Tenant improvements include capital expenditures used to improve tenants’ space or amounts paid directly to tenants to improve their space.

(2)	Leasing costs include leasing related costs, such as brokerage commissions, legal costs and tenant inducements.

(3)	Building improvements generally include (i) expenditures to replace obsolete building components and (ii) expenditures that extend the useful life of existing assets.

(4)
Development, redevelopment and other activities generally include (i) capital expenditures that are identified at the time of a property acquisition and incurred within a short time period after acquiring the property and (ii) capital expenditure projects that reposition a property or result in new sources of revenues.

During the year ended December 31, 2016, commitments made for expenditures, such as tenant improvements and leasing costs in connection with leasing space, were as follows (dollars and square feet in thousands, except per square foot amounts):

	New Leases	Renewals	Totals
Square feet leased during the period	165	1,813	1,978
Total leasing costs and concession commitments (1)	$470	$13,168	$13,638
Total leasing costs and concession commitments per square foot (1)	$2.85	$7.26	$6.89
Weighted average lease term by square feet (years)	8.2	12.9	12.5
Total leasing costs and concession commitments per square foot per year (1)	$0.35	$0.56	$0.55

(1)	Includes commitments made for leasing expenditures and concessions, such as tenant improvements, leasing commissions, tenant reimbursements and free rent.

As of December 31, 2016, our contractual obligations were as follows (dollars in thousands):

	Payments Due by Period
		Less than	1-3	3-5	More than
Contractual Obligations (1)	Total	1 Year	Years	Years	5 Years
Borrowings under revolving credit facility	$327,000	$—	$327,000	$—	$—
Term loan	350,000	—	—	350,000	—
Senior unsecured notes	1,450,000	—	350,000	400,000	700,000
Mortgage notes payable	244,973	17,571	5,230	101,172	121,000
Tenant related obligations (2)	23,390	3,272	6,686	1,319	12,113
Purchase obligation (3)	14,300	14,300	—	—	—
Projected interest expense (4)	341,501	76,251	127,359	75,372	62,519
Total	$2,751,164	$111,394	$816,275	$927,863	$895,632

(1)
In addition to the amounts discussed above, we also have business and property management agreements with continuing 20 year terms, which require us to pay management fees to RMR LLC. See Note 12 to the Notes to Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K.

(2)	Committed tenant related obligations include leasing commissions, lease incentives and tenant improvements, and are based on leases in effect as of December 31, 2016.

(3)	Represents the purchase price to acquire a property for $14,300 pursuant to an executed purchase agreement as of December 31, 2016.

(4)
Projected interest expense is attributable to only our debt obligations as of December 31, 2016 at existing rates and is not intended to project future interest costs which may result from debt prepayments, new debt issuances or changes in interest rates. Projected interest expense does not include interest which may become payable related to future borrowings under our revolving credit facility.

Off Balance Sheet Arrangements (dollars in thousands)
As of December 31, 2016, we had no off balance sheet arrangements that have had or that we expect would be reasonably likely to have a material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources. We had no swaps or hedges as of December 31, 2016, other than the cash flow hedge associated with $41,000 of mortgage debt described in Notes 5 and 7 to the Notes to Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K and under “Quantitative and Qualitative Disclosures About Market Risk” included in Part II, Item 7A of this Annual Report on Form 10-K.
Debt Covenants (dollars in thousands)
Our principal debt obligations at December 31, 2016 were our senior unsecured notes, borrowings outstanding under our revolving credit facility and term loan, and secured mortgage notes assumed in connection with some of our acquisitions. Our mortgage notes are non-recourse, subject to certain limitations, and do not contain any material financial covenants. Our publicly issued senior unsecured notes are governed by an indenture. Our senior unsecured notes indenture and its supplement and the credit agreement for our revolving credit facility and term loan provide for acceleration of payment of all amounts outstanding upon the occurrence and continuation of certain events of default, such as, in the case of our credit agreement, a change of control of us, which includes RMR LLC ceasing to act as our business manager and property manager. Our senior unsecured notes indenture and its supplement and our credit agreement for our revolving credit facility and term loan contain a number of covenants which restrict our ability to incur debts, including debts secured by mortgages on our properties, in excess of calculated amounts, restrict our ability to make distributions under certain circumstances and generally require us to maintain certain financial ratios. As of December 31, 2016, we believe we were in compliance with all of the terms and covenants under our revolving credit facility and term loan and senior unsecured notes indenture and its supplement.
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
Related Person Transactions
We have relationships and historical and continuing transactions with RMR LLC, RMR Inc. and others related to them. For example: we have no employees and the personnel and various services we require to operate our business are provided to us by RMR LLC pursuant to our business management agreement and property management agreement with RMR LLC; RMR Inc. is the managing member of RMR LLC; ABP Trust, which is owned by our Managing Trustees, is the controlling shareholder of RMR Inc.; and we own shares of class A common stock of RMR Inc. We also have relationships and historical and continuing transactions with other companies to which RMR LLC provides management services and which may have trustees, directors and officers who are also trustees, directors or officers of us, RMR LLC or RMR Inc., including: GOV, which is our largest shareholder and at December 31, 2016 and February 14, 2017 owned approximately 27.9% of our outstanding common shares; SNH, to which in January 2015 we sold the CCIT MOBs; and AIC, of which we, ABP Trust, GOV, SNH and three other companies to which RMR LLC provides management services each own 14.3% and which arranges and reinsures in part a combined property insurance program for us and its six other shareholders. For further information about these and other such relationships and related person transactions, see Notes 2, 3, 12 and 13 to our Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K, which are incorporated herein by reference, our other filings with the SEC and our definitive Proxy Statement for our 2017 Annual Meeting of Shareholders, or our definitive Proxy Statement, to be filed with the SEC within 120 days after the close of the fiscal year ended December 31, 2016. For further information about these transactions and relationships and about the risks that may arise as a result of these and other related person transactions and relationships, see elsewhere in this Annual Report on Form 10-K, including “Warning Concerning Forward Looking Statements,” Part I, Item 1, “Business” and Part I, Item 1A, “Risk Factors.” Our filings with the SEC and copies of certain of our agreements with these related persons, including our business management agreement and property management agreement with RMR LLC, the purchase and sale agreement for the CCIT MOBs and our shareholders agreement with AIC and its six other shareholders, are available as exhibits to our public filings with the SEC and accessible at the SEC’s website, www.sec.gov. We may engage in additional transactions with related persons, including businesses to which RMR LLC or its affiliates provide management services.
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
Impact of Inflation
Inflation in the past several years in the United States has been modest, but recently there have been indications of inflation in the U.S. economy and elsewhere and some market forecasts indicate an expectation of increased inflation in the near to intermediate term. Future inflation might have both positive and negative impacts on our business. Inflation might cause the value of our real estate to increase. Inflation might also cause our costs of equity and debt capital and operating costs to increase. An increase in our capital costs or in our operating costs may result in decreased earnings unless it is offset by increased revenues; however, we do not expect the direct impact of these increases to be material to our results of operations because the increased costs, in general, either would be the responsibility of our tenants directly or in large part passed through by us to our tenants as additional rent. In addition, our Hawaii land leases generally provide for periodic rent resets based on fair market values. Most of our other leases provide for periodic rent increases by fixed amounts. These rent adjustments may mitigate the adverse impacts of inflation on our operations. Further, inflation may permit us to increase rents upon renewal or enter new leases for the leased space for increased rent amounts.
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
Impact of Climate Change
The political debate about climate change has resulted in various treaties, laws and regulations that are intended to limit carbon emissions. We believe these laws being enacted or proposed may cause energy costs at our properties to increase in the future. In an effort to reduce the effects of any increased energy costs in the future, we and RMR LLC continuously study ways to improve the energy efficiency at all of our properties. RMR LLC is a member of the Energy Star Partner program, a joint program of the U.S. Environmental Protection Agency and the U.S. Department of Energy that is focused on promoting energy efficiency at commercial properties through its “ENERGY STAR” label program, and a member of the U.S. Green Building Council, a nonprofit organization focused on promoting energy efficiency at commercial properties through its leadership in energy and environmental design (LEED®) green building program. We do not expect the direct impact of these possible increases in energy costs resulting from laws designed to address climate change to be material to our results of operations because the increased costs either may be the responsibility of our tenants directly or in large part passed through by us to our tenants as additional rent. Although we do not believe it is likely in the foreseeable future, laws enacted to mitigate climate change may make some of our buildings obsolete or cause us to make material investments in our properties which could materially and adversely affect our financial condition and results of operations.

Some observers believe severe weather activities in different parts of the country over the last few years is evidence of global climate change. Such severe weather that may result from climate change may have an adverse effect on individual properties we own. We mitigate these risks by owning a geographically diversified portfolio of properties and by procuring insurance coverage we believe adequate to protect us from material damages and losses from such activities. However, we cannot be sure that our mitigation efforts will be sufficient or that storms that may occur due to future climate change or otherwise could not have a material adverse effect on our financial results.
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
At December 31, 2016, our outstanding fixed rate debt consisted of the following senior unsecured notes and secured mortgage notes:
Fixed Rate Debt

		Annual	Annual		Interest
	Principal	Interest	Interest		Payments
Debt	Balance (1)	Rate (1)	Expense (1)	Maturity	Due
Senior unsecured notes	$350,000	2.85%	$9,975	2018	Semi-Annually
Senior unsecured notes	400,000	3.60%	14,400	2020	Semi-Annually
Senior unsecured notes	300,000	4.15%	12,450	2022	Semi-Annually
Senior unsecured notes	400,000	4.50%	18,000	2025	Semi-Annually
Mortgage note (one property (two buildings in Carlsbad, CA))	17,498	5.95%	1,041	2017	Monthly
Mortgage note (one property (one building in Harvey, IL))	1,984	4.50%	89	2019	Monthly
Mortgage note (one property (one building in Columbus, OH))	2,381	4.50%	107	2019	Monthly
Mortgage note (one property (one building in Ankeny, IA))	12,360	3.87%	478	2020	Monthly
Mortgage note (one property (one building in Philadelphia, PA)) (2)	41,000	4.16%	1,706	2020	Monthly
Mortgage note (one property (one building in Chester, VA))	48,750	3.99%	1,945	2020	Monthly
Mortgage note (one property (three buildings in Seattle, WA))	71,000	3.55%	2,521	2023	Monthly
Mortgage note (one property (one building in Chicago, IL))	50,000	3.70%	1,850	2023	Monthly
	$1,694,973		$64,562

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
We have an interest rate swap agreement that we assumed in connection with the CCIT Merger. This interest rate swap agreement manages our interest rate risk exposure on a $41,000 mortgage note due 2020, which require us to pay interest at a rate equal to a premium over LIBOR. The interest rate swap agreement effectively modifies our exposure to interest rate risk arising from this floating rate mortgage loan by converting this floating rate debt to a fixed rate through August 3, 2020, which is the maturity date of the mortgage note, thus reducing the impact of interest rate changes on future interest expense. This agreement involves the receipt of floating rate amounts in exchange for fixed rate interest payments over the life of the agreement. Approximately 1.7% ($41,000) of our total outstanding debt had interest payments designated as hedged transactions to interest rate swap agreements at December 31, 2016. As of December 31, 2016, the fair value of our derivative instrument included in accounts payable and other liabilities in our consolidated balance sheet was $820.

Because our senior unsecured notes and mortgage notes (including the current effect of our interest rate swap agreement) require interest to be paid at fixed rates, changes in market interest rates during the terms of these senior unsecured notes and mortgage notes will not affect our interest obligations. If these senior unsecured notes and mortgage notes were refinanced at interest rates which are 100 basis points higher or lower than shown above, our per annum interest cost would increase or decrease by approximately $16,950.
Changes in market interest rates would affect the fair value of our fixed rate debt obligations, including obligations arising from our interest rate swap agreement. Increases in market interest rates decrease the fair value of our fixed rate debt, while decreases in market interest rates increase the fair value of our fixed rate debt. Based on the balances outstanding at December 31, 2016 and discounted cash flow analyses through the maturity dates, and assuming no other changes in factors that may affect the fair value of our fixed rate debt obligations, a hypothetical immediate 100 basis point change in interest rates would change the fair value of these obligations by approximately $68,904.
Floating Rate Debt
At December 31, 2016, our floating rate debt (excluding the $41,000 mortgage note hedged by our interest rate swap agreement) consisted of $327,000 outstanding under our revolving credit facility and $350,000 outstanding under our term loan. Our revolving credit facility matures on March 29, 2019 and, subject to our meeting certain conditions, including our payment of an extension fee, we have the option to extend the maturity date by one year to March 29, 2020. Our term loan matures on March 31, 2020. No principal repayments are required under our revolving credit facility or term loan prior to maturity, and prepayments may be made at any time without penalty.
Borrowings under our revolving credit facility and our term loan are in U.S. dollars and require interest to be paid at LIBOR plus a premium that is subject to adjustment based upon changes to our credit ratings. Accordingly, we are vulnerable to changes in U.S. dollar based short term rates, specifically LIBOR. In addition, upon renewal or refinancing of these obligations, we are vulnerable to increases in interest rate premiums due to market conditions or our perceived credit risk. Generally, a change in interest rates would not affect the value of our floating rate debt but would affect our operating results. The following table presents the approximate impact a 100 basis point increase in interest rates would have on our annual floating rate interest expense at December 31, 2016:

	Impact of an Increase in Interest Rates
			Total Interest	Annual
	Interest Rate	Outstanding	Expense	Earnings Per
	Per Year (1)	Debt (2)	Per Year	Share Impact (3)
At December 31, 2016	1.76%	$677,000	$11,915	$0.13
100 basis point increase	2.76%	$677,000	$18,685	$0.21

(1)	Weighted based on the respective interest rates and outstanding borrowings under our floating rate debt as of December 31, 2016.

(2)	Excludes our $41,000 mortgage note hedged by our interest rate swap agreement.

(3)	Based on the diluted weighted average shares outstanding for the year ended December 31, 2016.
The following table presents the impact a 100 basis point increase in interest rates would have on our annual floating rate interest expense at December 31, 2016 if we were fully drawn on our revolving credit facility and our term loan remained outstanding:

	Impact of an Increase in Interest Rates
			Total Interest	Annual
	Interest Rate	Outstanding	Expense	Earnings Per
	Per Year (1)	Debt (2)	Per Year	Share Impact (3)
At December 31, 2016	1.76%	$1,100,000	$19,360	$0.22
100 basis point increase	2.76%	$1,100,000	$30,360	$0.34

(1)	Weighted based on the respective interest rates of our floating rate debt as of December 31, 2016, assuming we were fully drawn on our revolving credit facility and our term loan remained outstanding.

(2)	Excludes our $41,000 mortgage note hedged by our interest rate swap agreement.

(3)	Based on the diluted weighted average shares outstanding for the year ended December 31, 2016.
The foregoing tables show the impact of an immediate increase in floating interest rates. If interest rates were to increase gradually over time, the impact would be spread over time. Our exposure to fluctuations in floating interest rates will increase or decrease in the future with increases or decreases in the outstanding amount of our revolving credit facility and term loan.
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
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
As of the end of the period covered by this Annual Report on Form 10-K, our management carried out an evaluation, under the supervision and with the participation of our Managing Trustees, our President and our Chief Financial Officer and Treasurer, of the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15 and 15d-15. Based upon that evaluation, our Managing Trustees, our President and our Chief Financial Officer and Treasurer concluded that our disclosure controls and procedures are effective.
There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2016. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). Based on our assessment, we believe that, as of December 31, 2016, our internal control over financial reporting is effective.
Ernst & Young LLP, the independent registered public accounting firm that audited our 2016 consolidated financial statements included in this Annual Report on Form 10-K, has issued an attestation report on our internal controls over financial reporting. Its report appears elsewhere herein.
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
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information. We may grant common shares to our officers and other employees of RMR LLC under our 2012 Equity Compensation Plan, or the 2012 Plan. In addition, each of our Trustees receives common shares as part of his or her annual compensation for serving as a Trustee and such shares are awarded under the 2012 Plan. The terms of awards made under the 2012 Plan are determined by the Compensation Committee of our Board of Trustees at the time of the awards. The following table is as of December 31, 2016:

Number of securities
	Number of securities		remaining available for future
	to be issued upon	Weighted-average	issuance under equity
	exercise of	exercise price of	compensation plans (excluding
	outstanding options,	outstanding options,	securities reflected in
	warrants and rights	warrants and rights	column (a))
Plan category	(a)	(b)	(c)
Equity compensation plans approved by security holders—2012 Plan	None.	None.	$2,745,140	(1)
Equity compensation plans not approved by security holders	None.	None.	None.
Total	None.	None.	$2,745,140	(1)

(1)
Consists of common shares available for issuance pursuant to the terms of the 2012 Plan. Share awards that are repurchased or forfeited will be added to the common shares available for issuance under the 2012 Plan.

Payments by us to RMR LLC and RMR LLC employees are described in Notes 9, 12 and 13 to our Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K. The remainder of the information required by Item 12 is incorporated by reference to our definitive Proxy Statement.
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

3.2	Amended and Restated Bylaws of the Company, adopted September 7, 2016. (Incorporated by reference to the Company’s Current Report on Form 8-K dated September 7, 2016.)

4.1	Form of Common Share Certificate. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012.)

4.2	Indenture, dated February 3, 2015, between the Company and U.S. Bank National Association. (Incorporated by reference to the Company’s Current Report on Form 8-K dated January 29, 2015.)

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

10.6	2012 Equity Compensation Plan.(+) (Incorporated by reference to the Company’s Current Report on Form 8-K dated March 6, 2012.)

10.7	First Amendment to 2012 Equity Compensation Plan.(+) (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015.)

10.8	Form of Restricted Share Agreement.(+) (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013.)

10.9	Form of Restricted Share Agreement.(+) (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015.)

10.10	Form of Share Award Agreement.(+) (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016.)

10.11	Form of Indemnification Agreement.(+) (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012.)

10.12	Summary of Trustee Compensation.(+) (Incorporated by reference to the Company’s Current Report on Form 8-K dated May 24, 2016.)

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

101.1
The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Statements of Shareholders’ Equity, (iv) the Consolidated Statements of Cash Flows and (v) related notes to these financial statements, tagged as blocks of text and in detail. (Filed herewith.)

(+) Management contract or compensatory plan or arrangement.

Item 16.  Form 10-K Summary
None.

Report of Independent Registered Public Accounting Firm
To the Trustees and Shareholders of Select Income REIT
We have audited the accompanying consolidated balance sheets of Select Income REIT (the ‘‘Company’’) as of December 31, 2016 and 2015, and the related consolidated statements of comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2016. Our audits also included the financial statement schedules listed in the Index at Item 15(a). These financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2016 and 2015, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 16, 2017 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Boston, Massachusetts
February 16, 2017

Report of Independent Registered Public Accounting Firm
To the Trustees and Shareholders of Select Income REIT
We have audited Select Income REIT’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria).  Select Income REIT’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management Report on Assessment of Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Select Income REIT maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2016 consolidated financial statements of Select Income REIT and our report dated February 16, 2017 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Boston, Massachusetts
February 16, 2017

SELECT INCOME REIT
CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except per share data)

	December 31,
	2016	2015
ASSETS
Real estate properties:
Land	$1,038,686	$1,036,425
Buildings and improvements	3,103,734	3,083,243
	4,142,420	4,119,668
Accumulated depreciation	(242,628)	(164,779)
	3,899,792	3,954,889
Acquired real estate leases, net	506,298	566,195
Cash and cash equivalents	22,127	17,876
Restricted cash	44	1,171
Rents receivable, including straight line rents of $117,008 and $92,264, respectively, net of allowance for doubtful accounts of $873 and $464, respectively	124,089	99,307
Deferred leasing costs, net	10,051	7,221
Other assets, net	77,281	37,686
Total assets	$4,639,682	$4,684,345

LIABILITIES AND SHAREHOLDERS' EQUITY
Unsecured revolving credit facility	$327,000	$303,000
Unsecured term loan, net	348,373	347,876
Senior unsecured notes, net	1,430,300	1,426,025
Mortgage notes payable, net	245,643	286,706
Accounts payable and other liabilities	101,605	105,403
Assumed real estate lease obligations, net	77,622	86,495
Rents collected in advance	18,815	16,295
Security deposits	11,887	11,845
Due to related persons	4,475	3,740
Total liabilities	2,565,720	2,587,385

Commitments and contingencies

Shareholders' equity:
Common shares of beneficial interest, $.01 par value: 125,000,000 shares authorized; 89,427,869 and 89,374,029 shares issued and outstanding, respectively	894	894
Additional paid in capital	2,179,669	2,178,477
Cumulative net income	441,307	324,986
Cumulative other comprehensive income (loss)	20,472	(19,587)
Cumulative common distributions	(568,380)	(387,810)
Total shareholders' equity	2,073,962	2,096,960
Total liabilities and shareholders' equity	$4,639,682	$4,684,345

See accompanying notes.

SELECT INCOME REIT
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(amounts in thousands, except per share data)

	Year Ended December 31,
	2016	2015	2014

REVENUES:
Rental income	$387,015	$364,139	$189,743
Tenant reimbursements and other income	74,992	64,226	32,937
Total revenues	462,007	428,365	222,680

EXPENSES:
Real estate taxes	42,879	37,460	22,202
Other operating expenses	52,957	41,953	18,597
Depreciation and amortization	133,762	122,906	41,054
Acquisition related costs	306	21,987	7,348
General and administrative	28,602	25,859	14,881
Loss on asset impairment	5,484	—	—
Total expenses	263,990	250,165	104,082

Operating income	198,017	178,200	118,598

Dividend income	1,268	1,666	—
Interest expense (including net amortization of debt issuance costs, premiums and discounts of $5,508, $5,100 and $1,579, respectively)	(82,620)	(73,885)	(12,974)
(Loss) gain on early extinguishment of debt	—	(6,845)	243
Loss on distribution to common shareholders of The RMR Group Inc. common stock	—	(23,717)	—
Income before income tax expense, equity in earnings of an investee and gain on sale of property	116,665	75,419	105,867
Income tax expense	(448)	(515)	(175)
Equity in earnings of an investee	137	20	87
Income before gain on sale of property	116,354	74,924	105,779
Gain on sale of property	—	—	116
Net income	116,354	74,924	105,895
Net income allocated to noncontrolling interest	(33)	(176)	—
Net income attributed to SIR	116,321	74,748	105,895

Other comprehensive income (loss):
Unrealized gain (loss) on investment in available for sale securities	39,814	(19,820)	—
Unrealized gain on interest rate swap	93	276	—
Equity in unrealized gain (loss) of an investee	152	(20)	2
Other comprehensive income (loss)	40,059	(19,564)	2
Comprehensive income	156,413	55,360	105,897
Comprehensive income allocated to noncontrolling interest	(33)	(176)	—
Comprehensive income attributed to SIR	$156,380	$55,184	$105,897

Weighted average common shares outstanding - basic	89,304	86,699	55,964
Weighted average common shares outstanding - diluted	89,324	86,708	56,035

Net income attributed to SIR per common share - basic and diluted	$1.30	$0.86	$1.89

See accompanying notes.

SELECT INCOME REIT
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(dollars in thousands)

					Cumulative
	Number of		Additional	Cumulative	Other	Cumulative
	Common	Common	Paid In	Net	Comprehensive	Common
	Shares	Shares	Capital	Income	Income (Loss)	Distributions	Total
Balance at December 31, 2013	49,829,541	$498	$1,160,894	$144,343	$(25)	$(107,019)	$1,198,691
Net income	—	—	—	105,895	—	—	105,895
Issuance of shares, net	10,066,209	101	279,111	—	—	—	279,212
Share grants	64,000	1	1,031	—	—	—	1,032
Other comprehensive income	—	—	—	—	2	—	2
Distributions to common shareholders	—	—	—	—	—	(104,385)	(104,385)
Balance at December 31, 2014	59,959,750	600	1,441,036	250,238	(23)	(211,404)	1,480,447
Net income and other equity adjustments	—	—	(662)	74,748	—	—	74,086
Issuance of shares, net	29,356,800	293	737,338	—	—	—	737,631
Share grants	65,100	1	895	—	—	—	896
Share repurchases	(6,851)	—	(130)	—	—	—	(130)
Forfeited share grants	(770)	—	—	—	—	—	—
Other comprehensive loss	—	—	—	—	(19,564)	—	(19,564)
Distributions to common shareholders	—	—	—	—	—	(157,597)	(157,597)
Distribution to common shareholders of The RMR Group Inc. common stock	—	—	—	—	—	(18,809)	(18,809)
Balance at December 31, 2015	89,374,029	894	2,178,477	324,986	(19,587)	(387,810)	2,096,960
Net income	—	—	—	116,321	—	—	116,321
Share grants	65,900	—	1,523	—	—	—	1,523
Share repurchases	(12,060)	—	(331)	—	—	—	(331)
Other comprehensive income	—	—	—	—	40,059	—	40,059
Distributions to common shareholders	—	—	—	—	—	(180,570)	(180,570)
Balance at December 31, 2016	89,427,869	$894	$2,179,669	$441,307	$20,472	$(568,380)	$2,073,962

See accompanying notes.

SELECT INCOME REIT
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)

	Year Ended December 31,
	2016	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$116,354	$74,924	$105,895
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	78,151	72,448	27,122
Net amortization of debt issuance costs, premiums and discounts	5,508	5,100	1,579
Amortization of acquired real estate leases and assumed real estate lease obligations	52,691	46,059	12,852
Amortization of deferred leasing costs	1,413	1,058	956
Provision for losses on rents receivable	496	(463)	844
Straight line rental income	(24,744)	(27,370)	(16,038)
Loss on asset impairment	5,484	—	—
Loss (gain) on early extinguishment of debt	—	6,845	(243)
Loss on distribution to common shareholders of The RMR Group Inc. common stock	—	23,717	—
Gain on sale of property	—	—	(116)
Other non-cash expenses, net	(607)	484	2,061
Equity in earnings of an investee	(137)	(20)	(87)
Change in assets and liabilities:
Restricted cash	1,127	16	—
Rents receivable	(534)	1,265	2,144
Deferred leasing costs	(4,485)	(1,888)	(1,464)
Other assets	(883)	(1,772)	(200)
Accounts payable and other liabilities	(572)	28,287	(1,594)
Rents collected in advance	2,520	(3,587)	1,051
Security deposits	42	436	1,989
Due to related persons	735	2,234	(8)
Net cash provided by operating activities	232,559	227,773	136,743

CASH FLOWS FROM INVESTING ACTIVITIES:
Real estate acquisitions and deposits	(18,046)	(2,179,621)	(223,205)
Real estate improvements	(8,862)	(3,797)	(2,175)
Proceeds from sale of properties, net	—	501,668	116
Investment in Affiliates Insurance Company	—	—	(825)
Investment in The RMR Group Inc.	—	(19,219)	—
Net cash used in investing activities	(26,908)	(1,700,969)	(226,089)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common shares, net	—	—	277,329
Proceeds from issuance of senior unsecured notes, net	—	1,433,694	—
Proceeds from borrowings	205,000	1,819,000	281,000
Payments of borrowings	(221,525)	(1,593,245)	(370,731)
Debt issuance costs	—	(23,761)	(388)
Distributions to common shareholders	(180,570)	(157,597)	(104,385)
Repurchase of common shares	(331)	(130)	—
Purchase of noncontrolling interest	(3,908)	—	—
Distributions to noncontrolling interest	(66)	(393)	—
Net cash (used in) provided by financing activities	(201,400)	1,477,568	82,825

Increase (decrease) in cash and cash equivalents	4,251	4,372	(6,521)
Cash and cash equivalents at beginning of period	17,876	13,504	20,025
Cash and cash equivalents at end of period	$22,127	$17,876	$13,504

See accompanying notes.

SELECT INCOME REIT
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(dollars in thousands)

	Year Ended December 31,
	2016	2015	2014
SUPPLEMENTAL DISCLOSURES:
Interest paid	$76,930	$45,078	$11,598
Income taxes paid	$428	$293	$92

NON-CASH INVESTING ACTIVITIES:
Real estate and investment acquired by issuance of shares	$—	$(736,740)	$—
Real estate acquired by assumption of mortgage notes payable	$—	$(297,698)	$—
Real estate sold by assumption of mortgage notes payable	$—	$29,955	$—
Working capital assumed	$—	$(13,333)	$—

NON-CASH FINANCING ACTIVITIES:
Assumption of mortgage notes payable	$—	$297,698	$—
Mortgage notes payable assumed in real estate sale	$—	$(29,955)	$—
Issuance of SIR common shares	$—	$736,740	$—
Distribution to common shareholders of The RMR Group Inc. common stock	$—	$(18,809)	$—

See accompanying notes.

SELECT INCOME REIT
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)
Note 1. Organization
Select Income REIT, or SIR, we, us or our, was organized as a real estate investment trust, or REIT, under Maryland law on December 19, 2011 as a wholly owned subsidiary of Equity Commonwealth, or EQC, to primarily own and invest in single tenant, net leased properties. On February 16, 2012, we acquired 100% ownership of 30 initial properties (251 buildings, leasable land parcels and easements), or the Initial Properties, by means of a contribution from EQC to one of our subsidiaries. On March 12, 2012, we completed our initial public offering and we became a separate publicly owned company.
As of December 31, 2016, we owned 121 properties (362 buildings, leasable land parcels and easements) with a total of approximately 44,813,000 rentable square feet.
Note 2. Summary of Significant Accounting Policies
Basis of Presentation. These consolidated financial statements include our accounts and the accounts of our subsidiaries, which are 100% owned or controlled directly or indirectly by us. The portion of a consolidated subsidiary that is not controlled by us, or the noncontrolling interest, is presented as a liability in our consolidated balance sheet and separately as net income allocated to noncontrolling interest in our consolidated statements of comprehensive income. See Note 8 for further information regarding a property we owned pursuant to a joint venture. All intercompany transactions and balances with or among our consolidated subsidiaries have been eliminated.
Real Estate Properties. We record our properties at cost, and we calculate depreciation on real estate investments on a straight line basis over estimated useful lives generally ranging from seven to 40 years. EQC estimated the purchase price allocations and the useful lives of our Initial Properties and we estimate the purchase price allocations and the useful lives of our other properties. In some circumstances, we engage independent real estate appraisal firms to provide market information and evaluations which are relevant to our purchase price allocations and determinations of useful lives; however, we are ultimately responsible for the purchase price allocations and determinations of useful lives.
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
We amortize capitalized above market lease values (included in acquired real estate leases in our consolidated balance sheets) and below market lease values (presented as assumed real estate lease obligations in our consolidated balance sheets) as a reduction or increase, respectively, to rental income over the terms of the associated leases. Such amortization resulted in changes to rental income of $1,732, $3,430 and $196 during the years ended December 31, 2016, 2015 and 2014, respectively. We amortize the value of acquired in place leases (included in acquired real estate leases in our consolidated balance sheets), exclusive of the value of above market and below market acquired in place leases, or Lease Origination Value, over the terms of the associated leases. Such amortization, which is included in depreciation and amortization expense, totaled $54,422,

$49,489 and $13,048 during the years ended December 31, 2016, 2015 and 2014, respectively. If a lease is terminated prior to its stated expiration, we write off the unamortized amounts relating to that lease.
At December 31, 2016 and 2015, our acquired real estate leases and assumed real estate lease obligations were as follows:

	December 31,
	2016	2015
Acquired real estate leases:
Capitalized above market lease values	$100,746	$101,446
Less: accumulated amortization	(28,611)	(22,577)
Capitalized above market lease values, net	72,135	78,869

Lease Origination Value	563,898	568,109
Less: accumulated amortization	(129,735)	(80,783)
Lease Origination Value, net	434,163	487,326
Acquired real estate leases, net	$506,298	$566,195

Assumed real estate lease obligations:
Capitalized below market lease values	$107,375	$108,038
Less: accumulated amortization	(29,753)	(21,543)
Assumed real estate lease obligations, net	$77,622	$86,495
As of December 31, 2016, the weighted average amortization periods for capitalized above market lease values, Lease Origination Value and capitalized below market lease values were 12.6 years, 9.4 years, and 11.0 years, respectively.  Future amortization of net intangible acquired real estate lease assets and liabilities to be recognized over the current terms of the associated leases as of December 31, 2016 are estimated to be $52,102 in 2017, $51,167 in 2018, $48,707 in 2019, $47,986 in 2020, $47,334 in 2021 and $181,380 thereafter.
We recognize impairment losses on real estate investments when indicators of impairment are present and the estimated undiscounted cash flow from our real estate investments is less than the carrying amount of such real estate investments. Impairment indicators may include declining tenant occupancy, lack of progress releasing vacant space, tenant bankruptcies, low long term prospects for improvement in property performance, weak or declining tenant profitability, cash flow or liquidity, our decision to dispose of an asset before the end of its estimated useful life and legislative, market or industry changes that could permanently reduce the value of a property. We review our properties for impairment quarterly, or whenever events or changes in circumstances indicate that carrying amounts may not be recoverable. If indicators of impairment are present, we evaluate the carrying value of the related property by comparing it to the expected future undiscounted cash flows expected to be generated from that property. If the sum of these expected future undiscounted cash flows is less than the carrying value, we reduce the net carrying value of the property to its estimated fair value. The determination of undiscounted cash flow includes consideration of many factors including income to be earned from the investment, holding costs (exclusive of interest), estimated selling prices, and prevailing economic and market conditions. As of December 31, 2016, we recorded a loss on asset impairment of $5,484 to reduce the carrying value of one vacant property located in Maynard, MA to its estimated fair value. See Note 7 for further information.
We believe some of our properties may contain asbestos. We believe any asbestos on our properties is contained in accordance with applicable laws and regulations and we have no current plans to remove it. If we removed the asbestos or demolished the affected properties, certain environmental regulations specify the manner in which the asbestos must be removed and we could incur substantial costs complying with such regulations. Due to the uncertainty of the timing and amount of costs we may incur, we cannot reasonably estimate the fair value and we have not recognized a liability in our financial statements for these costs. Certain of our industrial lands in Hawaii may require environmental remediation, especially if the use of those lands is changed; however, we do not have any present plans to change the use of those lands or to undertake this environmental cleanup. In general, we do not have any insurance designated to limit any losses that we may incur as a result of known or unknown environmental conditions which are not caused by an insured event, such as, for example, fire or flood, although some of our tenants may maintain such insurance. However, as of both December 31, 2016 and 2015, accrued environmental remediation costs of $8,160 were included in accounts payable and other liabilities in our consolidated balance sheets. These accrued environmental remediation costs relate to maintenance of our properties for current uses, and, because of the indeterminable timing of the remediation, these amounts have not been discounted to present value. Although we do not believe that there are environmental conditions at any of our properties that will have a material adverse effect on us, we cannot be sure that such conditions or costs are not present in our properties or that other costs we incur to remediate contamination will not have a material adverse effect on our business or financial condition. Charges for environmental remediation costs are included in other operating expenses in our consolidated statements of comprehensive income.
Cash and Cash Equivalents. We consider highly liquid investments with original maturities of three months or less at the date of purchase to be cash equivalents.
Restricted Cash. Restricted cash consists of amounts escrowed for future real estate taxes, insurance, leasing costs, capital expenditures and debt service, as required by certain of our mortgage debts.
Deferred Leasing Costs. Deferred leasing costs include capitalized brokerage, legal and other fees associated with the successful negotiation of leases, which are amortized to depreciation and amortization expense on a straight line basis over the terms of the respective leases. Deferred leasing costs totaled $13,987 and $10,243 at December 31, 2016 and 2015, respectively, and accumulated amortization of deferred leasing costs totaled $3,936 and $3,022 at December 31, 2016 and 2015, respectively. Included in deferred leasing costs at December 31, 2016, is $61 of estimated costs associated with leases under negotiation. Future amortization of deferred leasing costs to be recognized during the current terms of our existing leases as of December 31, 2016, are estimated to be $1,371 in 2017, $1,278 in 2018, $1,177 in 2019, $1,089 in 2020, $890 in 2021 and $4,185 thereafter.
Debt Issuance Costs. Debt issuance costs include capitalized issuance or assumption costs related to borrowings, which are amortized to interest expense over the terms of the respective loans. Debt issuance costs, net of accumulated amortization, for our revolving credit facility are included in other assets in our consolidated balance sheets. Debt issuance costs, net of accumulated amortization, for our unsecured term loan, senior unsecured notes and mortgage notes payable are presented as a direct deduction from the associated debt liability in our consolidated balance sheets. As of December 31, 2016 and 2015, debt issuance costs for our revolving credit facility were $5,910 and $5,910, respectively, and accumulated amortization of debt issuance costs for our revolving credit facility were $2,751 and $1,360, respectively. As of December 31, 2016 and 2015, debt issuance costs, net of accumulated amortization, for our unsecured term loan, senior unsecured notes and mortgage notes payable were $1,627, $7,538 and $17, respectively. Future amortization of debt issuance costs to be recognized with respect to our loans as of December 31, 2016, are estimated to be $3,925 in 2017, $3,261 in 2018, $2,243 in 2019, $912 in 2020, $753 in 2021 and $1,247 thereafter.
Available for sale securities. As of December 31, 2016, we own 1,586,836 shares of class A common stock of The RMR Group Inc., or RMR Inc. Our investment in RMR Inc. is classified as an available for sale security. Available for sale securities are recorded at fair value based on their quoted market price at the end of the reporting period. Unrealized gains and losses on available for sale securities are recorded as a component of cumulative other comprehensive income (loss) in shareholders’ equity. As further described in Note 13, we initially acquired 3,166,891 shares of class A common stock of RMR Inc. on June 5, 2015 for cash and share consideration of $35,954. We concluded, for accounting purposes, that the cash and share consideration we paid for our investment in these shares represented a discount to the fair value of these shares. We initially accounted for this investment under the cost method of accounting and recorded this investment at its estimated fair value of $81,850 as of June 5, 2015 using Level 3 inputs, as defined in the fair value hierarchy under U.S. generally accepted accounting principles, or GAAP. As a result, we recorded a liability for the amount by which the estimated fair value of these shares exceeded the price we paid for these shares. This liability is included in accounts payable and other liabilities in our consolidated balance sheets. A part of this liability is being amortized on a straight line basis through December 31, 2035 as an allocated reduction to our business management and property management fee expense. We amortized $2,230 and $1,268 of this liability during the years ended December 31, 2016 and 2015, respectively. These amounts are included in the net business management and property management fee amounts for such periods. As of December 31, 2016, the remaining unamortized amount of this liability was $42,400.
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

Other Assets. Other assets consist primarily of deposits on potential acquisitions, our investments in RMR Inc. and Affiliates Insurance Company, or AIC, debt issuance costs on our revolving credit facility, prepaid real estate taxes and other prepaid expenses. We account for our investment in AIC using the equity method of accounting. Significant influence is present through common representation on the boards of trustees or directors of us and AIC. Our Managing Trustees own ABP Trust, which is the controlling shareholder of RMR Inc. RMR Inc. is the managing member of our manager, The RMR Group LLC, or RMR LLC. Our Managing Trustees are also directors and officers of RMR Inc. and officers of RMR LLC. RMR LLC also provides management and administrative services to AIC, and each of our Trustees is a director of AIC. See Notes 7 and 13 for further information regarding our investments in RMR Inc. and AIC.
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
Revenue Recognition. Rental income from operating leases is recognized on a straight line basis over the lives of lease agreements. We defer the recognition of contingent rental income, such as percentage rents, until the specific targets that trigger the contingent rental income are achieved. Contingent rental income recognized for the years ended December 31, 2016, 2015 and 2014, totaled $846, $1,468 and $1,270, respectively. Tenant reimbursements and other income include property level operating expenses and capital expenditures reimbursed by our tenants as well as other incidental revenues. Certain tenants are obligated to pay directly their obligations under their leases for insurance, real estate taxes and certain other expenses. These costs, which have been assumed by the tenants under the terms of their respective leases, are not reflected in our consolidated financial statements. To the extent any tenant responsible for these costs under their respective lease defaults on its lease or it is deemed probable that the tenant will fail to pay for such costs, we would record a liability for such obligation.
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
New Accounting Pronouncements. On January 1, 2016, we adopted FASB Accounting Standards Update, or ASU, No. 2015-02, Consolidation. Among other things, this update changed how an entity determines the primary beneficiary of a variable interest entity. The implementation of this update did not have an impact in our consolidated financial statements.

On January 1, 2016, we adopted FASB ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs, which requires debt issuance costs to be presented in the balance sheet as a direct deduction from the associated debt liability, and FASB ASU No. 2015-15, Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements – Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015 EITF Meeting, which addresses the presentation of debt issuance costs related to line of credit arrangements. The implementation of these updates resulted in the reclassification of certain of our capitalized debt issuance costs as an offset to the associated debt liability in our consolidated balance sheets. The classification of capitalized debt issuance costs related to our unsecured revolving credit facility remains unchanged in accordance with ASU No. 2015-15. As of December 31, 2015, debt issuance costs related to our unsecured term loan, senior unsecured notes and mortgage notes payable of $2,124, $9,607 and $41, respectively, were reclassified from assets to an offset to the associated debt liability in our consolidated balance sheet.
On January 1, 2016, we adopted FASB ASU No. 2015-16, Simplifying the Accounting for Measurement-Period Adjustments, which eliminates the requirement for an acquirer in a business combination to account for measurement period adjustments retrospectively. Instead, acquirers must recognize measurement period adjustments during the period in which they determine the amounts, including the effect on earnings of any amounts they would have recorded in previous periods if the accounting had been completed at the acquisition date. The implementation of this update did not have an impact in our consolidated financial statements.
In December 2016, we adopted FASB ASU No. 2014-15, Presentation of Financial Statements - Going Concern: Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. This update requires an entity to evaluate whether there are conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued (or within one year after the financial statements are available to be issued when applicable) and to provide related footnote disclosures in certain circumstances. The implementation of this update did not have an impact in our consolidated financial statements.
In 2014, the FASB issued ASU No. 2014-09, Revenue From Contracts With Customers, which outlines a comprehensive model for entities to use in accounting for revenue arising from contracts with customers. ASU No. 2014-09 states that “an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.” While ASU No. 2014-09 specifically references contracts with customers, it may apply to certain other transactions such as the sale of real estate or equipment. In 2015, the FASB provided for a one-year deferral of the effective date for ASU No. 2014-09, which is now effective for us beginning January 1, 2018. A substantial portion of our revenue consists of rental income from leasing arrangements, which is specifically excluded from ASU No. 2014-09. We are continuing to evaluate ASU No. 2014-09 (and related clarifying guidance issued by the FASB); however, we do not expect its adoption to have a significant impact on the timing of our revenue recognition in our consolidated financial statements.
In January 2016, the FASB issued ASU No. 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities, which changes how entities measure certain equity investments and present changes in the fair value of financial liabilities measured under the fair value option that are attributable to their own credit. This update is effective for interim and annual periods beginning after December 15, 2017, with early adoption permitted subject to certain conditions. Currently, changes in fair value of these investments are recorded through other comprehensive income. ASU No. 2016-01 states that these changes will be recorded through earnings. We are continuing to evaluate this guidance, but we expect the implementation of this guidance will affect how changes in the fair value of available for sale securities we hold are presented in our consolidated financial statements.
In February 2016, the FASB issued ASU No. 2016-02, Leases, which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e., lessees and lessors). ASU No. 2016-02 requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase of the leased asset by the lessee. This classification will determine whether the lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. A lessee is also required to record a right of use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases today. The new standard requires lessors to account for leases using an approach that is substantially equivalent to existing guidance for sales type leases, direct financing leases and operating leases. ASU No. 2016-02 is effective for reporting periods beginning after December 15, 2018, with early adoption permitted. We are currently assessing the potential impact the adoption of ASU No. 2016-02 will have in our consolidated financial statements.
In March 2016, the FASB issued ASU No. 2016-09, Compensation - Stock Compensation, which identifies areas for simplification involving several aspects of accounting for share based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, an option to recognize gross stock compensation expense with actual forfeitures recognized as they occur, as well as certain classifications on the statement of cash flows. ASU No. 2016-09 is effective for reporting periods beginning after December 31, 2016. We do not expect the adoption of ASU No. 2016-09 to have a material impact in our consolidated financial statements.
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which requires that entities use a new forward looking “expected loss” model that generally will result in the earlier recognition of allowance for credit losses. The measurement of expected credit losses is based upon historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. ASU No. 2016-13 is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. We are currently assessing the potential impact the adoption of ASU No. 2016-13 will have in our consolidated financial statements.
In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, which clarifies how companies present and classify certain cash receipts and cash payments in the statement of cash flows. ASU No. 2016-15 is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. We are currently assessing the potential impact the adoption of ASU No. 2016-15 will have in our consolidated financial statements.
In November 2016, the FASB issued ASU No. 2016-18, Restricted Cash, which clarifies how companies should present restricted cash and restricted cash equivalents. Companies will show the changes in the total of cash, cash equivalents, restricted cash and restricted cash equivalents in the statement of cash flows. The new standard requires a reconciliation of the totals in the statement of cash flows to the related captions in the balance sheet. ASU No. 2016-18 is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. We are currently assessing the potential impact the adoption of ASU No. 2016-18 will have in our consolidated financial statements.
In January 2017, the FASB issued ASU No. 2017-01, Clarifying the Definition of a Business, which provides additional guidance on evaluating whether transactions should be accounted for as an acquisition (or disposal) of assets or of businesses. The update defines three requirements for a set of assets and activities (collectively referred to as a “set”) to be considered a business: inputs, processes and outputs. We are currently assessing the impact of the update; however, subsequent to adoption we believe certain acquisitions which under previous guidance would have been accounted for as business combinations may now be accounted for as acquisitions of assets. In an acquisition of assets, certain acquisition costs may be capitalized as opposed to recognized as expense under business combination guidance. ASU No. 2017-01 is effective for annual periods beginning after December 15, 2017, including interim periods within those fiscal years. This update will be applied prospectively to any transactions occurring within the period of adoption.
Note 3. Real Estate Properties
As of December 31, 2016, we owned 121 properties (362 buildings, leasable land parcels and easements) with approximately 44,813,000 rentable square feet.
2016 and 2017 Acquisitions:
On February 29, 2016, we acquired a joint venture interest in an office building containing approximately 344,000 square feet located in Duluth, GA. We paid $3,908 for this 11.0% ownership interest. Following this acquisition, we own 100% of this office building. See Note 8 for more information regarding this joint venture arrangement, our acquisition of the 11.0% interest and certain resulting accounting.
During the year ended December 31, 2016, we also acquired two properties (two buildings) located in Huntsville, AL and Richmond, VA with a combined 107,657 rentable square feet for an aggregate purchase price of $17,960, excluding acquisition related costs. The Huntsville, AL acquisition was accounted for as an acquisition of assets and the Richmond, VA acquisition was accounted for as a business combination. We allocated the purchase prices of these acquisitions based on the estimated fair values of the acquired assets and assumed liabilities as follows:

							Acquired
		Properties/	Square	Purchase		Building and	Real Estate
Date	Location	Buildings	Feet	Price (1)	Land	Improvements	Leases
July 2016	Huntsville, AL (2)	1 / 1	57,420	$10,200	$1,652	$8,548	$—
October 2016	Richmond, VA	1 / 1	50,237	7,760	1,270	4,824	1,666
		2 / 2	107,657	$17,960	$2,922	$13,372	$1,666

(1)	Purchase price excludes acquisition related costs.

(2)
This property was acquired and simultaneously leased back to the seller. We accounted for this acquisition as an acquisition of assets and capitalized acquisition related costs of $86 related to this transaction.

On January 13, 2017, we acquired a land parcel adjacent to one our properties located in McAlester, OK for $226, excluding acquisition related costs. We currently intend to develop an expansion of the adjacent property we own for an existing tenant on this acquired property.
On December 29, 2016, we entered an agreement to acquire a single tenant, net leased office property located in Tampa, FL with approximately 133,000 rentable square feet for a purchase price of $14,300, excluding acquisition related costs. This pending acquisition is subject to closing conditions; accordingly, we cannot be sure that we will acquire this property, that the acquisition will not be delayed or that the terms will not change.
2015 Acquisitions and Dispositions:
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
At the effective time of the CCIT Merger, we acquired CCIT’s full property portfolio which included 64 office and industrial net leased properties (73 buildings), or the 64 CCIT Properties, as well as 23 healthcare properties which we sold concurrently to Senior Housing Properties Trust, or SNH. The total consideration for our acquisition of CCIT’s full portfolio was $2,990,210, including the assumption of $297,698 of mortgage debt principal (of which $29,955 was assumed by SNH in our sale of the healthcare properties to SNH) and excluding acquisition related costs. Pursuant to the terms of the Merger Agreement, we paid $1,245,321 in cash and issued 28,439,111 of our common shares at a value of $25.20 per share, or an aggregate of $716,666, to former holders of CCIT common stock. Concurrently with the entry into the merger agreement for the CCIT Merger, on August 30, 2014, we, a wholly owned subsidiary of ours and SNH, entered into a purchase and sale agreement and joint escrow instructions for our sale to SNH of entities owning 23 healthcare properties, or the CCIT MOBs, that were to be acquired by us in the CCIT Merger. Pursuant to this purchase and sale agreement, on January 29, 2015, concurrently with the closing of the CCIT Merger, we sold to SNH the CCIT MOBs for $531,923, including a purchase price adjustment of $7,677 and SNH's assumption of $29,955 of mortgage debt, but excluding working capital. In April 2015, we paid $1,316 to SNH to settle certain working capital activity for the CCIT MOBs as of the sale date. The following tables summarize the total consideration, the estimated fair values of the assets acquired and liabilities assumed in the CCIT Merger and the net purchase price after the completion of our sale of the 23 healthcare properties to SNH:

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

On June 29, 2016, we received an assessment from the State of Washington for real estate excise tax, interest and penalties of $2,837 on certain properties we acquired in connection with our acquisition of CCIT, in January 2015. We believe we are not liable for this tax and are disputing the assessment. As of December 31, 2016, we have not recorded a loss related to this matter.
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
2016 Tenant Improvements and Leasing Costs:
We committed $13,638 for expenditures related to tenant improvements and leasing costs for approximately 1,978,000 square feet of leases executed during 2016. Committed but unspent tenant related obligations based on existing leases as of December 31, 2016, were $23,390.
Future Minimum Lease Payments:
The future minimum lease payments scheduled to be received by us during the current terms of our leases as of December 31, 2016 are as follows:

Minimum
Lease
Year	Payment
2017	$364,448
2018	366,853
2019	361,265
2020	360,368
2021	359,542
Thereafter	2,208,525
$4,021,001
Pro Forma Information (Unaudited):
The following table presents our pro forma results of operations for the year ended December 31, 2015 as if the CCIT Merger and the related financing activities described above and in Note 6, had occurred on January 1, 2015. In addition to the 64 CCIT Properties, this pro forma data also includes four additional properties (six buildings) we acquired during 2015 for an aggregate purchase price of $215,100, excluding acquisition related costs. This pro forma data is not necessarily indicative of what our actual results of operations would have been for the period presented, nor does it represent the results of operations for any future period. Differences could result from numerous factors, including future changes in our portfolio of investments, changes in interest rates, changes in our capital structure, changes in net property level operating expenses, changes in property level revenues, including rents expected to be received from our existing leases or leases we entered into during 2016 and may enter into during and after 2017, and for other reasons.

Year Ended
December 31,
2015
Total revenues	$458,430
Net income attributed to SIR	$99,094
Net income attributed to SIR per share	$1.11

During the year ended December 31, 2015, we recognized revenues of $215,585 and operating income of $77,558 arising from our 2015 acquisitions.
Note 4. Tenant Concentration and Segment Information
We operate in one business segment: ownership of properties that include buildings and leased industrial lands that are primarily net leased to single tenants. During the periods presented in this report, no single one of our tenants accounted for more than 10% of our total revenues. A “net leased property” or a property being “net leased” means that the building or land lease requires the tenant to pay rent and pay, or reimburse us, for all, or substantially all, property level operating expenses and capital expenditures, such as real estate taxes, insurance, utilities, maintenance and repairs, other than, in certain circumstances, roof and structural element related expenditures; however, in some instances, tenants reimburse us for all expenses in excess of certain amounts included in the stated rent. We define a single tenant leased building or land parcel as a building or land parcel with at least 90% of its rentable square footage leased to one tenant. Our buildings and lands are primarily leased to single tenants; however, we also own some multi-tenant buildings on the island of Oahu, HI, and one mainland multi-tenant office property. For the years ended December 31, 2016, 2015 and 2014, approximately 19.8%, 21.0% and 38.2%, respectively, of total revenues was from 11 properties (229 buildings, leasable land parcels and easements) with a combined approximately 17,778,000 rentable square feet that we own on Oahu, HI.
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
We record all derivatives on our balance sheet at fair value. The following table summarizes the terms of our outstanding interest rate swap agreement, which we designate as a cash flow hedge:

Fair Value
		Notional				of Liability
		Amount as of	Interest	Effective	Maturity	as of
	Balance Sheet Location	December 31, 2016	Rate (1)	Date	Date	December 31, 2016
Interest Rate Swap	Accounts Payable and Other Liabilities	$41,000	4.16%	1/29/2015	8/3/2020	$820

(1)	The interest rate consists of the underlying index swapped to a fixed rate and the applicable interest rate spread.
The table below presents the effects of our interest rate derivative on our consolidated statements of comprehensive income for the years ended December 31, 2016 and 2015:

	Year Ended December 31,
	2016	2015
Amount of gain (loss) recognized in cumulative
other comprehensive income (effective portion)	$(284)	$61
Amount of gain reclassified from cumulative
other comprehensive income into
interest expense (effective portion)	$377	$215
We may enter into additional interest rate swaps or hedge agreements to manage some of our interest rate risk associated with other floating rate borrowings.
Note 6. Indebtedness
At December 31, 2016 and 2015, our outstanding indebtedness consisted of the following:

	December 31,
	2016	2015
Revolving credit facility, due in 2019	$327,000	$303,000
Term loan, due in 2020	350,000	350,000
Senior unsecured notes, 2.85%, due in 2018	350,000	350,000
Senior unsecured notes, 3.60%, due in 2020	400,000	400,000
Senior unsecured notes, 4.15%, due in 2022	300,000	300,000
Senior unsecured notes, 4.50%, due in 2025	400,000	400,000
Mortgage note payable, LIBOR plus 160 bps (1) (2)	—	40,233
Mortgage note payable, 5.950%, due in 2017 (1)	17,498	17,755
Mortgage note payable, 4.50%, due in 2019 (1) (3)	1,984	2,000
Mortgage note payable, 4.50%, due in 2019 (1) (3)	2,381	2,400
Mortgage note payable, 3.87%, due in 2020 (1) (3)	12,360	12,360
Mortgage note payable, 4.16%, due in 2020 (1) (4)	41,000	41,000
Mortgage note payable, 3.99%, due in 2020 (1) (3)	48,750	48,750
Mortgage note payable, 3.55%, due in 2023 (1) (3)	71,000	71,000
Mortgage note payable, 3.70%, due in 2023 (1) (3)	50,000	50,000
	2,371,973	2,388,498
Unamortized debt issuance costs, premiums and discounts	(20,657)	(24,891)
	$2,351,316	$2,363,607

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

(2)	This mortgage note was repaid at par in November 2016.

(3)
In connection with the CCIT Merger, we assumed these fixed rate mortgage notes with an aggregate principal balance of $186,510. We recorded these mortgage notes at their estimated fair value aggregating $187,449 on the date of acquisition.

(4)
This mortgage note was assumed in connection with the CCIT Merger. Interest on this mortgage note is payable at a rate equal to a premium over LIBOR but has been fixed by a cash flow hedge which sets the rate at approximately 4.16% until August 3, 2020, which is the maturity date of the mortgage note.

On January 9, 2015, we replaced our then existing $750,000 unsecured revolving credit facility and $350,000 unsecured term loan with a new credit agreement providing $1,100,000 in aggregate borrowing availability, or the credit agreement. The credit agreement replaced our prior revolving credit facility maturing on March 11, 2016 with a new $750,000 unsecured revolving credit facility that has a maturity date of March 29, 2019, interest payable on borrowings of LIBOR plus 105 basis points and a facility fee of 20 basis points per annum, based on the total amount of lending commitments. Both the interest rate premium and the facility fee for the revolving credit facility are subject to adjustment based on changes to our credit ratings. Upon the payment of an extension fee and meeting other conditions, we have the option to extend the maturity date of the revolving credit facility to March 29, 2020. As of December 31, 2016 and 2015, the annual interest rate payable on borrowings under our revolving credit facility was 1.76% and 1.44%, respectively. The weighted average annual interest rate for borrowings under our revolving credit facility was 1.49%, 1.25% and 1.45% for the years ended December 31, 2016, 2015 and 2014, respectively. We can borrow, repay and reborrow funds available under our revolving credit facility until maturity, and no principal repayment is due until maturity. As of December 31, 2016 and February 14, 2017, we had $327,000 and $332,000, respectively, outstanding under our revolving credit facility and $423,000 and $418,000, respectively, available to borrow under our revolving credit facility.
The credit agreement also replaced our prior term loan maturing on July 11, 2017 with a new $350,000 unsecured term loan that has a maturity date of March 31, 2020 and interest payable on the amount outstanding of LIBOR plus 115 basis points. The interest rate premium for the term loan is subject to adjustment based on changes to our credit ratings. As of December 31, 2016 and 2015, the annual interest rate payable for the amount outstanding under our term loan was 1.77% and 1.39%, respectively. The weighted average annual interest rate for the amount outstanding under our term loan was 1.63%, 1.34% and 1.69% for the years ended December 31, 2016, 2015 and 2014, respectively.
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
The credit agreement and our senior unsecured notes indenture and its supplement provide for acceleration of payment of all amounts due thereunder upon the occurrence and continuation of certain events of default, such as, in the case of our credit agreement, a change of control of us, which includes RMR LLC ceasing to act as our business manager and property manager. Our senior unsecured notes indenture and its supplement and our credit agreement also contain a number of covenants, including covenants that restrict our ability to incur debts or to make distributions under certain circumstances, and generally require us to maintain certain financial ratios. We believe we were in compliance with the terms and conditions of the respective covenants under our senior unsecured notes indenture and its supplement and our credit agreement at December 31, 2016.
During the year ended December 31, 2015, we recognized a loss on early extinguishment of debt aggregating $6,845 from the write off of unamortized debt issuance costs related to the repayment and termination of the bridge loan that was entered in connection with the CCIT Merger, our prior revolving credit facility and our prior term loan.
At December 31, 2016, eight of our properties (11 buildings) with a net book value of $393,569 had secured mortgage notes we assumed in connection with our acquisition of those properties. The aggregate principal amount outstanding under these mortgage notes as of December 31, 2016, was $244,973. These mortgage notes are non-recourse, subject to certain limited exceptions and do not contain any material financial covenants.

The required principal payments due during the next five years and thereafter under all our outstanding debt as of December 31, 2016 are as follows:

	Principal
Year	Payment
2017	$17,571
2018	350,304
2019	331,926
2020	851,172
2021	—
Thereafter	821,000
	$2,371,973	(1)

(1)	Total debt outstanding as of December 31, 2016, including unamortized debt issuance costs, premiums and discounts was $2,351,316.
Note 7. Fair Value of Assets and Liabilities
The table below presents certain of our assets and liabilities measured at fair value at December 31, 2016, categorized by the level of inputs, as defined in the fair value hierarchy under GAAP, used in the valuation of each asset and liability:

		Fair Value at Reporting Date Using
		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
		Identical Assets	Observable Inputs	Inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)
Recurring Fair Value Measurements:
Assets:
Investment in RMR Inc. (1)	$62,680	$62,680	$—	$—

Liabilities:
Interest rate swap (2)	$(820)	$—	$(820)	$—

Non-Recurring Fair Value Measurements:
Assets:
Real estate properties (3)	$18,000	$—	$—	$18,000

(1)
Our 1,586,836 shares of class A common stock of RMR Inc., which are included in other assets in our consolidated balance sheets, are reported at fair value which is based on quoted market prices (Level 1 inputs). Our historical cost basis for these shares is $42,686. The unrealized gain of $19,994 for these shares as of December 31, 2016 is included in cumulative other comprehensive income in our consolidated balance sheets.

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

(3)
As of December 31, 2016, we recorded a loss on asset impairment of $5,484 to reduce the carrying value of one vacant property located in Maynard, MA from $23,484 to its estimated fair value of $18,000. We estimated the fair value of this property with a direct capitalization approach utilizing market specific assumptions.

In addition to the assets and liability described in the table above, our financial instruments include cash and cash equivalents, restricted cash, rents receivable, a revolving credit facility, a term loan, senior unsecured notes, mortgage notes payable, accounts payable, rents collected in advance, security deposits and amounts due to related persons. At December 31, 2016 and 2015, the fair value of our financial instruments approximated their carrying values in our consolidated financial statements, due to their short term nature or variable interest rates, except as follows:

	At December 31, 2016		At December 31, 2015
	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value
Senior unsecured notes, due 2018 at 2.85%	$348,667	$352,074	$347,448	$353,063
Senior unsecured notes, due 2020 at 3.60%	$395,955	$400,656	$394,712	$402,984
Senior unsecured notes, due 2022 at 4.15%	$295,301	$297,186	$294,471	$293,373
Senior unsecured notes, due 2025 at 4.50%	$390,377	$387,030	$389,394	$386,000
Mortgage notes payable	$245,643	$243,845	$246,473	$242,435
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
Note 8. Noncontrolling Interest
One of the properties acquired in connection with the CCIT Merger was owned pursuant to a joint venture arrangement. The joint venture was formed by CCIT on December 19, 2013 to own and manage an office building with approximately 344,000 square feet in Duluth, GA. Pursuant to the joint venture agreement, the joint venture partner had the right to exercise an option after two years which required us to purchase the remaining 11.0% ownership interest of the joint venture partner at fair market value. Upon the closing of the CCIT Merger, we determined that we had a controlling interest in this joint venture and therefore met the GAAP requirements for consolidation under the voting model. We initially recorded the noncontrolling interest in this joint venture at its acquisition date fair value of $3,517 and classified it as temporary equity due to the redemption option existing outside of our control. The portion of the joint venture’s net income and comprehensive income not allocated to us, or $33 and $176 for the years ended December 31, 2016 and 2015, respectively, is reported as noncontrolling interest in our consolidated statements of comprehensive income.
On February 29, 2016, we acquired the 11.0% ownership interest of our joint venture partner for $3,908. As a result, for periods from and after that date, there is no longer a noncontrolling interest with respect to this office building and we now own 100% of this property.
Note 9. Shareholders’ Equity
Share Awards:
We have common shares available for issuance under the terms of our equity compensation plan adopted in 2012, or the 2012 Plan. As described in Note 13, we granted restricted common shares to our officers and certain other employees of RMR LLC in 2016, 2015 and 2014. We also granted each of our Trustees 2,500 restricted common shares with an aggregate value of $303 ($61 per Trustee), 2,500 restricted common shares with an aggregate value of $287 ($57 per Trustee) and 2,500 restricted common shares with an aggregate value of $385 ($77 per Trustee) in 2016, 2015 and 2014, respectively, as part of their annual compensation. The values of the share grants were based upon the closing price of our common shares trading on the New York Stock Exchange, or NYSE, through June 30, 2016, and on The NASDAQ Stock Market LLC, or Nasdaq, beginning on July 1, 2016, on the dates of grants. The common shares granted to our Trustees vested immediately. The common shares granted to our officers and certain other employees of RMR LLC vest in five equal annual installments beginning on the date of grant. We include the value of granted shares in general and administrative expenses ratably over the vesting period. These unvested shares are re-measured at fair value on a recurring basis using quoted market prices of the underlying shares.
A summary of shares granted, vested and forfeited under the terms of the 2012 Plan for the years ended December 31, 2016, 2015 and 2014 is as follows:

		Weighted
		Average
	Number	Grant Date
	of Shares	Fair Value
Unvested shares at December 31, 2013	42,543	$24.79

2014 Activity:
Granted	64,000	$26.64
Vested	(36,694)	$27.39
Unvested shares at December 31, 2014	69,849	$25.29

2015 Activity:
Granted	65,100	$19.36
Vested	(44,929)	$19.94
Forfeited	(770)	$22.38
Unvested shares at December 31, 2015	89,250	$22.11

2016 Activity:
Granted	65,900	$25.80
Vested	(58,090)	$25.89
Unvested shares at December 31, 2016	97,060	$23.65
The 97,060 unvested shares as of December 31, 2016 are scheduled to vest as follows: 36,100 shares in 2017, 29,780 shares in 2018, 20,500 shares in 2019 and 10,680 in 2020. As of December 31, 2016, the estimated future compensation expense for the unvested shares was approximately $2,446 based on the closing share price of our common shares on December 31, 2016 of $25.20. The weighted average period over which the compensation expense will be recorded is approximately 22 months. During the years ended December 31, 2016, 2015 and 2014, we recorded $1,623, $935 and $984, respectively, of compensation expense related to our 2012 Plan.
At December 31, 2016, 2,745,140 common shares remain available for issuance under the 2012 Plan.
2016 Share Purchases:
On September 26, 2016 and September 30, 2016, we purchased an aggregate of 11,017 and 1,043, respectively, of our common shares valued at $27.64 and $26.90 per common share, respectively, the closing price of our common shares on Nasdaq on those days, from certain of our officers and other employees of RMR LLC in satisfaction of tax withholding and payment obligations in connection with the vesting of awards of restricted common shares.
2015 Share Issuances and Purchases:
In connection with the CCIT Merger in January 2015, we issued 28,439,111 of our common shares to former holders of CCIT common stock.
On June 5, 2015, we issued 880,000 of our common shares in connection with our acquisition of an interest in RMR Inc., as further described in Note 13.
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
Distributions:
During the years ended December 31, 2016 and 2015, we paid distributions on our common shares as follows:

Declaration	Record	Paid	Distributions		Total
Date	Date	Date	Per Share		Distributions
1/11/2016	1/22/2016	2/23/2016	$0.5000		$44,709
4/13/2016	4/25/2016	5/19/2016	0.5000		44,687
7/12/2016	7/22/2016	8/18/2016	0.5100		45,587
10/11/2016	10/21/2016	11/17/2016	0.5100		45,587
			$2.0200		$180,570

1/12/2015	1/23/2015	2/24/2015	$0.4800		$28,782
1/16/2015	1/28/2015	2/27/2015	0.1493	(1)	8,953
4/13/2015	4/24/2015	5/21/2015	0.3444	(2)	30,511
7/13/2015	7/24/2015	8/20/2015	0.5000		44,664
10/12/2015	10/23/2015	11/19/2015	0.5000		44,687
11/16/2015	11/27/2015	12/14/2015	0.2100	(3)	18,809
			$2.1837		$176,406

(1)
This prorated distribution was calculated based upon our then historical quarterly dividend rate ($0.48 per share per quarter) for the period from January 1, 2015 to January 28, 2015, its payment was conditioned upon the closing of the CCIT Merger and it was intended to permit us to align the two companies’ distributions for the first quarter of 2015.

(2)
This prorated distribution was calculated based on a quarterly distribution rate of $0.50 per share for the period from and including January 29, 2015 (the effective date of the CCIT Merger) through March 31, 2015.

(3)
As described in Note 13, on December 14, 2015, we distributed 1,580,055 shares, or 0.0177 of a share for each of our common shares, of RMR Inc. shares of class A common stock we owned to our shareholders as a special distribution. The difference between the cost basis and fair value of those shares on the date of distribution of $23,717 was recorded as a loss on distribution to common shareholders of RMR Inc. common stock in our consolidated statements of comprehensive income.

Distributions per share paid or payable by us to our common shareholders for the years ended December 31, 2016, 2015 and 2014 were $2.02, $2.1837 and $1.90, respectively. The distribution of shares of class A common stock of RMR Inc. described above resulted in a taxable in-kind distribution of $0.21 for each of our common shares. The characterization of our distributions for 2016 was 62.72% ordinary income, 0.70% qualified dividend and 36.58% return of capital, for 2015 was 54.33% ordinary income, 39.77% capital gain, 4.96% unrecaptured Section 1250 gain and 0.94% qualified dividend, and for 2014 was 98.64% ordinary income and 1.36% return of capital.
On January 13, 2017, we declared a regular quarterly distribution of $0.51 per common share, or approximately $45,600, to shareholders of record on January 23, 2017. We expect to pay this distribution on or about February 21, 2017.

Note 10. Cumulative Other Comprehensive Income (Loss)
The following tables present changes in the amounts we recognized in cumulative other comprehensive income (loss) by component for the years ended December 31, 2016, 2015 and 2014:

	Unrealized Gain (Loss)	Unrealized	Equity in
	on Investment in	Gains	Unrealized Gain
	Available for	on Derivative	(Loss) of an
	Sale Securities	Instruments (1)	Investee (2)	Total
Balance at December 31, 2013	$—	$—	$(25)	$(25)

Other comprehensive income before reclassifications	—	—	45	45
Amounts reclassified from cumulative other comprehensive income to net income	—	—	(43)	(43)
Net current period other comprehensive income	—	—	2	2
Balance at December 31, 2014	—	—	(23)	(23)

Other comprehensive income (loss) before reclassifications	(19,820)	61	(99)	(19,858)
Amounts reclassified from cumulative other comprehensive income (loss) to net income	—	215	79	294
Net current period other comprehensive income (loss)	(19,820)	276	(20)	(19,564)
Balance at December 31, 2015	(19,820)	276	(43)	(19,587)

Other comprehensive income (loss) before reclassifications	39,814	(284)	152	39,682
Amounts reclassified from cumulative other comprehensive income (loss) to net income	—	377	—	377
Net current period other comprehensive income	39,814	93	152	40,059
Balance at December 31, 2016	$19,994	$369	$109	$20,472

(1)	Amounts reclassified from cumulative other comprehensive income is included in interest expense in our consolidated statements of comprehensive income.

(2)	Amounts reclassified from cumulative other comprehensive income (loss) is included in equity in earnings of an investee in our consolidated statements of comprehensive income.
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

	Year Ended December 31,
	2016	2015	2014
Weighted average common shares for basic earnings per share	89,304	86,699	55,964
Effect of dilutive securities: unvested share awards	20	9	71
Weighted average common shares for diluted earnings per share	89,324	86,708	56,035

Note 12. Business and Property Management Agreements with RMR LLC
We have no employees. The personnel and various services we require to operate our business are provided to us by RMR LLC. We have two agreements with RMR LLC to provide management services to us: (1) a business management agreement, which relates to our business generally, and (2) a property management agreement, which relates to our property level operations. See Note 13 for further information regarding our relationship, agreements and transactions with RMR LLC.
Fees. Our management agreements with RMR LLC provide for an annual base management fee, an annual incentive management fee and property management and construction supervision fees, payable in cash:

•	Base Management Fee. The annual base management fee payable to RMR LLC by us for each applicable period is equal to the lesser of:

◦
the sum of (a) 0.5% of the average aggregate historical cost of the real estate assets acquired from a REIT to which RMR LLC provided business management or property management services, or the Transferred Assets, plus (b) 0.7% of the average aggregate historical cost of our real estate investments excluding the Transferred Assets up to $250,000, plus (c) 0.5% of the average aggregate historical cost of our real estate investments excluding the Transferred Assets exceeding $250,000; and

◦
the sum of (a) 0.7% of the average closing price per share of our common shares on the applicable stock exchange on which such shares are principally traded, during such period, multiplied by the average number of our common shares outstanding during such period, plus the daily weighted average of the aggregate liquidation preference of each class of our preferred shares outstanding during such period, plus the daily weighted average of the aggregate principal amount of our consolidated indebtedness during such period, or, together, our Average Market Capitalization, up to $250,000, plus (b) 0.5% of our Average Market Capitalization exceeding $250,000.

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

•	Incentive Fee. The incentive fee which may be earned by RMR LLC for an annual period is calculated as follows:

◦	An amount, subject to a cap, based on the value of our common shares outstanding, equal to 12% of the product of:

•	our equity market capitalization on the last trading day of the year immediately prior to the relevant measurement period, and

•
the amount (expressed as a percentage) by which the total returns per share realized by our common shareholders (i.e., share price appreciation plus dividends) exceeds the total shareholder return of the SNL U.S. REIT Equity Index (in each case subject to certain adjustments) for the relevant measurement period.

◦
The measurement periods are generally three year periods ending with the year for which the incentive fee is being calculated, with shorter periods applicable in the case of the calculation of the incentive fee for 2015 (two years) and 2014 (one year).

◦
The benchmark return per share is adjusted if our total return per share exceeds 12% per year in any measurement period and, generally, no incentive management fee is payable by us unless our total return per share during the measurement period is positive.

◦
The incentive management fee is subject to a cap equal to the value of 1.5% of the number of our common shares then outstanding multiplied by the average closing price of our common shares during the 10 consecutive trading days having the highest average closing prices during the final 30 trading days of the relevant measurement period.

◦
If our financial statements are restated due to material non-compliance with any financial reporting requirements under the securities laws as a result of the bad faith, fraud, willful misconduct or gross negligence of RMR LLC, for one or more periods in respect of which RMR LLC received an incentive management fee, the incentive management fee payable with respect to periods for which there has been a restatement shall be recalculated by, and approved by a majority vote of, our Independent Trustees, and RMR LLC may be required to pay us an amount equal to the value in excess of that which RMR LLC would have received based upon the incentive management fee as recalculated, either in cash or our common shares.

•
Property Management and Construction Supervision Fees. The property management fees payable to RMR LLC by us for each applicable period are equal to 3% of gross collected rents and the construction supervision fees payable to RMR LLC by us for each applicable period are equal to 5% of construction costs.

Pursuant to our business management agreement with RMR LLC, we recognized net business management fees of $21,746, $19,994 and $10,095 for the years ended December 31, 2016, 2015 and 2014, respectively. The net business management fees we recognized are included in general and administrative expenses for these periods. The net business management fees we recognized for the years ended December 31, 2016 and 2015 reflect a reduction of $1,378 and $838, respectively, for the amortization of the liability we recorded in connection with the Up-C Transaction, as further described in Note 2 under “—Available for Sale Securities.”
In accordance with the then applicable terms of our business management agreement, we issued 34,206 of our common shares to RMR LLC for the period from January 1, 2015 to May 31, 2015, and 36,827 of our common shares to RMR LLC for the year ended December 31, 2014, in each case as payment for a part of the base business management fee we recognized. Beginning June 1, 2015, all management fees under our business management agreement are paid in cash. No incentive fee was payable to RMR LLC under our business management agreement for the years ended December 31, 2016, 2015 or 2014. In March 2014, we issued 32,865 of our common shares to RMR LLC for the incentive fee for the year ended December 31, 2013 pursuant to our business management agreement.
Pursuant to our property management agreement with RMR LLC, we recognized aggregate net property management and construction supervision fees of $12,681, $11,582 and $6,240 for the years ended December 31, 2016, 2015 and 2014, respectively. These amounts are included in other operating expenses or have been capitalized, as appropriate, in our consolidated financial statements.
Expense Reimbursement. We are generally responsible for all of our operating expenses, including certain expenses incurred by RMR LLC on our behalf. Our property level operating expenses are generally incorporated into rents charged to our tenants, including certain payroll and related costs incurred by RMR LLC. We reimbursed RMR LLC $7,533, $4,391 and $2,012 for property management related expenses for the years ended December 31, 2016, 2015 and 2014, respectively. These amounts are included in other operating expenses in our consolidated statements of comprehensive income for these periods. We are generally not responsible for payment of RMR LLC’s employment, office or administrative expenses incurred to provide management services to us, except for the employment and related expenses of RMR LLC's employees assigned to work exclusively or partly at our properties, our share of the wages, benefits and other related costs of centralized accounting personnel and our share of RMR LLC’s costs for providing our internal audit function. Our Audit Committee appoints our Director of Internal Audit and our Compensation Committee approves the costs of our internal audit function. The amounts recognized as expense for internal audit costs were $235, $252 and $286 for the years ended December 31, 2016, 2015 and 2014, respectively. These amounts are included in general and administrative expenses in our consolidated statements of comprehensive income for these periods.
Term. Our management agreements with RMR LLC have terms that end on December 31, 2036, and automatically extend on December 31st of each year for an additional year, so that the terms of our management agreements thereafter end on the 20th anniversary of the date of the extension.
Termination Rights. We have the right to terminate one or both of our management agreements with RMR LLC: (1) at any time on 60 days’ written notice for convenience, (2) immediately on written notice for cause, as defined therein, (3) on 60 days’ written notice given within 60 days after the end of an applicable calendar year for a performance reason, as defined therein, and (4) by written notice during the 12 months following a change of control of RMR LLC, as defined therein. RMR LLC has the right to terminate the management agreements for good reason, as defined therein.
Termination Fee. If we terminate one or both of our management agreements with RMR LLC for convenience, or if RMR LLC terminates one or both of our management agreements for good reason, we have agreed to pay RMR LLC a termination fee in an amount equal to the sum of the present values of the monthly future fees, as defined therein, for the terminated management agreement(s) for the term that was remaining prior to such termination, which, depending on the time of termination would be between 19 and 20 years. If we terminate one or both of our management agreements with RMR LLC for a performance reason, we have agreed to pay RMR LLC the termination fee calculated as described above, but assuming a 10 year term was remaining prior to the termination. We are not required to pay any termination fee if we terminate our management agreements with RMR LLC for cause or as a result of a change of control of RMR LLC.
Transition Services. RMR LLC has agreed to provide certain transition services to us for 120 days following an applicable termination by us or notice of termination by RMR LLC, including cooperating with us and using commercially reasonable efforts to facilitate the orderly transfer of the management and real estate investment services provided under our business management agreement and to facilitate the orderly transfer of the management of the managed properties, as applicable.
Vendors. Pursuant to our management agreements with RMR LLC, RMR LLC may from time to time negotiate on our behalf with certain third party vendors and suppliers for the procurement of goods and services to us. As part of this arrangement, we may enter into agreements with RMR LLC and other companies to which RMR LLC provides management services for the purpose of obtaining more favorable terms from such vendors and suppliers.
Note 13. Related Person Transactions
We have relationships and historical and continuing transactions with RMR LLC, RMR Inc. and others related to them. RMR LLC is a subsidiary of RMR Inc. One of our Managing Trustees, Adam Portnoy, is a managing director, president, chief executive officer and controlling shareholder (through ABP Trust) of RMR Inc. and an officer of RMR LLC. Our other Managing Trustee, Barry Portnoy, is a managing director, officer and controlling shareholder (through ABP Trust) of RMR Inc. and an officer of RMR LLC. ABP Trust is owned by Adam Portnoy and Barry Portnoy. Adam Portnoy and Barry Portnoy also own class A membership units of RMR LLC (through ABP Trust). Each of our executive officers is also an officer of RMR LLC. Our Independent Trustees also serve as independent directors or independent trustees of other companies to which RMR LLC or its affiliates provide management services. Barry Portnoy serves as a managing director or managing trustee of all of the public companies to which RMR LLC or its affiliates provide management services and Adam Portnoy serves as a managing trustee of a majority of those companies. In addition, officers of RMR LLC and RMR Inc. serve as our officers and officers of other companies to which RMR LLC or its affiliates provide management services. See Note 12 for further information regarding our relationship with RMR LLC.
Our Manager, RMR LLC. We have two agreements with RMR LLC to provide management services to us: (1) a business management agreement, which relates to our business generally, and (2) a property management agreement, which relates to our property level operations. See Note 12 for further information regarding our management agreements with RMR LLC.
Lease With RMR LLC. We lease office space to RMR LLC in one of our properties located in Seattle, WA. Pursuant to our lease agreement with RMR LLC, we recognized rental income from RMR LLC for leased office space of $33, $18 and $0 for the years ended December 31, 2016, 2015 and 2014, respectively. Our office space lease with RMR LLC is terminable by RMR LLC if our management agreements with RMR LLC are terminated.
Share Awards to RMR LLC Employees. We have historically granted share awards to certain RMR LLC employees under our equity compensation plan. During the years ended December 31, 2016, 2015 and 2014, we awarded annual share grants of 53,400, 52,600 and 51,500 of our common shares, respectively, to our officers and to other employees of RMR LLC valued at $1,397, $973 and $1,320, respectively, based upon the closing price of our common shares on the applicable stock exchange on which our common shares were listed on the dates of grant. One fifth of these awards vested on the applicable grant dates and one fifth vests on each of the next four anniversaries of the grant dates. These awards to RMR LLC employees are in addition to the share awards granted to Adam Portnoy and Barry Portnoy as Managing Trustees and the fees we paid to RMR LLC. During 2016 and 2015, we purchased some or our common shares from certain of our officers and other employees of RMR LLC in satisfaction of tax withholding and payment obligations in connection with the vesting of awards of our common shares. See Note 9 for further information regarding these purchases.
Acquisition of Interest in RMR LLC. On June 5, 2015, we, GOV and two other REITs to which RMR LLC provides management services - Hospitality Properties Trust and SNH, or GOV, HPT and SNH collectively, the Other REITs - participated in a transaction, or the Up-C Transaction, by which we and the Other REITs each acquired shares of class A common stock of RMR Inc. The Up-C Transaction was completed pursuant to a transaction agreement by and among us, RMR LLC, its then sole member, ABP Trust, and RMR Inc. and similar transaction agreements that each Other REIT entered into with RMR LLC, ABP Trust, and RMR Inc. As part of the Up-C Transaction and concurrently with entering into the transaction agreements, on June 5, 2015, among other things:

•	We contributed 880,000 of our common shares and $15,880 in cash to RMR Inc. and RMR Inc. issued 3,166,891 shares of its class A common stock to us.

•	We agreed to distribute approximately half of the shares of class A common stock of RMR Inc. issued to us in the Up-C Transaction to our shareholders as a special distribution.

•
We entered into amended and restated business and property management agreements with RMR LLC which, among other things, amended the term, termination and termination fee provisions of those agreements. See Note 12 for further information regarding our management agreements with RMR LLC.

•
We entered into a registration rights agreement with RMR Inc. covering the shares of class A common stock of RMR Inc. issued to us in the Up-C Transaction, pursuant to which we received demand and piggyback registration rights, subject to certain limitations.

•
We entered into a lock up and registration rights agreement with ABP Trust, Adam Portnoy and Barry Portnoy pursuant to which they agreed not to transfer the 880,000 of our common shares ABP Trust received in the Up-C Transaction for a 10 year period ending on June 5, 2025 and we granted them certain registration rights, subject, in each case, to certain exceptions.

Each Other REIT participated in the Up-C Transaction in a similar manner. After giving effect to the Up-C Transaction, RMR LLC became a subsidiary of RMR Inc. and RMR Inc. became the managing member of RMR LLC.
Pursuant to the transaction agreements for the Up-C Transaction, on December 14, 2015, we distributed 1,580,055 shares of class A common stock of RMR Inc. to our shareholders as a special distribution, which represented approximately half of the shares of class A common stock of RMR Inc. issued to us in the Up-C Transaction; each Other REIT also distributed approximately half of the shares of class A common stock of RMR Inc. issued to it in the Up-C Transaction to its respective shareholders. RMR Inc. facilitated these distributions by filing a registration statement with the SEC to register the shares of class A common stock of RMR Inc. being distributed and by listing those shares on the Nasdaq. In connection with this distribution, we recognized a non-cash loss of $23,717 in the fourth quarter of 2015 as a result of the closing price of the class A common stock of RMR Inc. being lower than our carrying amount per share on the distribution date. See Notes 2 and 7 for information regarding the fair value of our investment in RMR Inc. as of December 31, 2016.
Through their ownership of class A common stock of RMR Inc., class B-1 common stock of RMR Inc., class B-2 common stock of RMR Inc. and class A membership units of RMR LLC, as of December 31, 2016, Adam Portnoy and Barry Portnoy in aggregate hold, directly and indirectly, a 51.9% economic interest in RMR LLC and control 91.5% of the voting power of outstanding capital stock of RMR Inc. We currently hold 1,586,836 shares of class A common stock of RMR Inc.
EQC. We were formerly a 100% owned subsidiary of EQC. Until July 9, 2014, EQC was our largest shareholder and owned 22,000,000 of our common shares, or approximately 36.7% of our then outstanding common shares. One of our Managing Trustees, Adam Portnoy, was the president of EQC until May 23, 2014 and a managing trustee of EQC until March 25, 2014. Our other Managing Trustee, Barry Portnoy, was a managing trustee of EQC until March 25, 2014. In addition, John Popeo, our Chief Financial Officer and Treasurer, also served as the treasurer and chief financial officer of EQC until May 23, 2014, and one of our Independent Trustees, William Lamkin, was an independent trustee of EQC until March 25, 2014. RMR LLC generally provided business and property management services to EQC until September 30, 2014, when the applicable management agreements were terminated, except that RMR LLC provided management services to EQC in respect of EQC’s Australian assets and certain transition services to EQC until October 31, 2015.
In March 2013, we entered into a registration agreement with EQC, pursuant to which we agreed to register for resale by EQC up to 22,000,000 of our common shares then owned by EQC. Under the registration agreement, EQC agreed to pay all expenses incurred by us relating to the registration and sale of the shares to us. As of March 31, 2014, we paid $636 of expenses related to this agreement, which amount was reimbursed to us by EQC. On March 31, 2014, we notified EQC that, effective that same day, as a result of the change of control of EQC and pursuant to the registration agreement, we had elected to terminate that agreement.
On July 9, 2014, EQC sold 21,500,000 of our common shares that it owned to GOV and sold 500,000 of our common shares that it owned to RMR LLC, which was then wholly owned by our Managing Trustees, Adam Portnoy and Barry Portnoy.

We were not a contracting party to this transaction. We understand that, following these sales, EQC no longer owned any of our common shares, and we do not consider EQC to be a related party. We understand that, prior to the Up-C Transaction, RMR LLC transferred all of our common shares it then held to ABP Trust.
GOV. GOV is our largest shareholder, owning approximately 27.9% of our outstanding common shares as of December 31, 2016 and February 14, 2017. As noted above, on July 9, 2014, GOV acquired 21,500,000 of our common shares from EQC. RMR LLC provides management services to both us and GOV. Our Managing Trustees, Adam Portnoy and Barry Portnoy, are also managing trustees of GOV. One of our Independent Trustees also serves as an independent trustee of GOV and our President and Chief Operating Officer also serves as the president and chief operating officer of GOV.
On February 28, 2015, GOV entered into a share purchase agreement with Lakewood Capital Partners, LP, or Lakewood, and certain other related persons, or the Lakewood Parties, and, for the purpose of specified sections, us, pursuant to which, on March 4, 2015, GOV acquired from Lakewood 3,418,421 of our common shares, representing approximately 3.9% of our then outstanding common shares, for $95,203.
On February 28, 2015, our Managing Trustees, Adam Portnoy and Barry Portnoy, entered into similar separate share purchase agreements with the Lakewood Parties pursuant to which, on March 4, 2015, Adam Portnoy and Barry Portnoy acquired 87,606 and 107,606 of our common shares, respectively, from Lakewood and, on March 5, 2015, Adam Portnoy and Barry Portnoy each acquired 2,429 of our common shares from William H. Lenehan, one of the Lakewood Parties.
SNH. On January 29, 2015, concurrently with the closing of the CCIT Merger, we sold the CCIT MOBs to SNH. See Note 3 for further information regarding this sale.
RMR LLC provides management services to both us and SNH. Our Managing Trustees, Adam Portnoy and Barry Portnoy, are also managing trustees of SNH. One of our Independent Trustees also serves as an independent trustee of SNH.
AIC. We, ABP Trust, GOV and four other companies to which RMR LLC provides management services currently own AIC, an Indiana insurance company, in equal amounts and are parties to an amended and restated shareholders agreement regarding AIC.
All of our Trustees and all of the trustees and directors of the other AIC shareholders currently serve on the board of directors of AIC. RMR LLC provides management and administrative services to AIC pursuant to a management and administrative services agreement with AIC. Pursuant to this agreement, AIC pays RMR LLC a service fee equal to 3% of the total annual earned premiums payable under then active policies issued or underwritten by AIC or by a vendor or an agent of AIC on its behalf or in furtherance of AIC’s business.
We and the other AIC shareholders participate in a combined property insurance program arranged and reinsured in part by AIC. We paid aggregate annual premiums, including taxes and fees, of $2,162, $2,325 and $434 in connection with this insurance program for the policy years ending June 30, 2017, 2016 and 2015, respectively, which amount for the current policy year ending June 30, 2017 may be adjusted from time to time as we acquire and dispose of properties that are included in this insurance program.
As of December 31, 2016, 2015 and 2014, our investment in AIC had a carrying value of $7,116, $6,827 and $6,827, respectively. These amounts are included in other assets in our consolidated balance sheets. We recognized income of $137, $20 and $87 related to our investment in AIC for the years ended December 31, 2016, 2015 and 2014, respectively. Our other comprehensive income includes our proportionate part of unrealized gains (losses) on securities which are owned by AIC of $152, ($20) and $2 related to our investment in AIC for the years ended December 31, 2016, 2015 and 2014, respectively.
Directors’ and Officers’ Liability Insurance. We, RMR Inc., RMR LLC and certain companies to which RMR LLC provides management services, including GOV, participate in a combined directors’ and officers’ liability insurance policy. The combined policy expires in September 2018. We paid aggregate premiums of $111, $332 and $522 in 2016, 2015 and 2014, respectively, for these policies.
Note 14. Selected Quarterly Financial Data (Unaudited)
The following is a summary of our unaudited quarterly results of operations for 2016 and 2015:

	2016
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Total revenues	$117,232	$114,904	$115,036	$114,835
Net income	$32,812	$30,752	$28,568	$24,222
Net income attributed to SIR	$32,779	$30,752	$28,568	$24,222
Net income attributed to SIR per common share - basic and diluted	$0.37	$0.34	$0.32	$0.27
Common distributions declared	$0.50	$0.50	$0.51	$0.51

	2015
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Total revenues	$94,415	$107,214	$111,942	$114,794
Net income (1)	$4,018	$29,188	$30,801	$10,917
Net income attributed to SIR (1)	$3,977	$29,140	$30,755	$10,876
Net income attributed to SIR per common share - basic and diluted (1)	$0.05	$0.33	$0.34	$0.12
Common distributions declared (2)	$0.63	$0.34	$0.50	$0.71

(1)	The fourth quarter of 2015 includes a non-cash loss of $23,717 related to the distribution of the RMR Inc. shares as discussed in Notes 9 and 13.

(2)	The fourth quarter of 2015 includes a non-cash distribution of $0.21 per share related to the distribution of the RMR Inc. shares as discussed in Notes 9 and 13.

SELECT INCOME REIT
SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
December 31, 2016
(dollars in thousands)

	Balance at	Charged to		Balance
	Beginning	Costs and		at End
Description	of Period	Expenses	Deductions	of Period
Year ended December 31, 2014:
Allowance for doubtful accounts	$936	$844	$(116)	$1,664
Year ended December 31, 2015:
Allowance for doubtful accounts	$1,664	$(463)	$(737)	$464
Year ended December 31, 2016:
Allowance for doubtful accounts	$464	496	(87)	$873

SELECT INCOME REIT
SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2016
(dollars in thousands)

						Initial Cost to		Costs		Gross Amount Carried at
						Company		Capitalized		Close of Period(4)					Original
							Buildings and	Subsequent to			Buildings and		Accumulated	Date	Construction
Property		Location	State	Property Type	Encumbrances(1)	Land	Equipment	Acquisition	Impairment	Land	Equipment	Total(2)	Depreciation(3)	Acquired	Date
1	Inverness Center	Birmingham	AL	Mainland Office	$—	$6,209	$32,096	$326	$—	$6,209	$32,422	$38,631	$4,921	12/9/2010; 4/17/2015	1984;1985
2	Cinram Distribution Center	Huntsville	AL	Mainland Industrial	—	5,628	67,373	—	—	5,628	67,373	73,001	7,299	8/31/2012	1979
3	445 Jan Davis Drive	Huntsville	AL	Mainland Office	—	1,652	8,634	—		1,652	8,634	10,286	97	7/22/2016	2007
4	4501 Industrial Drive	Fort Smith	AR	Mainland Industrial	—	900	3,485	—	—	900	3,485	4,385	167	1/29/2015	2013
5	16001 North 28th Avenue	Phoenix	AZ	Mainland Office	—	2,490	10,799	403	—	2,490	11,202	13,692	459	4/16/2015	1998
6	2149 West Dunlap Avenue	Phoenix	AZ	Mainland Office	—	5,600	14,433	77	—	5,600	14,510	20,110	692	1/29/2015	1983
7	Regents Center	Tempe	AZ	Mainland Office	—	1,125	10,122	1,966	—	1,125	12,088	13,213	4,687	6/30/1999	1988
8	Campbell Place	Carlsbad	CA	Mainland Office	17,689	3,381	17,918	15	—	3,381	17,933	21,314	1,906	9/21/2012	2007
9	Folsom Corporate Center	Folsom	CA	Mainland Office	—	3,450	25,504	—	—	3,450	25,504	28,954	3,826	12/17/2010	2008
10	Bayside Technology Park	Fremont	CA	Mainland Office	—	5,200	4,860	521	—	5,200	5,381	10,581	988	3/19/2009	1990
11	100 Redwood Shores Parkway	Redwood City	CA	Mainland Office	—	12,300	23,231	—	—	12,300	23,231	35,531	1,113	1/29/2015	1993
12	3875 Atherton Road	Rocklin	CA	Mainland Office	—	200	3,980	—	—	200	3,980	4,180	191	1/29/2015	1991
13	2090 Fortune Drive	San Jose	CA	Mainland Office	—	5,700	1,998	—	—	5,700	1,998	7,698	96	1/29/2015	1996
14	2115 O’Nel Drive	San Jose	CA	Mainland Office	—	8,000	25,098	—	—	8,000	25,098	33,098	1,203	1/29/2015	1984
15	6448-6450 Via Del Oro	San Jose	CA	Mainland Office	—	2,700	11,549	488	—	2,700	12,037	14,737	555	1/29/2015	1983
16	North First Street	San Jose	CA	Mainland Office	—	6,160	7,961	373	—	6,160	8,334	14,494	600	12/23/2013	1984
17	Rio Robles Drive	San Jose	CA	Mainland Office	—	16,608	28,316	—	—	16,608	28,316	44,924	2,124	12/23/2013	1984
18	2450 & 2500 Walsh Avenue	Santa Clara	CA	Mainland Office	—	8,200	36,597	—	—	8,200	36,597	44,797	1,754	1/29/2015	1982
19	3250 and 3260 Jay Street	Santa Clara	CA	Mainland Office	—	11,900	52,059	—	—	11,900	52,059	63,959	2,494	1/29/2015	1982
20	350 West Java Drive	Sunnyvale	CA	Mainland Office	—	11,552	12,461	—	—	11,552	12,461	24,013	1,298	11/15/2012	1984
21	7958 South Chester Street	Centennial	CO	Mainland Office	—	7,400	23,278	335	—	7,400	23,613	31,013	1,119	1/29/2015	2000
22	350 Spectrum Loop	Colorado Springs	CO	Mainland Office	—	3,100	20,165	—	—	3,100	20,165	23,265	966	1/29/2015	2000
23	955 Aeroplaza Drive	Colorado Springs	CO	Mainland Industrial	—	800	7,412	—	—	800	7,412	8,212	355	1/29/2015	2012
24	13400 East 39th Avenue and 3800 Wheeling Street	Denver	CO	Mainland Industrial	—	3,100	12,955	46	—	3,100	13,001	16,101	629	1/29/2015	1973
25	333 Inverness Drive South	Englewood	CO	Mainland Office	—	3,230	11,801	415	—	3,230	12,216	15,446	1,384	6/15/2012	1998
26	150 Greenhorn Drive	Pueblo	CO	Mainland Industrial	—	200	4,177	—	—	200	4,177	4,377	200	1/29/2015	2013

SELECT INCOME REIT
SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION (CONTINUED)
December 31, 2016
(dollars in thousands)

						Initial Cost to		Costs		Gross Amount Carried at
						Company		Capitalized		Close of Period(4)					Original
							Buildings and	Subsequent to			Buildings and		Accumulated	Date	Construction
Property		Location	State	Property Type	Encumbrances(1)	Land	Equipment	Acquisition	Impairment	Land	Equipment	Total(2)	Depreciation(3)	Acquired	Date
27	2 Tower Drive	Wallingford	CT	Mainland Industrial	$—	$1,471	$2,165	$8	$—	$1,471	$2,173	$3,644	$560	10/24/2006	1978
28	1 Targeting Center	Windsor	CT	Mainland Office	—	1,850	7,226	—	—	1,850	7,226	9,076	798	7/20/2012	1980
29	235 Great Pond Road	Windsor	CT	Mainland Industrial	—	2,400	9,469	—	—	2,400	9,469	11,869	1,046	7/20/2012	2004
30	10350 NW 112th Avenue	Miami	FL	Mainland Office	—	3,500	19,954	15	—	3,500	19,969	23,469	956	1/29/2015	2002
31	2100 NW 82nd Ave	Miami	FL	Mainland Industrial	—	144	1,297	456	—	144	1,753	1,897	660	3/19/1998	1987
32	One Primerica Parkway	Duluth	GA	Mainland Office	—	6,900	50,433	—	—	6,900	50,433	57,333	2,417	1/29/2015	2013
33	King Street Ground Lease	Honolulu	HI	Hawaii Land and Easement	—	1,342	—	—	—	1,342	—	1,342	—	12/5/2003	—
34	Mapunapuna Ground Leases	Honolulu	HI	Hawaii Land and Easement	—	333,883	9,404	1,191	—	334,527	9,951	344,478	3,187	12/5/2003;11/21/2012	—
35	Safeway Shopping Center	Honolulu	HI	Hawaii Land and Easement	—	11,437	—	167	—	11,437	167	11,604	85	12/5/2003	—
36	Salt Lake Shopping Center	Honolulu	HI	Hawaii Land and Easement	—	9,660	—	—	—	9,660	—	9,660	—	12/5/2003	—
37	Sand Island Buildings	Honolulu	HI	Hawaii Building	—	15,709	11,307	12,117	—	15,709	23,424	39,133	6,130	12/5/2003;11/23/2004	1953;1959;1966;1970;1972;2004
38	Sand Island Ground Leases	Honolulu	HI	Hawaii Land and Easement	—	92,169	—	266	—	92,169	266	92,435	57	12/5/2003	—
39	Waiwai Ground Leases	Honolulu	HI	Hawaii Land and Easement	—	2,112	455	—	—	2,112	455	2,567	148	12/5/2003	—
40	Campbell Buildings	Kapolei	HI	Hawaii Building	—	4,074	7,736	12,357	—	4,074	20,093	24,167	4,953	6/15/2005	1964;1980;1981;1990;1991
41	Campbell Easements	Kapolei	HI	Hawaii Land and Easement	—	10,496	—	—	—	10,496	—	10,496	—	6/15/2005	—
42	Campbell Ground Leases	Kapolei	HI	Hawaii Land and Easement	—	101,905	—	1,448	—	101,905	1,448	103,353	270	6/15/2005	—
43	Waipahu Ground Lease	Waipahu	HI	Hawaii Land and Easement	—	717	—	—	—	717	—	717	—	12/5/2003	—
44	5500 SE Delaware Avenue	Ankeny	IA	Mainland Industrial	12,584	2,200	16,994	—	—	2,200	16,994	19,194	814	1/29/2015	2012
45	951 Trails Road	Eldridge	IA	Mainland Industrial	—	470	7,480	745	—	470	8,225	8,695	1,878	4/2/2007	1994
46	8305 NW 62nd Avenue	Johnston	IA	Mainland Office	—	2,500	31,508	—	—	2,500	31,508	34,008	1,510	1/29/2015	2011
47	2300 N 33rd Ave	Newton	IA	Mainland Industrial	—	500	13,236	87	—	500	13,323	13,823	2,760	9/29/2008	2008
48	7121 South Fifth Avenue	Pocatello	ID	Mainland Industrial	—	400	4,201	145	—	400	4,346	4,746	202	1/29/2015	2007
49	400 South Jefferson Street	Chicago	IL	Mainland Office	50,170	17,200	73,279	—	—	17,200	73,279	90,479	3,511	1/29/2015	1947
50	1230 West 171st Street	Harvey	IL	Mainland Industrial	2,034	800	1,673	—	—	800	1,673	2,473	80	1/29/2015	2004
51	475 Bond Street	Lincolnshire	IL	Mainland Industrial	—	4,900	16,058	—	—	4,900	16,058	20,958	769	1/29/2015	2000
52	1415 West Diehl Road	Naperville	IL	Mainland Office	—	13,757	174,718	—	—	13,757	174,718	188,475	12,012	4/1/2014	2001

SELECT INCOME REIT
SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION (CONTINUED)
December 31, 2016
(dollars in thousands)

						Initial Cost to		Costs		Gross Amount Carried at
						Company		Capitalized		Close of Period(4)					Original
							Buildings and	Subsequent to			Buildings and		Accumulated	Date	Construction
Property		Location	State	Property Type	Encumbrances(1)	Land	Equipment	Acquisition	Impairment	Land	Equipment	Total(2)	Depreciation(3)	Acquired	Date
53	5156 American Road	Rockford	IL	Mainland Industrial	$—	$400	$1,529	$—	$—	$400	$1,529	$1,929	$73	1/29/2015	1996
54	440 North Fairway Drive	Vernon Hills	IL	Mainland Office	—	4,095	9,882	—	—	4,095	9,882	13,977	803	10/15/2013	1992
55	Capitol Tower	Topeka	KS	Mainland Office	—	1,300	15,918	398	—	1,300	16,316	17,616	1,791	7/30/2012	1983
56	The Atrium at Circleport II	Erlanger	KY	Mainland Office	—	2,020	9,545	1,467	—	2,020	11,012	13,032	3,729	6/30/2003	1999
57	17200 Manchac Park Lane	Baton Rouge	LA	Mainland Industrial	—	1,700	8,860	—	—	1,700	8,860	10,560	425	1/29/2015	2014
58	209 South Bud Street	Lafayette	LA	Mainland Industrial	—	700	4,549	7	—	700	4,556	5,256	218	1/29/2015	2010
59	300 and 330 Billerica Road	Chelmsford	MA	Mainland Office	—	3,419	14,049	1,167	—	3,419	15,216	18,635	1,845	1/18/2011;9/27/2012	1984
60	111 Powdermill Road	Maynard	MA	Mainland Office	—	3,603	26,180	128	(5,484)	2,942	21,485	24,427	6,427	3/30/2007	1990
61	314 Littleton Road	Westford	MA	Mainland Office	—	3,500	30,444	—	—	3,500	30,444	33,944	1,459	1/29/2015	2007
62	7001 Columbia Gateway Drive	Columbia	MD	Mainland Office	—	3,700	24,592	—	—	3,700	24,592	28,292	2,459	12/21/2012	2008
63	4000 Principio Parkway	North East	MD	Mainland Industrial	—	4,200	71,518	86	—	4,200	71,604	75,804	3,427	1/29/2015	2012
64	3550 Green Court	Ann Arbor	MI	Mainland Office	—	2,877	9,081	1,060	—	2,877	10,141	13,018	1,071	12/21/2012	1998
65	3800 Midlink Drive	Kalamazoo	MI	Mainland Industrial	—	2,630	40,599	—	—	2,630	40,599	43,229	1,945	1/29/2015	2014
66	2401 Cram Avenue SE	Bemidji	MN	Mainland Industrial	—	100	2,137	—	—	100	2,137	2,237	102	1/29/2015	2013
67	110 Stanbury Industrial Drive	Brookfield	MO	Mainland Industrial	—	200	1,859	—	—	200	1,859	2,059	89	1/29/2015	2012
68	2555 Grand Boulevard	Kansas City	MO	Mainland Office	—	4,263	73,891	670	—	4,263	74,561	78,824	2,617	7/31/2015	2003
69	628 Patton Avenue	Asheville	NC	Mainland Industrial	—	500	1,514	—	—	500	1,514	2,014	73	1/29/2015	1994
70	2300 and 2400 Yorkmont Road	Charlotte	NC	Mainland Office	—	1,200	42,073	3,832	—	1,200	45,905	47,105	2,017	1/29/2015	1995
71	3900 NE 6th Street	Minot	ND	Mainland Industrial	—	700	3,223	—	—	700	3,223	3,923	154	1/29/2015	2013
72	1415 West Commerce Way	Lincoln	NE	Mainland Industrial	—	2,200	8,518	—	—	2,200	8,518	10,718	408	1/29/2015	1971
73	18010 and 18020 Burt Street	Omaha	NE	Mainland Office	—	2,600	47,226	16	—	2,600	47,242	49,842	2,263	1/29/2015	2012
74	309 Dulty's Lane	Burlington	NJ	Mainland Industrial	—	1,600	51,400	—	—	1,600	51,400	53,000	2,463	1/29/2015	2001
75	500 Charles Ewing Boulevard	Ewing	NJ	Mainland Office	—	5,300	69,074	—	—	5,300	69,074	74,374	3,310	1/29/2015	2012
76	725 Darlington Avenue	Mahwah	NJ	Mainland Industrial	—	8,492	9,451	102	—	8,492	9,553	18,045	655	4/9/2014	1998
77	One Jefferson Road	Parsippany	NJ	Mainland Office	—	4,188	14,919	—	—	4,188	14,919	19,107	435	11/13/2015	2009
78	299 Jefferson Road	Parsippany	NJ	Mainland Office	—	4,900	25,987	83	—	4,900	26,070	30,970	1,249	1/29/2015	2011

SELECT INCOME REIT
SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION (CONTINUED)
December 31, 2016
(dollars in thousands)

						Initial Cost to		Costs		Gross Amount Carried at
						Company		Capitalized		Close of Period(4)					Original
							Buildings and	Subsequent to			Buildings and		Accumulated	Date	Construction
Property		Location	State	Property Type	Encumbrances(1)	Land	Equipment	Acquisition	Impairment	Land	Equipment	Total(2)	Depreciation(3)	Acquired	Date
79	2375 East Newlands Road	Fernley	NV	Mainland Industrial	$—	$1,100	$17,314	$286	$—	$1,100	$17,600	$18,700	$837	1/29/2015	2007
80	55 Commerce Avenue	Albany	NY	Mainland Industrial	—	1,000	10,105	179	—	1,000	10,284	11,284	489	1/29/2015	2013
81	8687 Carling Road	Liverpool	NY	Mainland Office	—	375	3,265	1,924	—	375	5,189	5,564	1,373	1/6/2006	1997
82	1212 Pittsford - Victor Road	Pittsford	NY	Mainland Office	—	528	3,755	1,248	—	528	5,003	5,531	1,178	11/30/2004	1965
83	500 Canal View Boulevard	Rochester	NY	Mainland Office	—	1,462	12,482	1,460	—	1,462	13,942	15,404	4,489	1/6/2006	1996
84	32150 Just Imagine Drive	Avon	OH	Mainland Industrial	—	2,200	23,280	—	—	2,200	23,280	25,480	4,414	5/29/2009	1996
85	1415 Industrial Drive	Chillicothe	OH	Mainland Industrial	—	1,200	3,265	—	—	1,200	3,265	4,465	156	1/29/2015	2012
86	2231 Schrock Road	Columbus	OH	Mainland Office	2,418	700	4,472	279	—	700	4,751	5,451	215	1/29/2015	1999
87	5300 Centerpoint Parkway	Groveport	OH	Mainland Industrial	—	2,700	29,863	—	—	2,700	29,863	32,563	1,431	1/29/2015	2014
88	200 Orange Point Drive	Lewis Center	OH	Mainland Industrial	—	1,300	8,613	—	—	1,300	8,613	9,913	413	1/29/2015	2013
89	301 Commerce Drive	South Point	OH	Mainland Industrial	—	600	4,530	—	—	600	4,530	5,130	217	1/29/2015	2013
90	2820 State Highway 31	McAlester	OK	Mainland Industrial	—	300	2,237	90	—	300	2,327	2,627	107	1/29/2015	2012
91	501 Ridge Avenue	Hanover	PA	Mainland Industrial	—	4,800	22,200	30	—	4,800	22,230	27,030	4,607	9/24/2008	1948
92	8800 Tinicum Boulevard	Philadelphia	PA	Mainland Office	41,000	3,900	67,116	—	—	3,900	67,116	71,016	3,216	1/29/2015	2000
93	9680 Old Bailes Road	Fort Mill	SC	Mainland Office	—	800	8,057	—	—	800	8,057	8,857	386	1/29/2015	2007
94	996 Paragon Way	Rock Hill	SC	Mainland Industrial	—	2,600	35,920	—	—	2,600	35,920	38,520	1,721	1/29/2015	2014
95	510 John Dodd Road	Spartanburg	SC	Mainland Industrial	—	3,300	57,998	—	—	3,300	57,998	61,298	2,779	1/29/2015	2012
96	4836 Hickory Hill Road	Memphis	TN	Mainland Industrial	—	1,402	10,769	139	—	1,402	10,908	12,310	545	12/23/2014	1984
97	2020 Joe B. Jackson Parkway	Murfreesboro	TN	Mainland Industrial	—	7,500	55,259	—	—	7,500	55,259	62,759	2,648	1/29/2015	2012
98	16001 North Dallas Parkway	Addison	TX	Mainland Office	—	10,107	95,124	493	—	10,107	95,617	105,724	9,353	1/16/2013	1987
99	2115-2116 East Randol Mill Road	Arlington	TX	Mainland Office	—	2,100	9,769	1,373	—	2,100	11,142	13,242	732	1/29/2015	1989
100	Research Park	Austin	TX	Mainland Industrial	—	1,441	13,007	1,015	—	1,441	14,022	15,463	5,996	6/16/1999	1999
101	1001 Noble Energy Way	Houston	TX	Mainland Office	—	3,500	118,128	258	—	3,500	118,386	121,886	5,663	1/29/2015	1998
102	10451 Clay Road	Houston	TX	Mainland Office	—	5,200	21,812	—	—	5,200	21,812	27,012	1,045	1/29/2015	2013
103	6380 Rogerdale Road	Houston	TX	Mainland Office	—	13,600	33,228	52	—	13,600	33,280	46,880	1,592	1/29/2015	2006
104	4421 W. John Carp. Freeway	Irving	TX	Mainland Office	—	542	4,879	553	—	542	5,432	5,974	2,707	3/19/1998	1995

SELECT INCOME REIT
SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION (CONTINUED)
December 31, 2016
(dollars in thousands)

						Initial Cost to		Costs		Gross Amount Carried at
						Company		Capitalized		Close of Period(4)					Original
							Buildings and	Subsequent to			Buildings and		Accumulated	Date	Construction
Property		Location	State	Property Type	Encumbrances(1)	Land	Equipment	Acquisition	Impairment	Land	Equipment	Total(2)	Depreciation(3)	Acquired	Date
105	8675,8701-8711 Freeport Pkwy and 8901 Esters Boulevard	Irving	TX	Mainland Office	—	$12,300	$69,310	$—	$—	$12,300	$69,310	$81,610	$3,321	1/29/2015	1990
106	1511 East Common Street	New Braunfels	TX	Mainland Office	—	2,700	11,712	—	—	2,700	11,712	14,412	561	1/29/2015	2005
107	2900 West Plano Parkway	Plano	TX	Mainland Office	—	5,200	22,291	—	—	5,200	22,291	27,491	1,068	1/29/2015	1998
108	3400 West Plano Parkway	Plano	TX	Mainland Office	—	3,000	31,392	—	—	3,000	31,392	34,392	1,504	1/29/2015	1994
109	19100 Ridgewood Parkway	San Antonio	TX	Mainland Office	—	4,600	187,539	399	—	4,600	187,938	192,538	9,005	1/29/2015	2008
110	3600 Wiseman Boulevard	San Antonio	TX	Mainland Office	—	3,197	12,175	51	—	3,197	12,226	15,423	1,146	3/19/2013	2004
111	1800 Novell Place	Provo	UT	Mainland Office	—	6,700	78,940	—	—	6,700	78,940	85,640	9,045	6/1/2012	2000
112	4885-4931 North 300 West	Provo	UT	Mainland Office	—	3,400	25,938	—	—	3,400	25,938	29,338	2,486	2/28/2013	2009
113	1095 South 4800 West	Salt Lake City	UT	Mainland Industrial	—	1,500	6,913	—	—	1,500	6,913	8,413	331	1/29/2015	2012
114	1901 Meadowville Technology Parkway	Chester	VA	Mainland Industrial	49,651	4,000	67,511	—	—	4,000	67,511	71,511	3,235	1/29/2015	2012
115	501 South 5th Street	Richmond	VA	Mainland Office	—	13,849	109,823	—	—	13,849	109,823	123,672	9,609	7/2/2013	2009
116	Parham Place	Richmond	VA	Mainland Office	—	2,401	7,289	174	—	2,401	7,463	9,864	259	7/20/2015	2012
117	9201 Forest Hill Avenue	Richmond	VA	Mainland Office	—	1,270	4,824	—	—	1,270	4,824	6,094	30	10/12/2016	1985
118	1751 Blue Hills Drive	Roanoke	VA	Mainland Industrial	—	4,300	19,236	224	—	4,300	19,460	23,760	964	1/29/2015	2003
119	Orbital Sciences Campus	Sterling	VA	Mainland Office	—	9,875	62,238	52	—	9,875	62,290	72,165	6,355	11/29/2012	2000;2001
120	181 Battaile Drive	Winchester	VA	Mainland Industrial	—	1,487	12,854	—	—	1,487	12,854	14,341	3,443	4/20/2006	1987
121	351, 401, 501 Elliott Ave West	Seattle	WA	Mainland Office	70,097	34,999	94,407	227	—	34,999	94,634	129,633	4,524	1/29/2015	2000
				Totals	$245,643	$1,038,703	$3,055,712	$53,489	$(5,484)	$1,038,686	$3,103,734	$4,142,420	$242,628

(1)	Represents mortgage debt and includes the unamortized balance of the fair value adjustments and debt issuance costs totaling $670.

(2)	Excludes value of real estate intangibles.

(3)	Depreciation on buildings and improvements is provided for periods ranging up to 40 years and on equipment up to 12 years.

(4)	The total aggregate cost for U.S. federal income tax purposes is approximately $4,464,988.

SELECT INCOME REIT
SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION (CONTINUED)
December 31, 2016
(dollars in thousands)
Analysis of the carrying amount of real estate properties and accumulated depreciation:

	Real Estate	Accumulated
	Properties	Depreciation
Balance at December 31, 2013	$1,646,457	$(67,223)
Additions	220,398	(27,122)
Disposals	(12)	12
Balance at December 31, 2014	1,866,843	(94,333)
Additions	2,254,827	(72,448)
Disposals	(2,002)	2,002
Balance at December 31, 2015	4,119,668	(164,779)
Additions	28,538	(78,151)
Asset impairment	(5,484)	—
Disposals	(302)	302
Balance at December 31, 2016	$4,142,420	$(242,628)

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SELECT INCOME REIT

By:	/s/ David M. Blackman
David M. Blackman President and Chief Operating Officer

Dated: February 16, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ David M. Blackman	President and Chief Operating Officer (principal	February 16, 2017
David M. Blackman	executive officer)

/s/ John C. Popeo	Chief Financial Officer and Treasurer (principal	February 16, 2017
John C. Popeo	financial officer and principal accounting officer)

/s/ Adam D. Portnoy	Managing Trustee	February 16, 2017
Adam D. Portnoy

/s/ Barry M. Portnoy	Managing Trustee	February 16, 2017
Barry M. Portnoy

/s/ Donna D. Fraiche	Independent Trustee	February 16, 2017
Donna D. Fraiche

/s/ William A. Lamkin	Independent Trustee	February 16, 2017
William A. Lamkin

/s/ Jeffrey P. Somers	Independent Trustee	February 16, 2017
Jeffrey P. Somers