Form 10-Q
period 2017-03-31
SELECT INCOME REIT
filed 2017-04-25
CIK 1537667

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.  (Check One):

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided in Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

Number of registrant’s common shares of beneficial interest, $.01 par value per share, outstanding as of April 24, 2017: 89,427,869

SELECT INCOME REIT

FORM 10-Q

March 31, 2017

References in this Quarterly Report on Form 10-Q to the Company, SIR, we, us or our include Select Income REIT and its consolidated subsidiaries unless otherwise expressly stated or the context indicates otherwise.

PART I Financial Information

Item 1.  Financial Statements

SELECT INCOME REIT

CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except per share data)
(unaudited)

	March 31,	December 31,
	2017	2016
ASSETS
Real estate properties:
Land	$1,038,963	$1,038,686
Buildings and improvements	3,105,382	3,103,734
	4,144,345	4,142,420
Accumulated depreciation	(262,400)	(242,628)
	3,881,945	3,899,792
Acquired real estate leases, net	486,932	506,298
Cash and cash equivalents	18,101	22,127
Restricted cash	44	44
Rents receivable, including straight line rents of $106,433 and $117,008, respectively, net of allowance for doubtful accounts of $809 and $873, respectively	111,688	124,089
Deferred leasing costs, net	11,094	10,051
Other assets, net	104,261	77,281
Total assets	$4,614,065	$4,639,682

LIABILITIES AND SHAREHOLDERS' EQUITY
Unsecured revolving credit facility	$342,000	$327,000
Unsecured term loan, net	348,497	348,373
Senior unsecured notes, net	1,431,368	1,430,300
Mortgage notes payable, net	245,418	245,643
Accounts payable and other liabilities	80,931	101,605
Assumed real estate lease obligations, net	75,411	77,622
Rents collected in advance	18,678	18,815
Security deposits	8,341	11,887
Due to related persons	12,218	4,475
Total liabilities	2,562,862	2,565,720

Commitments and contingencies

Shareholders' equity:
Common shares of beneficial interest, $.01 par value: 125,000,000 shares authorized; 89,427,869 shares issued and outstanding	894	894
Additional paid in capital	2,179,669	2,179,669
Cumulative net income	448,035	441,307
Cumulative other comprehensive income	36,593	20,472
Cumulative common distributions	(613,988)	(568,380)
Total shareholders' equity	2,051,203	2,073,962
Total liabilities and shareholders' equity	$4,614,065	$4,639,682

See accompanying notes

SELECT INCOME REIT

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(amounts in thousands, except per share data)
(unaudited)

	Three Months Ended March 31,
	2017	2016

REVENUES:
Rental income	$97,344	$97,860
Tenant reimbursements and other income	18,950	19,372
Total revenues	116,294	117,232

EXPENSES:
Real estate taxes	10,843	10,288
Other operating expenses	12,867	12,958
Depreciation and amortization	33,740	33,469
Acquisition related costs	—	58
General and administrative	14,888	6,976
Write-off of straight line rents receivable, net	12,517	—
Loss on asset impairment	4,047	—
Total expenses	88,902	63,749

Operating income	27,392	53,483

Dividend income	397	—
Interest expense (including net amortization of debt issuance costs, premiums and discounts of $1,404 and $1,374, respectively)	(21,087)	(20,609)
Income before income tax expense and equity in earnings of an investee	6,702	32,874
Income tax expense	(102)	(139)
Equity in earnings of an investee	128	77
Net income	6,728	32,812
Net income allocated to noncontrolling interest	—	(33)
Net income attributed to SIR	6,728	32,779

Other comprehensive income:
Unrealized gain on investment in available for sale securities	15,868	16,821
Unrealized gain (loss) on interest rate swap	131	(902)
Equity in unrealized gain of an investee	122	52
Other comprehensive income	16,121	15,971
Comprehensive income	22,849	48,783
Comprehensive income allocated to noncontrolling interest	—	(33)
Comprehensive income attributed to SIR	$22,849	$48,750

Weighted average common shares outstanding - basic	89,331	89,286
Weighted average common shares outstanding - diluted	89,348	89,295

Net income attributed to SIR per common share - basic and diluted	$0.08	$0.37

See accompanying notes

SELECT INCOME REIT

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(unaudited)

	Three Months Ended March 31,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$6,728	$32,812
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	19,862	19,458
Net amortization of debt issuance costs, premiums and discounts	1,404	1,374
Amortization of acquired real estate leases and assumed real estate lease obligations	13,109	13,292
Amortization of deferred leasing costs	410	321
Write-off of straight line rents and provision for losses on rents receivable	12,454	103
Straight line rental income	(5,391)	(6,302)
Loss on asset impairment	4,047	—
Other non-cash expenses, net	(311)	(285)
Equity in earnings of an investee	(128)	(77)
Change in assets and liabilities:
Restricted cash	—	1,127
Rents receivable	1,599	(1,235)
Deferred leasing costs	(1,346)	(3,411)
Other assets	(5,510)	(3,428)
Accounts payable and other liabilities	(17,519)	(15,001)
Rents collected in advance	(137)	(856)
Security deposits	193	(7)
Due to related persons	7,743	653
Net cash provided by operating activities	37,207	38,538

CASH FLOWS FROM INVESTING ACTIVITIES:
Real estate acquisitions and deposits	(5,977)	—
Real estate improvements	(4,559)	(1,395)
Net cash used in investing activities	(10,536)	(1,395)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings	80,000	40,000
Payments of borrowings	(65,089)	(15,064)
Distributions to common shareholders	(45,608)	(44,687)
Purchase of noncontrolling interest	—	(3,908)
Distributions to noncontrolling interest	—	(66)
Net cash used in financing activities	(30,697)	(23,725)

(Decrease) increase in cash and cash equivalents	(4,026)	13,418
Cash and cash equivalents at beginning of period	22,127	17,876
Cash and cash equivalents at end of period	$18,101	$31,294

SUPPLEMENTAL DISCLOSURES:
Interest paid	$33,233	$32,821
Income taxes paid	$(30)	$(83)

See accompanying notes

SELECT INCOME REIT

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

Note 1. Basis of Presentation

The accompanying condensed consolidated financial statements of Select Income REIT and its subsidiaries, or SIR, we, us or our, are unaudited. Certain information and disclosures required by U.S. generally accepted accounting principles, or GAAP, for complete financial statements have been condensed or omitted. We believe the disclosures made are adequate to make the information presented not misleading. However, the accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes contained in our Annual Report on Form 10-K for the year ended December 31, 2016, or our Annual Report. In the opinion of our management, all adjustments, which include only normal recurring adjustments considered necessary for a fair presentation, have been included. All intercompany transactions and balances with or among our consolidated subsidiaries have been eliminated. Our operating results for interim periods are not necessarily indicative of the results that may be expected for the full year.

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

Note 2. Recent Accounting Pronouncements

On January 1, 2017, we adopted the Financial Accounting Standards Board, or FASB, Accounting Standards Update, or ASU, No. 2017-01, Clarifying the Definition of a Business. This update provides additional guidance on evaluating whether transactions should be accounted for as an acquisition (or disposal) of assets or of a business. This update defines three requirements for a set of assets and activities (collectively referred to as a “set”) to be considered a business: inputs, processes and outputs. As a result of the implementation of this update, certain property acquisitions which under previous guidance were accounted for as business combinations are now accounted for as acquisitions of assets. In an acquisition of assets, certain acquisition costs are capitalized as opposed to expensed under previous guidance.

On January 1, 2017, we adopted FASB ASU No. 2016-09, Compensation - Stock Compensation, which identifies areas for simplification involving several aspects of accounting for share based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, an option to recognize gross stock compensation expense with actual forfeitures recognized as they occur, as well as certain classifications on the statement of cash flows. The adoption of ASU No. 2016-09 did not have a material impact in our condensed consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09, Revenue From Contracts With Customers, which outlines a comprehensive model for entities to use in accounting for revenue arising from contracts with customers. ASU No. 2014-09 states that “an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.” While ASU No. 2014-09 specifically references contracts with customers, it may apply to certain other transactions such as the sale of real estate or equipment. In August 2015, the FASB provided for a one-year deferral of the effective date for ASU No. 2014-09, which is now effective for us beginning January 1, 2018. A substantial portion of our revenue consists of rental income from leasing arrangements, which is specifically excluded from ASU No. 2014-09. We are continuing to evaluate ASU No. 2014-09 (and related clarifying guidance issued by the FASB); however, we do not expect its adoption to have a significant impact on the timing of our revenue recognition in our condensed consolidated financial statements. We currently expect to adopt the standard using the modified retrospective approach.

In January 2016, the FASB issued ASU No. 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities, which changes how entities measure certain equity investments and present changes in the fair value of financial liabilities measured under the fair value option that are attributable to their own credit. This update is effective for interim and annual periods beginning after December 15, 2017, with early adoption permitted subject to certain conditions. Currently, changes in fair value of these investments are recorded through other comprehensive income. ASU No. 2016-01 states that these changes will be recorded through earnings. We are continuing to evaluate this guidance, but the implementation of this guidance will affect how changes in the fair value of available for sale securities we hold are presented in our condensed consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases, which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e., lessees and lessors). ASU No. 2016-02 requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase of the leased asset by the lessee. This classification will determine whether the lease expense is recognized based on an effective interest method or on a straight line basis over the term of the lease. A lessee is also required to record a right of use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases today. The new standard requires lessors to account for leases using an approach that is substantially equivalent to existing guidance for sales type leases, direct financing leases and operating leases. ASU No. 2016-02 is effective for reporting periods beginning after December 15, 2018, with early adoption permitted. We are currently assessing the potential impact the adoption of ASU No. 2016-02 will have in our condensed consolidated financial statements.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which requires that entities use a new forward looking “expected loss” model that generally will result in the earlier recognition of allowance for credit losses. The measurement of expected credit losses is based upon historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. ASU No. 2016-13 is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. We are currently assessing the potential impact the adoption of ASU No. 2016-13 will have in our condensed consolidated financial statements.

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

In November 2016, the FASB issued ASU No. 2016-18, Restricted Cash, which clarifies how companies should present restricted cash and restricted cash equivalents. Companies will show the changes in the total of cash, cash equivalents, restricted cash and restricted cash equivalents in the statement of cash flows. The new standard requires a reconciliation of the totals in the statement of cash flows to the related captions in the balance sheets. ASU No. 2016-18 is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. We are currently assessing the potential impact the adoption of ASU No. 2016-18 will have in our condensed consolidated financial statements.

Note 3. Real Estate Properties

As of March 31, 2017, we owned properties (362 buildings, leasable land parcels and easements) with approximately 44,813,000 rentable square feet, including 229 buildings, leasable land parcels and easements with approximately 17,778,000 rentable square feet that we own in Hawaii.

On January 13, 2017, we acquired a land parcel adjacent to one of our properties located in McAlester, OK for $277, including $51 of acquisition related costs. We are currently developing a 35,000 square foot expansion of the building we own for an existing tenant on this acquired adjacent land.

On March 15, 2017, we entered an agreement to acquire a single tenant office property located in Norfolk, VA with approximately 289,000 rentable square feet for a purchase price of $57,000, excluding acquisition related costs and closing adjustments. This pending acquisition is subject to closing conditions; accordingly, we cannot be sure that we will acquire this property, that the acquisition will not be delayed or that the terms will not change.

On April 5, 2017, we entered an agreement to acquire a single tenant, net leased office property located in Houston, TX with approximately 84,000 rentable square feet for a purchase price of $20,300, excluding acquisition related costs. This pending acquisition is subject to closing conditions; accordingly, we cannot be sure that we will acquire this property, that the acquisition will not be delayed or that the terms will not change.

We believe some of our properties may contain asbestos. We believe any asbestos on our properties is contained in accordance with applicable laws and regulations and we have no current plans to remove it. If we removed the asbestos or demolished the affected properties, certain environmental regulations govern the manner in which the asbestos must be handled and removed, and we could incur substantial costs complying with such regulations. Due to the uncertainty of the timing and amount of costs we may incur, we cannot reasonably estimate the fair value and we have not recognized a liability in our financial statements for these costs. Certain of our industrial lands in Hawaii may require environmental remediation, especially if the use of those lands is changed; however, we do not have any present plans to change the use of those lands or to undertake this environmental cleanup. In general, we do not have any insurance designated to limit any losses that we may incur as a result of known or unknown environmental conditions which are not caused by an insured event, such as, for example, fire or flood, although some of our tenants may maintain such insurance. However, as of both March 31, 2017 and December 31, 2016, accrued environmental remediation costs of $8,160 were included in accounts payable and other liabilities in our condensed consolidated balance sheets. These accrued environmental remediation costs relate to maintenance of our properties for current uses, and, because of the indeterminable timing of the remediation, these amounts have not been discounted to present value. Although we do not believe that there are environmental conditions at any of our properties that will have a material adverse effect on us, we cannot be sure that such conditions or costs are not present in our properties or that other costs we incur to remediate contamination will not have a material adverse effect on our business or financial condition. Charges for environmental remediation costs are included in other operating expenses in our condensed consolidated statements of comprehensive income.

In March 2017, one of our tenants filed for bankruptcy and rejected two leases; one for a property located in Huntsville, AL with approximately 1.4 million rentable square feet and an original lease term until August 2032; and one for a property in Hanover, PA with approximately 502,000 rentable square feet and an original lease term until September 2028. The Huntsville property is occupied by a subtenant that continues to pay rent to us in an amount equal to the rent under the former tenant’s lease. The sublease term runs concurrently with the former tenant’s original lease term, subject to certain termination rights by the subtenant. SIR expects that the lost rents plus carrying costs, such as real estate taxes, insurance, security and other operating costs, from a fully vacant Hanover property may total approximately $3,800 per year. We are holding a security deposit of $3,739 from the tenant with respect to the Hanover property, which we expect to retain and, therefore, have offset the amount of the security deposit against our damages incurred. We recorded a non-cash charge of $12,517 to write off straight line rents receivable (net of the $3,739 security deposit) related to the rejected leases with the former tenant at both properties plus an impairment charge of $4,047 related to the write-off of lease intangibles related to the property located in Hanover, PA.

On June 29, 2016, we received an assessment from the State of Washington for real estate excise tax, interest and penalties of $2,837 on certain properties we acquired in connection with our acquisition of Cole Corporate Income Trust, Inc. in January 2015. We believe we are not liable for this tax and are disputing the assessment. As of March 31, 2017, we have not recorded a loss related to this matter.

Note 4. Tenant Concentration and Segment Information

We operate in one business segment: ownership of properties that include buildings and leased industrial lands that are primarily net leased to single tenants. During the periods presented in this report, no single tenant accounted for more than 10% of our total revenues. A “net leased property” or a property being “net leased” means that the building or land lease requires the tenant to pay rent and pay, or reimburse us, for all, or substantially all, property level operating expenses and capital expenditures, such as real estate taxes, insurance, utilities, maintenance and repairs, other than, in certain circumstances, roof and structural element related expenditures; however, in some instances, tenants reimburse us for all expenses in excess of certain amounts included in the stated rent. We define a single tenant leased building or land parcel as a building or land parcel with at least 90% of its rentable square footage leased to one tenant. Our buildings and lands are primarily leased to single tenants; however, we also own some multi-tenant buildings on the island of Oahu, HI, and one mainland multi-tenant office property. For the three months ended March 31, 2017 and 2016, approximately 20.3% and 19.9%, respectively, of total revenues were from 229 buildings, leasable land parcels and easements with a combined approximately 17,778,000 rentable square feet that we own on Oahu, HI.

Note 5. Derivatives and Hedging Activities

We are exposed to certain risks relating to our ongoing business operations, including the effect of changes in interest rates. We use derivative instruments to manage only a part of our interest rate risk. We have an interest rate swap agreement to manage our interest rate risk exposure on a $41,000 mortgage note due 2020, with interest payable at a rate equal to LIBOR plus a premium.

We record all derivatives on our balance sheet at fair value. The following table summarizes the terms of our outstanding interest rate swap agreement, which we designate as a cash flow hedge:

Fair Value
		Notional				of Liability
		Amount as of	Interest	Effective	Maturity	as of
	Balance Sheet Location	March 31, 2017	Rate (1)	Date	Date	March 31, 2017
Interest Rate Swap	Accounts Payable and Other Liabilities	$41,000	4.16%	1/29/2015	8/3/2020	$603

(1)	The interest rate consists of the underlying index swapped to a fixed rate rather than floating rate LIBOR, plus a premium.

The table below presents the effects of our interest rate derivative on our condensed consolidated statements of comprehensive income for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
	2017	2016
Amount of gain (loss) recognized in cumulative other comprehensive income (effective portion)	$61	$(996)
Amount of gain reclassified from cumulative other comprehensive income into interest expense (effective portion)	$70	$94

We may enter into additional interest rate swaps or hedge agreements to manage some of our interest rate risk associated with other floating rate borrowings.

Note 6. Indebtedness

Our principal debt obligations at March 31, 2017 were: (1) our $342,000 of outstanding borrowings under our $750,000 unsecured revolving credit facility; (2) our $350,000 unsecured term loan; (3) an aggregate outstanding principal amount of $1,450,000 of public issuances of senior unsecured notes; and (4) an aggregate outstanding principal amount of $244,884 of mortgage notes.

Our $750,000 revolving credit facility and our $350,000 term loan are governed by a credit agreement with a syndicate of institutional lenders. This credit agreement includes a feature under which the maximum aggregate borrowing availability under our revolving credit facility and term loan may be increased to up to $2,200,000 on a combined basis under certain circumstances.

Our $750,000 revolving credit facility has a maturity date of March 29, 2019, interest payable on borrowings of LIBOR plus 105 basis points and a facility fee of 20 basis points per annum, based on the total amount of lending commitments. Both the interest rate premium and the facility fee for our revolving credit facility are subject to adjustment based on changes to our credit ratings. Upon the payment of an extension fee and meeting other conditions, we have the option to extend the maturity date of our revolving credit facility to March 29, 2020. As of March 31, 2017 and December 31, 2016, the annual interest rate payable on borrowings under our revolving credit facility was 1.99% and 1.76%, respectively. The weighted average annual interest rate for borrowings under our revolving credit facility was 1.81% and 1.44% for the three months ended March 31, 2017 and 2016, respectively. We can borrow, repay and reborrow funds available under our revolving credit facility until maturity, and no principal repayment is due until maturity. As of March 31, 2017 and April 24, 2017, we had $342,000 and $327,000, respectively, outstanding under our revolving credit facility, and $408,000 and $423,000, respectively, available to borrow under our revolving credit facility.

Our $350,000 term loan has a maturity date of March 31, 2020 and interest payable on the amount outstanding of LIBOR plus 115 basis points. The interest rate premium for our term loan is subject to adjustment based on changes to our credit ratings. As of March 31, 2017 and December 31, 2016, the annual interest rate payable for the amount outstanding under our term loan was 1.93% and 1.77%, respectively. The weighted average annual interest rate for the amount outstanding under our term loan was 1.93% and 1.58% for the three months ended March 31, 2017 and 2016, respectively.

Our credit agreement and our senior unsecured notes indenture and its supplement provide for acceleration of payment of all amounts due thereunder upon the occurrence and continuation of certain events of default, such as, in the case of our credit agreement, a change of control of us, which includes The RMR Group LLC, or RMR LLC, ceasing to act as our business and property manager. Our senior unsecured notes indenture and its supplement and our credit agreement also contain a number of covenants, including covenants that restrict our ability to incur debts or to make distributions under certain circumstances, and generally require us to maintain certain financial ratios. We believe we were in compliance with the terms and conditions of the respective covenants under our senior unsecured notes indenture and its supplement and our credit agreement at March 31, 2017.

At March 31, 2017, 11 of our properties with a net book value of $391,464 were encumbered by mortgages we assumed in connection with our acquisition of those properties. The aggregate principal amount outstanding under these mortgage notes as of March 31, 2017 was $244,884. These mortgage notes are non-recourse, subject to certain limited exceptions, and do not contain any material financial covenants.

Note 7. Fair Value of Assets and Liabilities

The table below presents certain of our assets and liabilities measured at fair value at March 31, 2017, categorized by the level of inputs, as defined in the fair value hierarchy under GAAP, used in the valuation of each asset and liability:

		Fair Value at Reporting Date Using
		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
		Identical Assets	Observable Inputs	Inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)
Recurring Fair Value Measurements:
Assets:
Investment in RMR Inc. (1)	$78,548	$78,548	$—	$—

Liabilities:
Interest rate swap (2)	$(603)	$—	$(603)	$—

(1)
Our 1,586,836 shares of class A common stock of The RMR Group Inc., or RMR Inc., which are included in other assets in our condensed consolidated balance sheets, are reported at fair value which is based on quoted market prices (Level 1 inputs). Our historical cost basis for these shares is $42,686. The unrealized gain of $35,862 for these shares as of March 31, 2017 is included in cumulative other comprehensive income in our condensed consolidated balance sheets.

(2)
As discussed in Note 5, we have an interest rate swap agreement in connection with a $41,000 mortgage note. This interest rate swap agreement is carried at fair value and is included in accounts payable and other liabilities in our condensed consolidated balance sheets and is valued using Level 2 inputs. The fair value of this instrument is determined using interest rate pricing models. Considerable judgment is necessary to develop estimated fair values of financial assets and liabilities. Accordingly, the estimate presented in the table above is not necessarily indicative of the amount for which we could be liable upon extinguishment of the liability.

In addition to the asset and liability described in the table above, our financial instruments include cash and cash equivalents, restricted cash, rents receivable, a revolving credit facility, a term loan, senior unsecured notes, mortgage notes payable, accounts payable, rents collected in advance, security deposits and amounts due to related persons. At March 31, 2017 and December 31, 2016, the fair value of our financial instruments approximated their carrying values in our condensed consolidated financial statements, due to their short term nature or variable interest rates, except as follows:

	At March 31, 2017		At December 31, 2016
	Carrying	Estimated	Carrying	Estimated
	Value (1)	Fair Value	Value (1)	Fair Value
Senior unsecured notes, due 2018 at 2.85%	$348,971	$352,408	$348,667	$352,074
Senior unsecured notes, due 2020 at 3.60%	$396,266	$405,394	$395,955	$400,656
Senior unsecured notes, due 2022 at 4.15%	$295,509	$301,097	$295,301	$297,186
Senior unsecured notes, due 2025 at 4.50%	$390,622	$402,804	$390,377	$387,030
Mortgage notes payable	$245,418	$245,548	$245,643	$243,845

(1)	Includes unamortized debt issuance costs, premiums and discounts.

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

Note 8. Shareholders’ Equity

On February 21, 2017, we paid a regular quarterly distribution of $0.51 per common share, or $45,608, to shareholders of record on January 23, 2017. On April 11, 2017, we declared a regular quarterly distribution of $0.51 per common share, or approximately $45,600, to shareholders of record on April 21, 2017. We expect to pay this distribution on or about May 18, 2017.

Note 9. Cumulative Other Comprehensive Income

The following table presents changes in the amounts we recognized in cumulative other comprehensive income by component for the three months ended March 31, 2017:

	Three Months Ended March 31, 2017
	Unrealized Gain	Unrealized	Equity in
	on Investment	Gain	Unrealized
	in Available for	on Derivative	Gain (Loss) of
	Sale Securities	Instruments (1)	an Investee (2)	Total
Balance at December 31, 2016	$19,994	$369	$109	$20,472

Other comprehensive income before reclassifications	15,868	61	124	16,053
Amounts reclassified from cumulative other comprehensive income to net income	—	70	(2)	68
Net current period other comprehensive income	15,868	131	122	16,121
Balance at March 31, 2017	$35,862	$500	$231	$36,593

(1)	Amounts reclassified from cumulative other comprehensive income are included in interest expense in our condensed consolidated statements of comprehensive income.

(2)	Amounts reclassified from cumulative other comprehensive income are included in equity in earnings of an investee in our condensed consolidated statements of comprehensive income.

Note 10. Weighted Average Common Shares

The following table provides a reconciliation of the weighted average number of common shares used in the calculation of basic and diluted earnings per share (in thousands):

	Three Months Ended March 31,
	2017	2016
Weighted average common shares for basic earnings per share	89,331	89,286
Effect of dilutive securities: unvested share awards	17	9
Weighted average common shares for diluted earnings per share	89,348	89,295

Note 11. Business and Property Management Agreements with RMR LLC

We have no employees. The personnel and various services we require to operate our business are provided to us by RMR LLC. We have two agreements with RMR LLC to provide management services to us: (1) a business management agreement, which relates to our business generally; and (2) a property management agreement, which relates to our property level operations.

Pursuant to our business management agreement with RMR LLC, we recognized net business management fees of $13,387 and $5,007 for the three months ended March 31, 2017 and 2016, respectively. The business management fees for the three months ended March 31, 2017 include estimated 2017 incentive fees of $7,846 based on our common share total return, as defined, as of March 31, 2017. Although we recognized estimated incentive fees in accordance with GAAP, the actual amount of incentive fees payable to RMR LLC for 2017, if any, will be based on our common share total return, as defined, for the three year period ending December 31, 2017, and will be payable in 2018. The net business management fees we recognized are included in general and administrative expenses in our condensed consolidated statements of comprehensive income.

Pursuant to our property management agreement with RMR LLC, we recognized aggregate net property management and construction supervision fees of $3,158 and $3,114 for the three months ended March 31, 2017 and 2016, respectively. These amounts are included in other operating expenses or have been capitalized, as appropriate, in our condensed consolidated financial statements.

We are generally responsible for all of our operating expenses, including certain expenses incurred by RMR LLC on our behalf. Our property level operating expenses, including certain payroll and related costs incurred by RMR LLC, are generally incorporated into rents charged to our tenants. We reimbursed RMR LLC $1,982 and $1,621 for property management related expenses for the three months ended March 31, 2017 and 2016, respectively, which amounts are included in other operating expenses in our condensed consolidated statements of comprehensive income. In addition, we are responsible for our share of RMR LLC’s costs for providing our internal audit function. The amounts recognized as expense for internal audit costs were $67 for both the three months ended March 31, 2017 and 2016, which amounts are included in general and administrative expenses in our condensed consolidated statements of comprehensive income for these periods.

Note 12. Related Person Transactions

We have relationships and historical and continuing transactions with RMR LLC, RMR Inc., Government Properties Income Trust, or GOV, and others related to them, including other companies to which RMR LLC provides management services and which have trustees, directors and officers who are also our Trustees or officers.

Our Manager, RMR LLC. We have two agreements with RMR LLC to provide management services to us. See Note 11 for further information regarding our management agreements with RMR LLC.

RMR Inc. RMR LLC is a subsidiary of RMR Inc. and RMR Inc. is the managing member of RMR LLC. The controlling shareholder of RMR Inc., ABP Trust, is owned by our Managing Trustees. As of March 31, 2017, we owned 1,586,836 shares of class A common stock of RMR Inc. See Note 7 for further information regarding our investment in RMR Inc.

GOV. GOV is our largest shareholder. As of March 31, 2017, GOV owned 24,918,421 of our common shares or approximately 27.9% of our outstanding common shares. Our Managing Trustees are also managing trustees of GOV and our President and Chief Operating Officer also serves as the president and chief operating officer of GOV. RMR LLC provides management services to GOV and us.

AIC. We, ABP Trust, GOV and four other companies to which RMR LLC provides management services currently own Affiliates Insurance Company, an Indiana insurance company, or AIC, in equal amounts. We and the other AIC shareholders participate in a combined property insurance program arranged and reinsured in part by AIC. As of March 31, 2017 and December 31, 2016, our investment in AIC had a carrying value of $7,366 and $7,116, respectively. These amounts are included in other assets in our condensed consolidated balance sheets. We recognized income related to our investment in AIC, which amounts are presented as equity in earnings of an investee in our condensed consolidated statements of comprehensive income. Our other comprehensive income includes our proportionate part of unrealized gains (losses) on securities which are owned by AIC related to our investment in AIC.

For further information about these and other such relationships and certain other related person transactions, refer to our Annual Report.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following information should be read in conjunction with our condensed consolidated financial statements and accompanying notes included in this Quarterly Report on Form 10-Q and with our Annual Report.

OVERVIEW

We are a real estate investment trust, or REIT, organized under Maryland law. As of March 31, 2017, we owned 362 buildings (including leasable land parcels and easements) located in 35 states that contain approximately 44.8 million rentable square feet and were approximately 95.9% leased (based on rentable square feet). For the three months ended March 31, 2017, approximately 79.7% of our total revenue was from 133 buildings located throughout the U.S. mainland, or our Mainland

Properties. The remainder of our total revenue for the three months ended March 31, 2017, or 20.3%, was from 229 buildings, leasable land parcels and easements with approximately 17.8 million rentable square feet we own on the island of Oahu, HI, or our Hawaii Properties. As of March 31, 2017, our properties were leased to 313 different tenants, with a weighted average remaining lease term (based on annualized rental revenue) of approximately 9.9 years. We define the term annualized rental revenue as used in this section as the annualized contractual rents, as of March 31, 2017, from tenants pursuant to existing leases, including straight line rent adjustments but excluding lease value amortization. Annualized rental revenue also includes amortization of tenant concessions, including free rent and amounts reimbursed to tenants, and estimated recurring expense reimbursements from tenants pursuant to existing leases.

Property Operations

As of March 31, 2017, 95.9% of our rentable square feet was leased, compared to 97.8% of our rentable square feet as of March 31, 2016. Occupancy data for our buildings as of March 31, 2017 and 2016 is as follows (square feet in thousands):

	All Properties		Comparable Properties (1)
	As of March 31,		As of March 31,
	2017	2016	2017	2016
Total buildings, leasable land parcels and easements (2)	362	360	360	360
Total rentable square feet (3)	44,813	44,706	44,706	44,706
Percent leased (4)	95.9%	97.8%	95.9%	97.8%

(1)	Consists of buildings, leasable land parcels and easements that we owned continuously since January 1, 2016.

(2)	Includes 229 buildings, leasable land parcels and easements with approximately 17,778 square feet which are primarily leasable industrial and commercial lands located in Hawaii.

(3)	Subject to modest adjustments when space is re-measured or re-configured for new tenants and when land leases are converted to building leases.

(4)
Percent leased includes (i) space being fitted out for occupancy pursuant to existing leases as of March 31, 2017, if any, and (ii) space which is leased but is not occupied or is being offered for sublease by tenants, if any.

The average annualized effective rental rates per square foot leased, as defined below, for our properties for the three months ended March 31, 2017 and 2016 are as follows:

	Three Months Ended
	March 31,
	2017	2016
Average annualized effective rental rate per square foot leased: (1)
All Properties	$10.72	$10.74
Comparable Properties (2)	$10.70	$10.74

(1)
Average annualized effective rental rate per square foot leased represents annualized total revenue during the period specified divided by the average rentable square feet leased during the period specified.

(2)	Consists of 360 buildings, leasable land parcels and easements that we owned continuously since January 1, 2016.

During the three months ended March 31, 2017, we entered lease renewals and new leases for approximately 484,000 square feet, including a 35,000 square foot expansion to be constructed at an existing property, at weighted average rental rates (by square feet) that were approximately 20.9% higher than prior rates for the same space. The weighted average lease term by square footage for new and renewal leases entered into during the three months ended March 31, 2017 was 10.0 years. Commitments for tenant improvements, leasing costs and concessions for leases entered into during the three months ended March 31, 2017 totaled approximately $1.1 million, or approximately $0.23 per square foot per year of the weighted average lease term.

Revenues from our Hawaii Properties, which represented approximately 20.3% of our total revenue for the three months ended March 31, 2017, have generally increased under our ownership as rents under the leases for those properties have been reset or renewed. Because of the increased rents and the strong demand to lease our Hawaii Properties in the past and the expected economic conditions where our Hawaii Properties are located, we believe that the rents we may realize from our Hawaii Properties may increase in the future. We expect to realize increases in the future from similar rent resets or renewals, although the impact of such future increases over the next few years is expected to be modest because fewer leases are subject to rent resets than during the past few years.

As shown in the table below, approximately 1.0% of our total rented square feet and approximately 1.1% of our total annualized rental revenue as of March 31, 2017, are included in leases scheduled to expire by December 31, 2017. As of March 31, 2017, our lease expirations by year are as follows (square feet and dollars in thousands):

					Cumulative		Percent of
				Percent of	Percent of		Total	Cumulative
				Total	Total	Annualized	Annualized	Percent of Total
		Rented		Rented	Rented	Rental	Rental	Annualized
	Number of	Square Feet		Square Feet	Square Feet	Revenue	Revenue	Rental Revenue
Period/Year	Tenants	Expiring (1)		Expiring (1)	Expiring (1)	Expiring	Expiring	Expiring
4/1/2017 - 12/31/2017	9	422		1.0%	1.0%	$4,806	1.1%	1.1%
2018	26	1,038		2.4%	3.4%	12,036	2.7%	3.8%
2019	21	1,954		4.5%	7.9%	9,058	2.0%	5.8%
2020	18	936		2.2%	10.1%	7,602	1.7%	7.5%
2021	20	1,400		3.3%	13.4%	12,832	2.8%	10.3%
2022	70	3,797		8.8%	22.2%	49,015	10.8%	21.1%
2023	25	3,043		7.1%	29.3%	40,267	8.9%	30.0%
2024	23	7,001		16.3%	45.6%	69,021	15.2%	45.2%
2025	17	1,770		4.1%	49.7%	26,336	5.8%	51.0%
2026	8	1,701		4.0%	53.7%	26,403	5.8%	56.8%
Thereafter	107	19,905	(2)	46.3%	100.0%	196,485	43.2%	100.0%
Total	344	42,967		100.0%		$453,861	100.0%

Weighted average remaining lease term (in years):		10.3				9.9

(1)
Rented square feet is pursuant to existing leases as of March 31, 2017, and includes (i) space being fitted out for occupancy, if any, and (ii) space which is leased but is not occupied or is being offered for sublease by tenants, if any.

(2)	Rented square feet excludes a 35 square foot expansion to be constructed prior to the commencement of the lease.

A significant portion of our Hawaii Properties are lands leased for rents that are periodically reset based on then current fair market values, generally every five to ten years. The following chart shows the annualized rental revenue as of March 31, 2017 scheduled to reset at our Hawaii lands:

Scheduled Rent Resets at Hawaii Lands
(dollars in thousands)

Annualized
Rental Revenue
as of March 31, 2017
Scheduled to Reset
4/1/2017 - 12/31/2017	$1,318
2018	2,525
2019	10,811
2020 and thereafter	19,608
Total	$34,262

As rent reset dates or lease expirations approach at our Hawaii lands, we generally negotiate with existing or new tenants for new lease terms. If we are unable to reach an agreement with a tenant on a rent reset, our Hawaii land leases typically provide that rent is reset based on an appraisal process. Despite our prior experience with new leases and rent resets in Hawaii, our ability to increase rents when rents reset or leases expire depends upon market conditions, which are beyond our control. Accordingly, we cannot be sure that the historical increases achieved at our Hawaii lands will be repeated in the future.

We may also seek to redevelop certain of our Hawaii lands. Since our Hawaii land leases were originally entered, in some cases as long as 40 to 50 years ago, the characteristics of the neighborhoods in the vicinity of some of these properties have changed. Some of our Hawaii lands currently used for industrial purposes may now be suitable for redevelopment for different purposes that could generate higher rents than we currently receive. Since we and our predecessor acquired these properties, we have selectively engaged in redevelopment activities. We expect to continue these internal growth activities.

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

In March 2017, one of our tenants filed for bankruptcy and rejected two leases; one for a property located in Huntsville, AL with approximately 1.4 million rentable square feet and an original lease term until August 2032; and one for a property in Hanover, PA with approximately 502,000 rentable square feet and an original lease term until September 2028. The Huntsville property is occupied by a subtenant that continues to pay rent to us in an amount equal to the rent under the former tenant’s lease. The sublease term runs concurrently with the former tenant’s original lease term, subject to certain termination rights by the subtenant. SIR expects that the lost rents plus carrying costs, such as real estate taxes, insurance, security and other operating costs, from a fully vacant Hanover property may total approximately $3.8 million per year. We are holding a security deposit of approximately $3.7 million from the tenant with respect to the Hanover property, which we expect to retain and, therefore, have offset the amount of the security deposit against our damages incurred. We recorded a non-cash charge of $12.5 million to write off straight line rents receivable (net of the $3.7 million security deposit) related to the rejected leases with the former tenant at both properties plus an impairment charge of $4.0 million related to the write-off of lease intangibles related to the property located in Hanover, PA.

We generally receive rents from our tenants monthly in advance. As of March 31, 2017, tenants representing 1% or more of our total annualized rental revenue were as follows (square feet in thousands):

						% of
					% of Total	Annualized Rental
Tenant		Property Type	Sq. Ft. (1)		Sq. Ft. (1)	Revenue
1.	Shook, Hardy & Bacon L.L.P.	Mainland Office	596		1.4%	4.0%
2.	Tellabs, Inc.	Mainland Office	820		1.9%	3.7%
3.	Amazon.com, Inc.	Mainland Industrial	3,048		7.1%	3.5%
4.	Noble Energy, Inc.	Mainland Office	497		1.2%	3.2%
5.	Bank of America, National Association	Mainland Office	554		1.3%	3.2%
6.	Tesoro Corporation	Mainland Office	618		1.4%	3.0%
7.	F5 Networks, Inc.	Mainland Office	299		0.7%	2.9%
8.	WestRock Company	Mainland Office	311		0.7%	2.4%
9.	Orbital ATK, Inc.	Mainland Office	337		0.8%	2.3%
10.	Technicolor SA	Mainland Industrial	1,371		3.2%	2.2%
11.	Tyson Foods, Inc.	Mainland Office	248		0.6%	2.1%
12.	Novell, Inc.	Mainland Office	406		0.9%	1.7%
13.	FedEx Corporation	Mainland Office; Mainland Industrial	795	(2)	1.9%	1.7%
14.	PNC Bank, National Association	Mainland Office	441		1.0%	1.4%
15.	ServiceNow, Inc.	Mainland Office	149		0.3%	1.3%
16.	Allstate Insurance Company	Mainland Office	458		1.1%	1.3%
17.	Church & Dwight Co., Inc.	Mainland Office	250		0.6%	1.3%
18.	Restoration Hardware, Inc.	Mainland Industrial	1,195		2.8%	1.3%
19.	Tailored Brands, Inc.	Mainland Office	206		0.5%	1.2%
20.	Primerica Life Insurance Company	Mainland Office	344		0.8%	1.2%
21.	Compass Group USA, Inc.	Mainland Office	227		0.5%	1.1%
22.	United Launch Alliance, LLC	Mainland Industrial	168		0.4%	1.1%
23.	American Tire Distributors, Inc.	Mainland Office	722		1.7%	1.1%
24.	The Southern Company	Mainland Office	448		1.0%	1.1%
25.	Red Hat, Inc.	Mainland Office	175		0.4%	1.0%
26.	Arris Group, Inc.	Mainland Office	132		0.3%	1.0%
	Total		14,815		34.5%	51.3%

(1)
Square feet is pursuant to existing leases as of March 31, 2017, and includes (i) space being fitted out for occupancy, if any, and (ii) space which is leased but is not occupied or is being offered for sublease by tenants, if any.

(2)	Square feet excludes a 35 square foot expansion to be constructed prior to the commencement of the lease.

Investment Activities (dollars in thousands)

On January 13, 2017, we acquired a land parcel adjacent to one of our properties located in McAlester, OK for $277, including $51 of acquisition related costs. We are currently developing a 35,000 square foot expansion of the building we own for an existing tenant on this acquired adjacent land.

On March 15, 2017, we entered an agreement to acquire a single tenant office property located in Norfolk, VA with approximately 289,000 rentable square feet for a purchase price of $57,000, excluding acquisition related costs and closing adjustments. On April 5, 2017, we entered an agreement to acquire a single tenant, net leased office property located in Houston, TX with approximately 84,000 rentable square feet for a purchase price of $20,300, excluding acquisition related costs. These pending acquisitions are subject to closing conditions; accordingly, we cannot be sure that we will acquire these properties, that the acquisitions will not be delayed or that the terms will not change.

Our strategy related to property acquisitions is materially unchanged from that disclosed in our Annual Report. We currently intend to expand our investments by primarily acquiring single tenant, net leased properties throughout the mainland United States and we expect to use the extensive nationwide resources of RMR LLC to locate and acquire such properties. One of our goals in acquiring properties will be to further diversify our sources of rents and thus improve the security of our revenues. Another goal will be to purchase properties that produce rents, less property operating expenses, that are greater than our capital costs for the properties and, accordingly, allow us to increase distributions to our shareholders over time. We expect that most of our acquisition efforts will focus on office and industrial properties; however, we may consider acquiring other types of properties, including properties which are net leased to single tenants for retail uses and special purpose properties specifically suited to particular tenants’ requirements. We also may acquire properties in Hawaii, but we currently expect this will not be a significant part of our future acquisitions because there are limited opportunities to acquire properties in Hawaii, especially to acquire lands which are leased to third party tenants.

Financing Activities

For more information regarding our financing activities, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Our Investment and Financing Liquidity and Resources” of this Quarterly Report on Form 10-Q.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2017, Compared to Three Months Ended March 31, 2016 (dollars and share amounts in thousands, except per share data)

	Comparable Properties Results (1)				Acquired Properties Results (2)			Consolidated Results
	Three Months Ended March 31,				Three Months Ended March 31,			Three Months Ended March 31,
			$	%			$			$	%
	2017	2016	Change	Change	2017	2016	Change	2017	2016	Change	Change
Revenues:
Rental income	$96,914	$97,860	$(946)	(1.0)%	$430	$—	$430	$97,344	$97,860	$(516)	(0.5)%
Tenant reimbursements and other income	18,852	19,372	(520)	(2.7)%	98	—	98	18,950	19,372	(422)	(2.2)%
Total revenues	115,766	117,232	(1,466)	(1.3)%	528	—	528	116,294	117,232	(938)	(0.8)%

Operating expenses:
Real estate taxes	10,805	10,288	517	5.0%	38	—	38	10,843	10,288	555	5.4%
Other operating expenses	12,760	12,958	(198)	(1.5)%	107	—	107	12,867	12,958	(91)	(0.7)%
Total operating expenses	23,565	23,246	319	1.4%	145	—	145	23,710	23,246	464	2.0%

Net operating income (3)	$92,201	$93,986	$(1,785)	(1.9)%	$383	$—	$383	92,584	93,986	(1,402)	(1.5)%

Other expenses:
Depreciation and amortization								33,740	33,469	271	0.8%
Acquisition related costs								—	58	(58)	(100.0)%
General and administrative								14,888	6,976	7,912	113.4%
Write-off of straight line rents receivable, net								12,517	—	12,517	100.0%
Loss on asset impairment								4,047	—	4,047	100.0%
Total other expenses								65,192	40,503	24,689	61.0%
Operating income								27,392	53,483	(26,091)	(48.8)%
Dividend income								397	—	397	100.0%
Interest expense								(21,087)	(20,609)	(478)	2.3%
Income before income tax expense and equity in earnings of an investee								6,702	32,874	(26,172)	(79.6)%
Income tax expense								(102)	(139)	37	(26.6)%
Equity in earnings of an investee								128	77	51	66.2%
Net income								6,728	32,812	(26,084)	(79.5)%
Net income allocated to noncontrolling interest								—	(33)	33	(100.0)%
Net income attributed to SIR								$6,728	$32,779	$(26,051)	(79.5)%

Weighted average common shares outstanding - basic								89,331	89,286	45	0.1%
Weighted average common shares outstanding - diluted								89,348	89,295	53	0.1%

Net income attributed to SIR per common share - basic and diluted								$0.08	$0.37	$(0.29)	(78.4)%

Reconciliation of Net Income to Net Operating Income (3):
Net income								$6,728	$32,812
Equity in earnings of an investee								(128)	(77)
Income tax expense								102	139
Income before income tax expense and equity in earnings of an investee								6,702	32,874
Interest expense								21,087	20,609
Dividend income								(397)	—
Operating income								27,392	53,483

Loss on asset impairment								4,047	—
Write-off of straight line rents receivable, net								12,517	—
General and administrative								14,888	6,976
Acquisition related costs								—	58
Depreciation and amortization								33,740	33,469
Net operating income								$92,584	$93,986

	2017	2016
Reconciliation of Net Income Attributed to SIR to Funds From Operations Attributed to SIR and Normalized Funds From Operations Attributed to SIR (4):
Net income attributed to SIR	$6,728	$32,779
Plus: depreciation and amortization	33,740	33,469
Plus: net income allocated to noncontrolling interest	—	33
Less: FFO allocated to noncontrolling interest	—	(77)
FFO attributed to SIR	40,468	66,204
Plus: acquisition related costs	—	58
Plus: estimated business management incentive fees (5)	7,846	—
Plus: loss on asset impairment (6)	4,047	—
Normalized FFO attributed to SIR	$52,361	$66,262

FFO attributed to SIR per common share - basic and diluted	$0.45	$0.74
Normalized FFO attributed to SIR per common share - basic and diluted	$0.59	$0.74

(1)	Consists of 360 buildings, leasable land parcels and easements that we owned continuously since January 1, 2016.

(2)	Consists of two buildings that we acquired during the period from January 1, 2016 to March 31, 2017.

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

(4)
We calculate funds from operations, or FFO, attributed to SIR, and normalized funds from operations, or Normalized FFO, attributed to SIR, as shown above. FFO attributed to SIR is calculated on the basis defined by The National Association of Real Estate Investment Trusts, or NAREIT, which is net income, calculated in accordance with GAAP, plus real estate depreciation and amortization, loss on impairment of real estate assets and the difference between net income and FFO allocated to noncontrolling interest, as well as certain other adjustments currently not applicable to us. Our calculation of Normalized FFO attributed to SIR differs from NAREIT’s definition of FFO because we include business management incentive fees, if any, only in the fourth quarter versus the quarter when they are recognized as expense in accordance with GAAP due to their quarterly volatility not necessarily being indicative of our core operating performance and the uncertainty as to whether any such business management incentive fees will be payable when all contingencies for determining such fees are determined at the end of the calendar year and we exclude acquisition related costs, loss on asset impairment and Normalized FFO from noncontrolling interest, net of FFO, if any. We consider FFO attributed to SIR and Normalized FFO attributed to SIR to be appropriate supplemental measures of operating performance for a REIT, along with net income, net income attributed to a REIT and operating income. We believe that FFO attributed to SIR and Normalized FFO attributed to SIR provide useful information to investors because by excluding the effects of certain historical amounts, such as depreciation expense, FFO attributed to SIR and Normalized FFO attributed to SIR may facilitate a comparison of our operating performance between periods and with other REITs. FFO attributed to SIR and Normalized FFO attributed to SIR are among the factors considered by our Board of Trustees when determining the amount of distributions to our shareholders. Other factors include, but are not limited to, requirements to maintain our qualification for taxation as a REIT, limitations in our credit agreement and public debt covenants, the availability to us of debt and equity capital, our expectation of our future capital requirements and operating performance and our expected needs and availability of cash to pay our obligations. FFO attributed to SIR and Normalized FFO attributed to SIR do not represent cash generated by operating activities in accordance with GAAP and should not be considered as alternatives to net income, net income attributed to SIR or operating income as an indicator of our operating performance or as a measure of our liquidity. These measures should be considered in conjunction with net income, net income attributed to SIR and operating income as presented in our condensed consolidated statements of comprehensive income. Other real estate companies and REITs may calculate FFO and Normalized FFO differently than we do.

(5)
Incentive fees under our business management agreement are payable after the end of each calendar year, are calculated based on common share total return, as defined, and are included in general and administrative expense in our condensed consolidated statements of comprehensive income. In calculating net income in accordance with GAAP, we recognize estimated business management incentive fee expense, if any, in the first, second and third quarters. Although we recognize this expense, if any, in the first, second and third quarters for purposes of calculating net income, we do not include such expense in the calculation of Normalized FFO attributed to SIR until the fourth quarter, when the amount of the business management incentive fee expense for the calendar year, if any, is determined.

(6)
We recorded a $4,047 loss on asset impairment for unamortized lease intangibles during the three months ended March 31, 2017 related to a lease associated with a tenant bankruptcy at a property located in Hanover, PA.

References to changes in the income and expense categories below relate to the comparison of results for the three months ended March 31, 2017, compared to the three months ended March 31, 2016. Our acquisition activity reflects our acquisition of two properties (two buildings) subsequent to January 1, 2016.

Rental income. The decrease in rental income primarily reflects a decline in occupancy during 2016 at certain of our comparable properties, partially offset by our acquisition activity. Rental income includes non-cash straight line rent adjustments (excluding the write-off of straight line rents receivable as described below) totaling approximately $5,391 for the 2017 period and approximately $6,302 for the 2016 period, and net amortization of acquired real estate leases and assumed real estate lease obligations totaling approximately $434 for the 2017 period and approximately $436 for the 2016 period.

Tenant reimbursements and other income. The decrease in tenant reimbursements and other income primarily reflects 2015 operating expense reimbursements recognized during the 2016 period and decreases in current period operating expenses and related reimbursements at certain of our comparable properties, partially offset by our acquisition activity.

Real estate taxes. The increase in real estate taxes primarily reflects real estate taxes that were previously paid by one of our tenants and are now being paid by us and tax valuation and tax rate increases at certain of our comparable properties, and our acquisition activity.

Other operating expenses. Other operating expenses primarily include property maintenance, environmental remediation, utilities, insurance, bad debt, legal and property management fees, net of amortization of the liability we recorded in connection with our acquisition of RMR Inc. shares. The decrease in other operating expenses primarily reflects decreases in snow removal costs at certain of our comparable properties, partially offset by an increase in utility expenses at our comparable properties and our acquisition activity.

Depreciation and amortization. The increase in depreciation and amortization primarily reflects our acquisition activity plus an increase resulting from depreciation of capital improvements at our comparable properties.

Acquisition related costs. Acquisition related costs reflect costs related to our property acquisitions and investment activity.

General and administrative. General and administrative expenses primarily include fees paid under our business management agreement, net of amortization of the liability we recorded in connection with our acquisition of RMR Inc. shares, legal fees, audit fees, Trustee cash fees and equity compensation expense related to awards to our Trustees, our officers and certain other RMR LLC employees. The increase in general and administrative expenses in the 2017 period primarily reflects estimated business management incentive fees recognized for the 2017 period and an increase in business management base fees resulting from the increase in our average share price, partially offset by lower professional fees.

Write-off of straight line rents receivable, net. We recorded a $12,517 non-cash write-off of straight line rents receivable, net of a $3,739 security deposit, related to a tenant bankruptcy in March 2017.

Loss on asset impairment. We recorded a $4,047 loss on asset impairment for unamortized lease intangibles related to a tenant bankruptcy in March 2017.

Dividend income. Dividend income reflects cash dividends received from our investment in RMR Inc. shares.

Interest expense. The increase in interest expense primarily reflects higher weighted average interest rates on borrowings under our revolving credit facility and term loan during the 2017 period compared to the 2016 period.

Income tax expense. Income tax expense represents state income taxes payable in certain jurisdictions.

Equity in earnings of an investee. Equity in earnings of an investee represents our proportionate share of earnings from our investment in AIC.

Net income. The decrease in net income for the 2017 period compared to the 2016 period reflects the changes noted above.

Net income allocated to noncontrolling interest. Net income allocated to noncontrolling interest represents a former 11% noncontrolling interest of a third party in a joint venture that owned one of our office buildings. On February 29, 2016, we acquired the 11% noncontrolling interest. As a result, for periods from and after that date, there is no longer a noncontrolling interest with respect to this office building.

Weighted average common shares outstanding. The increase in weighted average common shares outstanding primarily reflects (i) shares granted to our Trustees in May 2016, and (ii) shares granted to our officers and certain other employees of RMR LLC in September 2016.

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

Cash flows provided by (used in) operating, investing and financing activities were $37,207, ($10,536) and ($30,697) for the three months ended March 31, 2017, respectively, and $38,538, ($1,395) and ($23,725) for the three months ended March 31, 2016, respectively. The decrease in cash provided by operating activities for the three months ended March 31, 2017 compared to the corresponding prior year period primarily reflects the decrease in NOI from vacancies that took place during the second quarter of 2016. The increase in cash used in investing activities for the three months ended March 31, 2017 compared to the corresponding prior year period is primarily due to increased acquisition and real estate improvement activities during the three months ended March 31, 2017 compared to the corresponding prior year period. The increase in cash used in financing activities for the three months ended March 31, 2017 compared to the corresponding prior year period is primarily due to net activities on our revolving credit facility and increased distributions to our common shareholders during the 2017 period compared to the 2016 period, partially offset by the purchase of a noncontrolling interest in one of our buildings in the 2016 period.

Our Investment and Financing Liquidity and Resources (dollars in thousands, except per share data)

In order to fund acquisitions and to meet cash needs that may result from timing differences between our receipt of rents and our desire or need to make distributions or pay operating or capital expenses, we maintain a $750,000 unsecured revolving credit facility with a group of lenders. The maturity date of our revolving credit facility is March 29, 2019 and, subject to our payment of an extension fee and meeting other conditions, we have the option to extend the stated maturity date by one year to March 29, 2020. We pay interest on borrowings under our revolving credit facility at a rate of LIBOR plus a premium. We also pay a facility fee on the total amount of lending commitments under our revolving credit facility. Both the interest rate premium and the facility fee are subject to adjustment based upon changes to our credit ratings. At March 31, 2017, the interest rate premium on our revolving credit facility was 105 basis points and our facility fee was 20 basis points. We can borrow, repay and reborrow funds available under our revolving credit facility until maturity, and no principal repayment is due until maturity. As of March 31, 2017, the annual interest rate payable on borrowings under our revolving credit facility was 1.99%. As of March 31, 2017 and April 24, 2017, we had $342,000 and $327,000, respectively, outstanding under our revolving credit facility and $408,000 and $423,000, respectively, available to borrow under our revolving credit facility.

We have a $350,000 unsecured term loan that matures on March 31, 2020 and is prepayable by us at any time without penalty. Our term loan requires interest to be paid on the amount outstanding of LIBOR plus 115 basis points. The interest rate premium for our term loan is subject to adjustment based on changes to our credit ratings. As of March 31, 2017, the annual interest rate payable on borrowings under our term loan was 1.93%.

In addition, the credit agreement governing our revolving credit facility and term loan includes a feature under which the maximum borrowing availability under the facilities may be increased to up to $2,200,000 on a combined basis under certain circumstances.

Our senior unsecured notes are governed by an indenture and a supplement to the indenture and require semi-annual interest payments through maturity.

Our debt maturities (other than our revolving credit facility and term loan) as of March 31, 2017 were as follows: $17,482 in 2017, $350,304 in 2018, $4,926 in 2019, $501,172 in 2020 and $821,000 thereafter.

As of March 31, 2017, we had $18,101 of cash and cash equivalents. We typically use cash balances, borrowings under our revolving credit facility, net proceeds from offerings of equity or debt securities, term loans and the cash flows from our operations to fund debt repayments, property acquisitions, capital expenditures and other general business purposes. We also have in the past assumed mortgage debt in connection with certain of our acquisitions and we may do so in the future. In addition, we may sell, or place mortgages on, properties we own.

When significant amounts are outstanding under our revolving credit facility, or as the maturities of our indebtedness approach, we expect to explore refinancing alternatives. Such alternatives may include incurring additional term debt and issuing new equity or debt securities. In addition, we may also seek to participate in joint ventures or other arrangements that may provide us additional sources of financing. Although we cannot be sure that we will be successful in consummating any particular type of financing, we believe that we will have access to financing, such as debt and equity offerings, to fund our committed and future acquisitions and capital expenditures and to pay our obligations. We currently have an effective shelf registration statement that allows us to issue public securities on an expedited basis, but we cannot be sure that there will be buyers for such securities.

The completion and the costs of any future debt financings will depend primarily on credit market conditions and our then creditworthiness. We have no control over market conditions. Potential lenders in future debt transactions will evaluate our creditworthiness and our ability to fund required debt service and repay principal balances when they become due by reviewing our results of operations, financial condition, business practices and plans, including our ability to maintain our earnings, to stagger our debt maturities and to balance our use of debt and equity capital so that our financial performance and leverage ratios afford us flexibility to withstand any reasonably anticipated adverse changes. Similarly, our ability to raise equity capital in the future will depend primarily upon equity capital market conditions and our ability to operate our business to maintain and grow our operating cash flows. We intend to conduct our business in a manner which will continue to afford us reasonable access to capital for investment and financing activities, but we cannot be sure that we will be able to successfully carry out this intention.

During the three months ended March 31, 2017, we paid a regular quarterly cash distribution to our common shareholders of $45,608 using existing cash balances and borrowings under our revolving credit facility. For further information regarding the distribution we paid during 2017, see Note 8 to the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

On April 11, 2017, we declared a regular quarterly distribution of $0.51 per common share, or approximately $45,600, to shareholders of record on April 21, 2017. We expect to pay this distribution on or about May 18, 2017 using existing cash balances and borrowings under our revolving credit facility.

During the three months ended March 31, 2017 and 2016, amounts capitalized for tenant improvements, leasing costs, building improvements and development and redevelopment activities were as follows (dollars in thousands):

	Three Months Ended
	March 31,
	2017	2016
Tenant improvements (1)	$328	$14
Leasing costs (2)	1,402	3,139
Building improvements (3)	694	104
Development, redevelopment and other activities (4)	721	748
	$3,145	$4,005

(1)	Tenant improvements include capital expenditures used to improve tenants’ space or amounts paid directly to tenants to improve their space.

(2)	Leasing costs include leasing related costs, such as brokerage commissions, legal costs and tenant inducements.

(3)	Building improvements generally include (i) expenditures to replace obsolete building components and (ii) expenditures that extend the useful life of existing assets.

(4)
Development, redevelopment and other activities generally include (i) capital expenditures that are identified at the time of a property acquisition and incurred within a short time period after acquiring the property and (ii) capital expenditure projects that reposition a property or result in new sources of revenues.

As of March 31, 2017, we have estimated unspent leasing related obligations of $22,502 and we have committed to expand an existing property at an estimated cost of $5,226.

During the three months ended March 31, 2017, commitments made for expenditures, such as tenant improvements and leasing costs in connection with leasing space, were as follows (dollars and square feet in thousands, except per square foot amounts):

	New Leases (1)	Renewals	Totals
Square feet leased during the period	234	250	484
Total leasing costs and concession commitments (2)	$826	$309	$1,135
Total leasing costs and concession commitments per square foot (2)	$3.53	$1.24	$2.35
Weighted average lease term by square feet (years)	7.1	12.8	10.0
Total leasing costs and concession commitments per square foot per year (2)	$0.50	$0.10	$0.23

(1)	Square feet includes a 35 square foot expansion to be constructed prior to the commencement of the lease.

(2)	Includes commitments made for leasing expenditures and concessions, such as tenant improvements, leasing commissions, tenant reimbursements and free rent.

Off Balance Sheet Arrangements (dollars in thousands)

As of March 31, 2017, we had no off balance sheet arrangements that have had or that we expect would be reasonably likely to have a material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources. We had no swaps or hedges as of March 31, 2017, other than the cash flow hedge associated with $41,000 of mortgage debt described in Notes 5 and 7 to the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q and under “Quantitative and Qualitative Disclosures About Market Risk” included in Part I, Item 3 of this Quarterly Report on Form 10-Q.

Debt Covenants (dollars in thousands)

Our principal debt obligations at March 31, 2017 were our senior unsecured notes, borrowings outstanding under our revolving credit facility and term loan, and secured mortgage notes assumed in connection with some of our acquisitions. Our mortgage notes are non-recourse, subject to certain limitations, and do not contain any material financial covenants. Our publicly issued senior unsecured notes are governed by an indenture. Our senior unsecured notes indenture and its supplement and the credit agreement for our revolving credit facility and term loan provide for acceleration of payment of all amounts outstanding upon the occurrence and continuation of certain events of default, such as, in the case of our credit agreement, a change of control of us, which includes RMR LLC ceasing to act as our business and property manager. Our senior unsecured notes indenture and its supplement and our credit agreement for our revolving credit facility and term loan contain a number of covenants which restrict our ability to incur debts, including debts secured by mortgages on our properties, in excess of calculated amounts, restrict our ability to make distributions under certain circumstances and generally require us to maintain certain financial ratios. As of March 31, 2017, we believe we were in compliance with all of the terms and covenants under our revolving credit facility and term loan and senior unsecured notes indenture and its supplement.

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

Related Person Transactions
We have relationships and historical and continuing transactions with RMR LLC, RMR Inc. and others related to them. For example: we have no employees and the personnel and various services we require to operate our business are provided to us by RMR LLC pursuant to our business and property management agreements with RMR LLC; RMR Inc. is the managing member of RMR LLC; ABP Trust, which is owned by our Managing Trustees, is the controlling shareholder of RMR Inc.; and we own shares of class A common stock of RMR Inc. We also have relationships and historical and continuing transactions with other companies to which RMR LLC provides management services and which may have trustees, directors and officers who are also trustees, directors or officers of us, RMR LLC or RMR Inc., including: GOV, which is our largest shareholder and at March 31, 2017 owned approximately 27.9% of our outstanding common shares; and AIC, of which we, ABP Trust, GOV and four other companies to which RMR LLC provides management services each own 14.3% and which arranges and reinsures in part a combined property insurance program for us and its six other shareholders. For further information about these and other such relationships and related person transactions, see Notes 11 and 12 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, our Annual Report, our definitive Proxy Statement for our 2017 Annual Meeting of Shareholders and our other filings with the Securities and Exchange Commission, or SEC. In addition, see the section captioned “Risk Factors” of our Annual Report for a description of risks that may arise as a result of these and other related person transactions and relationships. Our filings with the SEC and copies of certain of our agreements with these related persons, including our business and property management agreements with RMR LLC and our shareholders agreement with AIC and its six other shareholders, are available as exhibits to our filings with the SEC and accessible at the SEC’s website, www.sec.gov. We may engage in additional transactions with related persons, including businesses to which RMR LLC or its affiliates provide management services.
Item 3.  Quantitative and Qualitative Disclosures About Market Risk (dollars in thousands)

We are exposed to risks associated with market changes in interest rates. We manage our exposure to interest rate risk by monitoring available financing alternatives. Our strategy to manage exposure to changes in interest rates is materially unchanged since December 31, 2016. Other than as described below, we do not currently expect any significant changes in our exposure to fluctuations in interest rates or in how we manage this exposure in the near future.

At March 31, 2017, our outstanding fixed rate debt consisted of the following senior unsecured notes and secured mortgage notes:

Fixed Rate Debt

		Annual	Annual		Interest
	Principal	Interest	Interest		Payments
Debt	Balance (1)	Rate (1)	Expense (1)	Maturity	Due
Senior unsecured notes	$350,000	2.85%	$9,975	2018	Semi-Annually
Senior unsecured notes	400,000	3.60%	14,400	2020	Semi-Annually
Senior unsecured notes	300,000	4.15%	12,450	2022	Semi-Annually
Senior unsecured notes	400,000	4.50%	18,000	2025	Semi-Annually
Mortgage note (two buildings in Carlsbad, CA)	17,427	5.95%	1,037	2017	Monthly
Mortgage note (one building in Harvey, IL)	1,976	4.50%	89	2019	Monthly
Mortgage note (one building in Columbus, OH)	2,371	4.50%	107	2019	Monthly
Mortgage note (one building in Ankeny, IA)	12,360	3.87%	478	2020	Monthly
Mortgage note (one building in Philadelphia, PA) (2)	41,000	4.16%	1,706	2020	Monthly
Mortgage note (one building in Chester, VA)	48,750	3.99%	1,945	2020	Monthly
Mortgage note (three buildings in Seattle, WA)	71,000	3.55%	2,521	2023	Monthly
Mortgage note (one building in Chicago, IL)	50,000	3.70%	1,850	2023	Monthly
	$1,694,884		$64,558

(1)
The principal balance, annual interest rate and annual interest expense are the amounts stated in the applicable contracts. In accordance with GAAP, our carrying value and recorded interest expense may differ from these amounts because of market conditions at the time we issued or assumed these debts.

(2)
Interest on this mortgage note is payable at a rate equal to LIBOR plus a premium but has been fixed by a cash flow hedge which sets the rate at approximately 4.16% until August 3, 2020, which is the maturity date of the mortgage note.

Our senior unsecured notes require semi-annual interest payments through maturity. Some of our mortgage notes require principal and interest payments pursuant to amortization schedules and some of our mortgage notes require interest only payments through maturity.

We have an interest rate swap agreement to manage our interest rate risk exposure on a $41,000 mortgage note due 2020, which requires us to pay interest at a rate equal to LIBOR plus a premium. The interest rate swap agreement effectively modifies our exposure to interest rate risk arising from this floating rate mortgage loan by converting this floating rate debt to a fixed rate through August 3, 2020, which is the maturity date of the mortgage note, thus reducing the impact of interest rate changes on future interest expense. This agreement involves the receipt of floating rate amounts in exchange for fixed rate interest payments over the life of the agreement. Approximately 1.7% ($41,000) of our total outstanding debt had interest payments designated as hedged transactions to interest rate swap agreements at March 31, 2017. As of March 31, 2017, the fair value of our derivative instrument included in accounts payable and other liabilities in our condensed consolidated balance sheet was $603.

Because our senior unsecured notes and mortgage notes (including the current effect of our interest rate swap agreement) require interest to be paid at fixed rates, changes in market interest rates during the terms of these senior unsecured notes and mortgage notes will not affect our interest obligations. If these senior unsecured notes and mortgage notes were refinanced at interest rates which are 100 basis points higher or lower than shown above, our per annum interest cost would increase or decrease by approximately $16,949.

Changes in market interest rates would affect the fair value of our fixed rate debt obligations, including obligations arising from our interest rate swap agreement. Increases in market interest rates decrease the fair value of our fixed rate debt, while decreases in market interest rates increase the fair value of our fixed rate debt. Based on the balances outstanding at March 31, 2017 and discounted cash flow analyses through the maturity dates, and assuming no other changes in factors that may affect the fair value of our fixed rate debt obligations, a hypothetical immediate 100 basis point change in interest rates would change the fair value of these obligations by approximately $63,218.

Floating Rate Debt

At March 31, 2017, our floating rate debt (excluding the $41,000 mortgage note hedged by our interest rate swap agreement) consisted of $342,000 outstanding under our revolving credit facility and $350,000 outstanding under our term loan. Our revolving credit facility matures on March 29, 2019 and, subject to our meeting certain conditions, including our payment of an extension fee, we have the option to extend the maturity date by one year to March 29, 2020. Our term loan matures on March 31, 2020. No principal repayments are required under our revolving credit facility or term loan prior to maturity, and prepayments may be made at any time without penalty.

Borrowings under our revolving credit facility and term loan are in U.S. dollars and require interest to be paid at LIBOR plus a premium that is subject to adjustment based upon changes to our credit ratings. Accordingly, we are vulnerable to changes in U.S. dollar based short term rates, specifically LIBOR. In addition, upon renewal or refinancing of these obligations, we are vulnerable to increases in interest rate premiums due to market conditions or our perceived credit risk. Generally, a change in interest rates would not affect the value of our floating rate debt but would affect our operating results. The following table presents the approximate impact a 100 basis point increase in interest rates would have on our annual floating rate interest expense at March 31, 2017:

	Impact of an Increase in Interest Rates
			Total Interest	Annual
	Interest Rate	Outstanding	Expense	Earnings Per
	Per Year (1)	Debt (2)	Per Year	Share Impact (3)
At March 31, 2017	1.96%	$692,000	$13,563	$0.15
100 basis point increase	2.96%	$692,000	$20,483	$0.23

(1)	Weighted based on the respective interest rates and outstanding borrowings under our floating rate debt as of March 31, 2017.

(2)	Excludes our $41,000 mortgage note hedged by our interest rate swap agreement.

(3)	Based on the diluted weighted average shares outstanding for the three months ended March 31, 2017.

The following table presents the impact a 100 basis point increase in interest rates would have on our annual floating rate interest expense at March 31, 2017 if we were fully drawn on our revolving credit facility and our term loan remained outstanding:

	Impact of an Increase in Interest Rates
			Total Interest	Annual
	Interest Rate	Outstanding	Expense	Earnings Per
	Per Year (1)	Debt (2)	Per Year	Share Impact (3)
At March 31, 2017	1.97%	$1,100,000	$21,670	$0.24
100 basis point increase	2.97%	$1,100,000	$32,670	$0.37

(1)	Weighted based on the respective interest rates of our floating rate debt as of March 31, 2017, assuming we were fully drawn on our revolving credit facility and our term loan remained outstanding.

(2)	Excludes our $41,000 mortgage note hedged by our interest rate swap agreement.

(3)	Based on the diluted weighted average shares outstanding for the three months ended March 31, 2017.

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

There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

WARNING CONCERNING FORWARD LOOKING STATEMENTS

THIS QUARTERLY REPORT ON FORM 10-Q CONTAINS STATEMENTS THAT CONSTITUTE FORWARD LOOKING STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 AND OTHER SECURITIES LAWS. ALSO, WHENEVER WE USE WORDS SUCH AS “BELIEVE”, “EXPECT”, “ANTICIPATE”, “INTEND”, “PLAN”, “ESTIMATE”, "WILL", "MAY" AND NEGATIVES OR DERIVATIVES OF THESE OR SIMILAR EXPRESSIONS, WE ARE MAKING FORWARD LOOKING STATEMENTS. THESE FORWARD LOOKING STATEMENTS ARE BASED UPON OUR PRESENT INTENT, BELIEFS OR EXPECTATIONS, BUT FORWARD LOOKING STATEMENTS ARE NOT GUARANTEED TO OCCUR AND MAY NOT OCCUR. FORWARD LOOKING STATEMENTS IN THIS REPORT RELATE TO VARIOUS ASPECTS OF OUR BUSINESS, INCLUDING:

•	THE LIKELIHOOD THAT OUR TENANTS WILL PAY RENT OR BE NEGATIVELY AFFECTED BY CYCLICAL ECONOMIC CONDITIONS,

•	THE LIKELIHOOD THAT OUR TENANTS WILL RENEW OR EXTEND THEIR LEASES OR THAT WE WILL BE ABLE TO OBTAIN REPLACEMENT TENANTS,

•	OUR ACQUISITIONS OF PROPERTIES,

•	OUR SALES OF PROPERTIES,

•	OUR ABILITY TO COMPETE FOR ACQUISITIONS AND TENANCIES EFFECTIVELY,

•	THE LIKELIHOOD THAT OUR RENTS MAY INCREASE WHEN RENTS ARE RESET AT OUR LEASED LANDS IN HAWAII,

•	OUR ABILITY TO PAY DISTRIBUTIONS TO OUR SHAREHOLDERS AND THE AMOUNT OF SUCH DISTRIBUTIONS,

•	THE FUTURE AVAILABILITY OF BORROWINGS UNDER OUR REVOLVING CREDIT FACILITY,

•	OUR POLICIES AND PLANS REGARDING INVESTMENTS, FINANCINGS AND DISPOSITIONS,

•	OUR ABILITY TO RAISE EQUITY OR DEBT CAPITAL,

•	OUR ABILITY TO PAY INTEREST ON AND PRINCIPAL OF OUR DEBT,

•	OUR ABILITY TO APPROPRIATELY BALANCE OUR USE OF DEBT AND EQUITY CAPITAL,

•	OUR CREDIT RATINGS,

•	OUR EXPECTATION THAT WE BENEFIT FROM OUR OWNERSHIP OF RMR INC.,

•	OUR EXPECTATION THAT WE BENEFIT FROM OUR OWNERSHIP OF AIC, AND FROM OUR PARTICIPATION IN INSURANCE PROGRAMS ARRANGED BY AIC,

•	OUR QUALIFICATION FOR TAXATION AS A REIT,

•	THE CREDIT QUALITIES OF OUR TENANTS, AND

•	OTHER MATTERS.
OUR ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE CONTAINED IN OR IMPLIED BY OUR FORWARD LOOKING STATEMENTS AS A RESULT OF VARIOUS FACTORS. FACTORS THAT COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR FORWARD LOOKING STATEMENTS AND UPON OUR BUSINESS, RESULTS OF OPERATIONS, FINANCIAL CONDITION, FFO ATTRIBUTED TO SIR, NORMALIZED FFO ATTRIBUTED TO SIR, NOI, CASH FLOWS, LIQUIDITY AND PROSPECTS INCLUDE, BUT ARE NOT LIMITED TO:

•	THE IMPACT OF CHANGES IN THE ECONOMY AND THE CAPITAL MARKETS ON US AND OUR TENANTS,

•	COMPETITION WITHIN THE REAL ESTATE INDUSTRY, PARTICULARLY IN THOSE MARKETS IN WHICH OUR PROPERTIES ARE LOCATED,

•	COMPLIANCE WITH, AND CHANGES TO, FEDERAL, STATE AND LOCAL LAWS AND REGULATIONS, ACCOUNTING RULES, TAX LAWS AND SIMILAR MATTERS,

•	LIMITATIONS IMPOSED ON OUR BUSINESS AND OUR ABILITY TO SATISFY COMPLEX RULES IN ORDER FOR US TO QUALIFY FOR TAXATION AS A REIT FOR U.S. FEDERAL INCOME TAX PURPOSES,

•	ACTUAL AND POTENTIAL CONFLICTS OF INTEREST WITH OUR RELATED PARTIES, INCLUDING OUR MANAGING TRUSTEES, RMR LLC, RMR INC., GOV, AIC, AND OTHERS AFFILIATED WITH THEM, AND

•	ACTS OF TERRORISM, OUTBREAKS OF SO CALLED PANDEMICS OR OTHER MANMADE OR NATURAL DISASTERS BEYOND OUR CONTROL.
FOR EXAMPLE:

•
OUR ABILITY TO MAKE FUTURE DISTRIBUTIONS TO OUR SHAREHOLDERS AND TO MAKE PAYMENTS OF PRINCIPAL AND INTEREST ON OUR INDEBTEDNESS DEPENDS UPON A NUMBER OF FACTORS, INCLUDING OUR FUTURE EARNINGS, THE CAPITAL COSTS WE INCUR TO LEASE OUR PROPERTIES AND OUR WORKING CAPITAL REQUIREMENTS. WE MAY BE UNABLE TO PAY OUR DEBT OBLIGATIONS OR TO MAINTAIN OUR CURRENT RATE OF DISTRIBUTIONS ON OUR COMMON SHARES AND FUTURE DISTRIBUTIONS MAY BE REDUCED OR ELIMINATED,

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

•
A SIGNIFICANT NUMBER OF OUR HAWAII PROPERTIES ARE LANDS LEASED FOR RENTS THAT ARE PERIODICALLY RESET BASED ON THEN CURRENT FAIR MARKET VALUES. REVENUES FROM OUR PROPERTIES IN HAWAII HAVE GENERALLY INCREASED DURING OUR OWNERSHIP AS THE LEASES FOR THOSE PROPERTIES HAVE BEEN RESET OR RENEWED. ALTHOUGH WE EXPECT THAT RENTS FOR OUR HAWAII PROPERTIES WILL INCREASE IN THE FUTURE, WE CANNOT BE SURE THEY WILL. FUTURE RENTS FROM THESE PROPERTIES COULD DECREASE OR NOT INCREASE TO THE EXTENT THEY HAVE IN THE PAST,

•
WE MAY NOT SUCCEED IN FURTHER DIVERSIFYING OUR REVENUE SOURCES, AND ANY DIVERSIFICATION WE MAY ACHIEVE MAY NOT MITIGATE OUR PORTFOLIO RISKS OR IMPROVE THE SECURITY OF OUR REVENUES OR OUR OPERATING PERFORMANCE,

•
WE ARE CURRENTLY DEVELOPING A 35,000 SQUARE FOOT EXPANSION OF A BUILDING ON A PROPERTY WE OWN IN OKLAHOMA. WE EXPECT TO SPEND APPROXIMATELY $5.2 MILLION TO COMPLETE THIS EXPANSION. IN ADDITION, AS OF MARCH 31, 2017, WE HAVE ESTIMATED UNSPENT LEASING RELATED OBLIGATIONS OF $22.5 MILLION WHICH EXCLUDES THE ESTIMATED EXPANSION COSTS NOTED IN THE PRECEDING SENTENCE. IT IS DIFFICULT TO ACCURATELY ESTIMATE DEVELOPMENT COSTS. THIS DEVELOPMENT PROJECT AND OUR UNSPENT LEASING RELATED OBLIGATIONS MAY COST MORE OR LESS AND MAY TAKE LONGER TO COMPLETE THAN WE CURRENTLY EXPECT, AND WE MAY INCUR INCREASING AMOUNTS FOR THESE AND SIMILAR PURPOSES IN THE FUTURE,

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

•
A TENANT OF TWO OF OUR PROPERTIES HAS FILED FOR BANKRUPTCY AND REJECTED ITS TWO LEASES WITH US. ALTHOUGH WE HOLD A SECURITY DEPOSIT OF $3.7 MILLION FROM THIS TENANT, OUR ABILITY TO APPLY THAT SECURITY DEPOSIT MAY BE SUBJECT TO BANKRUPTCY COURT APPROVAL. IN ADDITION, WE WOULD NOT RECEIVE ANY ADDITIONAL CASH PAYMENT WHEN WE APPLY THE SECURITY DEPOSIT. ALTHOUGH THE SUBTENANT AT ONE OF THE TWO PROPERTIES CONTINUES TO PAY RENT TO US IN AN AMOUNT EQUAL TO THE RENT UNDER THE FORMER TENANT'S LEASE, THE SUBTENANT HAS CERTAIN RIGHTS TO TERMINATE ITS SUBLEASE, INCLUDING UPON ONE YEAR'S ADVANCE NOTICE. WE ARE IN DISCUSSIONS WITH THIS SUBTENANT TO CONVERT ITS SUBLEASE TO A DIRECT LEASE WITH US. WE CAN PROVIDE NO ASSURANCE THAT WE WILL BE SUCCESSFUL IN REACHING AGREEMENT WITH THIS SUBTENANT OR THAT THE TERMS OF ANY AGREEMENT WITH THE SUBTENANT WILL BE SIMILAR TO THE TERMS OF THE REJECTED LEASE WITH THE BANKRUPT FORMER TENANT, INCLUDING THE AMOUNT OF RENT UNDER ANY SUCH AGREEMENT,

•
CONTINUED AVAILABILITY OF BORROWINGS UNDER OUR REVOLVING CREDIT FACILITY IS SUBJECT TO OUR SATISFYING CERTAIN FINANCIAL COVENANTS AND OTHER CUSTOMARY CREDIT FACILITY CONDITIONS THAT WE MAY BE UNABLE TO SATISFY,

•	ACTUAL COSTS UNDER OUR REVOLVING CREDIT FACILITY OR OTHER FLOATING RATE CREDIT FACILITIES WILL BE HIGHER THAN LIBOR PLUS A PREMIUM BECAUSE OF FEES AND EXPENSES ASSOCIATED WITH SUCH FACILITIES,

•	WE MAY BE UNABLE TO REPAY OUR DEBT OBLIGATIONS WHEN THEY BECOME DUE,

•
THE MAXIMUM BORROWING AVAILABILITY UNDER OUR REVOLVING CREDIT FACILITY AND TERM LOAN MAY BE INCREASED TO UP TO $2.2 BILLION ON A COMBINED BASIS IN CERTAIN CIRCUMSTANCES; HOWEVER, INCREASING THE MAXIMUM BORROWING AVAILABILITY UNDER OUR REVOLVING CREDIT FACILITY AND TERM LOAN IS SUBJECT TO OUR OBTAINING ADDITIONAL COMMITMENTS FROM LENDERS, WHICH MAY NOT OCCUR,

•	WE HAVE THE OPTION TO EXTEND THE MATURITY DATE OF OUR REVOLVING CREDIT FACILITY UPON PAYMENT OF A FEE AND MEETING OTHER CONDITIONS; HOWEVER, THE APPLICABLE CONDITIONS MAY NOT BE MET,

•
WE RECEIVED AN ASSESSMENT FROM THE STATE OF WASHINGTON FOR REAL ESTATE EXCISE TAX, INTEREST AND PENALTIES OF $2.8 MILLION ON CERTAIN PROPERTIES WE ACQUIRED IN CONNECTION WITH OUR ACQUISITION OF COLE CORPORATE INCOME TRUST, INC. IN JANUARY 2015. ALTHOUGH WE BELIEVE WE ARE NOT LIABLE FOR THIS TAX AND ARE DISPUTING THIS ASSESSMENT, WE MAY NOT SUCCEED IN HAVING ALL OR ANY PART OF THIS ASSESSMENT NULLIFIED,

•
THE BUSINESS AND PROPERTY MANAGEMENT AGREEMENTS BETWEEN US AND RMR LLC HAVE CONTINUING 20 YEAR TERMS. HOWEVER, THOSE AGREEMENTS PERMIT EARLY TERMINATION IN CERTAIN CIRCUMSTANCES. ACCORDINGLY, WE CANNOT BE SURE THAT THESE AGREEMENTS WILL REMAIN IN EFFECT FOR CONTINUING 20 YEAR TERMS OR FOR SHORTER TERMS,

•
WE BELIEVE THAT OUR RELATIONSHIPS WITH OUR RELATED PARTIES, INCLUDING RMR LLC, RMR INC., GOV, AIC, AND OTHERS AFFILIATED WITH THEM MAY BENEFIT US AND PROVIDE US WITH COMPETITIVE ADVANTAGES IN OPERATING AND GROWING OUR BUSINESS. HOWEVER, THE ADVANTAGES WE BELIEVE WE MAY REALIZE FROM THESE RELATIONSHIPS MAY NOT MATERIALIZE, AND

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
THE INFORMATION CONTAINED ELSEWHERE IN THIS QUARTERLY REPORT ON FORM 10-Q AND IN OUR ANNUAL REPORT OR IN OUR OTHER FILINGS WITH THE SEC, INCLUDING UNDER THE CAPTION “RISK FACTORS”, OR INCORPORATED HEREIN OR THEREIN, IDENTIFIES OTHER IMPORTANT FACTORS THAT COULD CAUSE DIFFERENCES FROM OUR FORWARD LOOKING STATEMENTS. OUR FILINGS WITH THE SEC ARE AVAILABLE ON THE SEC’S WEBSITE AT WWW.SEC.GOV.
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

4.4
Registration Rights and Lock-Up Agreement, dated June 5, 2015, among the Company, ABP Trust (f/k/a Reit Management & Research Trust), Barry M. Portnoy and Adam D. Portnoy. (Incorporated by reference to the Company’s Current Report on Form 8-K dated June 5, 2015.)

12.1	Computation of Ratio of Earnings to Fixed Charges. (Filed herewith.)

31.1	Rule 13a-14(a) Certification. (Filed herewith.)

31.2	Rule 13a-14(a) Certification. (Filed herewith.)

31.3	Rule 13a-14(a) Certification. (Filed herewith.)

31.4	Rule 13a-14(a) Certification. (Filed herewith.)

32.1	Section 1350 Certification. (Furnished herewith.)

101.1
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Statements of Cash Flows and (iv) related notes to these financial statements, tagged as blocks of text and in detail. (Filed herewith.)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SELECT INCOME REIT

By:	/s/ David M. Blackman
David M. Blackman
President and Chief Operating Officer
Dated: April 25, 2017

By:	/s/ John C. Popeo
John C. Popeo
Chief Financial Officer and Treasurer
(principal financial and accounting officer)
Dated: April 25, 2017