Form 10-Q
period 2017-06-30
SELECT INCOME REIT
filed 2017-07-25
CIK 1537667

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

Number of registrant’s common shares of beneficial interest, $.01 par value per share, outstanding as of July 24, 2017: 89,442,647

SELECT INCOME REIT

FORM 10-Q

June 30, 2017

References in this Quarterly Report on Form 10-Q to the Company, SIR, we, us or our include Select Income REIT and its consolidated subsidiaries unless otherwise expressly stated or the context indicates otherwise.

PART I Financial Information

Item 1.  Financial Statements

SELECT INCOME REIT

CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except per share data)
(unaudited)

	June 30,	December 31,
	2017	2016
ASSETS
Real estate properties:
Land	$1,035,579	$1,038,686
Buildings and improvements	3,132,584	3,103,734
	4,168,163	4,142,420
Accumulated depreciation	(275,434)	(242,628)
	3,892,729	3,899,792
Properties held for sale	23,089	—
Acquired real estate leases, net	496,792	506,298
Cash and cash equivalents	21,683	22,127
Restricted cash	69	44
Rents receivable, including straight line rents of $111,821 and $117,008, respectively, net of allowance for doubtful accounts of $895 and $873, respectively	114,430	124,089
Deferred leasing costs, net	11,380	10,051
Other assets, net	113,418	77,281
Total assets	$4,673,590	$4,639,682

LIABILITIES AND SHAREHOLDERS' EQUITY
Unsecured revolving credit facility	$67,000	$327,000
Unsecured term loan, net	348,622	348,373
Senior unsecured notes, net	1,774,769	1,430,300
Mortgage notes payable, net	245,235	245,643
Accounts payable and other liabilities	95,353	101,605
Assumed real estate lease obligations, net	73,200	77,622
Rents collected in advance	16,436	18,815
Security deposits	8,332	11,887
Due to related persons	13,389	4,475
Total liabilities	2,642,336	2,565,720

Commitments and contingencies

Shareholders' equity:
Common shares of beneficial interest, $.01 par value: 125,000,000 shares authorized; 89,442,647 and 89,427,869 shares issued and outstanding, respectively	894	894
Additional paid in capital	2,180,054	2,179,669
Cumulative net income	474,696	441,307
Cumulative other comprehensive income	35,206	20,472
Cumulative common distributions	(659,596)	(568,380)
Total shareholders' equity	2,031,254	2,073,962
Total liabilities and shareholders' equity	$4,673,590	$4,639,682

See accompanying notes

SELECT INCOME REIT

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(amounts in thousands, except per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016

REVENUES:
Rental income	$97,041	$96,615	$194,385	$194,475
Tenant reimbursements and other income	18,829	18,289	37,779	37,661
Total revenues	115,870	114,904	232,164	232,136

EXPENSES:
Real estate taxes	10,836	10,522	21,679	20,810
Other operating expenses	13,523	12,635	26,390	25,593
Depreciation and amortization	34,317	33,405	68,057	66,874
Acquisition related costs	—	—	—	58
General and administrative	8,181	7,374	23,069	14,350
Write-off of straight line rents receivable, net	—	—	12,517	—
Loss on asset impairment	—	—	4,047	—
Loss on impairment of real estate assets	229	—	229	—
Total expenses	67,086	63,936	155,988	127,685

Operating income	48,784	50,968	76,176	104,451

Dividend income	396	475	793	475
Interest expense (including net amortization of debt issuance costs, premiums and discounts of $1,568, $1,376, $2,972 and $2,750, respectively)	(22,808)	(20,584)	(43,895)	(41,193)
Income before income tax expense and equity in earnings of an investee	26,372	30,859	33,074	63,733
Income tax expense	(85)	(124)	(187)	(263)
Equity in earnings of an investee	374	17	502	94
Net income	26,661	30,752	33,389	63,564
Net income allocated to noncontrolling interest	—	—	—	(33)
Net income attributed to SIR	26,661	30,752	33,389	63,531

Other comprehensive income (loss):
Unrealized gain (loss) on investment in available for sale securities	(1,348)	9,457	14,520	26,278
Unrealized gain (loss) on interest rate swap	(97)	(308)	34	(1,210)
Equity in unrealized gain of an investee	58	43	180	95
Other comprehensive income (loss)	(1,387)	9,192	14,734	25,163
Comprehensive income	25,274	39,944	48,123	88,727
Comprehensive income allocated to noncontrolling interest	—	—	—	(33)
Comprehensive income attributed to SIR	$25,274	$39,944	$48,123	$88,694

Weighted average common shares outstanding - basic	89,338	89,292	89,334	89,289
Weighted average common shares outstanding - diluted	89,362	89,315	89,356	89,306

Net income attributed to SIR per common share - basic and diluted	$0.30	$0.34	$0.37	$0.71

See accompanying notes

SELECT INCOME REIT

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(unaudited)

	Six Months Ended June 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$33,389	$63,564
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	39,927	38,931
Net amortization of debt issuance costs, premiums and discounts	2,972	2,750
Amortization of acquired real estate leases and assumed real estate lease obligations	26,520	26,510
Amortization of deferred leasing costs	792	676
Write-off of straight line rents and provision for losses on rents receivable	12,564	150
Straight line rental income	(10,780)	(12,571)
Impairment losses	4,276	—
Other non-cash expenses, net	(359)	(236)
Equity in earnings of an investee	(502)	(94)
Change in assets and liabilities:
Restricted cash	(25)	1,127
Rents receivable	4,136	1,443
Deferred leasing costs	(2,005)	(3,408)
Other assets	(270)	1,233
Accounts payable and other liabilities	(2,873)	(3,973)
Rents collected in advance	(2,379)	(1,976)
Security deposits	184	(21)
Due to related persons	8,914	564
Net cash provided by operating activities	114,481	114,669

CASH FLOWS FROM INVESTING ACTIVITIES:
Real estate acquisitions and deposits	(80,205)	(1,000)
Real estate improvements	(8,177)	(4,255)
Net cash used in investing activities	(88,382)	(5,255)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of senior unsecured notes, after discounts	345,394	—
Proceeds from borrowings	145,000	65,000
Payments of borrowings	(422,534)	(88,127)
Payment of debt issuance costs	(3,187)	—
Distributions to common shareholders	(91,216)	(89,374)
Purchase of noncontrolling interest	—	(3,908)
Distributions to noncontrolling interest	—	(66)
Net cash used in financing activities	(26,543)	(116,475)

Decrease in cash and cash equivalents	(444)	(7,061)
Cash and cash equivalents at beginning of period	22,127	17,876
Cash and cash equivalents at end of period	$21,683	$10,815

SUPPLEMENTAL DISCLOSURES:
Interest paid	$39,359	$38,408
Income taxes paid	$373	$391

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue From Contracts With Customers, which outlines a comprehensive model for entities to use in accounting for revenue arising from contracts with customers. ASU No. 2014-09 states that “an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.” While ASU No. 2014-09 specifically references contracts with customers, it may apply to certain other transactions such as the sale of real estate or equipment. In August 2015, the FASB provided for a one-year deferral of the effective date for ASU No. 2014-09, which is now effective for us beginning January 1, 2018. A substantial portion of our revenue consists of rental income from leasing arrangements, which is specifically excluded from ASU No. 2014-09. We are continuing to evaluate ASU No. 2014-09 (and related clarifying guidance issued by the FASB); however, we do not expect its adoption to have a significant impact on the amount or timing of our revenue recognition in our condensed consolidated financial statements. We currently expect to adopt the standard using the modified retrospective approach.

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

In November 2016, the FASB issued ASU No. 2016-18, Restricted Cash, which clarifies how companies should present restricted cash and restricted cash equivalents. Companies will show the changes in the total of cash, cash equivalents, restricted cash and restricted cash equivalents in the statement of cash flows. The new standard requires a reconciliation of the totals in the statement of cash flows to the related captions in the balance sheets. ASU No. 2016-18 is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Upon the adoption of ASU No. 2016-18, we will reconcile both cash and cash equivalents and restricted cash and restricted cash equivalents, whereas under the current guidance we explain the changes during the period for cash and cash equivalents only.

In May 2017, the FASB issued ASU No. 2017-09, Scope of Modification Accounting, which clarifies which changes to the terms or conditions of a share based payment award are subject to the guidance on modification accounting under FASB Accounting Standards Codification Topic 718. Entities would apply the modification accounting guidance unless the value, vesting requirements and classification of a share based payment award are the same immediately before and after a change to the terms or conditions of the award. ASU No. 2017-09 is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. We are continuing to evaluate ASU No. 2017-09; however, we do not expect its adoption to have a material impact in our condensed consolidated financial statements.

Note 3. Real Estate Properties

As of June 30, 2017, we owned properties (364 buildings, leasable land parcels and easements) with approximately 45,186,000 rentable square feet, including 229 buildings, leasable land parcels and easements with approximately 17,778,000 rentable square feet that we own in Hawaii.

Acquisitions:

On January 13, 2017, we acquired a land parcel adjacent to one of our properties located in McAlester, OK for $281, including $55 of acquisition related costs. We are currently developing a 35,000 square foot expansion of the building we own for an existing tenant on this acquired adjacent land.

During the six months ended June 30, 2017, we also acquired two properties (two buildings) with a combined 372,812 rentable square feet for an aggregate purchase price of $75,924, including acquisition related costs of $516. These acquisitions were accounted for as acquisitions of assets. We allocated the purchase prices of these acquisitions based on the estimated fair values of the acquired assets as follows:

		Number of	Rentable				Acquired
		Properties/	Square	Purchase		Building and	Real Estate
Date	Location	Buildings	Feet	Price	Land	Improvements	Leases
April 2017	Norfolk, VA	1 / 1	288,662	$55,465	$4,497	$32,464	$18,504
May 2017	Houston, TX	1 / 1	84,150	20,459	887	12,594	6,978
		2 / 2	372,812	$75,924	$5,384	$45,058	$25,482

On July 19, 2017, we acquired a single tenant, net leased office property (two buildings) located in Indianapolis, IN with approximately 275,000 rentable square feet for a purchase price of $41,050, excluding acquisition related costs.

Dispositions:

On April 26, 2017, we entered an agreement to sell one mainland office property (one building) located in Maynard, MA with 287,037 rentable square feet for $18,000, excluding closing costs. This sale is expected to occur by year end, but is subject to conditions; accordingly, we cannot be sure that we will sell this property or that the sale will not be delayed or that the terms will not change. In June 2017, we also began marketing for sale a land parcel in Kapolei, HI with 417,610 rentable square feet. As of June 30, 2017, both of these real estate properties totaling $23,089 were classified as held for sale in our condensed consolidated balance sheets and included in continuing operations in our condensed consolidated statements of comprehensive income.

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

For the three months ended June 30, 2017 and 2016, approximately 20.1% and 19.6%, respectively, and for the six months ended June 30, 2017 and 2016, approximately 20.2% and 19.7%, respectively, of total revenues were from 229 buildings, leasable land parcels and easements with a combined approximately 17,778,000 rentable square feet that we own on Oahu, HI.

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

We record all derivatives on our balance sheet at fair value. The following table summarizes the terms of our outstanding interest rate swap agreement, which we designate as a cash flow hedge:

Fair Value
		Notional				of Liability
		Amount as of	Interest	Effective	Maturity	as of
	Balance Sheet Location	June 30, 2017	Rate (1)	Date	Date	June 30, 2017
Interest rate swap	Accounts payable and other liabilities	$41,000	4.16%	1/29/2015	8/3/2020	$614

(1)	The interest rate consists of the underlying index swapped to a fixed rate rather than floating rate LIBOR, plus a premium.

The table below presents the effects of our interest rate derivative on our condensed consolidated statements of comprehensive income for the three and six months ended June 30, 2017 and 2016:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Amount of loss recognized in cumulative other comprehensive income (effective portion)	$(148)	$(405)	$(87)	$(1,401)
Amount of gain reclassified from cumulative other comprehensive income into interest expense (effective portion)	$51	$97	$121	$191

We may enter into additional interest rate swaps or hedge agreements to manage some of our interest rate risk associated with other floating rate borrowings.

Note 6. Indebtedness

Our principal debt obligations at June 30, 2017 were: (1) our $67,000 of outstanding borrowings under our $750,000 unsecured revolving credit facility; (2) our $350,000 unsecured term loan; (3) an aggregate outstanding principal amount of $1,800,000 of public issuances of senior unsecured notes; and (4) an aggregate outstanding principal amount of $244,800 of mortgage notes.

Our $750,000 revolving credit facility and our $350,000 term loan are governed by a credit agreement with a syndicate of institutional lenders. This credit agreement includes a feature under which the maximum aggregate borrowing availability under our revolving credit facility and term loan may be increased to up to $2,200,000 on a combined basis under certain circumstances.

Our $750,000 revolving credit facility has a maturity date of March 29, 2019, interest payable on borrowings of LIBOR plus 105 basis points and a facility fee of 20 basis points per annum, based on the total amount of lending commitments. Both the interest rate premium and the facility fee for our revolving credit facility are subject to adjustment based on changes to our credit ratings. Upon the payment of an extension fee and meeting other conditions, we have the option to extend the maturity date of our revolving credit facility to March 29, 2020. As of June 30, 2017 and December 31, 2016, the interest rate payable on borrowings under our revolving credit facility was 2.24% and 1.76%, respectively. The weighted average interest rate for borrowings under our revolving credit facility was 2.01% and 1.45% for the three months ended June 30, 2017 and 2016, respectively, and 1.89% and 1.45% for the six months ended June 30, 2017 and 2016, respectively. We can borrow, repay and reborrow funds available under our revolving credit facility until maturity, and no principal repayment is due until maturity. As of June 30, 2017 and July 24, 2017, we had $67,000 and $82,000, respectively, outstanding under our revolving credit facility, and $683,000 and $668,000, respectively, available to borrow under our revolving credit facility.

Our $350,000 term loan has a maturity date of March 31, 2020 and interest payable on the amount outstanding of LIBOR plus 115 basis points. The interest rate premium for our term loan is subject to adjustment based on changes to our credit ratings. As of June 30, 2017 and December 31, 2016, the interest rate payable for the amount outstanding under our term loan was 2.20% and 1.77%, respectively. The weighted average interest rate for the amount outstanding under our term loan was 2.16% and 1.59% for the three months ended June 30, 2017 and 2016, respectively, and 2.05% and 1.58% for the six months ended June 30, 2017 and 2016, respectively.

On May 15, 2017, we issued $350,000 aggregate principal amount of 4.250% senior unsecured notes due 2024 in an underwritten public offering. Net proceeds from this offering were $342,207 after discounts and expenses.

Our credit agreement and our senior unsecured notes indenture and its supplements provide for acceleration of payment of all amounts due thereunder upon the occurrence and continuation of certain events of default, such as, in the case of our credit agreement, a change of control of us, which includes The RMR Group LLC, or RMR LLC, ceasing to act as our business and property manager. Our senior unsecured notes indenture and its supplements and our credit agreement also contain a number of covenants, including covenants that restrict our ability to incur debts or to make distributions under certain circumstances, and generally require us to maintain certain financial ratios. We believe we were in compliance with the terms and conditions of the respective covenants under our senior unsecured notes indenture and its supplements and our credit agreement at June 30, 2017.

At June 30, 2017, 11 of our buildings with a net book value of $389,622 were encumbered by mortgages we assumed in connection with our acquisition of those buildings. The aggregate principal amount outstanding under these mortgage notes as of June 30, 2017 was $244,800. These mortgage notes are non-recourse, subject to certain limited exceptions, and do not contain any material financial covenants.

On July 3, 2017, we repaid at par, a $17,361 5.95% mortgage note which was secured by two buildings with a net book value of $19,184 located in Carlsbad, CA. This mortgage note was scheduled to mature on September 1, 2017.

Note 7. Fair Value of Assets and Liabilities

The table below presents certain of our assets and liabilities measured at fair value at June 30, 2017, categorized by the level of inputs, as defined in the fair value hierarchy under GAAP, used in the valuation of each asset and liability:

		Fair Value at Reporting Date Using
		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
		Identical Assets	Observable Inputs	Inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)
Recurring Fair Value Measurements:
Assets:
Investment in RMR Inc. (1)	$77,200	$77,200	$—	$—

Liabilities:
Interest rate swap (2)	$(614)	$—	$(614)	$—

Non-Recurring Fair Value Measurements:
Assets:
Properties held for sale (3)	$17,260	$—	$—	$17,260

(1)
Our 1,586,836 shares of class A common stock of The RMR Group Inc., or RMR Inc., which are included in other assets in our condensed consolidated balance sheets, are reported at fair value which is based on quoted market prices (Level 1 inputs). Our historical cost basis for these shares is $42,686. The unrealized gain of $34,514 for these shares as of June 30, 2017 is included in cumulative other comprehensive income in our condensed consolidated balance sheet.

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

(3)
As of June 30, 2017, we recorded a loss on impairment of real estate assets of $229 to reduce the carrying value of one vacant property located in Maynard, MA from $17,489 to its estimated fair value less costs to sell of $17,260. We estimated the fair value of this property based upon a negotiated sale agreement less estimated sale costs.

In addition to the assets and liability described in the table above, our financial instruments include cash and cash equivalents, restricted cash, rents receivable, a revolving credit facility, a term loan, senior unsecured notes, mortgage notes payable, accounts payable, rents collected in advance, security deposits and amounts due to related persons. At June 30, 2017 and December 31, 2016, the fair value of our financial instruments approximated their carrying values in our condensed consolidated financial statements, due to their short term nature or variable interest rates, except as follows:

	At June 30, 2017		At December 31, 2016
	Carrying	Estimated	Carrying	Estimated
	Value (1)	Fair Value	Value (1)	Fair Value
Senior unsecured notes, due 2018 at 2.85%	$349,277	$351,474	$348,667	$352,074
Senior unsecured notes, due 2020 at 3.60%	$396,578	$405,344	$395,955	$400,656
Senior unsecured notes, due 2022 at 4.15%	$295,718	$303,132	$295,301	$297,186
Senior unsecured notes, due 2024 at 4.250%	$342,326	$347,870	$—	$—
Senior unsecured notes, due 2025 at 4.50%	$390,870	$401,616	$390,377	$387,030
Mortgage notes payable	$245,235	$245,812	$245,643	$243,845

(1)	Includes unamortized debt issuance costs, premiums and discounts.

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

Note 8. Shareholders’ Equity

Share Awards:

On May 23, 2017, we granted 3,000 of our common shares, valued at $24.13 per share, the closing price of our common shares on The NASDAQ Stock Market LLC, or Nasdaq, on that day, to each of our five Trustees as part of their annual compensation.

Share Purchases:

On June 30, 2017, we purchased 222 of our common shares, valued at $24.03 per share, the closing price of our common shares on Nasdaq on that day, from a former employee of RMR LLC in satisfaction of that person's tax withholding and payment obligations in connection with the vesting of awards of common shares.

Distributions:

On February 21, 2017, we paid a regular quarterly distribution of $0.51 per common share, or $45,608, to shareholders of record on January 23, 2017. On May 18, 2017, we paid a regular quarterly distribution of $0.51 per common share, or $45,608, to shareholders of record on April 21, 2017. On July 12, 2017, we declared a regular quarterly distribution of $0.51 per common share, or approximately $45,600, to shareholders of record on July 24, 2017. We expect to pay this distribution on or about August 17, 2017.

Note 9. Cumulative Other Comprehensive Income

The following table presents changes in the amounts we recognized in cumulative other comprehensive income by component for the three and six months ended June 30, 2017:

	Three Months Ended June 30, 2017
	Unrealized Gain (Loss)	Unrealized	Equity in
	on Investment	Gain (Loss)	Unrealized Gain
	in Available for	on Derivative	(Loss) of an
	Sale Securities	Instruments (1)	an Investee (2)	Total
Balance at March 31, 2017	$35,862	$500	$231	$36,593

Other comprehensive income (loss) before reclassifications	(1,348)	(148)	73	(1,423)
Amounts reclassified from cumulative other comprehensive income to net income	—	51	(15)	36
Net current period other comprehensive income (loss)	(1,348)	(97)	58	(1,387)
Balance at June 30, 2017	$34,514	$403	$289	$35,206

(1)	Amounts reclassified from cumulative other comprehensive income are included in interest expense in our condensed consolidated statements of comprehensive income.

(2)	Amounts reclassified from cumulative other comprehensive income are included in equity in earnings of an investee in our condensed consolidated statements of comprehensive income.

	Six Months Ended June 30, 2017
	Unrealized Gain	Unrealized	Equity in
	on Investment	Gain (Loss)	Unrealized Gain
	in Available for	on Derivative	(Loss) of an
	Sale Securities	Instruments (1)	Investee (2)	Total
Balance at December 31, 2016	$19,994	$369	$109	$20,472

Other comprehensive income (loss) before reclassifications	14,520	(87)	197	14,630
Amounts reclassified from cumulative other comprehensive income to net income	—	121	(17)	104
Net current period other comprehensive income	14,520	34	180	14,734
Balance at June 30, 2017	$34,514	$403	$289	$35,206

(1)	Amounts reclassified from cumulative other comprehensive income are included in interest expense in our condensed consolidated statements of comprehensive income.

(2)	Amounts reclassified from cumulative other comprehensive income are included in equity in earnings of an investee in our condensed consolidated statements of comprehensive income.

Note 10. Weighted Average Common Shares

The following table provides a reconciliation of the weighted average number of common shares used in the calculation of basic and diluted earnings per share (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Weighted average common shares for basic earnings per share	89,338	89,292	89,334	89,289
Effect of dilutive securities: unvested share awards	24	23	22	17
Weighted average common shares for diluted earnings per share	89,362	89,315	89,356	89,306

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

Pursuant to our business management agreement with RMR LLC, we recognized net business management fees of $6,496 and $5,441 for the three months ended June 30, 2017 and 2016, respectively, and $19,883 and $10,448 for the six months ended June 30, 2017 and 2016, respectively. The business management fees for the three and six months ended June 30, 2017 include estimated 2017 incentive fees of $920 and $8,766, respectively, based on our common share total return, as defined, as of June 30, 2017. Although we recognized estimated incentive fees in accordance with GAAP, the actual amount of incentive fees payable to RMR LLC for 2017, if any, will be based on our common share total return, as defined, for the three year period ending December 31, 2017, and will be payable in 2018. The net business management fees we recognized are included in general and administrative expenses in our condensed consolidated statements of comprehensive income.

Pursuant to our property management agreement with RMR LLC, we recognized aggregate net property management and construction supervision fees of $3,268 and $3,184 for the three months ended June 30, 2017 and 2016, respectively, and $6,426 and $6,298 for the six months ended June 30, 2017 and 2016, respectively. These amounts are included in other operating expenses or have been capitalized, as appropriate, in our condensed consolidated financial statements.

We are generally responsible for all of our operating expenses, including certain expenses incurred by RMR LLC on our behalf. Our property level operating expenses, including certain payroll and related costs incurred by RMR LLC, are generally incorporated into rents charged to our tenants. We reimbursed RMR LLC $1,961 and $1,699 for property management related expenses for the three months ended June 30, 2017 and 2016, respectively, and $3,943 and $3,320 for the six months ended June 30, 2017 and 2016, respectively, which amounts are included in other operating expenses in our condensed consolidated statements of comprehensive income. In addition, we are responsible for our share of RMR LLC’s costs for providing our internal audit function. The amounts recognized as expense for internal audit costs were $67 for both the three months ended June 30, 2017 and 2016, and $134 for both the six months ended June 30, 2017 and 2016. These amounts are included in general and administrative expenses in our condensed consolidated statements of comprehensive income for these periods.

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

Our Manager, RMR LLC. See Note 11 for further information regarding our management agreements with RMR LLC.

RMR Inc. RMR LLC is a subsidiary of RMR Inc. and RMR Inc. is the managing member of RMR LLC. The controlling shareholder of RMR Inc., ABP Trust, is owned by our Managing Trustees. As of June 30, 2017, we owned 1,586,836 shares of class A common stock of RMR Inc. See Note 7 for further information regarding our investment in RMR Inc.

GOV. GOV is our largest shareholder. As of June 30, 2017, GOV owned 24,918,421, or approximately 27.9%, of our outstanding common shares. Our Managing Trustees are also managing trustees of GOV and our President and Chief Operating Officer also serves as the president and chief operating officer of GOV. RMR LLC provides management services to GOV and us.

AIC. We, ABP Trust, GOV and four other companies to which RMR LLC provides management services currently own Affiliates Insurance Company, an Indiana insurance company, or AIC, in equal amounts. We and the other AIC shareholders participate in a combined property insurance program arranged and reinsured in part by AIC. We currently expect to pay aggregate annual premiums, including taxes and fees, of approximately $2,029 in connection with this insurance program for the policy year ending June 30, 2018, which amount may be adjusted from time to time as we acquire and dispose of properties that are included in this insurance program.

As of June 30, 2017 and December 31, 2016, our investment in AIC had a carrying value of $7,798 and $7,116, respectively. These amounts are included in other assets in our condensed consolidated balance sheets. We recognized income related to our investment in AIC, which amounts are presented as equity in earnings of an investee in our condensed consolidated statements of comprehensive income. Our other comprehensive income includes our proportionate part of unrealized gains (losses) on securities which are owned and held for sale by AIC.

For further information about these and certain other related person relationships and transactions, please refer to our Annual Report.

Note 13. Contingencies

We believe some of our properties may contain asbestos. We believe any asbestos on our properties is contained in accordance with applicable laws and regulations and we have no current plans to remove it. If we removed the asbestos or demolished the affected properties, certain environmental regulations govern the manner in which the asbestos must be handled and removed, and we could incur substantial costs complying with such regulations. Due to the uncertainty of the timing and amount of costs we may incur, we cannot reasonably estimate the fair value and we have not recognized a liability in our financial statements for these costs. Certain of our industrial lands in Hawaii may require environmental remediation, especially if the use of those lands is changed; however, we do not have any present plans to change the use of those lands or to undertake this environmental cleanup. In general, we do not have any insurance designated to limit any losses that we may incur as a result of known or unknown environmental conditions which are not caused by an insured event, such as, for example, fire or flood, although some of our tenants may maintain such insurance. However, as of both June 30, 2017 and December 31, 2016, accrued environmental remediation costs of $8,160 were included in accounts payable and other liabilities in our condensed consolidated balance sheets. These accrued environmental remediation costs relate to maintenance of our properties for current uses, and, because of the indeterminable timing of the remediation, these amounts have not been discounted to present value. Although we do not believe that there are environmental conditions at any of our properties that will have a material adverse effect on us, we cannot be sure that such conditions or costs are not present in our properties or that other costs we incur to remediate contamination will not have a material adverse effect on our business or financial condition. Charges for environmental remediation costs, if any, are included in other operating expenses in our condensed consolidated statements of comprehensive income.

In March 2017, one of our tenants filed for bankruptcy and rejected two leases with us; one for a property located in Huntsville, AL with approximately 1,400,000 rentable square feet and an original lease term until August 2032; and one for a property in Hanover, PA with approximately 502,000 rentable square feet and an original lease term until September 2028. The Huntsville, AL property is occupied by a subtenant that continues to pay rent to us in an amount equal to the rent under the former tenant’s lease. The sublease term runs concurrently with the former tenant’s original lease term, subject to certain termination rights by the subtenant. We expect that the lost rents plus carrying costs, such as real estate taxes, insurance, security and other operating costs, from a fully vacant Hanover, PA property may total approximately $3,800 per year. We are holding a security deposit of $3,739 from the tenant with respect to the Hanover, PA property, which we expect to retain and, therefore, have offset the amount of the security deposit against our damages incurred. During the three months ended March 31, 2017, we recorded a non-cash charge of $12,517 to write off straight line rents receivable (net of the $3,739 security deposit) related to the rejected leases with the former tenant at both properties plus an impairment charge of $4,047 related to the write-off of lease intangibles related to the property located in Hanover, PA.

On June 29, 2016, we received an assessment from the State of Washington for real estate excise tax, interest and penalties of $2,837 on certain properties we acquired in connection with our acquisition of Cole Corporate Income Trust, Inc. in January 2015. We believe we are not liable for this tax and are disputing the assessment. As of June 30, 2017, we have not recorded a loss related to this matter.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following information should be read in conjunction with our condensed consolidated financial statements and accompanying notes included in this Quarterly Report on Form 10-Q and with our Annual Report.

OVERVIEW

We are a real estate investment trust, or REIT, organized under Maryland law. As of June 30, 2017, we owned 364 buildings (including leasable land parcels and easements) located in 35 states that contain approximately 45.2 million rentable square feet and were approximately 95.9% leased (based on rentable square feet). For the six months ended June 30, 2017, approximately 79.8% of our total revenue was from 135 buildings located throughout the U.S. mainland, or our Mainland Properties. The remainder of our total revenue for the six months ended June 30, 2017, or 20.2%, was from 229 buildings, leasable land parcels and easements with approximately 17.8 million rentable square feet we own on the island of Oahu, HI, or our Hawaii Properties. As of June 30, 2017, our properties were leased to 313 different tenants, with a weighted average remaining lease term (based on annualized rental revenue) of approximately 9.7 years. We define the term annualized rental revenue as used in this section as the annualized contractual rents, as of June 30, 2017, from tenants pursuant to existing leases, including straight line rent adjustments but excluding lease value amortization. Annualized rental revenue also includes amortization of tenant concessions, including free rent and amounts reimbursed to tenants, and estimated recurring expense reimbursements from tenants pursuant to existing leases.

Property Operations

As of June 30, 2017, 95.9% of our rentable square feet was leased, compared to 96.8% of our rentable square feet as of June 30, 2016. Occupancy data for our buildings as of June 30, 2017 and 2016 is as follows (square feet in thousands):

	All Properties		Comparable Properties(1)
	As of June 30,		As of June 30,
	2017	2016	2017	2016
Total buildings, leasable land parcels and easements (2)	364	360	360	360
Total rentable square feet (3)	45,186	44,706	44,706	44,706
Percent leased (4)	95.9%	96.8%	95.9%	96.8%

(1)	Consists of 360 buildings, leasable land parcels and easements that we owned continuously since January 1, 2016.

(2)	Includes 229 buildings, leasable land parcels and easements with approximately 17,778 square feet which are primarily leasable industrial and commercial lands located in Hawaii.

(3)	Subject to modest adjustments when space is re-measured or re-configured for new tenants and when land leases are converted to building leases.

(4)
Percent leased includes (i) space being fitted out for occupancy pursuant to existing leases as of June 30, 2017, if any, and (ii) space which is leased but is not occupied or is being offered for sublease by tenants, if any.

The average annualized effective rental rates per square foot leased, as defined below, for our properties for the three and six months ended June 30, 2017 and 2016 are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Average annualized effective rental rates per square foot leased: (1)
All properties	$10.60	$10.56	10.66	10.65
Comparable properties (2)	$10.48	$10.56	10.59	10.65

(1)
Average annualized effective rental rates per square foot leased represent annualized total revenue during the period specified divided by the average rentable square feet leased during the period specified.

(2)
Comparable properties for the three months ended June 30, 2017 and 2016 consist of 360 buildings, leasable land parcels and easements that we owned continuously since April 1, 2016. Comparable properties for the six months ended June 30, 2017 and 2016 consist of 360 buildings, leasable land parcels and easements that we owned continuously since January 1, 2016.

During the three months ended June 30, 2017, we entered lease renewals and new leases for approximately 202,000 square feet at weighted average rental rates (by square feet) that were approximately 2.6% lower than prior rates for the same space. The weighted average lease term by square footage for new and renewal leases entered into during the three months ended June 30, 2017 was 31.1 years. Commitments for tenant improvements, leasing costs and concessions for leases entered into during the three months ended June 30, 2017 totaled approximately $2.5 million, or approximately $0.40 per square foot per year of the weighted average lease term. During the three months ended June 30, 2017, we also executed a rent reset at one of our Hawaii Properties for approximately 79,000 square feet of land at a rental rate that was approximately 48.9% higher than the prior rental rate.

     Revenues from our Hawaii Properties, which represented approximately 20.2% of our total revenue for the six months ended June 30, 2017, have generally increased under our ownership as rents under the leases for those properties have been reset or renewed. Because of the increased rents and the strong demand to lease our Hawaii Properties in the past and the expected economic conditions where our Hawaii Properties are located, we believe that the rents we may realize from our Hawaii Properties may increase in the future. We expect to realize increases in the future from similar rent resets or renewals, although the impact of such future increases through 2018 is expected to be modest because fewer leases are subject to rent resets than during the past few years.

As shown in the table below, approximately 0.8% of our total rented square feet and approximately 0.7% of our total annualized rental revenue as of June 30, 2017, are included in leases scheduled to expire by December 31, 2017. As of June 30, 2017, our lease expirations by year are as follows (square feet and dollars in thousands):

					Cumulative		Percent of
				Percent of	Percent of		Total	Cumulative
				Total	Total	Annualized	Annualized	Percent of Total
		Rented		Rented	Rented	Rental	Rental	Annualized
	Number of	Square Feet		Square Feet	Square Feet	Revenue	Revenue	Rental Revenue
Period/Year	Tenants	Expiring (1)		Expiring (1)	Expiring (1)	Expiring	Expiring	Expiring
7/1/2017 - 12/31/2017	6	339		0.8%	0.8%	$3,430	0.7%	0.7%
2018	26	1,038		2.4%	3.2%	12,038	2.6%	3.3%
2019	21	1,954		4.5%	7.7%	9,061	2.0%	5.3%
2020	18	937		2.2%	9.9%	7,623	1.6%	6.9%
2021	20	1,400		3.2%	13.1%	12,833	2.8%	9.7%
2022	71	3,839		8.9%	22.0%	49,468	10.7%	20.4%
2023	25	3,043		7.0%	29.0%	40,269	8.7%	29.1%
2024	23	7,001		16.2%	45.2%	69,021	14.9%	44.0%
2025	17	1,770		4.1%	49.3%	26,474	5.7%	49.7%
2026	8	1,701		3.9%	53.2%	26,403	5.7%	55.4%
Thereafter	108	20,318	(2)	46.8%	100.0%	205,843	44.6%	100.0%
Total	343	43,340		100.0%		$462,463	100.0%

Weighted average remaining lease term (in years):		10.2				9.7

(1)
Rented square feet is pursuant to existing leases as of June 30, 2017, and includes (i) space being fitted out for occupancy, if any, and (ii) space which is leased but is not occupied or is being offered for sublease by tenants, if any.

(2)	Rented square feet excludes a 35 square foot expansion to be constructed prior to the commencement of the lease.

A significant portion of our Hawaii Properties are lands leased for rents that are periodically reset based on then current fair market values, generally every five to ten years. The following chart shows the annualized rental revenue as of June 30, 2017 scheduled to reset at our Hawaii lands:

Scheduled Rent Resets at Hawaii Lands
(dollars in thousands)

Annualized
Rental Revenue
as of June 30, 2017
Scheduled to Reset
7/1/2017 - 12/31/2017	$868
2018	2,525
2019	10,811
2020 and thereafter	19,608
Total	$33,812

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

We generally will seek to renew or extend the terms of leases relating to our Mainland Properties when they expire. Because of the capital improvements many of the tenants in our Mainland Properties have invested in the properties they lease from us and because many of these properties appear to be of strategic importance to the tenants’ businesses, we believe that it is likely that these tenants will renew or extend their leases when they expire. If we are unable to extend or renew our leases, it may be time consuming and expensive to relet some of our properties.

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

In March 2017, one of our tenants filed for bankruptcy and rejected two leases with us; one for a property located in Huntsville, AL with approximately 1.4 million rentable square feet and an original lease term until August 2032; and one for a property in Hanover, PA with approximately 502,000 rentable square feet and an original lease term until September 2028. The Huntsville, AL property is occupied by a subtenant that continues to pay rent to us in an amount equal to the rent under the former tenant’s lease. The sublease term runs concurrently with the former tenant’s original lease term, subject to certain termination rights by the subtenant. We expect that the lost rents plus carrying costs, such as real estate taxes, insurance, security and other operating costs, from a fully vacant Hanover, PA property may total approximately $3.8 million per year. We are holding a security deposit of approximately $3.7 million from the tenant with respect to the Hanover, PA property, which we expect to retain and, therefore, have offset the amount of the security deposit against our damages incurred. During the three months ended March, 31, 2017, we recorded a non-cash charge of $12.5 million to write off straight line rents receivable (net of the $3.7 million security deposit) related to the rejected leases with the former tenant at both properties plus an impairment charge of $4.0 million related to the write-off of lease intangibles related to the property located in Hanover, PA.

We generally receive rents from our tenants monthly in advance. As of June 30, 2017, tenants representing 1% or more of our total annualized rental revenue were as follows (square feet in thousands):

						% of
			Rented		% of Total	Annualized Rental
Tenant		Property Type	Sq. Ft. (1)		Rented Sq. Ft. (1)	Revenue
1.	Shook, Hardy & Bacon L.L.P.	Mainland Office	596		1.4%	3.9%
2.	Tellabs, Inc.	Mainland Office	820		1.9%	3.6%
3.	Amazon.com, Inc.	Mainland Industrial	3,048		7.0%	3.5%
4.	Noble Energy, Inc.	Mainland Office	497		1.1%	3.2%
5.	Bank of America, National Association	Mainland Office	554		1.3%	3.1%
6.	Tesoro Corporation	Mainland Office	618		1.4%	3.0%
7.	F5 Networks, Inc.	Mainland Office	299		0.7%	2.9%
8.	WestRock Company	Mainland Office	311		0.7%	2.4%
9.	Orbital ATK, Inc.	Mainland Office	337		0.8%	2.2%
10.	Technicolor SA	Mainland Industrial	1,371		3.2%	2.1%
11.	Tyson Foods, Inc.	Mainland Office	248		0.6%	2.1%
12.	Novell, Inc.	Mainland Office	406		0.9%	1.7%
13.	FedEx Corporation	Mainland Office; Mainland Industrial	795	(2)	1.8%	1.7%
14.	PNC Bank, National Association	Mainland Office	441		1.0%	1.4%
15.	ServiceNow, Inc.	Mainland Office	149		0.3%	1.3%
16.	Allstate Insurance Company	Mainland Office	458		1.1%	1.3%
17.	Church & Dwight Co., Inc.	Mainland Office	250		0.6%	1.3%
18.	Compass Group USA, Inc.	Mainland Office	267		0.6%	1.3%
19.	Restoration Hardware, Inc.	Mainland Industrial	1,195		2.8%	1.3%
20.	Tailored Brands, Inc.	Mainland Office	206		0.5%	1.2%
21.	Automatic Data Processing, Inc.	Mainland Office	289		0.7%	1.2%
22.	Primerica Life Insurance Company	Mainland Office	344		0.8%	1.1%
23.	United Launch Alliance, LLC	Mainland Industrial	168		0.4%	1.1%
24.	American Tire Distributors, Inc.	Mainland Office	722		1.7%	1.1%
25.	The Southern Company	Mainland Office	448		1.0%	1.1%
26.	Red Hat, Inc.	Mainland Office	175		0.4%	1.0%
	Total		15,012		34.7%	51.1%

(1)
Rented square feet is pursuant to existing leases as of June 30, 2017, and includes (i) space being fitted out for occupancy, if any, and (ii) space which is leased but is not occupied or is being offered for sublease by tenants, if any.

(2)	Square feet excludes a 35 square foot expansion to be constructed prior to the commencement of the lease.

Investment Activities (dollars in thousands)

During the six months ended June 30, 2017, we acquired two properties (two buildings) with a combined 372,812 rentable square feet for an aggregate purchase price of $75,408, excluding acquisition related costs of $516. We also acquired a land parcel adjacent to one of our properties located in McAlester, OK for $226, excluding $55 of acquisition related costs. We are currently developing a 35,000 square foot expansion of the building we own for an existing tenant on this acquired adjacent land. On July 19, 2017, we acquired a single tenant, net leased office property (two buildings) located in Indianapolis, IN with approximately 275,000 rentable square feet for a purchase price of $41,050, excluding acquisition related costs.

On April 26, 2017, we entered an agreement to sell one mainland office property (one building) located in Maynard, MA with 287,037 rentable square feet for $18,000, excluding closing costs. This sale is expected to occur by year end, but is subject to conditions; accordingly, we cannot be sure that we will sell this property or that the sale will not be delayed or that the terms will not change. In June 2017, we also began marketing for sale a land parcel in Kapolei, HI with 417,610 rentable square feet.

Our strategy related to property acquisitions and dispositions is materially unchanged from that disclosed in our Annual Report. We currently intend to expand our investments by primarily acquiring single tenant, net leased properties throughout the mainland United States, and we expect to use the extensive nationwide resources of RMR LLC to locate and acquire such properties. One of our goals in acquiring properties will be to further diversify our sources of rents and thus improve the security of our revenues. Another goal will be to purchase properties that produce rents, less property operating expenses, that are greater than our capital costs for the properties and, accordingly, allow us to increase distributions to our shareholders over time. We expect that most of our acquisition efforts will focus on office and industrial properties; however, we may consider acquiring other types of properties, including properties which are net leased to single tenants for retail uses and special purpose properties specifically suited to particular tenants’ requirements. We also may acquire properties in Hawaii, but we currently expect this will not be a significant part of our future acquisitions because there are limited opportunities to acquire properties in Hawaii, especially to acquire lands which are leased to third party tenants. We may periodically identify properties that we own for sale based on future changes in market conditions, changes in property performance, our expectations regarding lease renewals, our plans with regard to particular properties or alternative opportunities we may wish to pursue. Our plans for particular properties and other strategic considerations may cause us to change our acquisition and disposition strategies, and we may do so at any time and without shareholder approval.

For more information regarding our investment activities, see Note 3 to the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Financing Activities

On May 15, 2017, we issued $350,000 aggregate principal amount of 4.250% senior unsecured notes due 2024 in an underwritten public offering. Net proceeds from this offering were $342,207 after discounts and expenses and were used to repay amounts outstanding under our revolving credit facility and for general business purposes.

On July 3, 2017, we repaid at par, a $17,361 5.95% mortgage note using cash on hand and borrowings under our revolving credit facility.

For more information regarding our financing activities, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Our Investment and Financing Liquidity and Resources” of this Quarterly Report on Form 10-Q.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2017, Compared to Three Months Ended June 30, 2016 (dollars and share amounts in thousands, except per share data)

	Comparable Properties Results (1)				Acquired Properties Results (2)			Consolidated Results
	Three Months Ended June 30,				Three Months Ended June 30,			Three Months Ended June 30,
			$	%			$			$	%
	2017	2016	Change	Change	2017	2016	Change	2017	2016	Change	Change
Revenues:
Rental income	$95,392	$96,615	$(1,223)	(1.3)%	$1,649	$—	$1,649	$97,041	$96,615	$426	0.4%
Tenant reimbursements and other income	18,210	18,289	(79)	(0.4)%	619	—	619	18,829	18,289	540	3.0%
Total revenues	113,602	114,904	(1,302)	(1.1)%	2,268	—	2,268	115,870	114,904	966	0.8%

Operating expenses:
Real estate taxes	10,661	10,522	139	1.3%	175	—	175	10,836	10,522	314	3.0%
Other operating expenses	13,169	12,635	534	4.2%	354	—	354	13,523	12,635	888	7.0%
Total operating expenses	23,830	23,157	673	2.9%	529	—	529	24,359	23,157	1,202	5.2%

Net operating income (3)	$89,772	$91,747	$(1,975)	(2.2)%	$1,739	$—	$1,739	91,511	91,747	(236)	(0.3)%

Other expenses:
Depreciation and amortization								34,317	33,405	912	2.7%
General and administrative								8,181	7,374	807	10.9%
Loss on impairment of real estate assets								229	—	229	100.0%
Total other expenses								42,727	40,779	1,948	4.8%
Operating income								48,784	50,968	(2,184)	(4.3)%
Dividend income								396	475	(79)	(16.6)%
Interest expense								(22,808)	(20,584)	(2,224)	10.8%
Income before income tax expense and equity in earnings of an investee								26,372	30,859	(4,487)	(14.5)%
Income tax expense								(85)	(124)	39	(31.5)%
Equity in earnings of an investee								374	17	357	2,100.0%
Net income								26,661	30,752	(4,091)	(13.3)%
Net income allocated to noncontrolling interest								—	—	—	—%
Net income attributed to SIR								$26,661	$30,752	$(4,091)	(13.3)%

Weighted average common shares outstanding - basic								89,338	89,292	46	0.05%
Weighted average common shares outstanding - diluted								89,362	89,315	47	0.05%

Net income attributed to SIR per common share - basic and diluted								$0.30	$0.34	$(0.04)	(11.8)%

Reconciliation of Net Income to Net Operating Income (3):
Net income								$26,661	$30,752
Equity in earnings of an investee								(374)	(17)
Income tax expense								85	124
Income before income tax expense and equity in earnings of an investee								26,372	30,859
Interest expense								22,808	20,584
Dividend income								(396)	(475)
Operating income								48,784	50,968

Loss on impairment of real estate assets								229	—
General and administrative								8,181	7,374
Depreciation and amortization								34,317	33,405
Net operating income								$91,511	$91,747

	2017	2016
Reconciliation of Net Income Attributed to SIR to Funds From Operations Attributed to SIR and Normalized Funds From Operations Attributed to SIR (4):
Net income attributed to SIR	$26,661	$30,752
Plus: depreciation and amortization	34,317	33,405
Plus: loss on impairment of real estate assets	229	—
FFO attributed to SIR	61,207	64,157
Plus: estimated business management incentive fees (5)	920	—
Normalized FFO attributed to SIR	$62,127	$64,157

FFO attributed to SIR per common share - basic	$0.69	$0.72
FFO attributed to SIR per common share - diluted	$0.68	$0.72
Normalized FFO attributed to SIR per common share - basic and diluted	$0.70	$0.72

(1)	Consists of 360 buildings, leasable land parcels and easements that we owned continuously since April 1, 2016.

(2)	Consists of four buildings that we acquired during the period from April 1, 2016 to June 30, 2017.

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

(4)
We calculate funds from operations, or FFO, attributed to SIR, and normalized funds from operations, or Normalized FFO, attributed to SIR, as shown above. FFO attributed to SIR is calculated on the basis defined by The National Association of Real Estate Investment Trusts, or NAREIT, which is net income, calculated in accordance with GAAP, plus real estate depreciation and amortization, loss on impairment of real estate assets and the difference between net income and FFO allocated to noncontrolling interest, as well as certain other adjustments currently not applicable to us. Our calculation of Normalized FFO attributed to SIR differs from NAREIT’s definition of FFO because we include business management incentive fees, if any, only in the fourth quarter versus the quarter when they are recognized as expense in accordance with GAAP due to their quarterly volatility not necessarily being indicative of our core operating performance and the uncertainty as to whether any such business management incentive fees will be payable when all contingencies for determining such fees are known at the end of the calendar year and we exclude acquisition related costs expensed under GAAP, loss on asset impairment and Normalized FFO from noncontrolling interest, net of FFO, if any. We consider FFO attributed to SIR and Normalized FFO attributed to SIR to be appropriate supplemental measures of operating performance for a REIT, along with net income, net income attributed to a REIT and operating income. We believe that FFO attributed to SIR and Normalized FFO attributed to SIR provide useful information to investors because by excluding the effects of certain historical amounts, such as depreciation expense, FFO attributed to SIR and Normalized FFO attributed to SIR may facilitate a comparison of our operating performance between periods and with other REITs. FFO attributed to SIR and Normalized FFO attributed to SIR are among the factors considered by our Board of Trustees when determining the amount of distributions to our shareholders. Other factors include, but are not limited to, requirements to maintain our qualification for taxation as a REIT, limitations in our credit agreement and public debt covenants, the availability to us of debt and equity capital, our expectation of our future capital requirements and operating performance and our expected needs and availability of cash to pay our obligations. FFO attributed to SIR and Normalized FFO attributed to SIR do not represent cash generated by operating activities in accordance with GAAP and should not be considered as alternatives to net income, net income attributed to SIR or operating income as an indicator of our operating performance or as a measure of our liquidity. These measures should be considered in conjunction with net income, net income attributed to SIR and operating income as presented in our condensed consolidated statements of comprehensive income. Other real estate companies and REITs may calculate FFO and Normalized FFO differently than we do.

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

References to changes in the income and expense categories below relate to the comparison of results for the three months ended June 30, 2017, compared to the three months ended June 30, 2016. Our acquisition activity reflects our acquisition of four properties (four buildings) subsequent to April 1, 2016.

Rental income. The increase in rental income was a result of our acquisition activity, partially offset by a decline in our rental income from our comparable properties due to a decline in occupancy during 2016 and 2017 at certain of our comparable properties. Rental income includes non-cash straight line rent adjustments totaling approximately $5,389 for the 2017 period and approximately $6,269 for the 2016 period, and net amortization of acquired real estate leases and assumed real estate lease obligations totaling approximately $527 for the 2017 period and approximately $419 for the 2016 period.

Tenant reimbursements and other income. The increase in tenant reimbursements and other income was a result of our acquisition activity.

Real estate taxes. The increase in real estate taxes primarily reflects real estate taxes that were previously paid by one of our tenants and are now being paid by us, tax valuation and tax rate increases at certain of our comparable properties and our acquisition activity.

Other operating expenses. Other operating expenses primarily include property maintenance, environmental remediation, utilities, insurance, bad debt, legal and property management fees, net of amortization of the liability we recorded in connection with our acquisition of RMR Inc. shares. The increase in other operating expenses primarily reflects an increase in property management related expenses at our comparable properties and our acquisition activity.

Depreciation and amortization. The increase in depreciation and amortization primarily reflects our acquisition activity plus an increase resulting from depreciation of capital improvements at our comparable properties.

General and administrative. General and administrative expenses primarily include fees paid under our business management agreement, net of amortization of the liability we recorded in connection with our acquisition of RMR Inc. shares, legal fees, audit fees, Trustee cash fees and equity compensation expense related to awards to our Trustees, our officers and certain other RMR LLC employees. The increase in general and administrative expenses in the 2017 period primarily reflects estimated business management incentive fees recognized for the 2017 period.

Loss on impairment of real estate assets. We recorded a $229 loss on impairment of real estate assets to reduce the carrying value of one property located in Maynard, MA, classified as held for sale, to its estimated fair value less costs to sell.

Dividend income. Dividend income reflects cash dividends received from our investment in RMR Inc. shares.

Interest expense. The increase in interest expense primarily reflects the issuance on May 15, 2017 of $350,000 of 4.250% senior unsecured notes due 2024 and higher weighted average interest rates on borrowings under our revolving credit facility and term loan during the 2017 period compared to the 2016 period, partially offset by the repayment of $40,233 of mortgage debt in the 2016 period.

Income tax expense. Income tax expense represents state income taxes payable in certain jurisdictions.

Equity in earnings of an investee. Equity in earnings of an investee represents our proportionate share of earnings from our investment in AIC.

Net income. The decrease in net income for the 2017 period compared to the 2016 period reflects the changes noted above.

Weighted average common shares outstanding. The increase in weighted average common shares outstanding primarily reflects (i) shares granted to our Trustees in May 2017 and May 2016, and (ii) shares granted to our officers and certain other employees of RMR LLC in September 2016.

Net income attributed to SIR per common share - basic and diluted. The decrease in net income attributed to SIR per common share primarily reflects the changes to net income noted above.

Six Months Ended June 30, 2017, Compared to Six Months Ended June 30, 2016 (dollars and share amounts in thousands, except per share data)

	Comparable Properties Results (1)				Acquired Properties Results (2)			Consolidated Results
	Six Months Ended June 30,				Six Months Ended June 30,			Six Months Ended June 30,
			$	%			$			$	%
	2017	2016	Change	Change	2017	2016	Change	2017	2016	Change	Change
Revenues:
Rental income	$192,305	$194,475	$(2,170)	(1.1)%	$2,080	$—	$2,080	$194,385	$194,475	$(90)	—%
Tenant reimbursements and other income	37,062	37,661	(599)	(1.6)%	717	—	717	37,779	37,661	118	0.3%
Total revenues	229,367	232,136	(2,769)	(1.2)%	2,797	—	2,797	232,164	232,136	28	—%

Operating expenses:
Real estate taxes	21,466	20,810	656	3.2%	213	—	213	21,679	20,810	869	4.2%
Other operating expenses	25,927	25,593	334	1.3%	463	—	463	26,390	25,593	797	3.1%
Total operating expenses	47,393	46,403	990	2.1%	676	—	676	48,069	46,403	1,666	3.6%

NOI (3)	$181,974	$185,733	$(3,759)	(2.0)%	$2,121	$—	$2,121	184,095	185,733	(1,638)	(0.9)%

Other expenses:
Depreciation and amortization								68,057	66,874	1,183	1.8%
Acquisition related costs								—	58	(58)	(100.0)%
General and administrative								23,069	14,350	8,719	60.8%
Write-off of straight line rents receivable, net								12,517	—	12,517	100.0%
Loss on asset impairment								4,047	—	4,047	100.0%
Loss on impairment of real estate assets								229	—	229	100.0%
Total other expenses								107,919	81,282	26,637	32.8%
Operating income								76,176	104,451	(28,275)	(27.1)%
Dividend income								793	475	318	66.9%
Interest expense								(43,895)	(41,193)	(2,702)	6.6%
Income before income tax expense and equity in earnings of an investee								33,074	63,733	(30,659)	(48.1)%
Income tax expense								(187)	(263)	76	(28.9)%
Equity in earnings of an investee								502	94	408	434.0%
Net income								33,389	63,564	(30,175)	(47.5)%
Net income allocated to noncontrolling interest								—	(33)	33	(100.0)%
Net income attributed to SIR								$33,389	$63,531	$(30,142)	(47.4)%

Weighted average common shares outstanding - basic								89,334	89,289	45	0.05%
Weighted average common shares outstanding - diluted								89,356	89,306	50	0.05%

Net income attributed to SIR per common share - basic and diluted								$0.37	$0.71	$(0.34)	(47.9)%

Reconciliation of Net Income to NOI (3):
Net income								$33,389	$63,564
Equity in earnings of an investee								(502)	(94)
Income tax expense								187	263
Income before income tax expense and equity in earnings of an investee								33,074	63,733
Interest expense								43,895	41,193
Dividend income								(793)	(475)
Operating income								76,176	104,451

Loss on impairment of real estate assets								229	—
Loss on asset impairment								4,047	—
Write-off of straight line rents receivable, net								12,517	—
General and administrative								23,069	14,350
Acquisition related costs								—	58
Depreciation and amortization								68,057	66,874
NOI								$184,095	$185,733

	2017	2016
Reconciliation of Net Income Attributed to SIR to FFO Attributed to SIR and Normalized FFO Attributed to SIR (4):
Net income attributed to SIR	$33,389	$63,531
Plus: depreciation and amortization	68,057	66,874
Plus: loss on impairment of real estate assets	229	—
Plus: net income allocated to noncontrolling interest	—	33
Less: FFO allocated to noncontrolling interest	—	(77)
FFO attributed to SIR	101,675	130,361
Plus: acquisition related costs	—	58
Plus: estimated business management incentive fees (5)	8,766	—
Plus: loss on asset impairment (6)	4,047	—
Normalized FFO attributed to SIR	$114,488	$130,419

FFO attributed to SIR per common share - basic and diluted	$1.14	$1.46
Normalized FFO attributed to SIR per common share - basic and diluted	$1.28	$1.46

(1)	Consists of 360 buildings, leasable land parcels and easements that we owned continuously since January 1, 2016.

(2)	Consists of four buildings that we acquired during the period from January 1, 2016 to June 30, 2017.

(3)	See footnote (3) on page 21 for the definition of NOI.

(4)	See footnote (4) on page 21 for the definitions of FFO attributed to SIR and Normalized FFO attributed to SIR.

(5)	See footnote (5) on page 21 for more information on incentive fees under our business management agreement.

(6)
During the three months ended March 31, 2017, we recorded a $4,047 loss on asset impairment for unamortized lease intangibles related to a lease associated with a tenant bankruptcy at a property located in Hanover, PA.

References to changes in the income and expense categories below relate to the comparison of results for the six months ended June 30, 2017, compared to the six months ended June 30, 2016. Our acquisition activity reflects our acquisition of four properties (four buildings) subsequent to January 1, 2016.

Rental income. The decrease in rental income was a result of a decline in our rental income from our comparable properties, primarily due to a decline in occupancy during 2016 and 2017 at certain of our comparable properties, partially offset by our acquisition activity. Rental income includes non-cash straight line rent adjustments (excluding the write-off of straight line rents receivable as described below) totaling approximately $10,780 for the 2017 period and approximately $12,571 for the 2016 period, and net amortization of acquired real estate leases and assumed real estate lease obligations totaling approximately $961 for the 2017 period and approximately $855 for the 2016 period.

Tenant reimbursements and other income. The increase in tenant reimbursements and other income was a result of our acquisition activity, partially offset by 2015 operating expense reimbursements recognized during the 2016 period and the decline in occupancy during 2016 and 2017 at certain of our comparable properties.

Real estate taxes. The increase in real estate taxes primarily reflects real estate taxes that were previously paid by one of our tenants and are now being paid by us, tax valuation and tax rate increases at certain of our comparable properties and our acquisition activity.

Other operating expenses. The increase in other operating expenses primarily reflects our acquisition activity and increases in property management related expenses at our comparable properties, partially offset by decreases in snow removal and insurance costs at certain of our comparable properties.

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

Loss on impairment of real estate assets. We recorded a $229 loss on impairment of real estate assets to reduce the carrying value of one property located in Maynard, MA, classified as held for sale, to its estimated fair value less costs to sell.

Dividend income. Dividend income reflects cash dividends received from our investment in RMR Inc. shares.

Interest expense. The increase in interest expense primarily reflects the issuance on May 15, 2017 of $350,000 of 4.250% senior unsecured notes due 2024 and higher weighted average interest rates on borrowings under our revolving credit facility and term loan during the 2017 period compared to the 2016 period, partially offset by the repayment of $40,233 of mortgage debt in the 2016 period.

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

Weighted average common shares outstanding. The increase in weighted average common shares outstanding primarily reflects (i) shares granted to our Trustees in May 2017 and May 2016, and (ii) shares granted to our officers and certain other employees of RMR LLC in September 2016.

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

LIQUIDITY AND CAPITAL RESOURCES

Our Operating Liquidity and Resources (dollars in thousands)

Our principal sources of funds to meet operating and capital expenses and debt service obligations and pay distributions on our common shares are rents from tenants at our properties and borrowings under our revolving credit facility. We believe that these sources of funds will be sufficient to meet our operating and capital expenses and debt service obligations and pay distributions on our common shares for the next 12 months and for the foreseeable future thereafter. Our future cash flows from operating activities will depend primarily upon our ability to:

•	maintain or improve the occupancy of, and the rental rates at, our properties;

•	control our operating expenses; and

•	purchase additional properties which produce cash flows in excess of our costs of acquisition capital and our property operating expenses.

Our future purchases of properties cannot be accurately projected because such purchases depend upon purchase opportunities which come to our attention and our ability to successfully complete the acquisitions. We generally do not intend to purchase “turn around” properties, or properties which do not generate positive cash flows.

Cash flows provided by (used in) operating, investing and financing activities were $114,481, ($88,382) and ($26,543) for the six months ended June 30, 2017, respectively, and $114,669, ($5,255) and ($116,475) for the six months ended June 30, 2016, respectively. Cash provided by operating activities for the six months ended June 30, 2017 was relatively unchanged compared to the corresponding prior year period. The increase in cash used in investing activities for the six months ended June 30, 2017 compared to the corresponding prior year period is due to increased acquisition and real estate improvement activities during the six months ended June 30, 2017 compared to the corresponding prior year period. The decrease in cash used in financing activities for the six months ended June 30, 2017 compared to the corresponding prior year period is primarily due to the issuance in May 2017 of $350,000 aggregate principal amount of 4.250% senior unsecured notes due 2024 and the purchase of a noncontrolling interest in one of our buildings in the 2016 period, partially offset by net activities, including funding of acquisitions, on our revolving credit facility and increased distributions to our common shareholders during the 2017 period compared to the 2016 period.

Our Investment and Financing Liquidity and Resources (dollars in thousands, except per share data)

In order to fund acquisitions and to meet cash needs that may result from timing differences between our receipt of rents and our desire or need to make distributions or pay operating or capital expenses, we maintain a $750,000 unsecured revolving credit facility with a group of lenders. The maturity date of our revolving credit facility is March 29, 2019 and, subject to our payment of an extension fee and meeting other conditions, we have the option to extend the stated maturity date by one year to March 29, 2020. We pay interest on borrowings under our revolving credit facility at a rate of LIBOR plus a premium. We also pay a facility fee on the total amount of lending commitments under our revolving credit facility. Both the interest rate premium and the facility fee are subject to adjustment based upon changes to our credit ratings. In May 2017, Moody's Investors Service, or Moody's, updated our rating outlook to negative, which may imply that Moody's will downgrade our credit rating. At June 30, 2017, the interest rate premium on our revolving credit facility was 105 basis points and our facility fee was 20 basis points. We can borrow, repay and reborrow funds available under our revolving credit facility until maturity, and no principal repayment is due until maturity. As of June 30, 2017, the interest rate payable on borrowings under our revolving credit facility was 2.24%. As of June 30, 2017 and July 24, 2017, we had $67,000 and $82,000, respectively, outstanding under our revolving credit facility and $683,000 and $668,000, respectively, available to borrow under our revolving credit facility.

We have a $350,000 unsecured term loan that matures on March 31, 2020 and is prepayable by us at any time without penalty. Our term loan requires interest to be paid on the amount outstanding of LIBOR plus 115 basis points. The interest rate premium for our term loan is subject to adjustment based on changes to our credit ratings. As of June 30, 2017, the interest rate payable on borrowings under our term loan was 2.20%.

In addition, the credit agreement governing our revolving credit facility and term loan includes a feature under which the maximum borrowing availability under the facilities may be increased to up to $2,200,000 on a combined basis under certain circumstances.

Our senior unsecured notes are governed by an indenture and its supplements and require semi-annual interest payments through maturity.

Our debt maturities (other than our revolving credit facility and term loan) as of June 30, 2017 were as follows: $17,398 in 2017, $350,304 in 2018, $4,926 in 2019, $501,172 in 2020 and $1,171,000 thereafter.

As of June 30, 2017, we had $21,683 of cash and cash equivalents. We typically use cash balances, borrowings under our revolving credit facility, net proceeds from offerings of equity or debt securities, term loans and the cash flows from our operations to fund debt repayments, property acquisitions, capital expenditures and other general business purposes. We also have in the past assumed mortgage debt in connection with certain of our acquisitions and we may do so in the future. In addition, we may sell, or place mortgages on, properties we own.

On May 15, 2017, we issued $350,000 aggregate principal amount of 4.250% senior unsecured notes due 2024 in a public offering. Net proceeds from this offering were $342,207 after discounts and expenses and were used to repay amounts outstanding under our revolving credit facility and for general business purposes.

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

During the six months ended June 30, 2017, we paid regular quarterly cash distributions to our common shareholders aggregating $91,216 using existing cash balances and borrowings under our revolving credit facility. For further information regarding the distributions we paid during 2017, see Note 8 to the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

On July 12, 2017, we declared a regular quarterly distribution of $0.51 per common share, or approximately $45,600, to shareholders of record on July 24, 2017. We expect to pay this distribution on or about August 17, 2017 using existing cash balances and borrowings under our revolving credit facility.

During the three and six months ended June 30, 2017 and 2016, amounts capitalized for tenant improvements, leasing costs, building improvements and development and redevelopment activities were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Tenant improvements (1)	$61	$902	$389	$916
Leasing costs (2)	630	121	2,032	3,260
Building improvements (3)	1,209	1,021	1,903	1,125
Development, redevelopment and other activities (4)	2,451	1,187	3,172	1,935
	$4,351	$3,231	$7,496	$7,236

(1)	Tenant improvements include capital expenditures used to improve tenants’ space or amounts paid directly to tenants to improve their space.

(2)	Leasing costs include leasing related costs, such as brokerage commissions, legal costs and tenant inducements.

(3)	Building improvements generally include (i) expenditures to replace obsolete building components and (ii) expenditures that extend the useful life of existing assets.

(4)
Development, redevelopment and other activities generally include (i) capital expenditures that are identified at the time of a property acquisition and incurred within a short time period after acquiring the property and (ii) capital expenditure projects that reposition a property or result in new sources of revenues.

As of June 30, 2017, we have estimated unspent leasing related obligations of $24,324 and we have committed to expand an existing property at a remaining estimated cost of $2,721.

During the three months ended June 30, 2017, commitments made for expenditures, such as tenant improvements and leasing costs in connection with leasing space, were as follows (square feet in thousands, except per square foot amounts):

	New Leases	Renewals	Totals
Square feet leased during the period	41	161	202
Total leasing costs and concession commitments (1)	$2,494	$14	$2,508
Total leasing costs and concession commitments per square foot (1)	$60.83	$0.09	$12.42
Weighted average lease term by square feet (years)	12.4	35.9	31.1
Total leasing costs and concession commitments per square foot per year (1)	$4.91	$—	$0.40

(1)	Includes commitments made for leasing expenditures and concessions, such as tenant improvements, leasing commissions, tenant reimbursements and free rent.

Off Balance Sheet Arrangements (dollars in thousands)

As of June 30, 2017, we had no off balance sheet arrangements that have had or that we expect would be reasonably likely to have a material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources. We had no swaps or hedges as of June 30, 2017, other than the cash flow hedge associated with $41,000 of mortgage debt described in Notes 5 and 7 to the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q and under “Quantitative and Qualitative Disclosures About Market Risk” included in Part I, Item 3 of this Quarterly Report on Form 10-Q.

Debt Covenants (dollars in thousands)

Our principal debt obligations at June 30, 2017 were our senior unsecured notes, borrowings outstanding under our revolving credit facility and term loan, and secured mortgage notes assumed in connection with some of our acquisitions. Our mortgage notes are non-recourse, subject to certain limitations, and do not contain any material financial covenants. Our publicly issued senior unsecured notes are governed by an indenture. Our senior unsecured notes indenture and its supplements and the credit agreement for our revolving credit facility and term loan provide for acceleration of payment of all amounts outstanding upon the occurrence and continuation of certain events of default, such as, in the case of our credit agreement, a change of control of us, which includes RMR LLC ceasing to act as our business and property manager. Our senior unsecured notes indenture and its supplements and our credit agreement for our revolving credit facility and term loan contain a number of covenants which restrict our ability to incur debts, including debts secured by mortgages on our properties, in excess of calculated amounts, restrict our ability to make distributions under certain circumstances and generally require us to maintain certain financial ratios. As of June 30, 2017, we believe we were in compliance with all of the terms and covenants under our revolving credit facility and term loan and senior unsecured notes indenture and its supplements.

Neither our senior unsecured notes indenture and its supplements nor our credit agreement contain provisions for acceleration which could be triggered by our debt ratings. However, under our credit agreement, our senior unsecured debt ratings are used to determine the fees and interest rates we pay. Accordingly, if our debt ratings are downgraded by certain credit rating agencies, our interest expense and related costs under our credit agreement would increase. In May 2017, Moody's updated our rating outlook to negative, which may imply that Moody's will downgrade our credit rating.

Our senior unsecured notes indenture and its supplements contain cross default provisions to any other debts of $25,000 or more. Similarly, our revolving credit facility and term loan have cross default provisions to other indebtedness that is recourse of $25,000 or more and indebtedness that is non-recourse of $50,000 or more.

Related Person Transactions
We have relationships and historical and continuing transactions with RMR LLC, RMR Inc. and others related to them. For example: we have no employees and the personnel and various services we require to operate our business are provided to us by RMR LLC pursuant to our management agreements with RMR LLC; RMR Inc. is the managing member of RMR LLC; ABP Trust, which is owned by our Managing Trustees, is the controlling shareholder of RMR Inc.; and we own shares of class A common stock of RMR Inc. We also have relationships and historical and continuing transactions with other companies to which RMR LLC provides management services and which may have trustees, directors and officers who are also trustees, directors or officers of us, RMR LLC or RMR Inc., including: GOV, which is our largest shareholder and at June 30, 2017 owned approximately 27.9% of our outstanding common shares; and AIC, of which we, ABP Trust, GOV and four other companies to which RMR LLC provides management services each own 14.3% and which arranges and reinsures in part a combined property insurance program for us and its six other shareholders. For further information about these and other such relationships and related person transactions, see Notes 11 and 12 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, our Annual Report, our definitive Proxy Statement for our 2017 Annual Meeting of Shareholders and our other filings with the Securities and Exchange Commission, or SEC. In addition, see the section captioned “Risk Factors” of our Annual Report for a description of risks that may arise as a result of these and other related person transactions and relationships. Our filings with the SEC and copies of certain of our agreements with these related persons, including our management agreements with RMR LLC and our shareholders agreement with AIC and its six other shareholders, are available as exhibits to our filings with the SEC and accessible at the SEC’s website, www.sec.gov. We may engage in additional transactions with related persons, including businesses to which RMR LLC or its affiliates provide management services.
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

At June 30, 2017, our outstanding fixed rate debt consisted of the following senior unsecured notes and secured mortgage notes:

Fixed Rate Debt

		Annual	Annual		Interest
	Principal	Interest	Interest		Payments
Debt	Balance (1)	Rate (1)	Expense (1)	Maturity	Due
Senior unsecured notes	$350,000	2.85%	$9,975	2018	Semi-Annually
Senior unsecured notes	400,000	3.60%	14,400	2020	Semi-Annually
Senior unsecured notes	300,000	4.15%	12,450	2022	Semi-Annually
Senior unsecured notes	350,000	4.250%	14,875	2024	Semi-Annually
Senior unsecured notes	400,000	4.50%	18,000	2025	Semi-Annually
Mortgage note (two buildings in Carlsbad, CA) (2)	17,361	5.95%	1,033	2017	Monthly
Mortgage note (one building in Harvey, IL)	1,968	4.50%	89	2019	Monthly
Mortgage note (one building in Columbus, OH)	2,361	4.50%	106	2019	Monthly
Mortgage note (one building in Ankeny, IA)	12,360	3.87%	478	2020	Monthly
Mortgage note (one building in Philadelphia, PA) (3)	41,000	4.16%	1,706	2020	Monthly
Mortgage note (one building in Chester, VA)	48,750	3.99%	1,945	2020	Monthly
Mortgage note (three buildings in Seattle, WA)	71,000	3.55%	2,521	2023	Monthly
Mortgage note (one building in Chicago, IL)	50,000	3.70%	1,850	2023	Monthly
	$2,044,800		$79,428

(1)
The principal balance, annual interest rate and annual interest expense are the amounts stated in the applicable contracts. In accordance with GAAP, our carrying value and recorded interest expense may differ from these amounts because of market conditions at the time we issued or assumed these debts.

(2)	This mortgage note was repaid at par on July 3, 2017.

(3)
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

We have an interest rate swap agreement to manage our interest rate risk exposure on a $41,000 mortgage note due 2020, which requires us to pay interest at a rate equal to LIBOR plus a premium. The interest rate swap agreement effectively modifies our exposure to interest rate risk arising from this floating rate mortgage loan by converting this floating rate debt to a fixed rate through August 3, 2020, which is the maturity date of the mortgage note, thus reducing the impact of interest rate changes on future interest expense. This agreement involves the receipt of floating rate amounts in exchange for fixed rate interest payments over the life of the agreement. Approximately 1.7% ($41,000) of our total outstanding debt had interest payments designated as hedged transactions to interest rate swap agreements at June 30, 2017. As of June 30, 2017, the fair value of our derivative instrument included in accounts payable and other liabilities in our condensed consolidated balance sheet was $614.

Because our senior unsecured notes and mortgage notes (including the current effect of our interest rate swap agreement) require interest to be paid at fixed rates, changes in market interest rates during the terms of these senior unsecured notes and mortgage notes will not affect our interest obligations. If these senior unsecured notes and mortgage notes were refinanced at interest rates which are 100 basis points higher or lower than shown above, our per annum interest cost would increase or decrease by approximately $20,448.

Changes in market interest rates would affect the fair value of our fixed rate debt obligations, including obligations arising from our interest rate swap agreement. Increases in market interest rates decrease the fair value of our fixed rate debt, while decreases in market interest rates increase the fair value of our fixed rate debt. Based on the balances outstanding at June 30, 2017 and discounted cash flow analyses through the maturity dates, and assuming no other changes in factors that may affect the fair value of our fixed rate debt obligations, a hypothetical immediate 100 basis point change in interest rates would change the fair value of these obligations by approximately $82,984.

Floating Rate Debt

At June 30, 2017, our floating rate debt (excluding the $41,000 mortgage note hedged by our interest rate swap agreement) consisted of $67,000 outstanding under our revolving credit facility and $350,000 outstanding under our term loan. Our revolving credit facility matures on March 29, 2019 and, subject to our meeting certain conditions, including our payment of an extension fee, we have the option to extend the maturity date by one year to March 29, 2020. Our term loan matures on March 31, 2020. No principal repayments are required under our revolving credit facility or term loan prior to maturity, and prepayments may be made at any time without penalty.

Borrowings under our revolving credit facility and term loan are in U.S. dollars and require interest to be paid at LIBOR plus a premium that is subject to adjustment based upon changes to our credit ratings. Accordingly, we are vulnerable to changes in U.S. dollar based short term rates, specifically LIBOR. In addition, upon renewal or refinancing of these obligations, we are vulnerable to increases in interest rate premiums due to market conditions or our perceived credit risk. Generally, a change in interest rates would not affect the value of our floating rate debt but would affect our operating results. The following table presents the approximate impact a 100 basis point increase in interest rates would have on our annual floating rate interest expense at June 30, 2017:

	Impact of an Increase in Interest Rates
			Total Interest	Annual
	Interest Rate	Outstanding	Expense	Earnings Per
	Per Year (1)	Debt (2)	Per Year	Share Impact (3)
At June 30, 2017	2.21%	$417,000	$9,216	$0.10
100 basis point increase	3.21%	$417,000	$13,386	$0.15

(1)	Weighted based on the respective interest rates and outstanding borrowings under our floating rate debt as of June 30, 2017.

(2)	Excludes our $41,000 mortgage note hedged by our interest rate swap agreement.

(3)	Based on the diluted weighted average common shares outstanding for the six months ended June 30, 2017.

The following table presents the impact a 100 basis point increase in interest rates would have on our annual floating rate interest expense at June 30, 2017 if we were fully drawn on our revolving credit facility and our term loan remained outstanding:

	Impact of an Increase in Interest Rates
			Total Interest	Annual
	Interest Rate	Outstanding	Expense	Earnings Per
	Per Year (1)	Debt (2)	Per Year	Share Impact (3)
At June 30, 2017	2.23%	$1,100,000	$24,530	$0.27
100 basis point increase	3.23%	$1,100,000	$35,530	$0.40

(1)	Weighted based on the respective interest rates of our floating rate debt as of June 30, 2017, assuming we were fully drawn on our revolving credit facility and our term loan remained outstanding.

(2)	Excludes our $41,000 mortgage note hedged by our interest rate swap agreement.

(3)	Based on the diluted weighted average common shares outstanding for the six months ended June 30, 2017.

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

Item 4. Controls and Procedures

As of the end of the period covered by this report, our management carried out an evaluation, under the supervision and with the participation of our Managing Trustees, President and Chief Operating Officer and Chief Financial Officer and Treasurer, of the effectiveness of our disclosure controls and procedures pursuant to Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, our Managing Trustees, President and Chief Operating Officer and Chief Financial Officer and Treasurer concluded that our disclosure controls and procedures are effective.

During the second quarter of 2017, enhancements were made to our controls relating to electronic payments of funds by or for us, including by wire transfers. These enhancements include additional verification and documentation procedures to be followed prior to the initiation or approval of electronic payments. We believe these enhancements increase the ability of our and RMR LLC’s personnel to identify and block attempts by third parties to fraudulently receive electronic payments from us. Our management believes that the foregoing actions have improved our internal controls regarding the detection of fraudulent activities and the safeguarding of our assets.
Other than the actions described above, there were no changes in our internal control over financial reporting during the quarter ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
FOR EXAMPLE:

•
ENHANCEMENTS HAVE BEEN MADE TO OUR CONTROLS RELATING TO THE ELECTRONIC PAYMENTS THAT WE BELIEVE WILL REDUCE THE RISK OF OUR BECOMING A VICTIM OF FUTURE FRAUDS RELATED TO PAYMENTS OF OUR FUNDS, INCLUDING BY WIRE TRANSFERS. HOWEVER, CYBER-

RELATED CRIMINAL ACTIVITIES CONTINUE TO EVOLVE AND INCREASE IN SOPHISTICATION, FREQUENCY AND SEVERITY. AS A RESULT, THE CONTROL ENHANCEMENTS THAT HAVE BEEN MADE, AND ANY ADDITIONAL ENHANCEMENTS THAT MAY BE MADE IN THE FUTURE, TO OUR CONTROLS MAY NOT BE SUCCESSFUL IN AVOIDING OUR BECOMING A VICTIM TO FUTURE CYBER-RELATED CRIMES,

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

•
OUR ABILITY TO GROW OUR BUSINESS AND INCREASE OUR DISTRIBUTIONS DEPENDS IN LARGE PART UPON OUR ABILITY TO BUY PROPERTIES AND LEASE THEM FOR RENTS, LESS OUR PROPERTY OPERATING COSTS, THAT EXCEED OUR CAPITAL COSTS. WE MAY BE UNABLE TO IDENTIFY PROPERTIES THAT WE WANT TO ACQUIRE OR TO NEGOTIATE ACCEPTABLE PURCHASE PRICES, ACQUISITION FINANCING OR LEASE TERMS FOR NEW PROPERTIES,

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

•
WE ARE CURRENTLY DEVELOPING A 35,000 SQUARE FOOT EXPANSION OF A BUILDING ON A PROPERTY WE OWN IN OKLAHOMA. WE EXPECT TO SPEND APPROXIMATELY $5.2 MILLION TO COMPLETE THIS EXPANSION, OF WHICH $2.7 MILLION REMAINED UNSPENT AS OF JUNE 30, 2017. IN ADDITION, AS OF JUNE 30, 2017, WE HAVE ESTIMATED UNSPENT LEASING RELATED OBLIGATIONS OF $24.3 MILLION WHICH EXCLUDES THE ESTIMATED EXPANSION COSTS NOTED IN THE PRECEDING SENTENCE. IT IS DIFFICULT TO ACCURATELY ESTIMATE DEVELOPMENT AND TENANT IMPROVEMENT COSTS. THIS DEVELOPMENT PROJECT AND OUR UNSPENT LEASING RELATED OBLIGATIONS MAY COST MORE OR LESS AND MAY TAKE LONGER TO COMPLETE THAN WE CURRENTLY EXPECT, AND WE MAY INCUR INCREASING AMOUNTS FOR THESE AND SIMILAR PURPOSES IN THE FUTURE,

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

•	CONTINUED AVAILABILITY OF BORROWINGS UNDER OUR REVOLVING CREDIT FACILITY IS SUBJECT TO OUR SATISFYING CERTAIN FINANCIAL COVENANTS AND OTHER CREDIT FACILITY CONDITIONS THAT WE MAY BE UNABLE TO SATISFY,

•	ACTUAL COSTS UNDER OUR REVOLVING CREDIT FACILITY OR OTHER FLOATING RATE CREDIT FACILITIES WILL BE HIGHER THAN LIBOR PLUS A PREMIUM BECAUSE OF FEES AND EXPENSES ASSOCIATED WITH SUCH FACILITIES,

•	WE MAY BE UNABLE TO REPAY OUR DEBT OBLIGATIONS WHEN THEY BECOME DUE,

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

•
THE BUSINESS AND PROPERTY MANAGEMENT AGREEMENTS BETWEEN US AND RMR LLC HAVE CONTINUING 20 YEAR TERMS. HOWEVER, THOSE AGREEMENTS PERMIT EARLY TERMINATION IN CERTAIN CIRCUMSTANCES. ACCORDINGLY, WE CANNOT BE SURE THAT THESE AGREEMENTS WILL REMAIN IN EFFECT FOR CONTINUING 20 YEAR TERMS,

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer purchases of equity securities. The following table provides information about our purchases of our equity securities during the quarter ended June 30, 2017:

Maximum
			Total Number of	Approximate Dollar
			Shares Purchased	Value of Shares that
	Number of	Average	as Part of Publicly	May Yet Be Purchased
	Shares	Price Paid	Announced Plans	Under the Plans or
Calendar Month	Purchased (1)	per Share	or Programs	Programs
June 2017	222	$24.03	$—	$—
Total	222	$24.03	$—	$—

(1) This common share withholding and purchase was made to satisfy tax withholding and payment obligations of a former employee of RMR LLC in connection with the vesting of awards of our common shares. We withheld and purchased these shares at their fair market value based upon the trading price of our common shares at the close of trading on Nasdaq on the purchase date.

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

4.4	Second Supplemental Indenture, dated May 15, 2017, between the Company and U.S. Bank National Association, including the form of 4.250% Senior Notes due 2024. (Filed herewith.)

4.5
Registration Rights and Lock-Up Agreement, dated June 5, 2015, among the Company, ABP Trust (f/k/a Reit Management & Research Trust), Barry M. Portnoy and Adam D. Portnoy. (Incorporated by reference to the Company’s Current Report on Form 8-K dated June 5, 2015.)

10.1	Summary of Trustee Compensation. (Incorporated by reference to the Company's Current Report on Form 8-K dated May 23, 2017.)

12.1	Computation of Ratio of Earnings to Fixed Charges. (Filed herewith.)

31.1	Rule 13a-14(a) Certification. (Filed herewith.)

31.2	Rule 13a-14(a) Certification. (Filed herewith.)

31.3	Rule 13a-14(a) Certification. (Filed herewith.)

31.4	Rule 13a-14(a) Certification. (Filed herewith.)

32.1	Section 1350 Certification. (Furnished herewith.)

101.1
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017 formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Statements of Cash Flows and (iv) related notes to these financial statements, tagged as blocks of text and in detail. (Filed herewith.)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SELECT INCOME REIT

By:	/s/ David M. Blackman
David M. Blackman
President and Chief Operating Officer
Dated: July 25, 2017

By:	/s/ John C. Popeo
John C. Popeo
Chief Financial Officer and Treasurer
(principal financial and accounting officer)
Dated: July 25, 2017