Form 10-Q
period 2017-09-30
SELECT INCOME REIT
filed 2017-10-27
CIK 1537667

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

Number of registrant’s common shares of beneficial interest, $.01 par value per share, outstanding as of October 26, 2017: 89,487,371

SELECT INCOME REIT

FORM 10-Q

September 30, 2017

References in this Quarterly Report on Form 10-Q to the Company, SIR, we, us or our include Select Income REIT and its consolidated subsidiaries unless otherwise expressly stated or the context indicates otherwise.

PART I Financial Information

Item 1.  Financial Statements

SELECT INCOME REIT

CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except per share data)
(unaudited)

	September 30,	December 31,
	2017	2016
ASSETS
Real estate properties:
Land	$1,041,739	$1,038,686
Buildings and improvements	3,176,330	3,103,734
	4,218,069	4,142,420
Accumulated depreciation	(295,501)	(242,628)
	3,922,568	3,899,792
Properties held for sale	5,829	—
Acquired real estate leases, net	493,780	506,298
Cash and cash equivalents	18,155	22,127
Restricted cash	103	44
Rents receivable, including straight line rents of $117,403 and $117,008, respectively, net of allowance for doubtful accounts of $1,149 and $873, respectively	122,292	124,089
Deferred leasing costs, net	11,443	10,051
Other assets, net	103,225	77,281
Total assets	$4,677,395	$4,639,682

LIABILITIES AND SHAREHOLDERS' EQUITY
Unsecured revolving credit facility	$102,000	$327,000
Unsecured term loan, net	348,746	348,373
Senior unsecured notes, net	1,776,087	1,430,300
Mortgage notes payable, net	227,772	245,643
Accounts payable and other liabilities	92,783	101,605
Assumed real estate lease obligations, net	70,989	77,622
Rents collected in advance	20,127	18,815
Security deposits	8,411	11,887
Due to related persons	8,181	4,475
Total liabilities	2,655,096	2,565,720

Commitments and contingencies

Shareholders' equity:
Common shares of beneficial interest, $.01 par value: 125,000,000 shares authorized; 89,487,371 and 89,427,869 shares issued and outstanding, respectively	895	894
Additional paid in capital	2,180,845	2,179,669
Cumulative net income	506,138	441,307
Cumulative other comprehensive income	39,633	20,472
Cumulative common distributions	(705,212)	(568,380)
Total shareholders' equity	2,022,299	2,073,962
Total liabilities and shareholders' equity	$4,677,395	$4,639,682

See accompanying notes

SELECT INCOME REIT

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(amounts in thousands, except per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016

REVENUES:
Rental income	$98,635	$96,037	$293,020	$290,512
Tenant reimbursements and other income	19,379	18,999	57,158	56,660
Total revenues	118,014	115,036	350,178	347,172

EXPENSES:
Real estate taxes	11,489	10,755	33,168	31,565
Other operating expenses	14,649	14,394	41,039	39,987
Depreciation and amortization	34,713	33,366	102,770	100,240
Acquisition related costs	—	13	—	71
General and administrative	1,589	7,553	24,658	21,903
Write-off of straight line rents receivable, net	—	—	12,517	—
Loss on asset impairment	—	—	4,047	—
Loss on impairment of real estate assets	—	—	229	—
Total expenses	62,440	66,081	218,428	193,766

Operating income	55,574	48,955	131,750	153,406

Dividend income	397	397	1,190	872
Interest expense (including net amortization of debt issuance costs, premiums and discounts of $1,716, $1,374, $4,688 and $4,124, respectively)	(24,383)	(20,690)	(68,278)	(61,883)
Income before income tax expense and equity in earnings of an investee	31,588	28,662	64,662	92,395
Income tax expense	(177)	(107)	(364)	(370)
Equity in earnings of an investee	31	13	533	107
Net income	31,442	28,568	64,831	92,132
Net income allocated to noncontrolling interest	—	—	—	(33)
Net income attributed to SIR	31,442	28,568	64,831	92,099

Other comprehensive income (loss):
Unrealized gain on investment in available for sale securities	4,284	11,061	18,804	37,339
Unrealized gain (loss) on interest rate swap	27	312	61	(898)
Equity in unrealized gain of an investee	116	80	296	175
Other comprehensive income (loss)	4,427	11,453	19,161	36,616
Comprehensive income	35,869	40,021	83,992	128,748
Comprehensive income allocated to noncontrolling interest	—	—	—	(33)
Comprehensive income attributed to SIR	$35,869	$40,021	$83,992	$128,715

Weighted average common shares outstanding - basic	89,355	89,308	89,341	89,295
Weighted average common shares outstanding - diluted	89,379	89,334	89,364	89,318

Net income attributed to SIR per common share - basic and diluted	$0.35	$0.32	$0.73	$1.03

See accompanying notes

SELECT INCOME REIT

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(unaudited)

	Nine Months Ended September 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$64,831	$92,132
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	59,994	58,482
Net amortization of debt issuance costs, premiums and discounts	4,688	4,124
Amortization of acquired real estate leases and assumed real estate lease obligations	40,308	39,582
Amortization of deferred leasing costs	1,170	1,037
Write-off of straight line rents and provision for losses on rents receivable	12,856	431
Straight line rental income	(16,361)	(19,054)
Impairment losses	4,276	—
Other non-cash expenses, net	(453)	(215)
Equity in earnings of an investee	(533)	(107)
Change in assets and liabilities:
Restricted cash	—	(32)
Rents receivable	1,563	767
Deferred leasing costs	(2,591)	(3,794)
Other assets	(7,355)	(4,627)
Accounts payable and other liabilities	(4,910)	(11,137)
Rents collected in advance	1,312	2,662
Security deposits	263	(60)
Due to related persons	3,706	1,016
Net cash provided by operating activities	162,764	161,207

CASH FLOWS FROM INVESTING ACTIVITIES:
Real estate acquisitions and deposits	(117,458)	(10,200)
Real estate improvements	(11,723)	(6,739)
Cash placed in escrow for investing activities	(59)	—
Net cash used in investing activities	(129,240)	(16,939)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of senior unsecured notes, after discounts	345,394	—
Proceeds from borrowings	220,000	135,000
Payments of borrowings	(462,552)	(141,207)
Payment of debt issuance costs	(3,197)	—
Distributions to common shareholders	(136,832)	(134,961)
Repurchase of common shares	(309)	(305)
Purchase of noncontrolling interest	—	(3,908)
Distributions to noncontrolling interest	—	(66)
Net cash used in financing activities	(37,496)	(145,447)

Decrease in cash and cash equivalents	(3,972)	(1,179)
Cash and cash equivalents at beginning of period	22,127	17,876
Cash and cash equivalents at end of period	$18,155	$16,697

SUPPLEMENTAL DISCLOSURES:
Interest paid	$71,913	$71,374
Income taxes paid	$373	$409

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

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, which clarifies how companies present and classify certain cash receipts and cash payments in the statement of cash flows. ASU No. 2016-15 is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. We do not expect this guidance to have a material impact in our condensed consolidated financial statements.

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

In August 2017, the FASB issued ASU No. 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities, which amends the hedge accounting model and simplifies the application of hedge accounting by eliminating the requirement to separately measure and report hedge ineffectiveness. ASU No. 2017-12 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. We are currently assessing the potential impact the adoption of ASU No. 2017-12 will have in our condensed consolidated financial statements.

Note 3. Real Estate Properties

As of September 30, 2017, we owned properties (366 buildings, leasable land parcels and easements) with approximately 45,496,000 rentable square feet, including 229 buildings, leasable land parcels and easements with approximately 17,778,000 rentable square feet in Hawaii.

Acquisitions:

On January 13, 2017, we acquired a land parcel adjacent to one of our properties located in McAlester, OK for $281, including $55 of acquisition related costs. In September 2017, we substantially completed the development of a 35,000 square foot expansion for the tenant at our McAlester, OK property which is located on this adjacent parcel.

During the nine months ended September 30, 2017, we also acquired three properties (four buildings) with a combined 648,017 rentable square feet for an aggregate purchase price of $117,177, including acquisition related costs of $719. These acquisitions were accounted for as acquisitions of assets. We allocated the purchase prices of these acquisitions based on the estimated fair values of the acquired assets as follows:

		Number of	Rentable				Acquired
		Properties/	Square	Purchase		Building and	Real Estate
Date	Location	Buildings	Feet	Price	Land	Improvements	Leases
April 2017	Norfolk, VA	1 / 1	288,662	$55,506	$4,497	$32,505	$18,504
May 2017	Houston, TX	1 / 1	84,150	20,459	887	12,594	6,978
July 2017	Indianapolis, IN	1 / 2	275,205	41,212	3,251	24,973	12,988
		3 / 4	648,017	$117,177	$8,635	$70,072	$38,470

Dispositions:

In June 2017, we began marketing for sale a land parcel in Kapolei, HI with 417,610 rentable square feet and a net book value of $5,829. Also in June 2017, we entered into an agreement to sell one mainland office property (one building) located in Maynard, MA with 287,037 rentable square feet. We recorded a loss on impairment of real estate assets for the property in Maynard, MA of $229 in June 2017 to reduce its carrying value from $17,489 to its estimated fair value less costs to sell of $17,260. As of June 30, 2017, both of these real estate properties were classified as held for sale in our condensed consolidated balance sheets and included in continuing operations in our condensed consolidated statements of comprehensive income. In July 2017, the prospective buyer of the property in Maynard, MA terminated that purchase agreement. As of September 30, 2017, we determined the property in Maynard, MA no longer met the criteria to be classified as held for sale and accordingly, we reclassified the carrying amount to held and used in operations. We continued to classify the land parcel in Kapolei, HI as held for sale as of September 30, 2017.

Note 4. Tenant Concentration and Segment Information

We operate in one business segment: ownership of properties that include buildings and leased industrial lands that are primarily net leased to single tenants. During the periods presented in this report, no single tenant accounted for more than 10% of our total revenues. A “net leased property” or a property being “net leased” means that the building or land lease requires the tenant to pay rent and pay, or reimburse us, for all, or substantially all, property level operating expenses and capital expenditures, such as real estate taxes, insurance, utilities, maintenance and repairs, other than, in certain circumstances, roof and structural element related expenditures; however, in some instances, tenants reimburse us for all expenses in excess of certain amounts included in the stated rent. Our buildings and lands are primarily leased to single tenants. We define a single tenant leased building or land parcel as a building or land parcel with at least 90% of its rentable area is leased to one tenant. We also own some multi-tenant buildings on the island of Oahu, HI, and one mainland multi-tenant office building.

For the three months ended September 30, 2017 and 2016, approximately 19.9% and 19.7%, respectively, and for the nine months ended September 30, 2017 and 2016, approximately 20.1% and 19.7%, respectively, of our total revenues were from 229 buildings, leasable land parcels and easements with a combined approximately 17,778,000 rentable square feet that we own on Oahu, HI.

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

We record all derivatives on our balance sheet at fair value. The following table summarizes the terms of our outstanding interest rate swap agreement, which we designate as a cash flow hedge:

Fair Value
		Notional				of Liability
		Amount as of	Interest	Effective	Maturity	as of
	Balance Sheet Location	September 30, 2017	Rate (1)	Date	Date	September 30, 2017
Interest rate swap	Accounts payable and other liabilities	$41,000	4.16%	1/29/2015	8/3/2020	$507

(1)	The interest rate consists of the underlying index swapped to a fixed rate rather than floating rate LIBOR, plus a premium.

The table below presents the effects of our interest rate derivative on our condensed consolidated statements of comprehensive income for the three and nine months ended September 30, 2017 and 2016:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Amount of gain (loss) recognized in cumulative other comprehensive income (effective portion)	$2	$219	$(85)	$(1,182)
Amount of gain reclassified from cumulative other comprehensive income into interest expense (effective portion)	$25	$93	$146	$284

We may enter into additional interest rate swaps or hedge agreements to manage some of our interest rate risk associated with other floating rate borrowings.

Note 6. Indebtedness

Our principal debt obligations at September 30, 2017 were: (1) our $102,000 of outstanding borrowings under our $750,000 unsecured revolving credit facility; (2) our $350,000 unsecured term loan; (3) an aggregate outstanding principal amount of $1,800,000 of public issuances of senior unsecured notes; and (4) an aggregate outstanding principal amount of $227,420 of mortgage notes.

Our $750,000 revolving credit facility and our $350,000 term loan are governed by a credit agreement with a syndicate of institutional lenders. This credit agreement includes a feature under which the maximum aggregate borrowing availability under our revolving credit facility and term loan may be increased to up to $2,200,000 on a combined basis under certain circumstances.

Our $750,000 revolving credit facility has a maturity date of March 29, 2019, interest payable on borrowings of LIBOR plus 105 basis points and a facility fee of 20 basis points per annum, based on the total amount of lending commitments. Both the interest rate premium and the facility fee for our revolving credit facility are subject to adjustment based on changes to our credit ratings. Upon the payment of an extension fee and meeting other conditions, we have the option to extend the maturity date of our revolving credit facility to March 29, 2020. As of September 30, 2017 and December 31, 2016, the interest rate payable on borrowings under our revolving credit facility was 2.24% and 1.76%, respectively. The weighted average interest rate for borrowings under our revolving credit facility was 2.25% and 1.49% for the three months ended September 30, 2017 and 2016, respectively, and 1.95% and 1.46% for the nine months ended September 30, 2017 and 2016, respectively. We can borrow, repay and reborrow funds available under our revolving credit facility until maturity, and no principal repayment is due until maturity. As of September 30, 2017 and October 26, 2017, we had $102,000 and $82,000, respectively, outstanding under our revolving credit facility, and $648,000 and $668,000, respectively, available to borrow under our revolving credit facility.

Our $350,000 term loan has a maturity date of March 31, 2020 and interest payable on the amount outstanding of LIBOR plus 115 basis points. The interest rate premium for our term loan is subject to adjustment based on changes to our credit ratings. As of September 30, 2017 and December 31, 2016, the interest rate payable for the amount outstanding under our term loan was 2.39% and 1.77%, respectively. The weighted average interest rate for the amount outstanding under our term loan was 2.38% and 1.64% for the three months ended September 30, 2017 and 2016, respectively, and 2.17% and 1.61% for the nine months ended September 30, 2017 and 2016, respectively.

On May 15, 2017, we issued $350,000 aggregate principal amount of 4.250% senior unsecured notes due 2024 in an underwritten public offering. Net proceeds from this offering were $342,197 after discounts and expenses.

Our credit agreement and our senior unsecured notes indenture and its supplements provide for acceleration of payment of all amounts due thereunder upon the occurrence and continuation of certain events of default, such as, in the case of our credit agreement, a change of control of us, which includes The RMR Group LLC, or RMR LLC, ceasing to act as our business and property manager. Our senior unsecured notes indenture and its supplements and our credit agreement also contain a number of covenants, including covenants that restrict our ability to incur debts or to make distributions under certain circumstances, and generally require us to maintain certain financial ratios. We believe we were in compliance with the terms and conditions of the respective covenants under our senior unsecured notes indenture and its supplements and our credit agreement at September 30, 2017.

On July 3, 2017, we repaid at par a $17,361 5.95% mortgage note which was secured by two buildings located in Carlsbad, CA. This mortgage note was scheduled to mature on September 1, 2017.

At September 30, 2017, nine of our buildings with a net book value of $368,843 were encumbered by mortgages we assumed in connection with our acquisition of those buildings. The aggregate principal amount outstanding under these mortgage notes as of September 30, 2017 was $227,420. These mortgage notes are non-recourse, subject to certain limited exceptions, and do not contain any material financial covenants.

Note 7. Fair Value of Assets and Liabilities

The table below presents certain of our assets and liabilities measured at fair value at September 30, 2017, categorized by the level of inputs, as defined in the fair value hierarchy under GAAP, used in the valuation of each asset and liability:

		Fair Value at Reporting Date Using
		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
		Identical Assets	Observable Inputs	Inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)
Recurring Fair Value Measurements:
Assets:
Investment in RMR Inc. (1)	$81,484	$81,484	$—	$—

Liabilities:
Interest rate swap (2)	$(507)	$—	$(507)	$—

(1)
Our 1,586,836 shares of class A common stock of The RMR Group Inc., or RMR Inc., which are included in other assets in our condensed consolidated balance sheets, are reported at fair value which is based on quoted market prices (Level 1 inputs). Our historical cost basis for these shares is $42,686. The unrealized gain of $38,798 for these shares as of September 30, 2017 is included in cumulative other comprehensive income in our condensed consolidated balance sheet.

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

In addition to the assets and liabilities described in the table above, our financial instruments include cash and cash equivalents, restricted cash, rents receivable, our revolving credit facility, a term loan, senior unsecured notes, mortgage notes payable, accounts payable, rents collected in advance, security deposits and amounts due to related persons. At September 30, 2017 and December 31, 2016, the fair value of our financial instruments approximated their carrying values in our condensed consolidated financial statements, due to their short term nature or variable interest rates, except as follows:

	At September 30, 2017		At December 31, 2016
	Carrying	Estimated	Carrying	Estimated
	Value (1)	Fair Value	Value (1)	Fair Value
Senior unsecured notes, due 2018 at 2.85%	$349,586	$350,847	$348,667	$352,074
Senior unsecured notes, due 2020 at 3.60%	$396,895	$405,514	$395,955	$400,656
Senior unsecured notes, due 2022 at 4.15%	$295,930	$307,068	$295,301	$297,186
Senior unsecured notes, due 2024 at 4.25%	$342,554	$352,749	$—	$—
Senior unsecured notes, due 2025 at 4.50%	$391,122	$405,618	$390,377	$387,030
Mortgage notes payable	$227,772	$227,544	$245,643	$243,845

(1)	Includes unamortized debt issuance costs, premiums and discounts.

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

On September 14, 2017, we granted an aggregate of 57,850 of our common shares to our officers and certain other employees of RMR LLC valued at $23.11 per share, the closing price of our common shares on Nasdaq on that day.

Share Purchases:

On June 30, 2017, we purchased 222 of our common shares valued at $24.03 per share, the closing price of our common shares on Nasdaq on that day, from a former employee of RMR LLC in satisfaction of tax withholding and payment obligations in connection with the vesting of awards of our common shares.

On September 19, 2017, we purchased an aggregate of 13,126 of our common shares valued at $23.18 per common share, the closing price of our common shares on Nasdaq on that day, from our officers and certain other employees of RMR LLC in satisfaction of tax withholding and payment obligations in connection with the vesting of awards of our common shares.

Distributions:

On February 21, 2017, we paid a regular quarterly distribution of $0.51 per common share, or $45,608, to shareholders of record on January 23, 2017. On May 18, 2017, we paid a regular quarterly distribution of $0.51 per common share, or $45,608, to shareholders of record on April 21, 2017. On August 17, 2017, we paid a regular quarterly distribution of $0.51 per common share, or approximately $45,616, to shareholders of record on July 24, 2017. On October 12, 2017, we declared a regular quarterly distribution of $0.51 per common share, or approximately $45,600, to shareholders of record on October 23, 2017. We expect to pay this distribution on or about November 16, 2017.

Note 9. Cumulative Other Comprehensive Income

The following tables present changes in the amounts we recognized in cumulative other comprehensive income by component for the three and nine months ended September 30, 2017:

	Three Months Ended September 30, 2017
	Unrealized Gain	Unrealized	Equity in
	on Investment	Gain	Unrealized Gain
	in Available for	on Derivative	(Loss) of an
	Sale Securities	Instruments (1)	an Investee (2)	Total
Balance at June 30, 2017	$34,514	$403	$289	$35,206

Other comprehensive income before reclassifications	4,284	2	125	4,411
Amounts reclassified from cumulative other comprehensive income to net income	—	25	(9)	16
Net current period other comprehensive income	4,284	27	116	4,427
Balance at September 30, 2017	$38,798	$430	$405	$39,633

(1)	Amounts reclassified from cumulative other comprehensive income are included in interest expense in our condensed consolidated statements of comprehensive income.

(2)	Amounts reclassified from cumulative other comprehensive income are included in equity in earnings of an investee in our condensed consolidated statements of comprehensive income.

	Nine Months Ended September 30, 2017
	Unrealized Gain	Unrealized	Equity in
	on Investment	Gain (Loss)	Unrealized Gain
	in Available for	on Derivative	(Loss) of an
	Sale Securities	Instruments (1)	Investee (2)	Total
Balance at December 31, 2016	$19,994	$369	$109	$20,472

Other comprehensive income (loss) before reclassifications	18,804	(85)	322	19,041
Amounts reclassified from cumulative other comprehensive income to net income	—	146	(26)	120
Net current period other comprehensive income	18,804	61	296	19,161
Balance at September 30, 2017	$38,798	$430	$405	$39,633

(1)	Amounts reclassified from cumulative other comprehensive income are included in interest expense in our condensed consolidated statements of comprehensive income.

(2)	Amounts reclassified from cumulative other comprehensive income are included in equity in earnings of an investee in our condensed consolidated statements of comprehensive income.

Note 10. Weighted Average Common Shares

The following table provides a reconciliation of the weighted average number of common shares used in the calculation of basic and diluted earnings per share (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Weighted average common shares for basic earnings per share	89,355	89,308	89,341	89,295
Effect of dilutive securities: unvested share awards	24	26	23	23
Weighted average common shares for diluted earnings per share	89,379	89,334	89,364	89,318

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

Pursuant to our business management agreement with RMR LLC, we recognized net business management fees of $61 and $5,739 for the three months ended September 30, 2017 and 2016, respectively, and $19,944 and $16,187 for the nine months ended September 30, 2017 and 2016, respectively. As of September 30, 2017, we estimated annual incentive fees for 2017 to be $3,288 based on our common share total return, as defined. The business management fee expense for the three months ended September 30, 2017 includes a reduction of $5,478 to reverse the part of a prior 2017 period accrual for estimated incentive fees that exceeded the amount estimated as of September 30, 2017. The actual amount of annual incentive fees payable to RMR LLC for 2017, if any, will be based on our common share total return, as defined, for the three year period ending December 31, 2017, and will be payable in 2018. The net business management fees we recognized are included in general and administrative expenses in our condensed consolidated statements of comprehensive income.

Pursuant to our property management agreement with RMR LLC, we recognized aggregate net property management and construction supervision fees of $3,340 and $3,224 for the three months ended September 30, 2017 and 2016, respectively, and $9,766 and $9,522 for the nine months ended September 30, 2017 and 2016, respectively. These amounts are included in other operating expenses or have been capitalized, as appropriate, in our condensed consolidated financial statements.

We are generally responsible for all of our operating expenses, including certain expenses incurred by RMR LLC on our behalf. Our property level operating expenses, including certain payroll and related costs incurred by RMR LLC, are generally incorporated into rents charged to our tenants. We reimbursed RMR LLC $2,162 and $2,177 for property management related expenses for the three months ended September 30, 2017 and 2016, respectively, and $6,105 and $5,587 for the nine months ended September 30, 2017 and 2016, respectively, which amounts are included in other operating expenses in our condensed consolidated statements of comprehensive income. In addition, we are responsible for our share of RMR LLC’s costs for providing our internal audit function. The amounts recognized as expense for internal audit costs were $67 and $34 for the three months ended September 30, 2017 and 2016, respectively, and $201 and $168 for the nine months ended September 30, 2017 and 2016, respectively. These amounts are included in general and administrative expenses in our condensed consolidated statements of comprehensive income for these periods.

Note 12. Related Person Transactions
We have relationships and historical and continuing transactions with RMR LLC, RMR Inc., Government Properties Income Trust, or GOV, Affiliates Insurance Company, an Indiana insurance company, or AIC, and others related to them, including other companies to which RMR LLC provides management services and which have trustees, directors and officers who are also our Trustees or officers.
Our Manager, RMR LLC. See Note 11 for further information regarding our management agreements with RMR LLC.
We have historically granted share awards to certain RMR LLC employees under our equity compensation plans. In September 2017 and 2016, we granted annual share awards of 57,850 and 53,400 of our common shares, respectively, to our officers and to other employees of RMR LLC. In September 2017 and 2016, we purchased 13,126 and 11,017 of our common shares, respectively, at the closing price of our common shares on the Nasdaq on the date of purchase, from certain employees of RMR LLC in satisfaction of tax withholding and payment obligations in connection with the vesting of awards of our common shares. We include amounts recognized as expense for share awards to RMR LLC employees in general and administrative expenses in our condensed consolidated statements of comprehensive income.
RMR Inc. RMR LLC is a subsidiary of RMR Inc. and RMR Inc. is the managing member of RMR LLC. The controlling shareholder of RMR Inc., ABP Trust, is owned by our Managing Trustees. As of September 30, 2017, we owned 1,586,836 shares of class A common stock of RMR Inc. See Note 7 for further information regarding our investment in RMR Inc.

GOV. GOV is our largest shareholder. As of September 30, 2017, GOV owned 24,918,421, or approximately 27.8%, of our outstanding common shares. Our Managing Trustees are also managing trustees of GOV, our President and Chief Operating

Officer also serves as the president and chief operating officer of GOV and one of our Independent Trustees serves as an independent trustee of GOV. RMR LLC provides management services to GOV and us.

AIC. We, ABP Trust, GOV and four other companies to which RMR LLC provides management services currently own AIC in equal amounts. We and the other AIC shareholders participate in a combined property insurance program arranged and reinsured in part by AIC. We paid aggregate annual premiums, including taxes and fees, of approximately $2,029 in connection with this insurance program for the policy year ending June 30, 2018, which amount may be adjusted from time to time as we acquire and dispose of properties that are included in this insurance program.

As of September 30, 2017 and December 31, 2016, our investment in AIC had a carrying value of $7,945 and $7,116, respectively. These amounts are included in other assets in our condensed consolidated balance sheets. We recognized income related to our investment in AIC, which amounts are presented as equity in earnings of an investee in our condensed consolidated statements of comprehensive income. Our other comprehensive income includes our proportionate part of unrealized gains (losses) on securities which are owned and held for sale by AIC.

For further information about these and certain other related person relationships and transactions, please refer to our Annual Report.

Note 13. Contingencies

We believe some of our properties may contain asbestos. We believe any asbestos on our properties is contained in accordance with applicable laws and regulations and we have no current plans to remove it. If we removed the asbestos or demolished the affected properties, certain environmental regulations govern the manner in which the asbestos must be handled and removed, and we could incur substantial costs complying with such regulations. Due to the uncertainty of the timing and amount of costs we may incur, we cannot reasonably estimate the fair value and we have not recognized a liability in our financial statements for these costs. Certain of our industrial lands in Hawaii may require environmental remediation, especially if the use of those lands is changed; however, we do not have any present plans to change the use of those lands or to undertake this environmental cleanup. In general, we do not have any insurance designated to limit any losses that we may incur as a result of known or unknown environmental conditions which are not caused by an insured event, such as, for example, fire or flood, although some of our tenants may maintain such insurance. However, as of both September 30, 2017 and December 31, 2016, accrued environmental remediation costs of $8,160 were included in accounts payable and other liabilities in our condensed consolidated balance sheets. These accrued environmental remediation costs relate to maintenance of our properties for current uses, and, because of the indeterminable timing of the remediation, these amounts have not been discounted to present value. Although we do not believe that there are environmental conditions at any of our properties that will have a material adverse effect on us, we cannot be sure that such conditions or costs are not present in our properties or that other costs we incur to remediate contamination will not have a material adverse effect on our business or financial condition. Charges for environmental remediation costs, if any, are included in other operating expenses in our condensed consolidated statements of comprehensive income.

In March 2017, one of our tenants filed for bankruptcy and rejected two leases with us: (i) a lease for a property located in Huntsville, AL with approximately 1,400,000 rentable square feet and an original lease term until August 2032 and (ii) a lease for a property in Hanover, PA with approximately 502,000 rentable square feet and an original lease term until September 2028. The Huntsville, AL property is occupied by a subtenant of our former tenant who is now contractually obligated to pay rent to us in an amount equal to the rent under the former tenant’s lease for a term that runs concurrently with our former tenant’s original lease term, but subject to certain tenant termination rights. We expect that the lost rents plus carrying costs, such as real estate taxes, insurance, security and other operating costs, from a fully vacant Hanover, PA property may total approximately $3,800 per year. The bankruptcy court overseeing this matter recently granted us permission to offset our damages with a $3,739 security deposit held from the bankrupt former tenant with respect to the Hanover, PA property. During the three months ended March 31, 2017, we recorded a non-cash charge of $12,517 to write off straight line rents receivable (net of the $3,739 security deposit) related to the rejected leases with the bankrupt former tenant at both properties plus an impairment charge of $4,047 related to the write-off of lease intangibles related to the property located in Hanover, PA.

On June 29, 2016, we received an assessment from the State of Washington for real estate excise tax, interest and penalties of $2,837 on certain properties we acquired in connection with our acquisition of Cole Corporate Income Trust, Inc. in January 2015. We believe we are not liable for this tax and are disputing the assessment. As of September 30, 2017, we have not recorded a loss reserve related to this matter.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following information should be read in conjunction with our condensed consolidated financial statements and accompanying notes included in this Quarterly Report on Form 10-Q and with our Annual Report.

OVERVIEW

We are a real estate investment trust, or REIT, organized under Maryland law. As of September 30, 2017, we owned 366 buildings (including leasable land parcels and easements) located in 36 states that contain approximately 45.5 million rentable square feet and were approximately 96.2% leased (based on rentable square feet). For the nine months ended September 30, 2017, approximately 79.9% of our total revenue was from 137 buildings located throughout the U.S. mainland, or our Mainland Properties. The remainder, or 20.1%, of our total revenue for the nine months ended September 30, 2017, was from 229 buildings, leasable land parcels and easements with approximately 17.8 million rentable square feet on the island of Oahu, HI, or our Hawaii Properties. As of September 30, 2017, our properties were leased to 319 different tenants, with a weighted average remaining lease term (based on annualized rental revenues) of approximately 9.5 years. We define the term annualized rental revenues as used in this section as the annualized contractual rents, as of September 30, 2017, including straight line rent adjustments and excluding lease value amortization, adjusted for tenant concessions including free rent and amounts reimbursed to tenants, plus estimated recurring expense reimbursements from tenants.

Property Operations

As of September 30, 2017, 96.2% of our rentable square feet was leased, compared to 96.8% of our rentable square feet as of September 30, 2016. Occupancy data for our buildings as of September 30, 2017 and 2016 is as follows (square feet in thousands):

	All Properties		Comparable Properties (1)
	As of September 30,		As of September 30,
	2017	2016	2017	2016
Total buildings, leasable land parcels and easements (2)	366	361	360	360
Total rentable square feet (3)	45,496	44,763	44,741	44,706
Percent leased (4)	96.2%	96.8%	96.1%	96.8%

(1)	Consists of 360 buildings, leasable land parcels and easements that we owned continuously since January 1, 2016.

(2)	Includes 229 buildings, leasable land parcels and easements with approximately 17,778 square feet which are primarily leasable industrial and commercial lands located in Hawaii.

(3)	Subject to modest adjustments when space is re-measured or re-configured for new tenants and when land leases are converted to building leases.

(4)
Percent leased includes (i) space being fitted out for occupancy pursuant to existing leases as of September 30, 2017, if any, and (ii) space which is leased but is not occupied or is being offered for sublease by tenants, if any.

The average annualized effective rental rates per square foot leased, as defined below, for our properties for the three and nine months ended September 30, 2017 and 2016 are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Average annualized effective rental rates per square foot leased: (1)
All properties	$10.82	$10.62	10.76	10.64
Comparable properties (2)	$10.67	$10.62	10.66	10.64

(1)
Average annualized effective rental rates per square foot leased represent annualized total revenues during the period specified divided by the average rentable square feet leased during the period specified.

(2)
Comparable properties for the three months ended September 30, 2017 and 2016 consist of 360 buildings, leasable land parcels and easements that we owned continuously since July 1, 2016. Comparable properties for the nine months ended September 30, 2017 and 2016 consist of 360 buildings, leasable land parcels and easements that we owned continuously since January 1, 2016.

During the three months ended September 30, 2017, we entered lease renewals and new leases for approximately 266,000 square feet at weighted average rental rates that were approximately 0.5% higher than prior rates for the same space. The weighted average (by square feet) lease term for new and renewal leases entered during the three months ended September 30, 2017 was 8.9 years. Commitments for tenant improvements, leasing costs and concessions for leases entered during the three months ended September 30, 2017 totaled approximately $0.5 million, or approximately $0.20 per square foot per year of the weighted average lease term. During the three months ended September 30, 2017, we also completed a rent reset at one of our Hawaii Properties for approximately 27,000 square feet of land at a rental rate that was approximately 45.3% higher than the prior rental rate.

Revenues from our Hawaii Properties, which represented approximately 20.1% of our total revenue for the nine months ended September 30, 2017, have generally increased under our ownership as rents under the leases for those properties have been reset or renewed. Because of the increased rents and the strong demand to lease our Hawaii Properties in the past and our expectations regarding economic conditions where our Hawaii Properties are located, we believe that the rents we may realize from our Hawaii Properties may increase in the future, although the impact of such future increases through 2018 is expected to be modest because fewer leases are subject to rent resets than during the past few years.

As shown in the table below, approximately 2.9% of our total rented square feet and approximately 3.2% of our total annualized rental revenues as of September 30, 2017, are included in leases scheduled to expire by December 31, 2018. As of September 30, 2017, our lease expirations by year are as follows (square feet and dollars in thousands):

				Cumulative		Percent of
			Percent of	Percent of		Total	Cumulative
			Total	Total	Annualized	Annualized	Percent of Total
		Rented	Rented	Rented	Rental	Rental	Annualized
	Number of	Square Feet	Square Feet	Square Feet	Revenues	Revenues	Rental Revenues
Period/Year	Tenants	Expiring (1)	Expiring (1)	Expiring (1)	Expiring	Expiring	Expiring
10/1/2017 - 12/31/2017	4	219	0.5%	0.5%	$2,804	0.6%	0.6%
2018	25	1,034	2.4%	2.9%	11,996	2.6%	3.2%
2019	21	1,954	4.5%	7.4%	9,100	1.9%	5.1%
2020	20	939	2.1%	9.5%	7,696	1.6%	6.7%
2021	20	1,404	3.2%	12.7%	12,924	2.8%	9.5%
2022	73	3,948	9.0%	21.7%	50,112	10.7%	20.2%
2023	26	3,043	7.0%	28.7%	40,311	8.6%	28.8%
2024	23	7,001	16.0%	44.7%	69,060	14.7%	43.5%
2025	17	1,770	4.0%	48.7%	26,485	5.7%	49.2%
2026	8	1,701	3.9%	52.6%	26,406	5.6%	54.8%
Thereafter	110	20,740	47.4%	100.0%	211,790	45.2%	100.0%
Total	347	43,753	100.0%		$468,684	100.0%

Weighted average remaining lease term (in years):		9.9			9.5

(1)
Rented square feet is pursuant to existing leases as of September 30, 2017, and includes (i) space being fitted out for occupancy, if any, and (ii) space which is leased but is not occupied or is being offered for sublease by tenants, if any.

A significant portion of our Hawaii Properties are lands leased for rents that are periodically reset based on then current fair market values, generally every five to ten years. The following chart shows the annualized rental revenues as of September 30, 2017 scheduled to reset at our Hawaii lands:

Scheduled Rent Resets at Hawaii Lands
(dollars in thousands)

Annualized
Rental Revenues
as of September 30, 2017
Scheduled to Reset
10/1/2017 - 12/31/2017	$760
2018	2,553
2019	10,903
2020 and thereafter	19,799
Total	$34,015

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

Since the leases at certain of our Hawaii lands were originally entered, in some cases as long as 40 or 50 years ago, the characteristics of the neighborhoods in the vicinity of some of those properties have changed. In such circumstances, we and our predecessor have sometimes engaged in redevelopment activities to change the character of certain properties in order to increase rents. Because our Hawaii lands are currently experiencing strong demand for their current uses, we do not currently expect redevelopment efforts in Hawaii to become a major activity of ours in the foreseeable future; however, we may undertake such activities on a selective basis.

We generally will seek to renew or extend the terms of leases relating to our Mainland Properties as the lease expirations approach. Because of the capital improvements many of the tenants in our Mainland Properties have invested in the properties they lease from us and because many of these properties appear to be of strategic importance to our tenants’ businesses, we believe that it is likely that these tenants will renew or extend their leases when they expire. If we are unable to extend or renew our leases, it may be time consuming and expensive to relet some of our properties.

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

In March 2017, one of our tenants filed for bankruptcy and rejected two leases with us: (i) a lease for a property located in Huntsville, AL with approximately 1.4 million rentable square feet and an original lease term until August 2032 and (ii) a lease for a property in Hanover, PA with approximately 502,000 rentable square feet and an original lease term until September 2028. The Huntsville, AL property is occupied by a subtenant of our former tenant who is now contractually obligated to pay rent to us in an amount equal to the rent under the former tenant’s lease for a term that runs concurrently with our former tenant’s original lease term, but subject to certain tenant termination rights. We expect that the lost rents plus carrying costs, such as real estate taxes, insurance, security and other operating costs, from a fully vacant Hanover, PA property may total approximately $3.8 million per year. The bankruptcy court overseeing this matter recently granted us permission to offset our damages with a $3.7 million security deposit held from the bankrupt former tenant with respect to the Hanover, PA property. During the three months ended March, 31, 2017, we recorded a non-cash charge of $12.5 million to write off straight line rents receivable (net of the $3.7 million security deposit) related to the rejected leases with the bankrupt former tenant at both properties plus an impairment charge of $4.0 million related to the write-off of lease intangibles related to the property located in Hanover, PA.

We generally receive rents from our tenants monthly in advance. As of September 30, 2017, tenants representing 1% or more of our total annualized rental revenues were as follows (square feet in thousands):

					% of
			Rented	% of Total	Annualized Rental
Tenant		Property Type	Sq. Ft. (1)	Rented Sq. Ft. (1)	Revenues
1.	Shook, Hardy & Bacon L.L.P.	Mainland Office	596	1.4%	3.9%
2.	Tellabs, Inc.	Mainland Office	820	1.9%	3.6%
3.	Amazon.com, Inc.	Mainland Industrial	3,048	7.0%	3.4%
4.	Noble Energy, Inc.	Mainland Office	497	1.1%	3.1%
5.	Bank of America, National Association	Mainland Office	554	1.3%	3.1%
6.	Tesoro Corporation	Mainland Office	618	1.4%	2.9%
7.	F5 Networks, Inc.	Mainland Office	299	0.7%	2.8%
8.	WestRock Company	Mainland Office	311	0.7%	2.3%
9.	Orbital ATK, Inc.	Mainland Office	337	0.8%	2.2%
10.	Technicolor SA	Mainland Industrial	1,371	3.1%	2.1%
11.	Tyson Foods, Inc.	Mainland Office	248	0.6%	2.1%
12.	FedEx Corporation	Mainland Office; Mainland Industrial	830	1.9%	1.8%
13.	Micro Focus Software Inc.	Mainland Office	406	0.9%	1.7%
14.	PNC Bank, National Association	Mainland Office	441	1.0%	1.4%
15.	ServiceNow, Inc.	Mainland Office	149	0.3%	1.3%
16.	Allstate Insurance Company	Mainland Office	458	1.0%	1.3%
17.	Church & Dwight Co., Inc.	Mainland Office	250	0.6%	1.3%
18.	Compass Group USA, Inc.	Mainland Office	267	0.6%	1.3%
19.	Restoration Hardware, Inc.	Mainland Industrial	1,195	2.7%	1.3%
20.	Tailored Brands, Inc.	Mainland Office	206	0.5%	1.2%
21.	Automatic Data Processing, Inc.	Mainland Office	289	0.7%	1.2%
22.	Primerica Life Insurance Company	Mainland Office	344	0.8%	1.1%
23.	United Launch Alliance, LLC	Mainland Office	168	0.4%	1.1%
24.	American Tire Distributors, Inc.	Mainland Industrial	722	1.7%	1.1%
25.	The Southern Company	Mainland Office	448	1.0%	1.0%
26.	Red Hat, Inc.	Mainland Office	175	0.4%	1.0%
	Total		15,047	34.5%	50.6%

(1)
Rented square feet is pursuant to existing leases as of September 30, 2017, and includes (i) space being fitted out for occupancy, if any, and (ii) space which is leased but is not occupied or is being offered for sublease by tenants, if any.

Investment Activities (dollars in thousands)

During the nine months ended September 30, 2017, we acquired three properties (four buildings) with a combined 648,017 rentable square feet for an aggregate purchase price of $116,458, excluding acquisition related costs of $719. We also acquired a land parcel adjacent to one of our properties located in McAlester, OK for $226, excluding $55 of acquisition related costs. We substantially completed the development of a 35,000 square foot expansion for the tenant at the McAlester, OK property.

In June 2017, we began marketing for sale a land parcel in Kapolei, HI with 417,610 rentable square feet. In July 2017, the prospective buyer of our mainland office property (one building) located in Maynard, MA with 287,037 rentable square feet terminated the purchase agreement for that property.

Our strategy related to property acquisitions and dispositions is materially unchanged from that disclosed in our Annual Report. We currently intend to expand our investments by primarily acquiring single tenant, net leased properties throughout the mainland United States, and we expect to use the extensive nationwide resources of RMR LLC to locate and acquire such properties. One of our goals in acquiring properties will be to further diversify our sources of rents and thus improve the security of our revenues. Another goal will be to purchase properties that produce rents, less property operating expenses, that are greater than our capital costs for the properties and, accordingly, may allow us to increase distributions to our shareholders over time. We expect that most of our acquisition efforts will focus on office and industrial properties; however, we may consider acquiring other types of properties, including properties which are net leased to single tenants for retail uses and special purpose properties specifically suited to particular tenants’ requirements. We also may acquire properties in Hawaii, but we currently expect this will not be a significant part of our future acquisitions because there are limited opportunities to acquire properties in Hawaii, especially to acquire lands which are leased to third party tenants. Generally, we identify properties for sale based on market conditions in the area where the property is located, our expectations regarding property future financial performance, our expectations regarding lease renewals, our plans with regard to particular properties or alternative opportunities we may wish to pursue. Our plans for particular properties and other strategic considerations may cause us to change our acquisition and disposition strategies, and we may do so at any time and without shareholder approval.

For more information regarding our investment activities, see Note 3 to the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Financing Activities

On May 15, 2017, we issued $350,000 aggregate principal amount of 4.25% senior unsecured notes due 2024 in an underwritten public offering. Net proceeds from this offering were $342,197 after discounts and expenses and were used to repay amounts outstanding under our revolving credit facility and for general business purposes.

On July 3, 2017, we repaid at par a $17,361 5.95% mortgage note using cash on hand and borrowings under our revolving credit facility.

For more information regarding our financing activities, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Our Investment and Financing Liquidity and Resources” of this Quarterly Report on Form 10-Q.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2017, Compared to Three Months Ended September 30, 2016 (dollars and share amounts in thousands, except per share data)

	Comparable Properties Results (1)				Acquired Properties Results (2)			Consolidated Results
	Three Months Ended September 30,				Three Months Ended September 30,			Three Months Ended September 30,
			$	%			$			$	%
	2017	2016	Change	Change	2017	2016	Change	2017	2016	Change	Change
Revenues:
Rental income	$95,475	$95,857	$(382)	(0.4)%	$3,160	$180	$2,980	$98,635	$96,037	$2,598	2.7%
Tenant reimbursements and other income	19,083	18,999	84	0.4%	296	—	296	19,379	18,999	380	2.0%
Total revenues	114,558	114,856	(298)	(0.3)%	3,456	180	3,276	118,014	115,036	2,978	2.6%

Operating expenses:
Real estate taxes	11,153	10,755	398	3.7%	336	—	336	11,489	10,755	734	6.8%
Other operating expenses	13,904	14,384	(480)	(3.3)%	745	10	735	14,649	14,394	255	1.8%
Total operating expenses	25,057	25,139	(82)	(0.3)%	1,081	10	1,071	26,138	25,149	989	3.9%

Net operating income (3)	$89,501	$89,717	$(216)	(0.2)%	$2,375	$170	$2,205	91,876	89,887	1,989	2.2%

Other expenses:
Depreciation and amortization								34,713	33,366	1,347	4.0%
Acquisition related costs								—	13	(13)	(100.0)%
General and administrative								1,589	7,553	(5,964)	(79.0)%
Total other expenses								36,302	40,932	(4,630)	(11.3)%
Operating income								55,574	48,955	6,619	13.5%
Dividend income								397	397	—	—%
Interest expense								(24,383)	(20,690)	(3,693)	17.8%
Income before income tax expense and equity in earnings of an investee								31,588	28,662	2,926	10.2%
Income tax expense								(177)	(107)	(70)	65.4%
Equity in earnings of an investee								31	13	18	138.5%
Net income								31,442	28,568	2,874	10.1%
Net income allocated to noncontrolling interest								—	—	—	—%
Net income attributed to SIR								$31,442	$28,568	$2,874	10.1%

Weighted average common shares outstanding - basic								89,355	89,308	47	0.10%
Weighted average common shares outstanding - diluted								89,379	89,334	45	0.10%

Net income attributed to SIR per common share - basic and diluted								$0.35	$0.32	$0.03	9.4%

Reconciliation of Net Income to Net Operating Income (3):
Net income								$31,442	$28,568
Equity in earnings of an investee								(31)	(13)
Income tax expense								177	107
Income before income tax expense and equity in earnings of an investee								31,588	28,662
Interest expense								24,383	20,690
Dividend income								(397)	(397)
Operating income								55,574	48,955

General and administrative								1,589	7,553
Acquisition related costs								—	13
Depreciation and amortization								34,713	33,366
Net operating income								$91,876	$89,887

	2017	2016
Reconciliation of Net Income Attributed to SIR to Funds From Operations Attributed to SIR and Normalized Funds From Operations Attributed to SIR (4):
Net income attributed to SIR	$31,442	$28,568
Plus: depreciation and amortization	34,713	33,366
FFO attributed to SIR	66,155	61,934
Plus: acquisition related costs	—	13
Plus: estimated business management incentive fees (5)	(5,478)	—
Normalized FFO attributed to SIR	$60,677	$61,947

FFO attributed to SIR per common share - basic and diluted	$0.74	$0.69
Normalized FFO attributed to SIR per common share - basic and diluted	$0.68	$0.69

(1)	Consists of 360 buildings, leasable land parcels and easements that we owned continuously since July 1, 2016.

(2)	Consists of six buildings that we acquired during the period from July 1, 2016 to September 30, 2017.

(3)
The calculation of net operating income, or NOI, excludes certain components of net income in order to provide results that are more closely related to our property level results of operations. We calculate NOI as shown above. We define NOI as income from our rental of real estate less our property operating expenses. NOI excludes amortization of capitalized tenant improvement costs and leasing commissions that we record as depreciation and amortization. We consider NOI to be an appropriate supplemental measure to net income because it may help both investors and management to understand the operations of our properties. We use NOI to evaluate individual and company wide property level performance, and we believe that NOI provides useful information to investors regarding our results of operations because it reflects only those income and expense items that are generated and incurred at the property level and may facilitate comparisons of our operating performance between periods and with other REITs. NOI does not represent cash generated by operating activities in accordance with GAAP and should not be considered an alternative to net income, net income attributed to SIR or operating income as an indicator of our operating performance or as a measure of our liquidity. This measure should be considered in conjunction with net income, net income attributed to SIR and operating income as presented in our condensed consolidated statements of comprehensive income. Other real estate companies and REITs may calculate NOI differently than we do.

(4)
We calculate funds from operations, or FFO, attributed to SIR and normalized funds from operations, or Normalized FFO, attributed to SIR as shown above. FFO attributed to SIR is calculated on the basis defined by The National Association of Real Estate Investment Trusts, or NAREIT, which is net income, calculated in accordance with GAAP, plus real estate depreciation and amortization, loss on impairment of real estate assets and the difference between net income and FFO allocated to noncontrolling interest, as well as certain other adjustments currently not applicable to us. Our calculation of Normalized FFO attributed to SIR differs from NAREIT’s definition of FFO because we include business management incentive fees, if any, only in the fourth quarter versus the quarter when they are recognized as expense in accordance with GAAP due to their quarterly volatility not necessarily being indicative of our core operating performance and the uncertainty as to whether any such business management incentive fees will be payable when all contingencies for determining such fees are known at the end of the calendar year and we exclude acquisition related costs expensed under GAAP, loss on asset impairment and Normalized FFO, net of FFO, from noncontrolling interest, if any. We consider FFO attributed to SIR and Normalized FFO attributed to SIR to be appropriate supplemental measures of operating performance for a REIT, along with net income, net income attributed to a REIT and operating income. We believe that FFO attributed to SIR and Normalized FFO attributed to SIR provide useful information to investors because by excluding the effects of certain historical amounts, such as depreciation expense, FFO attributed to SIR and Normalized FFO attributed to SIR may facilitate a comparison of our operating performance between periods and with other REITs. FFO attributed to SIR and Normalized FFO attributed to SIR are among the factors considered by our Board of Trustees when determining the amount of distributions to our shareholders. Other factors include, but are not limited to, requirements to maintain our qualification for taxation as a REIT, limitations in our credit agreement and public debt covenants, the availability to us of debt and equity capital, our expectation of our future capital requirements and operating performance and our expected needs and availability of cash to pay our obligations. FFO attributed to SIR and Normalized FFO attributed to SIR do not represent cash generated by operating activities in accordance with GAAP and should not be considered alternatives to net income, net income attributed to SIR or operating income as indicators of our operating performance or as measures of our liquidity. These measures should be considered in conjunction with net income, net income attributed to SIR and operating income as presented in our condensed consolidated statements of comprehensive income. Other real estate companies and REITs may calculate FFO and Normalized FFO differently than we do.

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

References to changes in the income and expense categories below relate to the comparison of results for the three months ended September 30, 2017, compared to the three months ended September 30, 2016. Our acquisition activity reflects our acquisition of five properties (six buildings) subsequent to July 1, 2016.

Rental income. The increase in rental income was a result of our acquisition activity, partially offset by a decline in rental income from our comparable properties primarily due to a decline in occupancy during 2016 and 2017. Rental income includes non-cash straight line rent adjustments totaling approximately $5,581 for the 2017 period and approximately $6,483 for the 2016 period, and net amortization of acquired real estate leases and assumed real estate lease obligations totaling approximately $547 for the 2017 period and approximately $443 for the 2016 period.

Tenant reimbursements and other income. The increase in tenant reimbursements and other income was primarily a result of our acquisition activity.

Real estate taxes. The increase in real estate taxes primarily reflects tax valuation and tax rate increases at certain of our comparable properties and our acquisition activity.

Other operating expenses. Other operating expenses primarily include property maintenance, environmental remediation, utilities, insurance, bad debt, legal and property management fees, net of amortization of the liability we recorded in connection with our acquisition of RMR Inc. shares. The increase in other operating expenses primarily reflects our acquisition activity, partially offset by a decrease in utilities and other property related expenses at our comparable properties.

Depreciation and amortization. The increase in depreciation and amortization primarily reflects our acquisition activity plus an increase resulting from depreciation of capital improvements at our comparable properties.

Acquisition related costs. Acquisition related costs reflect costs related to our 2016 property acquisitions and related activities. Pursuant to changes in GAAP, beginning in 2017, we generally capitalize our asset acquisition related costs.

General and administrative. General and administrative expenses primarily include fees paid under our business management agreement, net of amortization of the liability we recorded in connection with our acquisition of RMR Inc. shares, legal fees, audit fees, Trustee cash fees and equity compensation expense related to awards to our Trustees, our officers and certain RMR LLC employees. The decrease in general and administrative expenses in the 2017 period primarily reflects the reversal of previously accrued estimated business management incentive fees recognized for the 2017 period and decreases in business management base fees and equity compensation expense resulting from the decrease in our average share price.

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

Net income. The increase in net income for the 2017 period compared to the 2016 period reflects the changes noted above.

Weighted average common shares outstanding. The increase in weighted average common shares outstanding primarily reflects shares granted to our officers and certain other employees of RMR LLC in September 2017 and September 2016.

Net income attributed to SIR per common share - basic and diluted. The increase in net income attributed to SIR per common share primarily reflects the changes to net income noted above.

Nine Months Ended September 30, 2017, Compared to Nine Months Ended September 30, 2016 (dollars and share amounts in thousands, except per share data)

	Comparable Properties Results (1)				Acquired Properties Results (2)			Consolidated Results
	Nine Months Ended September 30,				Nine Months Ended September 30,			Nine Months Ended September 30,
			$	%			$			$	%
	2017	2016	Change	Change	2017	2016	Change	2017	2016	Change	Change
Revenues:
Rental income	$287,779	$290,332	$(2,553)	(0.9)%	$5,241	$180	$5,061	$293,020	$290,512	$2,508	0.9%
Tenant reimbursements and other income	56,146	56,660	(514)	(0.9)%	1,012	—	1,012	57,158	56,660	498	0.9%
Total revenues	343,925	346,992	(3,067)	(0.9)%	6,253	180	6,073	350,178	347,172	3,006	0.9%

Operating expenses:
Real estate taxes	32,620	31,565	1,055	3.3%	548	—	548	33,168	31,565	1,603	5.1%
Other operating expenses	39,829	39,977	(148)	(0.4)%	1,210	10	1,200	41,039	39,987	1,052	2.6%
Total operating expenses	72,449	71,542	907	1.3%	1,758	10	1,748	74,207	71,552	2,655	3.7%

NOI (3)	$271,476	$275,450	$(3,974)	(1.4)%	$4,495	$170	$4,325	275,971	275,620	351	0.1%

Other expenses:
Depreciation and amortization								102,770	100,240	2,530	2.5%
Acquisition related costs								—	71	(71)	(100.0)%
General and administrative								24,658	21,903	2,755	12.6%
Write-off of straight line rents receivable, net								12,517	—	12,517	100.0%
Loss on asset impairment								4,047	—	4,047	100.0%
Loss on impairment of real estate assets								229	—	229	100.0%
Total other expenses								144,221	122,214	22,007	18.0%
Operating income								131,750	153,406	(21,656)	(14.1)%
Dividend income								1,190	872	318	36.5%
Interest expense								(68,278)	(61,883)	(6,395)	10.3%
Income before income tax expense and equity in earnings of an investee								64,662	92,395	(27,733)	(30.0)%
Income tax expense								(364)	(370)	6	(1.6)%
Equity in earnings of an investee								533	107	426	398.1%
Net income								64,831	92,132	(27,301)	(29.6)%
Net income allocated to noncontrolling interest								—	(33)	33	(100.0)%
Net income attributed to SIR								$64,831	$92,099	$(27,268)	(29.6)%

Weighted average common shares outstanding - basic								89,341	89,295	46	0.10%
Weighted average common shares outstanding - diluted								89,364	89,318	46	0.10%

Net income attributed to SIR per common share - basic and diluted								$0.73	$1.03	$(0.30)	(29.1)%

Reconciliation of Net Income to NOI (3):
Net income								$64,831	$92,132
Equity in earnings of an investee								(533)	(107)
Income tax expense								364	370
Income before income tax expense and equity in earnings of an investee								64,662	92,395
Interest expense								68,278	61,883
Dividend income								(1,190)	(872)
Operating income								131,750	153,406

Loss on impairment of real estate assets								229	—
Loss on asset impairment								4,047	—
Write-off of straight line rents receivable, net								12,517	—
General and administrative								24,658	21,903
Acquisition related costs								—	71
Depreciation and amortization								102,770	100,240
NOI								$275,971	$275,620

	2017	2016
Reconciliation of Net Income Attributed to SIR to FFO Attributed to SIR and Normalized FFO Attributed to SIR (4):
Net income attributed to SIR	$64,831	$92,099
Plus: depreciation and amortization	102,770	100,240
Plus: loss on impairment of real estate assets	229	—
Plus: net income allocated to noncontrolling interest	—	33
Less: FFO allocated to noncontrolling interest	—	(77)
FFO attributed to SIR	167,830	192,295
Plus: acquisition related costs	—	71
Plus: estimated business management incentive fees (5)	3,288	—
Plus: loss on asset impairment (6)	4,047	—
Normalized FFO attributed to SIR	$175,165	$192,366

FFO attributed to SIR per common share - basic and diluted	$1.88	$2.15
Normalized FFO attributed to SIR per common share - basic and diluted	$1.96	$2.15

(1)	Consists of 360 buildings, leasable land parcels and easements that we owned continuously since January 1, 2016.

(2)	Consists of six buildings that we acquired during the period from January 1, 2016 to September 30, 2017.

(3)	See footnote (3) on page 21 for the definition of NOI.

(4)	See footnote (4) on page 21 for the definitions of FFO attributed to SIR and Normalized FFO attributed to SIR.

(5)	See footnote (5) on page 21 for more information on incentive fees under our business management agreement.

(6)
During the three months ended March 31, 2017, we recorded a $4,047 loss on asset impairment for unamortized lease intangibles related to a lease associated with a tenant bankruptcy at a property located in Hanover, PA. For further information regarding this tenant bankruptcy, see Note 13 to our condensed consolidated financial statements included in Part I, Item 1 of the Quarterly Report on this Form 10-Q.

References to changes in the income and expense categories below relate to the comparison of results for the nine months ended September 30, 2017, compared to the nine months ended September 30, 2016. Our acquisition activity reflects our acquisition of five properties (six buildings) subsequent to January 1, 2016.

Rental income. The increase in rental income was a result of our acquisition activity, partially offset by a decline in rental income from our comparable properties, primarily due to a decline in occupancy during 2016 and 2017. Rental income includes non-cash straight line rent adjustments (excluding the write-off of straight line rents receivable as described below) totaling approximately $16,361 for the 2017 period and approximately $19,054 for the 2016 period, and net amortization of acquired real estate leases and assumed real estate lease obligations totaling approximately $1,508 for the 2017 period and approximately $1,298 for the 2016 period.

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

Other operating expenses. The increase in other operating expenses primarily reflects our acquisition activity, partially offset by decreases in snow removal and insurance costs at certain of our comparable properties.

Depreciation and amortization. The increase in depreciation and amortization primarily reflects our acquisition activity plus an increase resulting from depreciation of capital improvements at our comparable properties.

Acquisition related costs. Acquisition related costs reflect costs related to our 2016 property acquisitions and related activities. Pursuant to changes in GAAP, beginning in 2017, we generally capitalize our asset acquisition related costs.

General and administrative. The increase in general and administrative expenses in the 2017 period primarily reflects estimated business management incentive fees recognized for the 2017 period and an increase in business management base fees resulting from the increase in our average share price.

Write-off of straight line rents receivable, net. We recorded a $12,517 non-cash write-off of straight line rents receivable, net of a $3,739 security deposit, related to a tenant bankruptcy in March 2017. For further information regarding this tenant bankruptcy, see Note 13 to our condensed consolidated financial statements included in Part I, Item 1 of the Quarterly Report on this Form 10-Q.

Loss on asset impairment. We recorded a $4,047 loss on asset impairment for unamortized lease intangibles related to the tenant bankruptcy in March 2017 referenced above.

Loss on impairment of real estate assets. We recorded a $229 loss on impairment of real estate assets in June 2017 to reduce the carrying value of one property located in Maynard, MA to its estimated fair value less costs to sell. As of September 30, 2017, we determined this property no longer meets the criteria to be classified as held for sale and, accordingly, we reclassified this property to held and used in operations.

Dividend income. Dividend income reflects cash dividends received from our investment in RMR Inc. shares.

Interest expense. The increase in interest expense primarily reflects the issuance on May 15, 2017 of $350,000 of 4.250% senior unsecured notes due 2024 and higher weighted average interest rates on borrowings under our revolving credit facility and term loan during the 2017 period compared to the 2016 period, partially offset by the repayment of $17,361 of mortgage debt in the 2017 period and $40,233 of mortgage debt in the 2016 period.

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

Weighted average common shares outstanding. The increase in weighted average common shares outstanding primarily reflects (i) shares granted to our Trustees in May 2017 and May 2016, and (ii) shares granted to our officers and certain other employees of RMR LLC in September 2017 and September 2016.

Net income attributed to SIR per common share - basic and diluted. The decrease in net income attributed to SIR per common share primarily reflects the changes to net income noted above.

LIQUIDITY AND CAPITAL RESOURCES

Our Operating Liquidity and Resources (dollars in thousands)

Our principal sources of funds to meet our operating and capital expenses, pay debt service obligations and make distributions to our common shareholders are rents from tenants at our properties and borrowings under our revolving credit facility. We believe that these sources of funds will be sufficient to meet our operating and capital expenses, pay debt service obligations and make distributions to our common shareholders for the next 12 months and for the foreseeable future thereafter. Our future cash flows from operating activities will depend primarily upon our ability to:

•	maintain or improve the occupancy of, and the rental rates at, our properties;

•	control our operating cost increases; and

•	purchase additional properties that produce cash flows in excess of our costs of acquisition capital and the related property operating expenses.

Cash flows provided by (used in) operating, investing and financing activities were $162,764, $(129,240) and $(37,496) for the nine months ended September 30, 2017, respectively, and $161,207, $(16,939) and $(145,447) for the nine months ended September 30, 2016, respectively. Cash provided by operating activities for the nine months ended September 30, 2017 increased compared to the corresponding prior year period primarily due to increased operating cash flows from the properties we acquired during 2017. The increase in cash used in investing activities for the nine months ended September 30, 2017 compared to the corresponding prior year period is due to increased acquisition and real estate improvement activities during the nine months ended September 30, 2017 compared to the corresponding prior year period. The decrease in cash used in financing activities for the nine months ended September 30, 2017 compared to the corresponding prior year period is primarily due to the issuance in May 2017 of $350,000 aggregate principal amount of 4.250% senior unsecured notes due 2024 and the purchase of a noncontrolling interest in one of our buildings in the 2016 period, partially offset by net activities, including funding of acquisitions, under our revolving credit facility and increased distributions to our common shareholders during the 2017 period compared to the 2016 period.

Our Investment and Financing Liquidity and Resources (dollars in thousands, except per share data)

Our future acquisitions or development of properties cannot be accurately projected because such acquisitions or development activities depend upon available opportunities that come to our attention and upon our ability to successfully acquire, develop and operate such properties. We generally do not intend to purchase "turn around" properties, or properties that do not generate positive cash flows, and, to the extent we conduct construction or redevelopment activities on our properties, we currently intend to conduct such activities primarily to satisfy tenant requirements or on a build to suit basis for existing or new tenants.

In order to fund acquisitions and to meet cash needs that may result from timing differences between our receipt of rents and our desire or need to make distributions or pay operating or capital expenses, we maintain a $750,000 unsecured revolving credit facility with a group of lenders. The maturity date of our revolving credit facility is March 29, 2019 and, subject to our payment of an extension fee and meeting other conditions, we have the option to extend the stated maturity date by one year to March 29, 2020. We pay interest on borrowings under our revolving credit facility at the rate of LIBOR plus a premium. We also pay a facility fee on the total amount of lending commitments under our revolving credit facility. Both the interest rate premium and the facility fee are subject to adjustment based upon changes to our credit ratings. At September 30, 2017, the interest rate premium on our revolving credit facility was 105 basis points and our facility fee was 20 basis points. We can borrow, repay and reborrow funds available under our revolving credit facility until maturity, and no principal repayment is due until maturity. As of September 30, 2017, the interest rate payable on borrowings under our revolving credit facility was 2.24%. As of September 30, 2017 and October 26, 2017, we had $102,000 and $82,000, respectively, outstanding under our revolving credit facility and $648,000 and $668,000, respectively, available to borrow under our revolving credit facility.

We have a $350,000 unsecured term loan that matures on March 31, 2020 and is prepayable by us at any time without penalty. Our term loan requires interest to be paid on the amount outstanding of LIBOR plus 115 basis points. The interest rate premium for our term loan is subject to adjustment based on changes to our credit ratings. As of September 30, 2017, the interest rate payable on borrowings under our term loan was 2.39%. In May 2017, Moody's Investors Service, or Moody's, updated our rating outlook to negative, which may imply that Moody's will downgrade our credit rating. If our credit rating from Moody's is downgraded in the future, our interest rate premium for our revolving credit facility and term loan and the facility fee for our revolving credit facility will increase.

The credit agreement governing our revolving credit facility and term loan includes a feature under which the maximum borrowing availability under the facilities may be increased to up to $2,200,000 on a combined basis under certain circumstances.

Our senior unsecured notes are governed by an indenture and its supplements and require semi-annual interest payments through maturity.

Our debt maturities (other than our revolving credit facility and term loan) as of September 30, 2017 were as follows: $18 in 2017, $350,304 in 2018, $4,926 in 2019, $501,172 in 2020 and $1,171,000 thereafter.

As of September 30, 2017, we had $18,155 of cash and cash equivalents. We typically use cash balances, borrowings under our revolving credit facility, net proceeds from offerings of equity or debt securities, term loans and the cash flows from our operations to fund debt repayments, property acquisitions, capital expenditures and other general business purposes. We also have in the past assumed mortgage debt in connection with certain of our acquisitions and we may do so in the future. In addition, we may sell, or place mortgages on, properties we own.

On May 15, 2017, we issued $350,000 aggregate principal amount of 4.250% senior unsecured notes due 2024 in a public offering. Net proceeds from this offering were $342,197 after discounts and expenses and were used to repay amounts outstanding under our revolving credit facility and for general business purposes.

When significant amounts are outstanding under our revolving credit facility, or as the maturities of our indebtedness approach, we expect to explore refinancing alternatives. Such alternatives may include incurring additional term debt, issuing new equity or debt securities or participating in joint venture arrangements. In addition, we may also seek to participate in joint ventures or other arrangements that may provide us additional sources of financing. Although we cannot be sure that we will be successful in completing any particular type of financing, we believe that we will have access to financing, such as debt and equity offerings, to fund our committed and future acquisitions and capital expenditures, development, redevelopment and other activities and to pay our obligations. We currently have an effective shelf registration statement that allows us to issue public securities on an expedited basis, but we cannot be sure that there will be buyers for such securities.

The completion and the costs of any future financings will depend primarily on our success in operating our business and upon market conditions. In particular, the feasibility and cost of any future debt financings will depend primarily on our then credit qualities and on market conditions. We have no control over market conditions. Potential lenders in future debt transactions will evaluate our ability to fund required debt service and repay principal balances when they become due by reviewing our financial condition, results of operations, business practices and plans and our ability to maintain our earnings, to stagger our debt maturities and to balance our use of debt and equity capital so that our financial performance and leverage ratios afford us flexibility to withstand any reasonably anticipated adverse changes. Similarly, our ability to raise equity capital in the future will depend primarily upon equity capital market conditions and our ability to conduct our business activities to maintain and grow our operating cash flows. We intend to conduct our business activities in a manner which will afford us reasonable access to capital for investment and financing activities, but we cannot be sure that we will be able to successfully carry out this intention.

During the nine months ended September 30, 2017, we paid regular quarterly cash distributions to our shareholders aggregating $136,832 using existing cash balances and borrowings under our revolving credit facility. For further information regarding the distributions we paid during 2017, see Note 8 to the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

On October 12, 2017, we declared a regular quarterly distribution of $0.51 per common share, or approximately $45,600, to shareholders of record on October 23, 2017. We expect to pay this distribution on or about November 16, 2017 using existing cash balances and borrowings under our revolving credit facility.

During the three and nine months ended September 30, 2017 and 2016, amounts capitalized for tenant improvements, leasing costs, building improvements and development and redevelopment activities were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Tenant improvements (1)	$378	$1,343	$767	$2,259
Leasing costs (2)	403	227	2,435	3,487
Building improvements (3)	1,323	561	3,226	1,686
Development, redevelopment and other activities (4)	2,583	613	5,755	2,548
	$4,687	$2,744	$12,183	$9,980

(1)	Tenant improvements include capital expenditures used to improve tenants’ space or amounts paid directly to tenants to improve their space.

(2)	Leasing costs include leasing related costs, such as leasing commissions, legal costs and tenant inducements.

(3)	Building improvements generally include (i) expenditures to replace obsolete building components and (ii) expenditures that extend the useful life of existing assets.

(4)
Development, redevelopment and other activities generally include (i) capital expenditures that are identified at the time of a property acquisition and incurred within a short time period after acquiring the property and (ii) capital expenditure projects that reposition a property or result in new sources of revenues.

As of September 30, 2017, we have estimated unspent leasing related obligations of $24.5 million and $1.3 million of estimated remaining costs related to the expansion of an existing property.

During the three months ended September 30, 2017, commitments made for expenditures, such as tenant improvements and leasing costs in connection with leasing space, were as follows (square feet in thousands, except per square foot amounts):

	New Leases	Renewals	Totals
Square feet leased during the period	114	152	266
Total leasing costs and concession commitments (1)	$171	$299	$470
Total leasing costs and concession commitments per square foot (1)	$1.50	$1.97	$1.77
Weighted average lease term by square feet (years)	10.1	7.9	8.9
Total leasing costs and concession commitments per square foot per year (1) (2)	$0.15	$0.25	$0.20

(1)	Includes commitments made for leasing expenditures and concessions, such as tenant improvements, leasing commissions, tenant reimbursements and free rent.

(2)	Amounts are per square foot per year for the weighted average lease term by leased square feet.

Off Balance Sheet Arrangements (dollars in thousands)

As of September 30, 2017, we had no off balance sheet arrangements that have had or that we expect would be reasonably likely to have a material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources. We had no swaps or hedges as of September 30, 2017, other than the cash flow hedge associated with $41,000 of mortgage debt described in Notes 5 and 7 to the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q and under “Quantitative and Qualitative Disclosures About Market Risk” included in Part I, Item 3 of this Quarterly Report on Form 10-Q.

Debt Covenants (dollars in thousands)

Our principal debt obligations at September 30, 2017 were our senior unsecured notes, borrowings outstanding under our revolving credit facility and term loan, and secured mortgage notes assumed in connection with some of our acquisitions. Our mortgage notes are non-recourse, subject to certain limitations, and do not contain any material financial covenants. Our publicly issued senior unsecured notes are governed by an indenture. Our senior unsecured notes indenture and its supplements and the credit agreement for our revolving credit facility and term loan provide for acceleration of payment of all amounts outstanding upon the occurrence and continuation of certain events of default, such as, in the case of our credit agreement, a change of control of us, which includes RMR LLC ceasing to act as our business and property manager. Our senior unsecured notes indenture and its supplements and our credit agreement for our revolving credit facility and term loan contain a number of covenants which restrict our ability to incur debts, including debts secured by mortgages on our properties, in excess of calculated amounts, restrict our ability to make distributions to our shareholders in certain circumstances and generally require us to maintain certain financial ratios. As of September 30, 2017, we believe we were in compliance with all of the terms and covenants under our revolving credit facility and term loan and senior unsecured notes indenture and its supplements.

Neither our senior unsecured notes indenture and its supplements nor our credit agreement contain provisions for acceleration which could be triggered by our debt ratings. However, under our credit agreement, our senior unsecured debt ratings are used to determine the fees and interest rates we pay. Accordingly, if our debt ratings are downgraded, our interest expense and related costs under our credit agreement would increase. In May 2017, Moody's updated our rating outlook to negative, which may imply that Moody's will downgrade our credit rating.

Our senior unsecured notes indenture and its supplements contain cross default provisions to any other debts of $25,000 or more. Similarly, our revolving credit facility and term loan have cross default provisions to other indebtedness that is recourse of $25,000 or more and indebtedness that is non-recourse of $50,000 or more.

Related Person Transactions
We have relationships and historical and continuing transactions with RMR LLC, RMR Inc., GOV, AIC and others related to them. For example: we have no employees and the personnel and various services we require to operate our business are provided to us by RMR LLC pursuant to our management agreements with RMR LLC; RMR Inc. is the managing member of RMR LLC; ABP Trust, which is owned by our Managing Trustees, is the controlling shareholder of RMR Inc.; and we own shares of class A common stock of RMR Inc. We also have relationships and historical and continuing transactions with other companies to which RMR LLC provides management services and which may have trustees, directors and officers who are also trustees, directors or officers of us, RMR LLC or RMR Inc., including: GOV, which is our largest shareholder and at September 30, 2017 owned approximately 27.8% of our outstanding common shares; and AIC, of which we, ABP Trust, GOV and four other companies to which RMR LLC provides management services each own 14.3% and which arranges and reinsures in part a combined property insurance program for us and its six other shareholders. For further information about these and other such relationships and related person transactions, see Notes 11 and 12 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, our Annual Report, our definitive Proxy Statement for our 2017 Annual Meeting of Shareholders and our other filings with the Securities and Exchange Commission, or SEC. In addition, see the section captioned “Risk Factors” of our Annual Report for a description of risks that may arise as a result of these and other related person transactions and relationships. Our filings with the SEC and copies of certain of our agreements with these related persons, including our management agreements with RMR LLC and our shareholders agreement with AIC and its six other shareholders, are available as exhibits to our filings with the SEC and accessible at the SEC’s website, www.sec.gov. We may engage in additional transactions with related persons, including businesses to which RMR LLC or its affiliates provide management services.
Item 3.  Quantitative and Qualitative Disclosures About Market Risk (dollars in thousands, except per share data)

We are exposed to risks associated with market changes in interest rates. We manage our exposure to this market risk by monitoring available financing alternatives. Our strategy to manage exposure to changes in interest rates is materially unchanged since December 31, 2016. Other than as described below, we do not currently expect any significant changes in our exposure to fluctuations in interest rates or in how we manage this exposure in the near future.

At September 30, 2017, our outstanding fixed rate debt consisted of the following senior unsecured notes and secured mortgage notes:

Fixed Rate Debt

		Annual	Annual		Interest
	Principal	Interest	Interest		Payments
Debt	Balance (1)	Rate (1)	Expense (1)	Maturity	Due
Senior unsecured notes	$350,000	2.85%	$9,975	2018	Semi-Annually
Senior unsecured notes	400,000	3.60%	14,400	2020	Semi-Annually
Senior unsecured notes	300,000	4.15%	12,450	2022	Semi-Annually
Senior unsecured notes	350,000	4.250%	14,875	2024	Semi-Annually
Senior unsecured notes	400,000	4.50%	18,000	2025	Semi-Annually
Mortgage note (one building in Harvey, IL)	1,959	4.50%	88	2019	Monthly
Mortgage note (one building in Columbus, OH)	2,351	4.50%	106	2019	Monthly
Mortgage note (one building in Ankeny, IA)	12,360	3.87%	478	2020	Monthly
Mortgage note (one building in Philadelphia, PA) (2)	41,000	4.16%	1,706	2020	Monthly
Mortgage note (one building in Chester, VA)	48,750	3.99%	1,945	2020	Monthly
Mortgage note (three buildings in Seattle, WA)	71,000	3.55%	2,521	2023	Monthly
Mortgage note (one building in Chicago, IL)	50,000	3.70%	1,850	2023	Monthly
	$2,027,420		$78,394

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

Our senior unsecured notes require semi-annual interest payments until maturity. Some of our mortgage notes require principal and interest payments pursuant to amortization schedules and some of our mortgage notes require interest only payments until maturity.

We have an interest rate swap agreement to manage our interest rate risk exposure on a $41,000 mortgage note due 2020, which requires us to pay interest at a rate equal to LIBOR plus a premium. The interest rate swap agreement effectively modifies our exposure to interest rate risk arising from this floating rate mortgage loan by converting this floating rate debt to a fixed rate through August 3, 2020, which is the maturity date of the mortgage note, thus reducing the impact of interest rate changes on future interest expense. This agreement involves the receipt of floating rate amounts in exchange for fixed rate interest payments over the life of the agreement. Approximately 1.7% ($41,000) of our total outstanding debt had interest payments designated as hedged transactions to interest rate swap agreements at September 30, 2017. As of September 30, 2017, the fair value of our derivative instrument included in accounts payable and other liabilities in our condensed consolidated balance sheet was $507.

Because our senior unsecured notes and mortgage notes (including the current effect of our interest rate swap agreement) require interest to be paid at fixed rates, changes in market interest rates during the terms of these senior unsecured notes and mortgage notes will not affect our interest obligations. If these senior unsecured notes and mortgage notes were refinanced at interest rates which are 100 basis points higher or lower than shown above, our annual interest cost would increase or decrease by approximately $20,274.

Changes in market interest rates also would affect the fair value of our fixed rate debt obligations, including obligations arising from our interest rate swap agreement. Increases in market interest rates decrease the fair value of our fixed rate debt, while decreases in market interest rates increase the fair value of our fixed rate debt. Based on the balances outstanding at September 30, 2017 and discounted cash flow analyses through the maturity dates, and assuming no other changes in factors that may affect the fair value of our fixed rate debt obligations, a hypothetical immediate 100 basis point change in interest rates would change the fair value of these obligations by approximately $76,743.

Floating Rate Debt

At September 30, 2017, our floating rate debt (excluding the $41,000 mortgage note hedged by our interest rate swap agreement) consisted of $102,000 outstanding under our revolving credit facility and $350,000 outstanding under our term loan. Our revolving credit facility matures on March 29, 2019 and, subject to our meeting certain conditions, including our payment of an extension fee, we have the option to extend the maturity date by one year to March 29, 2020. Our term loan matures on March 31, 2020. No principal repayments are required under our revolving credit facility or term loan prior to maturity, and prepayments may be made at any time without penalty.

Borrowings under our revolving credit facility and term loan are in U.S. dollars and require interest to be paid at LIBOR plus a premium that is subject to adjustment based upon changes to our credit ratings. Accordingly, we are vulnerable to changes in the U.S. dollar based short term rates, specifically LIBOR. In addition, upon renewal or refinancing of these obligations, we are vulnerable to increases in interest rate premiums due to market conditions or our perceived credit risk. Generally, a change in interest rates would not affect the value of our outstanding floating rate debt but would affect our operating results. The following table presents the approximate impact a 100 basis point increase in interest rates would have on our annual floating rate interest expense at September 30, 2017:

	Impact of an Increase in Interest Rates
			Total Interest	Annual
	Interest Rate	Outstanding	Expense	Earnings Per
	Per Year (1)	Debt (2)	Per Year	Share Impact (3)
At September 30, 2017	2.36%	$452,000	$10,667	$0.12
100 basis point increase	3.36%	$452,000	$15,187	$0.17

(1)	Weighted based on the respective interest rates and outstanding borrowings under our floating rate debt as of September 30, 2017.

(2)	Excludes our $41,000 mortgage note hedged by our interest rate swap agreement.

(3)	Based on the diluted weighted average common shares outstanding for the nine months ended September 30, 2017.

The following table presents the impact a 100 basis point increase in interest rates would have on our annual floating rate interest expense at September 30, 2017 if we were fully drawn on our revolving credit facility and our term loan remained outstanding:

	Impact of an Increase in Interest Rates
			Total Interest	Annual
	Interest Rate	Outstanding	Expense	Earnings Per
	Per Year (1)	Debt (2)	Per Year	Share Impact (3)
At September 30, 2017	2.29%	$1,100,000	$25,190	$0.28
100 basis point increase	3.29%	$1,100,000	$36,190	$0.40

(1)
Weighted based on the respective interest rates of our floating rate debt as of September 30, 2017, assuming we were fully drawn on our revolving credit facility and our term loan remained outstanding.

(2)	Excludes our $41,000 mortgage note hedged by our interest rate swap agreement.

(3)	Based on the diluted weighted average common shares outstanding for the nine months ended September 30, 2017.

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

Item 4. Controls and Procedures

As of the end of the period covered by this report, our management carried out an evaluation, under the supervision and with the participation of our Managing Trustees, our President and Chief Operating Officer and our Chief Financial Officer and Treasurer, of the effectiveness of our disclosure controls and procedures pursuant to Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, our Managing Trustees, our President and Chief Operating Officer and our Chief Financial Officer and Treasurer concluded that our disclosure controls and procedures are effective.

There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

WARNING CONCERNING FORWARD LOOKING STATEMENTS

THIS QUARTERLY REPORT ON FORM 10-Q CONTAINS STATEMENTS THAT CONSTITUTE FORWARD LOOKING STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 AND OTHER SECURITIES LAWS. ALSO, WHENEVER WE USE WORDS SUCH AS “BELIEVE”, “EXPECT”, “ANTICIPATE”, “INTEND”, “PLAN”, “ESTIMATE”, "WILL", "MAY" AND NEGATIVES OR DERIVATIVES OF THESE OR SIMILAR EXPRESSIONS, WE ARE MAKING FORWARD LOOKING STATEMENTS. THESE FORWARD LOOKING STATEMENTS ARE BASED UPON OUR PRESENT INTENT, BELIEFS OR EXPECTATIONS, BUT FORWARD LOOKING STATEMENTS ARE NOT GUARANTEED TO OCCUR AND MAY NOT OCCUR. FORWARD LOOKING STATEMENTS IN THIS REPORT RELATE TO VARIOUS ASPECTS OF OUR BUSINESS, INCLUDING:

•	THE LIKELIHOOD THAT OUR TENANTS WILL PAY RENT OR BE NEGATIVELY AFFECTED BY CYCLICAL ECONOMIC CONDITIONS,

•	THE LIKELIHOOD THAT OUR TENANTS WILL RENEW OR EXTEND THEIR LEASES OR THAT WE WILL BE ABLE TO OBTAIN REPLACEMENT TENANTS,

•	OUR ACQUISITIONS OF PROPERTIES,

•	OUR SALES OF PROPERTIES,

•	OUR ABILITY TO COMPETE FOR ACQUISITIONS AND TENANCIES EFFECTIVELY,

•	THE LIKELIHOOD THAT OUR RENTS WILL INCREASE WHEN WE RENEW OR EXTEND OUR LEASES, WE ENTER NEW LEASES OR RENTS ARE RESET AT OUR HAWAII PROPERTIES,

•	OUR ABILITY TO PAY DISTRIBUTIONS TO OUR SHAREHOLDERS AND THE AMOUNT OF SUCH DISTRIBUTIONS,

•	THE FUTURE AVAILABILITY OF BORROWINGS UNDER OUR REVOLVING CREDIT FACILITY,

•	OUR POLICIES AND PLANS REGARDING INVESTMENTS, FINANCINGS AND DISPOSITIONS,

•	OUR ABILITY TO RAISE EQUITY OR DEBT CAPITAL,

•	OUR ABILITY TO PAY INTEREST ON AND PRINCIPAL OF OUR DEBT,

•	OUR ABILITY TO APPROPRIATELY BALANCE OUR USE OF DEBT AND EQUITY CAPITAL,

•	OUR CREDIT RATINGS,

•	OUR EXPECTATION THAT WE BENEFIT FROM OUR OWNERSHIP OF RMR INC.,

•	OUR EXPECTATION THAT WE BENEFIT FROM OUR OWNERSHIP OF AIC, AND FROM OUR PARTICIPATION IN INSURANCE PROGRAMS ARRANGED BY AIC,

•	OUR QUALIFICATION FOR TAXATION AS A REIT,

•	THE CREDIT QUALITIES OF OUR TENANTS, AND

•	OTHER MATTERS.
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

•
OUR ABILITY TO GROW OUR BUSINESS AND INCREASE OUR DISTRIBUTIONS DEPENDS IN LARGE PART UPON OUR ABILITY TO BUY PROPERTIES AND LEASE THEM FOR RENTS, LESS THEIR PROPERTY OPERATING COSTS, THAT EXCEED OUR CAPITAL COSTS. WE MAY BE UNABLE TO IDENTIFY PROPERTIES THAT WE WANT TO ACQUIRE OR TO NEGOTIATE ACCEPTABLE PURCHASE PRICES, ACQUISITION FINANCING OR LEASE TERMS FOR NEW PROPERTIES,

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

•
WE MAY NOT SUCCEED IN FURTHER DIVERSIFYING OUR REVENUE SOURCES AND ANY DIVERSIFICATION WE MAY ACHIEVE MAY NOT MITIGATE OUR PORTFOLIO RISKS OR IMPROVE THE SECURITY OF OUR REVENUES OR OUR OPERATING PERFORMANCE,

•
WE HAVE SUBSTANTIALLY COMPLETED A 35,000 SQUARE FOOT EXPANSION OF A BUILDING ON A PROPERTY WE OWN IN OKLAHOMA. AT SEPTEMBER 30, 2017, WE EXPECT TO SPEND AN ADDITIONAL $1.3 MILLION TO COMPLETE THIS EXPANSION. IN ADDITION, AS OF SEPTEMBER 30, 2017, WE HAVE ESTIMATED UNSPENT LEASING RELATED OBLIGATIONS OF $24.5 MILLION WHICH EXCLUDES THE ESTIMATED EXPANSION COSTS NOTED IN THE PRECEDING SENTENCE. IT IS DIFFICULT TO ACCURATELY ESTIMATE DEVELOPMENT AND TENANT IMPROVEMENT COSTS. THIS DEVELOPMENT PROJECT AND OUR UNSPENT LEASING RELATED OBLIGATIONS MAY COST MORE OR LESS AND MAY TAKE LONGER TO COMPLETE THAN WE CURRENTLY EXPECT, AND WE MAY INCUR INCREASING AMOUNTS FOR THESE AND SIMILAR PURPOSES IN THE FUTURE,

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

•
A FORMER TENANT OF TWO OF OUR PROPERTIES HAS FILED FOR BANKRUPTCY AND REJECTED ITS TWO LEASES WITH US. ALTHOUGH A SUBTENANT OF THAT FORMER TENANT AT ONE OF THE TWO PROPERTIES IS NOW CONTRACTUALLY OBLIGATED TO PAY RENT TO US IN AN AMOUNT EQUAL TO THE RENT UNDER THE FORMER TENANT'S LEASE, THAT SUBTENANT HAS CERTAIN RIGHTS TO TERMINATE ITS SUBLEASE, INCLUDING UPON ONE YEAR'S ADVANCE NOTICE,

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

•
WE BELIEVE THAT OUR RELATIONSHIPS WITH OUR RELATED PARTIES, INCLUDING RMR LLC, RMR INC., GOV, AIC AND OTHERS AFFILIATED WITH THEM MAY BENEFIT US AND PROVIDE US WITH COMPETITIVE ADVANTAGES IN OPERATING AND GROWING OUR BUSINESS. HOWEVER, THE ADVANTAGES WE BELIEVE WE MAY REALIZE FROM THESE RELATIONSHIPS MAY NOT MATERIALIZE,

•	RMR INC. MAY REDUCE THE AMOUNT OF ITS DISTRIBUTIONS TO ITS SHAREHOLDERS, INCLUDING US, AND

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer purchases of equity securities. The following table provides information about our purchases of our equity securities during the quarter ended September 30, 2017:

Maximum
			Total Number of	Approximate Dollar
			Shares Purchased	Value of Shares that
	Number of	Average	as Part of Publicly	May Yet Be Purchased
	Shares	Price Paid	Announced Plans	Under the Plans or
Calendar Month	Purchased (1)	per Share	or Programs	Programs
September 2017	13,126	$23.18	$—	$—
Total	13,126	$23.18	$—	$—

(1) These common share withholdings and purchases were made to satisfy tax withholding and payment obligations of our officers and certain other RMR LLC employees in connection with the vesting of awards of our common shares. We withheld and purchased these shares at their fair market value based upon the trading price of our common shares at the close of trading on Nasdaq on the purchase date.

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

4.4
Second Supplemental Indenture, dated May 15, 2017, between the Company and U.S. Bank National Association, including the form of 4.250% Senior Notes due 2024. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2017.)

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

101.1
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017 formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Statements of Cash Flows and (iv) related notes to these financial statements, tagged as blocks of text and in detail. (Filed herewith.)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SELECT INCOME REIT

By:	/s/ David M. Blackman
David M. Blackman
President and Chief Operating Officer
Dated: October 27, 2017

By:	/s/ John C. Popeo
John C. Popeo
Chief Financial Officer and Treasurer
(principal financial and accounting officer)
Dated: October 27, 2017