Form 10-K
period 2017-12-31
SELECT INCOME REIT
filed 2018-02-16
CIK 1537667

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
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

Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒  No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes☐ No ☒
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐	Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
The aggregate market value of the voting common shares of beneficial interest, $.01 par value, or common shares, of the registrant held by non-affiliates was approximately $1.5 billion based on the $24.03 closing price per common share on The Nasdaq Stock Market LLC on June 30, 2017. For purposes of this calculation, an aggregate of 1,827,924 common shares held directly by, or by affiliates of, the trustees and the executive officers of the registrant have been included in the number of common shares held by affiliates. In addition, 24,918,421 common shares held by Government Properties Income Trust as of June 30, 2017 have been included in the number of common shares held by affiliates.
Number of the registrant’s common shares outstanding as of February 15, 2018: 89,486,754.
References in this Annual Report on Form 10-K to the Company, SIR, we, us or our mean Select Income REIT and its consolidated subsidiaries, unless the context otherwise requires.
DOCUMENTS INCORPORATED BY REFERENCE
Certain information required by Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K is incorporated by reference to our definitive Proxy Statement for the 2018 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days after the fiscal year ended December 31, 2017.

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

•
THE LIKELIHOOD THAT OUR RENTS WILL INCREASE WHEN WE RENEW OR EXTEND OUR LEASES, WHEN WE ENTER NEW LEASES, OR WHEN OUR RENTS RESET, INCLUDING RENT RESETS AT OUR SUBSIDIARY, INDUSTRIAL LOGISTICS PROPERTIES TRUST'S, OR ILPT'S, HAWAII PROPERTIES,

•	OUR ABILITY TO PAY DISTRIBUTIONS TO OUR SHAREHOLDERS AND TO SUSTAIN THE AMOUNT OF SUCH DISTRIBUTIONS,

•	THE FUTURE AVAILABILITY OF BORROWINGS UNDER OUR REVOLVING CREDIT FACILITY OR ILPT'S REVOLVING CREDIT FACILITY,

•	OUR POLICIES AND PLANS REGARDING INVESTMENTS, FINANCINGS AND DISPOSITIONS,

•	OUR ABILITY TO RAISE DEBT OR EQUITY CAPITAL,

•	OUR ABILITY TO PAY INTEREST ON AND PRINCIPAL OF OUR DEBT,

•	OUR ABILITY TO APPROPRIATELY BALANCE OUR USE OF DEBT AND EQUITY CAPITAL,

•	OUR CREDIT RATINGS,

•	OUR EXPECTATION THAT WE BENEFIT AS A RESULT OF THE RECENTLY COMPLETED INITIAL PUBLIC OFFERING BY ILPT AND FROM OUR CONTINUED OWNERSHIP INTEREST IN AND OTHER RELATIONSHIPS WITH ILPT,

•	OUR EXPECTATION THAT WE BENEFIT FROM OUR OWNERSHIP INTEREST IN AND OTHER RELATIONSHIPS WITH THE RMR GROUP INC., OR RMR INC.,

•	OUR EXPECTATION THAT WE BENEFIT FROM OUR OWNERSHIP INTEREST IN AND OTHER RELATIONSHIPS WITH AFFILIATES INSURANCE COMPANY, OR AIC, AND FROM OUR PARTICIPATION IN INSURANCE PROGRAMS ARRANGED BY AIC,

•	OUR QUALIFICATION FOR TAXATION AS A REAL ESTATE INVESTMENT TRUST, OR REIT,

•	THE CREDIT QUALITIES OF OUR TENANTS, AND

•	OTHER MATTERS.

i

OUR ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE CONTAINED IN OR IMPLIED BY OUR FORWARD LOOKING STATEMENTS AS A RESULT OF VARIOUS FACTORS. FACTORS THAT COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR FORWARD LOOKING STATEMENTS AND UPON OUR BUSINESS, RESULTS OF OPERATIONS, FINANCIAL CONDITION, FUNDS FROM OPERATIONS ATTRIBUTED TO SELECT INCOME REIT, OR SIR, NORMALIZED FUNDS FROM OPERATIONS ATTRIBUTED TO SIR, NET OPERATING INCOME, CASH FLOWS, LIQUIDITY AND PROSPECTS INCLUDE, BUT ARE NOT LIMITED TO:

•	THE IMPACT OF CONDITIONS AND CHANGES IN THE ECONOMY AND THE CAPITAL MARKETS ON US AND OUR TENANTS,

•	COMPETITION WITHIN THE REAL ESTATE INDUSTRY, PARTICULARLY IN THOSE MARKETS IN WHICH OUR PROPERTIES ARE LOCATED,

•	COMPLIANCE WITH, AND CHANGES TO, FEDERAL, STATE AND LOCAL LAWS AND REGULATIONS, ACCOUNTING RULES, TAX LAWS AND SIMILAR MATTERS,

•	LIMITATIONS IMPOSED ON OUR BUSINESS AND OUR ABILITY TO SATISFY COMPLEX RULES IN ORDER FOR US TO QUALIFY FOR TAXATION AS A REIT FOR U.S. FEDERAL INCOME TAX PURPOSES,

•
ACTUAL AND POTENTIAL CONFLICTS OF INTEREST WITH OUR RELATED PARTIES, INCLUDING OUR MANAGING TRUSTEES, THE RMR GROUP LLC, OR RMR LLC, RMR INC., ILPT, GOVERNMENT PROPERTIES INCOME TRUST, OR GOV, AIC, AND OTHERS AFFILIATED WITH THEM, AND

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

•
MOST OF ILPT'S HAWAII PROPERTIES ARE LANDS LEASED FOR RENTS THAT ARE PERIODICALLY RESET BASED ON THEN CURRENT FAIR MARKET VALUES. REVENUES FROM ILPT'S PROPERTIES IN HAWAII HAVE GENERALLY INCREASED DURING OUR AND ILPT'S OWNERSHIP AS THE LEASES FOR THOSE PROPERTIES HAVE BEEN RESET OR RENEWED. ALTHOUGH ILPT EXPECTS THAT RENTS FOR ITS HAWAII PROPERTIES WILL INCREASE IN THE FUTURE, IT CANNOT BE SURE THEY WILL. FUTURE RENTS FROM THESE PROPERTIES COULD DECREASE OR NOT INCREASE TO THE EXTENT THEY HAVE IN THE PAST,

•
WE MAY NOT SUCCEED IN FURTHER DIVERSIFYING OUR REVENUE SOURCES, AND ANY DIVERSIFICATION WE MAY ACHIEVE MAY NOT MITIGATE OUR PORTFOLIO RISKS OR IMPROVE THE SECURITY OF OUR REVENUES OR OUR OPERATING PERFORMANCE,

•	ILPT'S POSSIBLE REDEVELOPMENT OF CERTAIN OF ITS HAWAII PROPERTIES MAY NOT BE REALIZED OR BE SUCCESSFUL,

•
WE HAVE SUBSTANTIALLY COMPLETED A 35,000 SQUARE FOOT EXPANSION OF A BUILDING ON A PROPERTY WE OWN IN OKLAHOMA. AS OF DECEMBER 31, 2017, WE EXPECTED TO SPEND AN ADDITIONAL $1.2 MILLION TO COMPLETE THIS EXPANSION. IN ADDITION, AS OF DECEMBER 31, 2017, WE HAD ESTIMATED UNSPENT LEASING RELATED OBLIGATIONS OF $34.5 MILLION WHICH EXCLUDES THE ESTIMATED $1.2 MILLION OF EXPANSION COSTS. IT IS DIFFICULT TO ACCURATELY ESTIMATE DEVELOPMENT AND TENANT IMPROVEMENT COSTS. THIS DEVELOPMENT PROJECT AND OUR UNSPENT LEASING RELATED OBLIGATIONS MAY COST MORE OR LESS AND MAY TAKE LONGER TO COMPLETE THAN WE CURRENTLY EXPECT, AND WE MAY INCUR INCREASING AMOUNTS FOR THESE AND SIMILAR PURPOSES IN THE FUTURE,

•
THE UNEMPLOYMENT RATE OR ECONOMIC CONDITIONS IN AREAS WHERE OUR PROPERTIES ARE LOCATED MAY BECOME WORSE IN THE FUTURE. SUCH CIRCUMSTANCES OR OTHER CONDITIONS MAY REDUCE DEMAND FOR LEASING OFFICE AND INDUSTRIAL SPACE. IF THE DEMAND FOR LEASING OFFICE AND INDUSTRIAL SPACE IS REDUCED, WE MAY BE UNABLE TO RENEW LEASES WITH OUR TENANTS AS LEASES EXPIRE OR ENTER INTO NEW LEASES AT RENTAL RATES AS HIGH AS EXPIRING RENTS AND OUR FINANCIAL RESULTS MAY DECLINE,

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

•
CONTINUED AVAILABILITY OF BORROWINGS UNDER OUR AND ILPT'S REVOLVING CREDIT FACILITIES IS SUBJECT TO US AND ILPT, AS THE CASE MAY BE, SATISFYING CERTAIN FINANCIAL COVENANTS AND OTHER CREDIT FACILITY CONDITIONS THAT WE AND ILPT MAY BE UNABLE TO SATISFY,

•	ACTUAL COSTS UNDER OUR AND ILPT'S REVOLVING CREDIT FACILITIES OR OTHER FLOATING RATE DEBT WILL BE HIGHER THAN LIBOR PLUS A PREMIUM BECAUSE OF FEES AND EXPENSES ASSOCIATED WITH SUCH DEBT,

•	WE MAY BE UNABLE TO REPAY OUR DEBT OBLIGATIONS WHEN THEY BECOME DUE,

•
THE MAXIMUM BORROWING AVAILABILITY UNDER OUR CREDIT FACILITY MAY BE INCREASED TO UP TO $1.85 BILLION IN CERTAIN CIRCUMSTANCES AND THE MAXIMUM BORROWING AVAILABILITY UNDER ILPT'S REVOLVING CREDIT FACILITY MAY BE INCREASED TO UP TO $1.5 BILLION IN CERTAIN CIRCUMSTANCES; HOWEVER, INCREASING

THE MAXIMUM BORROWING AVAILABILITY UNDER OUR CREDIT FACILITY OR ILPT'S REVOLVING CREDIT FACILITY IS SUBJECT TO US AND ILPT, AS THE CASE MAY BE, OBTAINING ADDITIONAL COMMITMENTS FROM LENDERS, WHICH MAY NOT OCCUR,

•
WE HAVE THE OPTION TO EXTEND THE MATURITY DATE OF OUR REVOLVING CREDIT FACILITY, AND ILPT HAS THE OPTION TO EXTEND THE MATURITY DATE OF ITS REVOLVING CREDIT FACILITY, UPON PAYMENT OF A FEE AND MEETING OTHER CONDITIONS, RESPECTIVELY; HOWEVER, THE APPLICABLE CONDITIONS MAY NOT BE MET,

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

•
WE BELIEVE THAT OUR RELATIONSHIPS WITH OUR RELATED PARTIES, INCLUDING RMR LLC, RMR INC., ILPT, GOV, AIC AND OTHERS AFFILIATED WITH THEM MAY BENEFIT US AND PROVIDE US WITH COMPETITIVE ADVANTAGES IN OPERATING AND GROWING OUR BUSINESS. HOWEVER, THE ADVANTAGES WE BELIEVE WE MAY REALIZE FROM THESE RELATIONSHIPS MAY NOT MATERIALIZE,

•	RMR INC. MAY REDUCE THE AMOUNT OF DISTRIBUTIONS TO ITS SHAREHOLDERS, INCLUDING US,

•	DISTRIBUTIONS WE MAY RECEIVE FROM ILPT MAY BE LESS THAN EXPECTED, AND

•
THE PREMIUMS USED TO DETERMINE THE INTEREST RATE PAYABLE ON OUR AND ILPT'S REVOLVING CREDIT FACILITIES, THE FACILITY FEE PAYABLE ON OUR REVOLVING CREDIT FACILITY AND THE UNUSED FEE PAYABLE ON ILPT'S REVOLVING CREDIT FACILITY ARE BASED ON OUR CREDIT RATINGS AND ILPT'S LEVERAGE, RESPECTIVELY. FUTURE CHANGES IN OUR CREDIT RATINGS AND ILPT'S LEVERAGE MAY CAUSE THE INTEREST AND FEES WE AND ILPT PAY TO INCREASE, RESPECTIVELY.

CURRENTLY UNEXPECTED RESULTS COULD OCCUR DUE TO MANY DIFFERENT CIRCUMSTANCES, SOME OF WHICH ARE BEYOND OUR CONTROL, SUCH AS ACTS OF TERRORISM, NATURAL DISASTERS, CHANGES IN OUR TENANTS’ FINANCIAL CONDITIONS, THE MARKET DEMAND FOR LEASED SPACE OR CHANGES IN CAPITAL MARKETS OR THE ECONOMY GENERALLY. MANY OF THESE FACTORS ALSO APPLY TO ILPT AND ITS BUSINESS, OPERATIONS, LIQUIDITY AND FINANCIAL CONDITION, THE REALIZATION OF WHICH COULD MATERIALLY AND ADVERSELY AFFECT US, PARTICULARLY IF ILPT IS UNABLE TO MAKE DISTRIBUTIONS TO ITS SHAREHOLDERS, INCLUDING US.

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

v

SELECT INCOME REIT
2017 FORM 10-K ANNUAL REPORT

References and data in this Annual Report on Form 10-K to “SIR”, “we”, “us” or “our” refer to and include data for Select Income REIT and its consolidated subsidiaries, including Industrial Logistics Properties Trust and its consolidated subsidiaries, or ILPT, which was Select Income REIT's wholly owned subsidiary for all periods until January 17, 2018, unless the context indicates otherwise.
ILPT is itself a public company having common shares registered under the Securities Exchange Act of 1934, as amended. For further information about ILPT, see ILPT’s periodic reports and other filings with the Securities and Exchange Commission, or SEC, which are available at the SEC’s website, www.sec.gov. References in this Annual Report on Form 10-K to ILPT’s filings with the SEC are included as textual references only, and the information in ILPT’s filings with the SEC is not incorporated by reference into this Annual Report on Form 10-K unless otherwise expressly stated herein.

PART 1
Item 1. Business
Our Company
We are a real estate investment trust, or REIT, that was organized under Maryland law in 2011. We primarily own single tenant, net leased properties. As of December 31, 2017, our consolidated portfolio included 366 buildings, leasable land parcels and easements with approximately 45.5 million rentable square feet that were 96.2% leased (based on rentable square feet). As of December 31, 2017, our properties were leased to 323 different tenants, with a weighted average remaining lease term (based on annualized rental revenues) of approximately 9.3 years. Our principal executive offices are located at Two Newton Place, 255 Washington Street, Suite 300, Newton, Massachusetts 02458-1634, and our telephone number is (617) 796-8303.
Initial Public Offering of Industrial Logistics Properties Trust
On January 17, 2018, Industrial Logistics Properties Trust, or ILPT, our then wholly owned subsidiary, completed an initial public offering and listing on The Nasdaq Stock Market LLC, or Nasdaq, of 20,000,000 of its common shares, or the ILPT IPO. ILPT intends to elect and qualify for taxation as a REIT for federal income tax purposes, commencing with its taxable year ending December 31, 2018 and to maintain such qualification thereafter. As of December 31, 2017, ILPT owned 266 of our consolidated buildings, leasable land parcels and easements with a combined 28.5 million square feet, including 226 buildings, leasable land parcels and easements with approximately 16.8 million square feet located on the island of Oahu, HI, and 40 industrial buildings with approximately 11.7 million square feet located in 24 other states. Following the ILPT IPO, most of our 100% owned properties are office properties. As of January 17, 2018, we owned 45,000,000, or approximately 69.2%, of ILPT’s outstanding common shares. See Note 17 to the Notes to Consolidated Financial Statements of this Annual Report on Form 10-K for additional information regarding the ILPT IPO.
Acquisition of Cole Corporate Income Trust, Inc. and Sale of Healthcare Properties to Senior Housing Properties Trust
On January 29, 2015, we completed our acquisition of Cole Corporate Income Trust, Inc., a Maryland corporation, or CCIT, or the CCIT Merger. At the effective time of the CCIT Merger, we acquired CCIT’s full property portfolio, which included 64 office and industrial net leased properties, or the 64 CCIT Properties, as well as 23 healthcare properties. The total consideration for our acquisition of CCIT’s full portfolio was approximately $3.0 billion, including the assumption of approximately $297.7 million of mortgage debt principal and excluding acquisition related costs. Pursuant to the terms of the merger agreement, we paid approximately $1.245 billion in cash and issued approximately 28.4 million of our common shares as merger consideration to former holders of CCIT common stock. Concurrently with the closing of the CCIT Merger, we sold entities acquired in the CCIT Merger which own 23 healthcare properties, or the CCIT MOBs, for approximately $501.7 million in cash, plus the assumption of approximately $30.0 million of mortgage debt principal, to Senior Housing Properties Trust, or SNH. We refer to this sale as the Healthcare Properties Sale.
Our Business
Our office and industrial properties generally consist of properties that are net leased to single tenants. Because of the capital improvements in which many of these tenants have invested and because many of our properties appear to have strategic importance to the tenants’ businesses, we believe that there is a greater likelihood that these tenants will renew or extend their leases when they expire as compared to tenants in a property with multiple tenants. However, we also believe that if a building previously occupied by a single tenant becomes vacant, it may take longer and cost more to locate a replacement tenant than when space becomes vacant in a multi-tenant property because in place improvements designed specifically for the needs of the prior single tenant may not suit a replacement tenant’s needs.
Most of the lands owned by our subsidiary, ILPT, are located on the island of Oahu, HI and are leased to third parties for rents that are periodically reset based on fair market values, generally every five to ten years. During our ownership of these Hawaii lands, market rents have generally increased along with Hawaii’s generally improving economy and, as a result, the revenues from these Hawaii lands have often increased when leases have expired or rent resets occurred.
Whenever we extend, renew or enter into new leases for our properties, we seek rents which are equal to or higher than our historical rents for the same properties; however, our ability to maintain or increase the rents for our properties depends in large part upon market conditions which are beyond our control.
We currently intend to expand our investments by acquiring additional single tenant, net leased properties throughout the United States and we expect to use the extensive nationwide resources of our manager, The RMR Group LLC, a Maryland limited liability company, or RMR LLC, to locate and acquire such properties. We expect that most of our future 100% owned acquisitions will be office properties, and most of ILPT's future acquisitions will be industrial and logistics properties; however, we may consider acquiring other types of properties, including properties which are net leased to single tenants for retail uses and special purpose properties specifically suited to particular tenants’ requirements. Whenever we acquire properties, our principal goal will be to purchase properties that produce rents, less property operating expenses, that are greater than our capital costs for the properties and, accordingly, allow us to increase distributions to our shareholders over time. Another goal will be to further diversify our sources of rents and thus improve the security of our revenues.
Our external growth strategy is defined by our acquisition, disposition and financing policies.
Our Acquisition Policies
In evaluating potential property acquisitions, we consider various factors, including but not limited to, the following:

•	the location of the property;

•	the historic and projected rents received and to be received from the property;

•	our cost of capital compared to projected returns we may realize by owning the property;

•	the experience and credit quality of the property’s tenants;

•	the industries in which the tenants operate;

•	the remaining term of the leases at the property and other lease terms;

•	the type of property (e.g., office, distribution facilities, light industrial, etc.);

•	the tax and regulatory circumstances of the market area in which the property is located;

•	the occupancy and demand for similar properties in the same or nearby locations;

•	the construction quality, physical condition and design of the property;

•	the expected capital expenditures that may be needed at the property;

•	the price at which the property may be acquired as compared to the estimated replacement cost of the property;

•	the price at which the property may be acquired as compared to the prices of comparable properties as evidenced by recent market sales;

•	the strategic fit of the property with the rest of our portfolio; and

•	the existence of alternative sources, uses or needs for our capital.
Our Board of Trustees may change our acquisition and investment policies at any time without a vote of, or notice to, our shareholders. Also, we may in the future adopt policies with respect to investments in real estate mortgages or securities of other entities engaged in real estate activities.
We have in the past considered, and may in the future consider, the possibility of entering into mergers or strategic combinations with other companies. The principal goals of any such transactions will be to increase our cash flow from operations and to further diversify our revenue sources.
Our Disposition Policies
We generally consider ourselves to be a long term owner of properties and are more interested in the long term earnings potential of our properties than selling properties for short term gains. However, we may, from time to time, decide to sell certain of our properties. We expect our decision to sell properties will be based upon the following considerations, among others, which may be relevant to a particular property at a particular time:

•	whether the property is leased and, if so, the remaining lease term and likelihood of lease renewal;

•	whether the property's tenants are current on their lease obligations;

•	our evaluation of the property's tenants abilities to pay their contractual rents;

•	our ability to identify new tenants if the property has or is likely to develop vacancies;

•	our evaluation of future rents which may be achieved from the property;

•
the potential costs associated with finding replacement tenants, including tenant improvements, leasing commissions and concessions, the cost to operate the property while vacant, and required building improvement capital, if any, all as compared to our projected returns from future rents;

•	the estimated proceeds we may receive by selling the property;

•	the strategic fit of the property with the rest of our portfolio;

•	our intended use of the proceeds we may realize from the sale of a property;

•	the existence of alternative sources, uses or needs for capital; and

•	the tax implications to us and our shareholders of any proposed disposition.
Our Board of Trustees may change our disposition policies at any time without a vote of, or notice to, our shareholders.
Our Financing Policies
To maintain our qualification for taxation as a REIT under the United States Internal Revenue Code of 1986, as amended, or the IRC, we must distribute at least 90% of our annual REIT taxable income (excluding capital gains) and satisfy a number of organizational and operational requirements. Accordingly, we generally will not be able to retain sufficient cash from operations to repay debts, invest in properties or fund acquisitions, development or redevelopment projects. Instead, we expect to repay debts, invest in properties or fund acquisitions and development or redevelopment projects by borrowing under our revolving credit facility, issuing equity or debt securities or using retained cash from operations that may exceed our distributions paid. When we have significant borrowings outstanding under our revolving credit facility and as the maturities of our revolving credit facility or senior unsecured notes approach, we expect to refinance such indebtedness with equity issuances or new debt. We will decide when and whether to issue equity or new debt depending upon market conditions and other factors. Because our ability to raise capital will depend, in large part, upon market conditions, we cannot be sure that we will be able to raise sufficient capital to repay our debts or to fund our growth strategies.
We currently have a $750.0 million unsecured revolving credit facility that we use for working capital and general business purposes and for acquisition funding on an interim basis until we may refinance with equity or term debt. In some instances, we may assume outstanding mortgage debt in connection with the acquisition of properties or place new mortgages on properties we own. For more information regarding our financing sources and activities, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Our Investment and Financing Liquidity and Resources” of this Annual Report on Form 10-K.
Generally, we intend to manage our leverage in a way that may allow us to maintain “investment grade” ratings from nationally recognized statistical rating organizations; however, we cannot be sure that we will be able to maintain our investment grade ratings. Also, our Board of Trustees may change our financing policies at any time without a vote of, or notice to, our shareholders.
Our Leases
The following is an overview of the general lease terms for our properties. The terms of any particular lease may vary from those described below.
Office and Industrial Leases
In general, our office and industrial properties are net leased to single tenants. The leases at our office and industrial properties generally require that the tenants pay fixed annual rents on a monthly, quarterly or semi-annual basis, and also pay or reimburse us for all, or substantially all, property level operating and maintenance expenses, such as real estate taxes, insurance, utilities and repairs. Some of these leases provide for periodic increases of base rent. Certain leases at our office and industrial properties require us to maintain the roof, exterior walls, foundation and other structural elements of the buildings at our expense and some require us to pay property operating costs. We own 40 of our industrial properties indirectly through our ownership of ILPT.
Hawaii Land Leases
In general, leases for our lands in Hawaii are net leases, which require that the tenant pay a fixed annual rent on a monthly, quarterly or semi-annual basis, and also pay or reimburse us for all, or substantially all, property level operating and maintenance expenses, such as real estate taxes, insurance, utilities and repairs. Many of our Hawaii lands are leased for fixed annual rents that are periodically reset based on fair market values. In some cases, the resets are based on fair market value rent and in other cases a percentage of the fair market value of the leased land. Fair market value rent reset rates are generally determined through negotiations between us and individual tenants; however, when no agreement is achieved, our Hawaii land leases require an appraisal process. In the appraisal process for land leases that are periodically reset based on fair market value rents, the appraisers are required to determine the fair and reasonable rent, exclusive of improvements. In the appraisal process for land leases that are periodically reset based on a percentage of the fair market value of the land, the appraisers are required to determine the fair market value of the land, usually exclusive of improvements, with such fair market value being based on the highest and best use of such land and as though unencumbered by the lease, and then the appraisers apply a rent return rate to the land value which may be set in the lease or determined by the appraisers based on market conditions. We own most of our Hawaii lands indirectly through our ownership of ILPT.
Environmental Matters
Ownership of real estate is subject to risks associated with environmental hazards. We may be liable for environmental hazards at, or migrating from, our properties, including those created by prior owners or occupants, existing tenants, abutters or other persons. Various federal and state laws impose liabilities upon property owners, including us, for environmental damages arising at, or migrating from, owned properties, and we may be held liable for the costs of environmental investigation and clean up at, or near, our properties. As an owner or previous owner of properties, we also may be liable to pay damages to government agencies or third parties for costs and damages they incur arising from environmental hazards at, or migrating from, our properties. The costs and damages that may arise from environmental hazards are often difficult to project and may be substantial.
In addition, we believe that some of our properties may contain asbestos. We believe any asbestos on our properties is contained in accordance with applicable laws and regulations, and we have no current plans to remove it. If we removed the asbestos or demolished the affected properties, certain environmental regulations govern the manner in which the asbestos must be handled and removed, and we could incur substantial costs complying with such regulations.
Our leases generally require our tenants to operate in compliance with applicable law and to indemnify us against any environmental liabilities arising from their activities on our properties. However, applicable law may make us subject to strict liability by virtue of our ownership interests. Also, our tenants may be unwilling or have insufficient financial resources to satisfy their indemnification obligations under our leases. Furthermore, the discovery of contamination or violations of environmental laws on any of our properties could lead to significant remediation costs or fines, penalties or other liabilities or obligations attributable to the tenant of that property. Such liabilities or obligations may affect a tenant’s ability to make payments to us, including rental payments and, where applicable, indemnification payments.
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
We do not have any insurance to limit losses that we may incur as a result of known or unknown environmental conditions. As of December 31, 2017, we have reserved approximately $8.1 million for potential environmental liabilities arising at our properties, including $7.0 million reserved for ILPT's properties. Our environmental reserve historically has not varied significantly from year to year and the actual historical costs to remediate certain environmental issues have not deviated significantly from the corresponding reserve amount. Nevertheless, environmental exposures are difficult to assess and estimate for numerous reasons, including uncertainty about the extent of contamination, alternative treatment methods that may be applied, the location of the property which subjects it to differing local laws and regulations and their interpretations, as well as the time it may take to remediate contamination. In developing reserves for potential environmental liability on a property by property basis, we consider among other things, enacted laws and regulations, assessments of contamination and surrounding geology, the quality of information available, currently available technologies for treatment, alternative methods of remediation and our prior experience and the known experience of prior owners or occupants of our properties. Environmental reserves are based on estimates which are subject to significant change and are often adjusted as remediation treatments progress, as circumstances change and as environmental contingencies become more clearly defined and reasonably estimable. Although we do not believe that there are environmental conditions at any of our properties that will materially and adversely affect us, we cannot be sure that such conditions or costs we may be required to incur in the future to address environmental contamination will not materially and adversely affect us.
Further, we may be impacted by laws enacted or proposed addressing climate change and climate change may adversely affect our business. For more information regarding climate change matters and their possible adverse impact on us, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Impact of Climate Change” of this Annual Report on Form 10-K.
Competition
Investing in and operating real estate properties is a very competitive business. We compete against publicly traded and private REITs, numerous financial institutions, individuals and public and private companies. Some of our competitors may have greater financial and other resources, or lower costs of capital than us. We believe the experience and abilities of our management and our manager, the quality of our properties, the diversity and credit qualities of our tenants, and the structure of our leases may afford us some competitive advantages and allow us to operate our business successfully despite the competitive nature of our business. For more information, see “Risk Factors—Risks Related to Our Business—We face significant competition” of this Annual Report on Form 10-K.
Our Manager
The RMR Group Inc. (Nasdaq: RMR), a Maryland corporation, or RMR Inc., is a holding company and substantially all of its business is conducted by RMR LLC. Barry Portnoy and Adam Portnoy, our Managing Trustees, are the controlling shareholders (through ABP Trust), directors and officers of RMR LLC. Our day to day operations are conducted by RMR LLC. RMR LLC originates and presents investment and divestment opportunities to our Board of Trustees and provides management and administrative services to us. RMR LLC has a principal place of business at Two Newton Place, 255 Washington Street, Suite 300, Newton, Massachusetts 02458-1634, and its telephone number is (617) 796-8390. RMR LLC also acts as the manager to ILPT, Government Properties Income Trust, or GOV, Hospitality Properties Trust, or HPT, SNH and Tremont Mortgage Trust, or TRMT, and provides management and other services to other private and public companies, including Five Star Senior Living Inc., or Five Star, TravelCenters of America LLC, or TA, and Sonesta International Hotels Corporation, or Sonesta. As of the date of this Annual Report on Form 10-K, the executive officers of RMR LLC are: Adam Portnoy, President and Chief Executive Officer; Barry Portnoy, Chairman; David M. Blackman, Executive Vice President; Jennifer B. Clark, Executive Vice President, General Counsel and Secretary; David J. Hegarty, Executive Vice President; Matthew P. Jordan, Executive Vice President; Mark L. Kleifges, Executive Vice President; Bruce J. Mackey Jr., Executive Vice President; John G. Murray, Executive Vice President; John C. Popeo, Executive Vice President; and Andrew J. Rebholz, Executive Vice President. David M. Blackman and John C. Popeo are also our executive officers. Messrs. Blackman and Popeo and other officers of RMR LLC also serve as officers of other companies to which RMR LLC provides management services.
Employees
We have no employees. Services which would otherwise be provided to us by employees are provided by RMR LLC and by our Managing Trustees and officers. As of February 1, 2018, RMR LLC had over 550 full time employees in its headquarters and regional offices located throughout the United States.
Insurance
We generally have insurance coverage for our properties and the operations conducted on them, including for casualty, liability, fire, extended coverage and rental or business interruption losses. Under our Hawaii land leases, our tenants generally are responsible for purchasing the insurance directly, while under the leases relating to our Hawaii buildings, our tenants are generally either required to reimburse us for the costs of maintaining the insurance coverage or purchase such insurance directly and list us as an insured party. With respect to our office and industrial properties, our tenants generally are either required to reimburse us for the costs of maintaining the insurance coverage or to purchase such insurance directly and list us as an insured party. We participate with RMR LLC and other companies to which RMR LLC provides management services in a combined property insurance program through Affiliates Insurance Company, or AIC, and with respect to which AIC is an insurer or a reinsurer of certain coverage amounts. For more information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Related Person Transactions” and Note 14 to the Notes to Consolidated Financial Statements of this Annual Report on Form 10-K.

Other Matters

Legislative and regulatory developments may occur at the federal, state and local levels that have direct or indirect impact on the ownership, leasing and operation of our properties. We may need to make expenditures due to changes in federal, state or local laws and regulations, or the application of these laws and regulations to our properties, including the Americans with Disabilities Act, fire and safety regulations, building codes, land use regulations or environmental regulations for containment, abatement or removal of hazardous substances. Under some of our leases, some of these costs are required to be paid or reimbursed to us by our tenants.

Internet Website

Our internet website address is www.sirreit.com. Copies of our governance guidelines, our code of business conduct and ethics, or Code of Conduct, and the charters of our audit, compensation and nominating and governance committees are posted on our website and also may be obtained free of charge by writing to our Secretary, Select Income REIT, Two Newton Place, 255 Washington Street, Suite 300, Newton, Massachusetts 02458-1634 or at our website. We also have a policy outlining procedures for handling concerns or complaints about accounting, internal accounting controls or auditing matters and a governance hotline accessible on our website that shareholders can use to report concerns or complaints about accounting, internal accounting controls or auditing matters or violations or possible violations of our Code of Conduct. We make available, free of charge, on our website, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, as soon as reasonably practicable after these forms are filed with, or furnished to, the Securities and Exchange Commission, or SEC. Security holders may send communications to our Board of Trustees or individual Trustees by writing to the party for whom the communication is intended at c/o Secretary, Select Income REIT, Two Newton Place, 255 Washington Street, Suite 300, Newton, Massachusetts 02458-1634 or email secretary@sirreit.com. Our website address and the website addresses of one or more unrelated third parties are included several times in this Annual Report on Form 10-K as textual references only and the information in any such website is not incorporated by reference into this Annual Report on Form 10-K.

Segment Information

As of December 31, 2017, we had two operating segments: properties 100% owned by SIR and properties owned by one of our consolidated subsidiaries, ILPT. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements included in Part IV, Item 15 of this Annual Report on Form 10-K for further financial information on our operating segments.
MATERIAL UNITED STATES FEDERAL INCOME TAX CONSIDERATIONS
The following summary of material United States federal income tax considerations is based on existing law, and is limited to investors who own our shares as investment assets rather than as inventory or as property used in a trade or business. References in this section captioned "Material United States Federal Income Tax Considerations" to "we", "us" and "our" refer to Select Income REIT, excluding ILPT and our other consolidated subsidiaries. The summary does not discuss all of the particular tax considerations that might be relevant to you if you are subject to special rules under federal income tax law, for example if you are:

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

•	a person who owns 10% or more (by vote or value, directly or constructively under the IRC) of any class of our shares;

•	a U.S. expatriate;

•	a non-U.S. shareholder (as defined below) whose investment in our shares is effectively connected with the conduct of a trade or business in the United States;

•	a nonresident alien individual present in the United States for 183 days or more during an applicable taxable year;

•	a “qualified shareholder” (as defined in Section 897(k)(3)(A) of the IRC);

•	a “qualified foreign pension fund” (as defined in Section 897(l)(2) of the IRC) or any entity wholly owned by one or more qualified foreign pension funds;

•	a person subject to special tax accounting rules as a result of their use of applicable financial statements (within the meaning of Section 451(b)(3) of the IRC); or

•	except as specifically described in the following summary, a trust, estate, tax-exempt entity or foreign person.

The sections of the IRC that govern the federal income tax qualification and treatment of a REIT and its shareholders are complex. This presentation is a summary of applicable IRC provisions, related rules and regulations, and administrative and judicial interpretations, all of which are subject to change, possibly with retroactive effect. Future legislative, judicial or administrative actions or decisions could also affect the accuracy of statements made in this summary. We have not received a ruling from the U.S. Internal Revenue Service, or the IRS, with respect to any matter described in this summary, and we cannot be sure that the IRS or a court will agree with all of the statements made in this summary. The IRS could, for example, take a different position from that described in this summary with respect to our acquisitions, operations, valuations, restructurings or other matters, which, if a court agreed, could result in significant tax liabilities for applicable parties. In addition, this summary is not exhaustive of all possible tax considerations, and does not discuss any estate, gift, state, local or foreign tax considerations. For all these reasons, we urge you and any holder of or prospective acquiror of our shares to consult with a tax advisor about the federal income tax and other tax consequences of the acquisition, ownership and disposition of our shares. Our intentions and beliefs described in this summary are based upon our understanding of applicable laws and regulations that are in effect as of the date of this Annual Report on Form 10-K. If new laws or regulations are enacted which impact us directly or indirectly, we may change our intentions or beliefs.

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

whose status as a U.S. shareholder is not overridden by an applicable tax treaty. Conversely, a “non-U.S. shareholder” is a beneficial owner of our shares other than an entity (or other arrangement) treated as a partnership for federal income tax purposes or a U.S. shareholder.

If any entity (or other arrangement) treated as a partnership for federal income tax purposes holds our shares, the tax treatment of a partner in the partnership generally will depend upon the status of the partner and the activities of the partnership. Any entity or other arrangement treated as a partnership for federal income tax purposes that is a holder of our shares and the partners in such a partnership (as determined for federal income tax purposes) are urged to consult their own tax advisors about the federal income tax consequences and other tax consequences of the acquisition, ownership and disposition of our shares.

Taxation as a REIT

We have elected to be taxed as a REIT under Sections 856 through 860 of the IRC, commencing with our 2012 taxable year. Our REIT election, assuming continuing compliance with the then applicable qualification tests, has continued and will continue in effect for subsequent taxable years. Although we cannot be sure, we believe that from and after our 2012 taxable year we have been organized and have operated, and will continue to be organized and to operate, in a manner that qualified us and will continue to qualify us to be taxed as a REIT under the IRC.

As a REIT, we generally are not subject to federal income tax on our net income distributed as dividends to our shareholders. Distributions to our shareholders generally are included in our shareholders’ income as dividends to the extent of our available current or accumulated earnings and profits. Our dividends are not generally entitled to the preferential tax rates on qualified dividend income, but a portion of our dividends may be treated as capital gain dividends or as qualified dividend income, all as explained below. However, for taxable years beginning after 2017 and before 2026 and pursuant to the deduction-without-outlay mechanism of Section 199A of the IRC, our noncorporate shareholders will be eligible for preferential effective tax rates on our dividends that are not treated as capital gain dividends or as qualified dividend income. No portion of any of our dividends is eligible for the dividends received deduction for corporate shareholders. Distributions in excess of our current or accumulated earnings and profits generally are treated for federal income tax purposes as returns of capital to the extent of a recipient shareholder’s basis in our shares, and will reduce this basis. Our current or accumulated earnings and profits are generally allocated first to distributions made on our preferred shares, of which there are none outstanding at this time, and thereafter to distributions made on our common shares. For all these purposes, our distributions include cash distributions, any in kind distributions of property that we might make, and deemed or constructive distributions resulting from capital market activities (such as some redemptions), as described below.

Our counsel, Sullivan & Worcester LLP, is of the opinion that we have been organized and have qualified for taxation as a REIT under the IRC for our 2012 through 2017 taxable years, and that our current and anticipated investments and plan of operation will enable us to continue to meet the requirements for qualification and taxation as a REIT under the IRC. Our counsel’s opinions are conditioned upon the assumption that our leases, our declaration of trust and all other legal documents to which we have been or are a party have been and will be complied with by all parties to those documents, upon the accuracy and completeness of the factual matters described in this Annual Report on Form 10-K and upon representations made by us to our counsel as to certain factual matters relating to our organization and operations and our expected manner of operation. If this assumption or a description or representation is inaccurate or incomplete, our counsel’s opinions may be adversely affected and may not be relied upon. The opinions of our counsel are based upon the law as it exists today, but the law may change in the future, possibly with retroactive effect. Given the highly complex nature of the rules governing REITs, the ongoing importance of factual determinations, and the possibility of future changes in our circumstances, neither Sullivan & Worcester LLP nor we can be sure that we will qualify as or be taxed as a REIT for any particular year. Any opinion of Sullivan & Worcester LLP as to our qualification or taxation as a REIT will be expressed as of the date issued. Our counsel will have no obligation to advise us or our shareholders of any subsequent change in the matters stated, represented or assumed, or of any subsequent change in the applicable law. Also, the opinions of our counsel are not binding on either the IRS or a court, and either could take a position different from that expressed by our counsel.

Our continued qualification and taxation as a REIT will depend upon our compliance with various qualification tests imposed under the IRC and summarized below. While we believe that we have satisfied and will satisfy these tests, our counsel does not review compliance with these tests on a continuing basis. If we fail to qualify for taxation as a REIT in any year, we will be subject to federal income taxation as if we were a corporation taxed under subchapter C of the IRC, or a C corporation, and our shareholders will be taxed like shareholders of regular C corporations, meaning that federal income tax generally will be applied at both the corporate and shareholder levels. In this event, we could be subject to significant tax liabilities, and the amount of cash available for distribution to our shareholders could be reduced or eliminated.

If we qualify for taxation as a REIT and meet the tests described below, we generally will not pay federal income tax on amounts we distribute to our shareholders. However, even if we qualify for taxation as a REIT, we may still be subject to federal tax in the following circumstances, as described below:

•
We will be taxed at regular corporate income tax rates on any undistributed “real estate investment trust taxable income,” determined by including our undistributed ordinary income and net capital gains, if any.

•
If we have net income from the disposition of “foreclosure property,” as described in Section 856(e) of the IRC, that is held primarily for sale to customers in the ordinary course of a trade or business or other nonqualifying income from foreclosure property, we will be subject to tax on this income at the highest regular corporate income tax rate.

•
If we have net income from “prohibited transactions”—that is, dispositions at a gain of inventory or property held primarily for sale to customers in the ordinary course of a trade or business other than dispositions of foreclosure property and other than dispositions excepted by statutory safe harbors—we will be subject to tax on this income at a 100% rate.

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

•
If we fail to satisfy any of the REIT asset tests described below (other than a de minimis failure of the 5% or 10% asset tests) due to reasonable cause and not due to willful neglect, but nonetheless maintain our qualification for taxation as a REIT because of specified cure provisions, we will be subject to a tax equal to the greater of $50,000 or the highest regular corporate income tax rate multiplied by the net income generated by the nonqualifying assets that caused us to fail the test.

•
If we fail to satisfy any provision of the IRC that would result in our failure to qualify for taxation as a REIT (other than violations of the REIT gross income tests or violations of the REIT asset tests described below) due to reasonable cause and not due to willful neglect, we may retain our qualification for taxation as a REIT but will be subject to a penalty of $50,000 for each failure.

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

•
As discussed below, we are invested in real estate through a subsidiary that we believe qualifies for taxation as a REIT. If it is determined that this entity failed to qualify for taxation as a REIT, we may fail one or more of the REIT asset tests. In such case, we expect that we would be able to avail ourselves of the relief provisions described below, but would be subject to a tax equal to the greater of $50,000 or the highest regular corporate income tax rate multiplied by the net income we earned from this subsidiary.

If we fail to qualify for taxation as a REIT in any year, then we will be subject to federal income tax in the same manner as a regular C corporation. Further, as a regular C corporation, distributions to our shareholders will not be deductible by us, nor will distributions be required under the IRC. Also, to the extent of our current and accumulated earnings and profits, all distributions to our shareholders will generally be taxable as ordinary dividends potentially eligible for the preferential tax rates discussed below under the heading “—Taxation of Taxable U.S. Shareholders” and, subject to limitations in the IRC, will be potentially eligible for the dividends received deduction for corporate shareholders. Finally, we will generally be disqualified from taxation as a REIT for the four taxable years following the taxable year in which the termination of our REIT status is effective. Our failure to qualify for taxation as a REIT for even one year could result in us reducing or eliminating distributions to our shareholders, or in us incurring substantial indebtedness or liquidating substantial investments in order to pay the resulting corporate-level income taxes. Relief provisions under the IRC may allow us to continue to qualify for taxation as a REIT even if we fail to comply with various REIT requirements, all as discussed in more detail below. However, it is impossible to state whether in any particular circumstance we would be entitled to the benefit of these relief provisions.

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

Section 856(b) of the IRC provides that conditions (1) through (4) must be met during the entire taxable year and that condition (5) must be met during at least 335 days of a taxable year of 12 months, or during a proportionate part of a taxable year of less than 12 months. Although we cannot be sure, we believe that we have met conditions (1) through (7) during each of the requisite periods ending on or before the close of our most recently completed taxable year, and that we will continue to meet these conditions in our current and future taxable years.

To help comply with condition (6), our declaration of trust restricts transfers of our shares that would otherwise result in concentrated ownership positions. These restrictions, however, do not ensure that we have previously satisfied, and may not ensure that we will in all cases be able to continue to satisfy, the share ownership requirements described in condition (6). If we comply with applicable Treasury regulations to ascertain the ownership of our outstanding shares and do not know, or by exercising reasonable diligence would not have known, that we failed condition (6), then we will be treated as having met condition (6). Accordingly, we have complied and will continue to comply with these regulations, including by requesting annually from holders of significant percentages of our shares information regarding the ownership of our shares. Under our declaration of trust, our shareholders are required to respond to these requests for information. A shareholder that fails or refuses to comply with the request is required by Treasury regulations to submit a statement with its federal income tax return disclosing its actual ownership of our shares and other information.

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

Our Wholly Owned Subsidiaries and Our Investments Through Partnerships. Except in respect of a TRS as discussed below, Section 856(i) of the IRC provides that any corporation, 100% of whose stock is held by a REIT and its disregarded subsidiaries, is a qualified REIT subsidiary and shall not be treated as a separate corporation for U.S. federal income tax purposes. The assets, liabilities and items of income, deduction and credit of a qualified REIT subsidiary are treated as the REIT’s. We believe that each of our direct and indirect wholly owned subsidiaries, other than the TRSs discussed below (and entities owned in whole or in part by the TRSs), will be either a qualified REIT subsidiary within the meaning of Section 856(i) of the IRC or a noncorporate entity that for federal income tax purposes is not treated as separate from its owner under Treasury regulations issued under Section 7701 of the IRC, each such entity referred to as a QRS. Thus, in applying all of the REIT qualification requirements described in this summary, all assets, liabilities and items of income, deduction and credit of our QRSs are treated as ours, and our investment in the stock and other securities of such QRSs will be disregarded.

We have invested and may in the future invest in real estate through one or more entities that are treated as partnerships for federal income tax purposes. In the case of a REIT that is a partner in a partnership, Treasury regulations under the IRC provide that, for purposes of the REIT qualification requirements regarding income and assets described below, the REIT is generally deemed to own its proportionate share, based on respective capital interests, of the income and assets of the partnership (except that for purposes of the 10% value test, described below, the REIT’s proportionate share of the partnership’s assets is based on its proportionate interest in the equity and specified debt securities issued by the partnership). In addition, for these purposes, the character of the assets and items of gross income of the partnership generally remains the same in the hands of the REIT. In contrast, for purposes of the distribution requirements discussed below, we must take into account as a partner our share of the partnership’s income as determined under the general federal income tax rules governing partners and partnerships under Sections 701 through 777 of the IRC.

Subsidiary REITs. When a subsidiary qualifies for taxation as a REIT separate and apart from its REIT parent, the subsidiary’s shares are qualifying real estate assets for purposes of the REIT parent’s 75% asset test described below. However, failure of the subsidiary to separately satisfy the various REIT qualification requirements described in this summary or that are otherwise applicable (and failure to qualify for the applicable relief provisions) would generally result in (a) the subsidiary being subject to regular U.S. corporate income tax, as described above, and (b) the REIT parent’s ownership in the subsidiary (i) ceasing to be qualifying real estate assets for purposes of the 75% asset test, (ii) becoming subject to the 5% asset test, the 10% vote test and the 10% value test generally applicable to a REIT’s ownership in corporations other than REITs and TRSs, and (iii) thereby jeopardizing the REIT parent’s own REIT qualification and taxation on account of the subsidiary’s failure cascading up to the REIT parent, all as described under “—Asset Tests” below.

We own a substantial amount of the outstanding common shares of ILPT, which we believe has qualified and will remain qualified for taxation as a REIT under the IRC. In addition, we have invested and may in the future invest in real estate through one or more other subsidiary entities that have intended and are intended to qualify for taxation as REITs. We have made protective TRS elections with our subsidiary REITs and have implemented other protective arrangements intended to avoid a cascading REIT failure if any of our subsidiary REITs did not qualify for taxation as a REIT, but we cannot be sure that such protective elections and other arrangements will be effective in every instance so as to avoid or mitigate the resulting adverse consequences to us. For example, we joined with ILPT in filing a protective TRS election, effective for the first quarter of 2018, and we may reaffirm this protective TRS election on an annual basis unless and until our ownership of ILPT falls below 10%. Pursuant to this protective TRS election, we believe that if ILPT is not a REIT for some reason, then it would instead be considered one of our TRSs, and as such its value would either fit within our REIT gross asset tests described below or would be such that any penalty taxes associated with our remediation of a REIT asset test failure for which there is reasonable cause, as described below, would be much lower than if no such TRS election were in place, though any applicable penalty taxes might still be substantial. Protective TRS elections will not impact our compliance with the 75% and 95% gross income tests described below, because we do not expect our gains and dividends from a subsidiary REIT’s shares to jeopardize compliance with these tests even if for some reason the subsidiary is not a REIT.

Taxable REIT Subsidiaries. As a REIT, we are permitted to own any or all of the securities of a TRS, provided that no more than 20% (25% before our 2018 taxable year) of the total value of our assets, at the close of each quarter, is comprised of our investments in the stock or other securities of our TRSs. Very generally, a TRS is a subsidiary corporation other than a REIT in which a REIT directly or indirectly holds stock and that has made a joint election with its affiliated REIT to be treated as a TRS. Our ownership of stock and other securities in TRSs is exempt from the 5% asset test, the 10% vote test and the 10% value test discussed below.

In addition, any corporation (other than a REIT) in which a TRS directly or indirectly owns more than 35% of the voting power or value of the outstanding securities is automatically a TRS. Subject to the discussion below, we believe that we and each of our TRSs have complied with, and will continue to comply with, the requirements for TRS status at all times during which we intend for the subsidiary’s TRS election to be in effect, and we believe that the same will be true for any TRS that we later form or acquire.

We acquired in the second quarter of 2015, and owned until the fourth quarter of 2015, an ownership position in RMR Inc. that was in excess of 10% of RMR Inc.’s outstanding securities by vote or value. Accordingly, we elected to treat RMR Inc. as a TRS effective as of June 5, 2015. RMR Inc., through its principal subsidiary, RMR LLC, has provided and continues to provide business and property management and other services to us and to other public and private companies, including other public REITs. Among these clients were and are operators of lodging facilities, operators of health care facilities, and owners of such facilities. Our counsel, Sullivan & Worcester LLP, has provided to us an opinion that the activities proscribed to TRSs under Section 856(l)(3) of the IRC relating to operating or managing lodging facilities or health care facilities should include only regular onsite services or day-to-day operational activities at or for lodging facilities or health care facilities. To the best of our knowledge, neither RMR Inc. nor RMR LLC has been or is involved in proscribed activities at or for lodging facilities or health care facilities. Thus, we do not believe that Section 856(l)(3) of the IRC precluded or precludes RMR Inc. from being treated as our TRS. In addition, because we acquired a significant portion of our investment in RMR Inc. in exchange for our common shares that were newly issued, our counsel, Sullivan & Worcester LLP, is of the opinion that our investment in RMR Inc. should have qualified as a “temporary investment of new capital” under Section 856(c)(5)(B) of the IRC to the extent related to such issuance of our common shares. To the extent our investment in RMR Inc. so qualified, it constituted a “real estate asset” under Section 856(c) of the IRC and did not constitute a security subject to the REIT asset test limitations discussed below for a one-year period that ended in June 2016. If the IRS or a court determines, contrary to the opinion of our counsel, that RMR Inc. was or is precluded from being treated as our TRS, then our ownership position in RMR Inc. in excess of 10% of RMR Inc.’s outstanding securities by vote or value, except to the extent and for the period that such ownership qualified as a “temporary investment of new capital,” would have been and would be in violation of the applicable REIT asset tests described below. Under those circumstances, however, we expect that we would qualify for the REIT asset tests’ relief provision described below, and thereby would preserve our qualification for taxation as a REIT. If the relief provision below were to apply to us, we would be subject to tax at the highest regular corporate income tax rate on the net income generated by our investment in RMR Inc. in excess of a 10% ownership position in that company.

As discussed below, TRSs can perform services for our tenants without disqualifying the rents we receive from those tenants under the 75% gross income test or the 95% gross income test discussed below. Moreover, because our TRSs are taxed as C corporations that are separate from us, their assets, liabilities and items of income, deduction and credit generally are not imputed to us for purposes of the REIT qualification requirements described in this summary. Therefore, our TRSs may generally conduct activities that would be treated as prohibited transactions or would give rise to nonqualified income if conducted by us directly. As regular C corporations, TRSs may generally utilize net operating losses and other tax attribute carryforwards to reduce or otherwise eliminate federal income tax liability in a given taxable year. Net operating losses and other carryforwards are subject to limitations, however, including limitations imposed under Section 382 of the IRC following an “ownership change” (as defined in applicable Treasury regulations) and a limitation stemming from December 2017 amendments to the IRC providing that carryforwards of net operating losses arising in taxable years beginning after 2017 generally cannot offset more than 80% of the current year’s taxable income. Moreover, pursuant to the December 2017 amendments to the IRC, net operating losses arising in taxable years beginning after 2017 may not be carried back, but may be carried forward indefinitely. As a result, we cannot be sure that our TRSs will be able to utilize, in full or in part, any net operating losses or other carryforwards that they may generate in the future.

Restrictions and sanctions are imposed on TRSs and their affiliated REITs to ensure that the TRSs will be subject to an appropriate level of federal income taxation. For example, if a TRS pays interest, rent or other amounts to its affiliated REIT in an amount that exceeds what an unrelated third party would have paid in an arm’s length transaction, then the REIT generally will be subject to an excise tax equal to 100% of the excessive portion of the payment. Further, if in comparison to an arm’s length transaction, a third-party tenant has overpaid rent to the REIT in exchange for underpaying the TRS for services rendered, and if the REIT has not adequately compensated the TRS for services provided to or on behalf of the third-party tenant, then the REIT may be subject to an excise tax equal to 100% of the undercompensation to the TRS. A safe harbor exception to this excise tax applies if the TRS has been compensated at a rate at least equal to 150% of its direct cost in furnishing or rendering the service. Finally, beginning with our 2016 taxable year, the 100% excise tax also applies to the underpricing of services provided by one of our TRSs to us in contexts where the services are unrelated to services for our tenants. We cannot be sure that arrangements involving our TRSs will not result in the imposition of one or more of these restrictions or sanctions, but we do not believe that we or our TRSs are or will be subject to these impositions.

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

•
Rents do not qualify if the REIT owns 10% or more by vote or value of stock of the tenant (or 10% or more of the interests in the assets or net profits of the tenant, if the tenant is not a corporation), whether directly or after application of attribution rules. We generally do not intend to lease property to any party if rents from that property would not qualify as “rents from real property,” but application of the 10% ownership rule is dependent upon complex attribution rules and circumstances that may be beyond our control. Our declaration of trust generally disallows transfers or purported acquisitions, directly or by attribution, of our shares to the extent necessary to maintain our qualification for taxation as a REIT under the IRC. Similarly, for the purpose of ILPT retaining its own qualification for taxation as a REIT under the IRC, ILPT’s organizational documents contain similar provisions to limit concentrated ownership of beneficial positions in ILPT. Furthermore, for as long as we own more than 9.8% of ILPT’s outstanding shares, the transaction agreement we entered with ILPT at the time of the ILPT IPO, or the Transaction Agreement, provides that we and ILPT will limit our ownership in any tenant of the other, so that neither of us owns more than 4.9% of any such tenant, and therefore our combined ownership will remain under 10%, and also that we and ILPT agree to take reasonable actions to facilitate the qualification for taxation as a REIT under the IRC of the other. Nevertheless, we cannot be sure that these provisions in our and in ILPT’s organizational documents and in the Transaction Agreement will be effective to prevent our qualification for taxation as a REIT from being jeopardized under the 10% affiliated tenant rule. Furthermore, we cannot be sure that we and ILPT will be able to monitor and enforce these restrictions, nor will our shareholders necessarily be aware of ownership of our shares attributed to them under the IRC’s attribution rules.

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

•
In order for rents to qualify, we generally must not manage the property or furnish or render services to the tenants of the property, except through an independent contractor from whom we derive no income or through one of our TRSs. There is an exception to this rule permitting a REIT to perform customary management and tenant services of the sort that a tax-exempt organization could perform without being considered in receipt of “unrelated business taxable income,” or UBTI, under Section 512(b)(3) of the IRC. In addition, a de minimis amount of noncustomary services provided to tenants will not disqualify income as “rents from real property” as long as the value of the impermissible tenant services does not exceed 1% of the gross income from the property.

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

•
In addition, “rents from real property” includes both charges we receive for services customarily rendered in connection with the rental of comparable real property in the same geographic area, even if the charges are separately stated, as well as charges we receive for services provided by our TRSs when the charges are not separately stated. Whether separately stated charges received by a REIT for services that are not geographically customary and provided by a TRS are included in “rents from real property” has not been addressed clearly by the IRS in published authorities; however, our counsel, Sullivan & Worcester LLP, is of the opinion that, although the matter is not free from doubt, “rents from real property” also includes charges we receive for services provided by our TRSs when the charges are separately stated, even if the services are not geographically customary. Accordingly, we believe that our revenues from TRS-provided services, whether the charges are separately stated or not, qualify as “rents from real property” because the services satisfy the geographically customary standard, because the services have been provided by a TRS, or for both reasons.

We believe that all or substantially all of our rents and related service charges have qualified and will continue to qualify as “rents from real property” for purposes of Section 856 of the IRC.

In order to qualify as mortgage interest on real property for purposes of the 75% gross income test, interest must derive from a loan secured by a mortgage on real property or on interests in real property (including, in the case of a loan secured by both real property and personal property, such personal property to the extent that it does not exceed 15% of the total fair market value of all of the property securing the loan) with a fair market value at the time the loan is made (reduced by any senior liens on the property) at least equal to the amount of such loan. If the amount of the loan exceeds the fair market value of the real property (as so reduced by senior liens), then a part of the interest income from such loan equal to the percentage amount by which the loan exceeds the value of the real property (as so reduced by senior liens) will not be qualifying income for purposes of the 75% gross income test, but will be qualifying income for purposes of the 95% gross income test.

Absent the “foreclosure property” rules of Section 856(e) of the IRC, a REIT’s receipt of active, nonrental gross income from a property would not qualify under the 75% and 95% gross income tests. But as foreclosure property, the active, nonrental gross income from the property would so qualify. Foreclosure property is generally any real property, including interests in real property, and any personal property incident to such real property:

•
that is acquired by a REIT as a result of the REIT having bid on such property at foreclosure, or having otherwise reduced such property to ownership or possession by agreement or process of law, after there was a default or when default was imminent on a lease of such property or on indebtedness that such property secured;

•	for which any related loan acquired by the REIT was acquired at a time when the default was not imminent or anticipated; and

•	for which the REIT makes a proper election to treat the property as foreclosure property.

Any gain that a REIT recognizes on the sale of foreclosure property held as inventory or primarily for sale to customers, plus any income it receives from foreclosure property that would not otherwise qualify under the 75% gross income test in the absence of foreclosure property treatment, reduced by expenses directly connected with the production of those items of income, would be subject to income tax at the highest regular corporate income tax rate under the foreclosure property income tax rules of Section 857(b)(4) of the IRC. Thus, if a REIT should lease foreclosure property in exchange for rent that qualifies as “rents from real property” as described above, then that rental income is not subject to the foreclosure property income tax.

Property generally ceases to be foreclosure property at the end of the third taxable year following the taxable year in which the REIT acquired the property, or longer if an extension is obtained from the IRS. However, this grace period terminates and foreclosure property ceases to be foreclosure property on the first day:

•
on which a lease is entered into for the property that, by its terms, will give rise to income that does not qualify for purposes of the 75% gross income test, or any amount is received or accrued, directly or indirectly, pursuant to a lease entered into on or after such day that will give rise to income that does not qualify for purposes of the 75% gross income test;

•
on which any construction takes place on the property, other than completion of a building or any other improvement where more than 10% of the construction was completed before default became imminent and other than specifically exempted forms of maintenance or deferred maintenance; or

•
which is more than 90 days after the day on which the REIT acquired the property and the property is used in a trade or business which is conducted by the REIT, other than through an independent contractor from whom the REIT itself does not derive or receive any income or a TRS.

Other than sales of foreclosure property, any gain that we realize on the sale of property held as inventory or other property held primarily for sale to customers in the ordinary course of a trade or business, together known as dealer gains, may be treated as income from a prohibited transaction that is subject to a penalty tax at a 100% rate. The 100% tax does not apply to gains from the sale of property that is held through a TRS, but such income will be subject to tax in the hands of the TRS at regular corporate income tax rates; we may therefore utilize our TRSs in transactions in which we might otherwise recognize dealer gains. Whether property is held as inventory or primarily for sale to customers in the ordinary course of a trade or business is a question of fact that depends on all the facts and circumstances surrounding each particular transaction. Sections 857(b)(6)(C) and (E) of the IRC provide safe harbors pursuant to which limited sales of real property held for at least two years and meeting specified additional requirements will not be treated as prohibited transactions. However, compliance with the safe harbors is not always achievable in practice. We attempt to structure our activities to avoid transactions that are prohibited transactions, or otherwise conduct such activities through TRSs. We cannot be sure whether or not the IRS might successfully assert that one or more of our dispositions is subject to the 100% penalty tax. Gains subject to the 100% penalty tax are excluded from the 75% and 95% gross income tests, whereas real property gains that are not dealer gains or that are exempted from the 100% penalty tax on account of the safe harbors are considered qualifying gross income for purposes of the 75% and 95% gross income tests.

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

Asset Tests. At the close of each calendar quarter of each taxable year, we must also satisfy the following asset percentage tests in order to qualify for taxation as a REIT for federal income tax purposes:

•
At least 75% of the value of our total assets must consist of “real estate assets,” defined as real property (including interests in real property and interests in mortgages on real property or on interests in real property), ancillary personal property to the extent that rents attributable to such personal property are treated as rents from real property in accordance with the rules described above (beginning with our 2016 taxable year), cash and cash items, shares in other REITs, debt instruments issued by “publicly offered REITs” as defined in Section 562(c)(2) of the IRC (beginning with our 2016 taxable year), government securities and temporary investments of new capital (that is, any stock or debt instrument that we hold that is attributable to any amount received by us (a) in exchange for our stock or (b) in a public offering of our five-year or longer debt instruments, but in each case only for the one-year period commencing with our receipt of the new capital).

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

•	Not more than 20% (25% before our 2018 taxable year) of the value of our total assets may be represented by stock or other securities of our TRSs.

•
Beginning with our 2016 taxable year, not more than 25% of the value of our total assets may be represented by “nonqualified publicly offered REIT debt instruments” as defined in Section 856(c)(5)(L)(ii) of the IRC.

Our counsel, Sullivan & Worcester LLP, is of the opinion that, although the matter is not free from doubt, our investments in the equity or debt of a TRS of ours, to the extent that and during the period in which they qualify as temporary investments of new capital, will be treated as real estate assets, and not as securities, for purposes of the above REIT asset tests.

If we own a loan secured by a mortgage on real property or on interests in real property (including, in the case of a loan secured by both real property and personal property, such personal property to the extent that it does not exceed 15% of the total fair market value of all of the property securing the loan) with a fair market value at the time the loan is made (reduced by any senior liens on the property) at least equal to the amount of such loan, the mortgage loan will generally be treated as a real estate asset for purposes of the 75% asset test above. But if the loan is undersecured when made, then the portion adequately secured by the real property (or the interests in real property) will generally be treated as a real estate asset for purposes of the 75% asset test above and the remaining portion will generally be treated as a separate security that must satisfy applicable asset tests.

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

In addition, if we fail the 5% asset test, the 10% vote test or the 10% value test at the close of any quarter and we do not cure such failure within thirty days after the close of that quarter, that failure will nevertheless be excused if (a) the failure is de minimis and (b) within six months after the last day of the quarter in which we identify the failure, we either dispose of the assets causing the failure or otherwise satisfy the 5% asset test, the 10% vote test and the 10% value test. For purposes of this relief provision, the failure will be de minimis if the value of the assets causing the failure does not exceed $10,000,000. If our failure is not de minimis, or if any of the other REIT asset tests have been violated, we may nevertheless qualify for taxation as a REIT if (a) we provide the IRS with a description of each asset causing the failure, (b) the failure was due to reasonable cause and not willful neglect, (c) we pay a tax equal to the greater of (1) $50,000 or (2) the highest regular corporate income tax rate imposed on the net income generated by the assets causing the failure during the period of the failure, and (d) within six months after the last day of the quarter in which we identify the failure, we either dispose of the assets causing the failure or otherwise satisfy all of the REIT asset tests. These relief provisions may apply to a failure of the applicable asset tests even if the failure first occurred in a year prior to the taxable year in which the failure was discovered.

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

Annual Distribution Requirements. In order to qualify for taxation as a REIT under the IRC, we are required to make annual distributions other than capital gain dividends to our shareholders in an amount at least equal to the excess of:

(1)	the sum of 90% of our “real estate investment trust taxable income” and 90% of our net income after tax, if any, from property received in foreclosure, over

(2)
the amount by which our noncash income (e.g., imputed rental income or income from transactions inadvertently failing to qualify as like-kind exchanges) exceeds 5% of our “real estate investment trust taxable income.”

For these purposes, our “real estate investment trust taxable income” is as defined under Section 857 of the IRC and is computed without regard to the dividends paid deduction and our net capital gain and will generally be reduced by specified corporate-level income taxes that we pay (e.g., taxes on built-in gains or foreclosure property income).

The December 2017 amendments to the IRC generally limit the deductibility of net interest expense paid or accrued on debt properly allocable to a trade or business to 30% of “adjusted taxable income,” subject to specified exceptions. Any deduction in excess of the limitation is carried forward and may be used in a subsequent year, subject to that year’s 30% limitation. Provided a taxpayer makes an election (which is irrevocable), the 30% limitation does not apply to a trade or business involving real property development, redevelopment, construction, reconstruction, acquisition, conversion, rental, operation, management, leasing, or brokerage, within the meaning of Section 469(c)(7)(C) of the IRC. Legislative history indicates that a real property trade or business includes a trade or business conducted by a corporation or a REIT. We intend to make an election to be treated as a real property trade or business and accordingly do not expect the interest deduction limitations described above to apply to us or to the calculation of our real estate investment trust taxable income.

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

Distributions must be paid in the taxable year to which they relate, or in the following taxable year if declared before we timely file our federal income tax return for the earlier taxable year and if paid on or before the first regular distribution payment after that declaration. If a dividend is declared in October, November or December to shareholders of record during one of those months and is paid during the following January, then for federal income tax purposes such dividend will be treated as having been both paid and received on December 31 of the prior taxable year.

The 90% distribution requirements may be waived by the IRS if a REIT establishes that it failed to meet them by reason of distributions previously made to meet the requirements of the 4% excise tax discussed below. To the extent that we do not distribute all of our net capital gain and all of our “real estate investment trust taxable income,” as adjusted, we will be subject to federal income tax at regular corporate income tax rates on undistributed amounts. In addition, we will be subject to a 4% nondeductible excise tax to the extent we fail within a calendar year to make required distributions to our shareholders of 85% of our ordinary income and 95% of our capital gain net income plus the excess, if any, of the “grossed up required distribution” for the preceding calendar year over the amount treated as distributed for that preceding calendar year. For this purpose, the term “grossed up required distribution” for any calendar year is the sum of our taxable income for the calendar year without regard to the deduction for dividends paid and all amounts from earlier years that are not treated as having been distributed under the provision. We will be treated as having sufficient earnings and profits to treat as a dividend any distribution by us up to the amount required to be distributed in order to avoid imposition of the 4% excise tax.

If we do not have enough cash or other liquid assets to meet the 90% distribution requirements, or if we so choose, we may find it necessary or desirable to arrange for new debt or equity financing to provide funds for required distributions in order to maintain our qualification for taxation as a REIT. We cannot be sure that financing would be available for these purposes on favorable terms, or at all.

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

Our Relationship with ILPT

Our formation of ILPT, followed by ILPT’s issuance of its shares to the public in the ILPT IPO impacted our own REIT qualification and taxation under the IRC in the following manner:

Formation of ILPT. Prior to the ILPT IPO, each of ILPT and its wholly owned subsidiaries were our QRSs. During this period, ILPT and its subsidiaries were not taxpayers separate from us for federal income tax purposes. Accordingly, all assets, liabilities and items of income, deduction and credit of ILPT and its subsidiaries during this period, including in particular the outstanding indebtedness on ILPT's revolving credit facility, were treated as ours. Under the Transaction

Agreement, the federal income tax liabilities and federal income tax filings for ILPT and its subsidiaries for this period are our responsibility.

Our Taxation Upon the ILPT IPO. When ILPT first issued shares to persons other than us, or the Effective Time, ILPT ceased to be wholly owned by us. As a consequence, ILPT and its subsidiaries ceased to be disregarded as entities separate from us for federal income tax purposes. Instead, at that time, ILPT became regarded as a separate corporation that intends to satisfy the requirements for qualification and taxation as a REIT under the IRC, and its subsidiaries ceased to be treated as part of us and became disregarded entities treated as part of the newly separate ILPT. In particular, there was a “Deemed Exchange” for federal income tax purposes at the time when ILPT ceased to be wholly owned by us, and this Deemed Exchange encompassed the following features:

•
The cash, assets, and liabilities distributed from ILPT to us prior to its issuance of shares in the ILPT IPO were treated as cash, assets, and liabilities retained by us and not included in the Deemed Exchange.

•	The assets retained by ILPT were treated as though contributed by us to ILPT in the Deemed Exchange.

•
The liabilities retained by ILPT (other than ILPT's obligation to reimburse us for costs that we advanced, currently estimated not to exceed $15 million), including in particular the outstanding balance on ILPT's revolving credit facility, were treated as liabilities of ours that were assumed by ILPT in the Deemed Exchange.

•
We were treated as receiving, as consideration in the Deemed Exchange, (1) the ILPT shares that we continued to own immediately after the Effective Time, (2) the liabilities retained by ILPT and treated as assumed by it from us in the Deemed Exchange, plus (3) ILPT’s obligation to reimburse us for costs that we advanced.

For the Deemed Exchange to have been nontaxable to us for federal income tax purposes (except to the extent of ILPT's obligation to reimburse us for costs that we advanced), each of the three issues discussed below must be concluded upon favorably. Based on representations from us and from ILPT, our counsel, Sullivan & Worcester LLP, is of the opinion that the Deemed Exchange should be governed by Sections 351(a) and 357(a) of the IRC, except for gain that we recognized under Section 351(b) of the IRC in respect of ILPT’s obligation to reimburse us for costs that we advanced (currently estimated not to exceed $15 million), all for the reasons discussed below.

First, Section 351(e) of the IRC must not have applied to the Deemed Exchange, or else it would have disqualified the Deemed Exchange from Sections 351(a) and 351(b) treatment altogether. Section 351(e) and applicable regulations provide that, if our contribution of assets to ILPT in the Deemed Exchange resulted, directly or indirectly, in diversification for us, then Sections 351(a) and 351(b) would not apply to the Deemed Exchange. Because ILPT is expected to qualify for taxation as a REIT for its taxable year that commenced at the Effective Time and because the ILPT IPO investors contributed cash to ILPT in connection with the Deemed Exchange, our contribution of assets to ILPT in the Deemed Exchange automatically resulted in diversification for us unless (i) the assets we contributed to ILPT in the Deemed Exchange were already a diversified portfolio or (ii) the ILPT IPO investors’ cash is viewed as nondiversifying because ILPT used that cash to pay down its liabilities rather than to acquire new assets. Thus, if the ILPT portfolio was already a diversified portfolio, then the Deemed Exchange did not result in diversification for us, and thus Section 351(e) did not apply. Regulations under Section 351(e) provide a diversification standard for investment securities, including a provision that treats federal government securities as automatically diversified; but these regulations do not provide a diversification standard for real estate. Still, the IRS has over the years issued several private letter rulings on diversified real estate portfolios, in each instance concluding that the real estate portfolio in question was a diversified portfolio and thus that Section 351(e) was inapplicable. These private letter rulings do not consistently cite the same diversification factors, but cumulatively they reference similar factors such as geographic diversity, tenant diversity, lease length diversity and asset type diversity. Although private letter rulings are not precedential and cannot be relied upon by taxpayers other than the ones to whom they are addressed, they do provide insight into how the IRS interprets and applies the federal income tax law.

We believe that the geographic focus of the ILPT portfolio did not detract from the diversified nature of these properties, given the properties’ diversity in size, age, tenant profile, operating history and remaining lease length. As such, we believe that the ILPT real estate portfolio at the Effective Time was diversified for Section 351(e) purposes and for that reason Section 351(e) did not apply to the Deemed Exchange. In addition, because ILPT used the cash contributed by the ILPT IPO investors to pay down its liabilities rather than to acquire new assets, we believe that there was no diversification even if the ILPT real estate portfolio was nondiversified, and thus for that reason too Section 351(e) did not apply to the Deemed Exchange.

Second, Section 357(a) provides that liabilities assumed by a transferee from a transferor, in connection with a transfer of assets from the transferor to the transferee governed by Sections 351(a) and 351(b), will not be taxable consideration to the transferor. However, Section 357(b) provides that Section 357(a) will not apply, and thus all assumed liabilities will constitute taxable consideration (up to the amount of actual realized gains), if any liability assumption in the transaction was made either with a purpose to avoid federal income tax or without a bona fide business purpose. In Revenue Ruling 79-258, 1979-2 C.B. 143, and in several subsequent private letter rulings, the IRS applied Sections 357(a) and 357(b) to conclude that a proportional part of the total debt of a parent corporation can be allocated to the properties and assets contributed to a new subsidiary and that this proportional part can be assigned to and assumed by the subsidiary as follows: the subsidiary may assume a new debt, the loan proceeds of which are used by the parent to pay down the parent’s other, older debt. In effect, the new debt is successor indebtedness of the parent which has been proportionately assigned to and assumed by the subsidiary. We and ILPT attempted to structure the Deemed Exchange so as to come within the principles articulated in these published and private rulings, and we believe that we successfully did so. For example, based on our computations, in the Deemed Exchange we and ILPT believe that we allocated, and therefore that ILPT assumed in the form of ILPT's revolving credit facility and ILPT’s other liabilities (including assumed mortgage debt), no more than a proportional part of our overall indebtedness prior to the Deemed Exchange. Accordingly, we believe that ILPT’s assumption of liabilities from us in the Deemed Exchange was nontaxable consideration to us under Section 357(a) of the IRC.

Third, related to but perhaps distinct from the preceding issue under Sections 357(a) and 357(b) of the IRC, Waterman Steamship v. Commissioner, 430 F.2d 1185 (5th Cir. 1970), and subsequent tax cases apply a judicial recharacterization rule to pre-transaction dividends funded from newly borrowed proceeds. Under this case law, part or all of a pre-transaction dividend funded from a new borrowing is recharacterized as a taxable sale for cash, if the borrowing is paid off post-transaction with proceeds from cash investors, and if the new borrowing is temporary and supported by the impending cash investment. This case law, to the extent applicable to our transactions with ILPT, would overturn our nontaxable treatment of the debt-funded cash payment by ILPT to us prior to the Deemed Exchange, and instead would recharacterize that cash flow as our cash sale of a portion of ILPT to the new public shareholders of ILPT, a characterization which would render Sections 351(a) and 351(b) of the IRC inapplicable. For a number of reasons, we believe that this case law did not apply to our transactions with ILPT, and thus that the Deemed Exchange was properly governed by Sections 351(a), 351(b) and 357(a) of the IRC. As discussed above, under the authority of Revenue Ruling 79-258, 1979-2 C.B. 143, and subsequent private letter rulings, ILPT's revolving credit facility and the payment to us funded from that credit facility were not properly viewed as a new borrowing and associated dividend, but instead as the mechanism by which no more than a proportional amount of our overall debt was fairly allocated to and assumed by ILPT. Further, ILPT's revolving credit facility and the associated payment to us were put in place and completed before the outcome of the ILPT IPO was known. In our view, this timing not only supports our belief that ILPT's revolving credit facility and associated payment to us were a separate, independent step from the ILPT IPO for federal income tax purposes, but also supports the view that the lenders underwriting ILPT’s revolving credit facility relied upon the security of ILPT’s portfolio and revenues rather than simply the success of the ILPT IPO. In addition, when ILPT's revolving credit facility was put in place, the amount of cash that might have been raised in a potential initial public offering was not known, and thus that cash amount could have been greater than or less than the amount outstanding on ILPT's revolving credit facility at the Effective Time. Finally, the case law at issue involves pre-transaction dividends where the underlying transaction is already a sale of subsidiary stock between a seller and a buyer, typically for cash, and so the effect of the judicial recharacterization is merely to convert the subject dividend proceeds into additional sale proceeds. However, our transactions with ILPT and the Deemed Exchange were different because there was no sale by us to the public of ILPT shares included in the baseline set of transactions, and we thus believe it would be improper to recharacterize the pre-transaction payment as a sale in circumstances in which no sale is formally occurring.

Consequences if Deemed Exchange Were Taxable. As discussed above, based on representations from us and from ILPT, our counsel, Sullivan & Worcester LLP, is of the opinion that the Deemed Exchange should be governed by Sections 351(a) and 357(a) of the IRC, except for gain that we recognized under Section 351(b) of the IRC in respect of ILPT’s obligation to reimburse us for costs that we advanced. However, upon review the IRS or a court might conclude otherwise. For example, contrary to Sullivan & Worcester LLP’s opinion and our belief, the IRS or a court might take one or more of the following views: that the ILPT portfolio was not a diversified portfolio for purposes of Section 351(e) of the IRC and that the cash contributed by the ILPT IPO investors was diversifying for us even though ILPT merely used that cash to pay down its liabilities rather than to acquire new assets; that the assumption of liabilities by ILPT from us in the Deemed Exchange was governed by Section 357(b) rather than Section 357(a) of the IRC; or that the debt-funded cash payment by ILPT to us was properly recharacterized as sale proceeds that preclude the application of Sections 351(a) and 351(b) of the IRC. If we were unsuccessful in challenging any such adverse determination, then we would recognize most or all of the taxable gain in the ILPT portfolio, computed as discussed below. We expect that much of the taxable gain that we recognized or may be required to recognize, including the gain that we recognized under Section 351(b), would be treated as ordinary gains pursuant to Section 1239 of the IRC because we owned more than 50% of ILPT following the ILPT IPO.

If the Deemed Exchange were not governed by Sections 351(a), 351(b) and 357(a) of the IRC, then our recognized taxable gain in the ILPT portfolio would generally have equaled our aggregate amount realized in the Deemed Exchange, minus our aggregate adjusted tax basis in the ILPT portfolio immediately before the Effective Time, plus our losses deferred under Section 267(f) of the IRC on individual properties in the ILPT portfolio because we were affiliated with ILPT for purposes of Section 267 immediately after the Effective Time. Our aggregate amount realized in the Deemed Exchange equaled the sum of (1) the fair market value of the ILPT shares that we continued to own immediately after the Effective Time, (2) the liabilities that ILPT was treated as assuming from us in the Deemed Exchange, and (3) the obligation of ILPT to reimburse us for costs that we advanced. Employing the valuation methodologies described below, we estimate that if, contrary to our expectation, we recognized significant gain as a result of the Deemed Exchange, then this taxable gain would have been approximately $650 million.

In computing our aggregate amount realized, we were required to value for federal income tax purposes the ILPT shares that we continued to own immediately after the Effective Time. Under applicable judicial precedent, it is possible that the following two valuations may differ for federal income tax purposes: (1) the per share fair market value of the ILPT shares that we continued to own immediately after the Effective Time, versus (2) the average of the reported high and low trading prices for the ILPT shares in the public market on the date of the Effective Time, or the Initial Price. Because of the factual nature of the value of ILPT shares, Sullivan & Worcester LLP is unable to render an opinion on the valuation of ILPT shares generally, or on the valuation of the particular ILPT shares that we continued to own immediately after the Effective Time. Nevertheless, we believe that the per share fair market value of any and all ILPT shares at the Effective Time was properly valued at the Initial Price for federal income tax purposes. Accordingly, the Initial Price will be used for all of our tax reporting, including for purposes of computing any gain we may have recognized in the Deemed Exchange.

Prior to the Deemed Exchange, we held the assets comprising the ILPT portfolio for investment with a view to long-term income production and capital appreciation, and the conversion of ILPT into a separate REIT by means of the ILPT IPO represented a new, unique opportunity to realize the value of that investment. Accordingly, we believe that any gains we recognized in the ILPT portfolio as a result of the Deemed Exchange, including in any event the gain that we recognized under Section 351(b) of the IRC, would not have been a prohibited transaction that was subject to the 100% penalty tax, described above, applicable to gains from the disposition of inventory or other property held primarily for sale to customers. Moreover, we believe that any such recognized gains from the Deemed Exchange qualified as gains from the disposition of real property, and therefore counted favorably toward our compliance with the 75% and 95% gross income tests, as described above.

If in a later year it is ultimately determined, contrary to our expectation, that we recognized additional gain or income as a result of the Deemed Exchange not qualifying under Sections 351(a), 351(b) or 357(a) of the IRC, then we may be required to amend our tax reports, including those sent to our shareholders, and we will owe federal income tax on the undistributed gain and income unless we elect to pay a sufficient deficiency dividend to our shareholders. As discussed above, deficiency dividends may be included in our deduction for dividends paid for the year in which such gain or income is recognized, but an interest charge would be imposed upon us for the delay in distribution.

Our Investment in ILPT. Following the Effective Time, we owned and continue to own a majority of ILPT’s shares. In general, our aggregate initial tax basis in these shares equaled our aggregate adjusted tax basis in the ILPT portfolio immediately before the Effective Time, minus the liabilities accrued for federal income tax purposes and assumed by ILPT from us in the Deemed Exchange, plus any gain we recognized in the Deemed Exchange, minus the reimbursement obligation received by us from ILPT. As discussed above, we believe that we did not recognize, and our counsel Sullivan & Worcester LLP is of the opinion that we should not have recognized, any gain in the Deemed Exchange, except up to the extent of ILPT’s obligation to reimburse us for costs that we advanced (currently estimated not to exceed $15 million).

As discussed above, the Transaction Agreement provides that we and ILPT, due to our ongoing affiliation, will refrain from taking actions that may jeopardize the other’s qualification for taxation as a REIT under the IRC. For example, each of us is obligated to limit our ownership in any tenant of the other, so that neither of us owns more than 4.9% of any such tenant, and therefore our combined ownership will remain under 10%. In addition, we and ILPT have agreed to take reasonable actions to facilitate the qualification for taxation as a REIT under the IRC of the other.

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

Built-in Gains from C Corporations. Notwithstanding our qualification and taxation as a REIT, under specified circumstances we may be subject to corporate income taxation if we acquire a REIT asset where our adjusted tax basis in the asset is determined by reference to the adjusted tax basis of the asset as owned by a C corporation. For instance, we may be subject to federal income taxation on all or part of the built-in gain that was present on the last date an asset was owned by a C corporation, if we succeed to a carryover tax basis in that asset directly or indirectly from such C corporation and if we sell the asset during the five year period beginning on the day the asset ceased being owned by such C corporation. To the extent of our gains in a taxable year that are subject to the built-in gains tax, net of any taxes paid on such gains with respect to that taxable year, our taxable dividends paid in the following year will be potentially eligible for taxation to noncorporate U.S. shareholders at the preferential tax rates for “qualified dividends” as described below under the heading “—Taxation of Taxable U.S. Shareholders”. We generally do not expect to sell assets if doing so would result in the imposition of a material built-in gains tax liability; but if and when we do sell assets that may have associated built-in gains tax exposure, then we expect to make appropriate provision for the associated tax liabilities on our financial statements.

Earnings and Profits. Following a corporate acquisition, we must generally distribute all of the C corporation earnings and profits inherited in that transaction, if any, no later than the end of our taxable year in which the transaction occurs, in order to preserve our qualification for taxation as a REIT. However, if we fail to do so, relief provisions would allow us to maintain our qualification for taxation as a REIT provided we distribute any subsequently discovered C corporation earnings and profits and pay an interest charge in respect of the period of delayed distribution. C corporation earnings and profits that we inherit are, in general, specially allocated under a priority rule to the earliest possible distributions following the event causing the inheritance, and only then is the balance of our earnings and profits for the taxable year allocated among our distributions to the extent not already treated as a distribution of C corporation earnings and profits under the priority rule. The distribution of these C corporation earnings and profits is potentially eligible for taxation to noncorporate U.S. shareholders at the preferential tax rates for “qualified dividends” as described below under the heading “—Taxation of Taxable U.S. Shareholders”.

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

•
we would be subject to tax on the built-in gain on each asset of CCIT existing at the time we acquired it if we were to dispose of a CCIT asset during the five-year period following the date that we acquired CCIT; and

•
we could be required to pay a special distribution and/or employ applicable deficiency dividend procedures (including interest payments to the IRS) to eliminate any earnings and profits accumulated by CCIT for taxable periods during which it did not qualify for taxation as a REIT.

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

Depreciation and Federal Income Tax Treatment of Leases

Our initial tax bases in our assets will generally be our acquisition cost. As described above and pursuant to the December 2017 amendments to the IRC, we intend to make an election to be treated as an electing real property trade or business pursuant to Section 163(j)(7)(B) of the IRC; depreciable real property (including specified improvements) held by electing real property trades or businesses must be depreciated under the alternative depreciation system under the IRC, which generally imposes a class life for depreciable real property as long as forty years. We will generally depreciate our depreciable real property on a straight-line basis over forty years and our personal property over the applicable shorter periods. These depreciation schedules, and our initial tax bases, may vary for properties that we acquire through tax-free or carryover basis acquisitions, or that are the subject of cost segregation analyses.

We are entitled to depreciation deductions from our facilities only if we are treated for federal income tax purposes as the owner of the facilities. This means that the leases of our facilities must be classified for U.S. federal income tax purposes as true leases, rather than as sales or financing arrangements, and we believe this to be the case.

Distributions to our Shareholders

As described above, we expect to make distributions to our shareholders from time to time. These distributions may include cash distributions, in kind distributions of property, and deemed or constructive distributions resulting from capital market activities. The U.S. federal income tax treatment of our distributions will vary based on the status of the recipient shareholder as more fully described below under the headings “—Taxation of Taxable U.S. Shareholders,” “—Taxation of Tax-Exempt U.S. Shareholders,” and “—Taxation of Non-U.S. Shareholders.”

A redemption of our shares for cash only will be treated as a distribution under Section 302 of the IRC, and hence taxable as a dividend to the extent of our available current or accumulated earnings and profits, unless the redemption satisfies one of the tests set forth in Section 302(b) of the IRC enabling the redemption to be treated as a sale or exchange of the shares. The redemption for cash only will be treated as a sale or exchange if it (a) is “substantially disproportionate” with respect to the surrendering shareholder’s ownership in us, (b) results in a “complete termination” of the surrendering shareholder’s entire share interest in us, or (c) is “not essentially equivalent to a dividend” with respect to the surrendering shareholder, all within the meaning of Section 302(b) of the IRC. In determining whether any of these tests have been met, a shareholder must generally take into account shares considered to be owned by such shareholder by reason of constructive ownership rules set forth in the IRC, as well as shares actually owned by such shareholder. In addition, if a redemption is treated as a distribution under the preceding tests, then a shareholder’s tax basis in the redeemed shares generally will be transferred to the shareholder’s remaining shares in us, if any, and if such shareholder owns no other shares in us, such basis generally may be transferred to a related person or may be lost entirely. Because the determination as to whether a shareholder will satisfy any of the tests of Section 302(b) of the IRC depends upon the facts and circumstances at the time that our shares are redeemed, we urge you to consult your own tax advisor to determine the particular tax treatment of any redemption.

Taxation of Taxable U.S. Shareholders

For noncorporate U.S. shareholders, to the extent that their total adjusted income does not exceed applicable thresholds, the maximum federal income tax rate for long-term capital gains and most corporate dividends is generally 15%. For those noncorporate U.S. shareholders whose total adjusted income exceeds the applicable thresholds, the maximum federal income tax rate for long-term capital gains and most corporate dividends is generally 20%. However, because we are not generally subject to federal income tax on the portion of our “real estate investment trust taxable income” distributed to our shareholders, dividends on our shares generally are not eligible for these preferential tax rates, except that any distribution of C corporation earnings and profits and taxed built-in gain items will potentially be eligible for these preferential tax rates. As a result, our ordinary dividends generally are taxed at the higher federal income tax rates applicable to ordinary income (subject to the lower effective tax rates applicable to qualified REIT dividends via the deduction-without-outlay mechanism of Section 199A of the IRC, which is available to our noncorporate U.S. shareholders for taxable years after 2017 and before 2026). To summarize, the preferential federal income tax rates for long-term capital gains and for qualified dividends generally apply to:

(1)	long-term capital gains, if any, recognized on the disposition of our shares;

(2)
our distributions designated as long-term capital gain dividends (except to the extent attributable to real estate depreciation recapture, in which case the distributions are subject to a maximum 25% federal income tax rate);

(3)	our dividends attributable to dividend income, if any, received by us from C corporations such as TRSs;

(4)	our dividends attributable to earnings and profits that we inherit from C corporations; and

(5)	our dividends to the extent attributable to income upon which we have paid federal corporate income tax (such as taxes on built-in gains), net of the corporate income taxes thereon.

As long as we qualify for taxation as a REIT, a distribution to our U.S. shareholders that we do not designate as a capital gain dividend generally will be treated as an ordinary income dividend to the extent of our available current or accumulated earnings and profits (subject to the lower effective tax rates applicable to qualified REIT dividends via the deduction-without-outlay mechanism of Section 199A of the IRC, which is available to our noncorporate U.S. shareholders for taxable years after 2017 and before 2026). Distributions made out of our current or accumulated earnings and profits that we properly designate as capital gain dividends generally will be taxed as long-term capital gains, as discussed below, to the extent they do not exceed our actual net capital gain for the taxable year. However, corporate shareholders may be required to treat up to 20% of any capital gain dividend as ordinary income under Section 291 of the IRC.

In addition, we may elect to retain net capital gain income and treat it as constructively distributed. In that case:

(1)	we will be taxed at regular corporate capital gains tax rates on retained amounts;

(2)	each of our U.S. shareholders will be taxed on its designated proportionate share of our retained net capital gains as though that amount were distributed and designated as a capital gain dividend;

(3)	each of our U.S. shareholders will receive a credit or refund for its designated proportionate share of the tax that we pay;

(4)
each of our U.S. shareholders will increase its adjusted basis in our shares by the excess of the amount of its proportionate share of these retained net capital gains over the U.S. shareholder’s proportionate share of the tax that we pay; and

(5)	both we and our corporate shareholders will make commensurate adjustments in our respective earnings and profits for federal income tax purposes.

If we elect to retain our net capital gains in this fashion, we will notify our U.S. shareholders of the relevant tax information within sixty days after the close of the affected taxable year.

If for any taxable year we designate capital gain dividends for our shareholders, then a portion of the capital gain dividends we designate will be allocated to the holders of a particular class of shares on a percentage basis equal to the ratio of the amount of the total dividends paid or made available for the year to the holders of that class of shares to the total dividends paid or made available for the year to holders of all outstanding classes of our shares. We will similarly designate the portion of any dividend that is to be taxed to noncorporate U.S. shareholders at preferential maximum rates (including any qualified dividend income and any capital gains attributable to real estate depreciation recapture that are subject to a maximum 25% federal income tax rate) so that the designations will be proportionate among all outstanding classes of our shares.

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

If a dividend is declared in October, November or December to shareholders of record during one of those months and is paid during the following January, then for federal income tax purposes the dividend will be treated as having been both paid and received on December 31 of the prior taxable year.

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

U.S. shareholders who are individuals, estates or trusts are generally required to pay a 3.8% Medicare tax on their net investment income (including dividends on and gains from the sale or other disposition of our shares), or in the case of estates and trusts on their net investment income that is not distributed, in each case to the extent that their total adjusted income exceeds applicable thresholds. U.S. shareholders are urged to consult their tax advisors regarding the application of the 3.8% Medicare tax, including the applicability of the deduction-without-outlay mechanism of Section 199A of the IRC to the calculation of their net investment income.

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

Noncorporate U.S. shareholders who borrow funds to finance their acquisition of our shares could be limited in the amount of deductions allowed for the interest paid on the indebtedness incurred. Under Section 163(d) of the IRC, interest paid or accrued on indebtedness incurred or continued to purchase or carry property held for investment is generally deductible only to the extent of the investor’s net investment income. A U.S. shareholder’s net investment income will include, only if an appropriate election is made by the shareholder, capital gain dividend distributions and qualified dividends received from us, and it is possible that ordinary REIT dividends received from us will also be included only if such an election is made. Distributions treated as a nontaxable return of the shareholder’s basis will not enter into the computation of net investment income.

Taxation of Tax-Exempt U.S. Shareholders

The rules governing the federal income taxation of tax-exempt entities are complex, and the following discussion is intended only as a summary of material considerations of an investment in our shares relevant to such investors. If you are a tax-exempt shareholder, we urge you to consult your own tax advisor to determine the impact of federal, state, local and foreign tax laws, including any tax return filing and other reporting requirements, with respect to your acquisition of or investment in our shares.

Our distributions made to shareholders that are tax-exempt pension plans, individual retirement accounts or other qualifying tax-exempt entities should not constitute UBTI, provided that the shareholder has not financed its acquisition of our shares with “acquisition indebtedness” within the meaning of the IRC, that the shares are not otherwise used in an unrelated trade or business of the tax-exempt entity, and that, consistent with our present intent, we do not hold a residual interest in a real estate mortgage investment conduit or otherwise hold mortgage assets or conduct mortgage securitization activities that generate “excess inclusion” income.

Taxation of Non-U.S. Shareholders

The rules governing the U.S. federal income taxation of non-U.S. shareholders are complex, and the following discussion is intended only as a summary of material considerations of an investment in our shares relevant to such investors. If you are a non-U.S. shareholder, we urge you to consult your own tax advisor to determine the impact of U.S. federal, state, local and foreign tax laws, including any tax return filing and other reporting requirements, with respect to your acquisition of or investment in our shares.

We expect that a non-U.S. shareholder’s receipt of (a) distributions from us, and (b) proceeds from the sale of our shares, will not be treated as income effectively connected with a U.S. trade or business and a non-U.S. shareholder will therefore not be subject to the often higher federal tax and withholding rates, branch profits taxes and increased reporting and filing requirements that apply to income effectively connected with a U.S. trade or business. This expectation and a number of the determinations below are predicated on our shares being listed on a U.S. national securities exchange, such as Nasdaq. Although we cannot be sure, we expect that each class of our shares has been and will remain listed on a U.S. national securities exchange; however, we cannot be sure that our shares will continue to be so listed in future taxable years or that any class of our shares that we may issue in the future will be so listed.

Distributions. A distribution by us to a non-U.S. shareholder that is not designated as a capital gain dividend will be treated as an ordinary income dividend to the extent that it is made out of our current or accumulated earnings and profits. A distribution of this type will generally be subject to U.S. federal income tax and withholding at the rate of 30%, or at a lower rate if the non-U.S. shareholder has in the manner prescribed by the IRS demonstrated to the applicable withholding agent its entitlement to benefits under a tax treaty. Because we cannot determine our current and accumulated earnings and profits until the end of the taxable year, withholding at the statutory rate of 30% or applicable lower treaty rate will generally be imposed on the gross amount of any distribution to a non-U.S. shareholder that we make and do not designate as a capital gain dividend. Notwithstanding this potential withholding on distributions in excess of our current and accumulated earnings and profits, these excess portions of distributions are a nontaxable return of capital to the extent that they do not exceed the non-U.S. shareholder’s adjusted basis in our shares, and the nontaxable return of capital will reduce the adjusted basis in these shares. To the extent that distributions in excess of our current and accumulated earnings and profits exceed the non-U.S. shareholder’s adjusted basis in our shares, the distributions will give rise to U.S. federal income tax liability only in the unlikely event that the non-U.S. shareholder would otherwise be subject to tax on any gain from the sale or exchange of these shares, as discussed below under the heading “—Dispositions of Our Shares.” A non-U.S. shareholder may seek a refund from the IRS of amounts withheld on distributions to it in excess of such shareholder’s allocable share of our current and accumulated earnings and profits.

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

If, contrary to our expectation, a class of our shares was not listed on a U.S. national securities exchange and we made a distribution on those shares that was attributable to gain from the sale or exchange of a USRPI, then a non-U.S. shareholder holding those shares would be taxed as if the distribution was gain effectively connected with a trade or business in the United States conducted by the non-U.S. shareholder. In addition, the applicable withholding agent would be required to withhold from a distribution to such a non-U.S. shareholder, and remit to the IRS, up to 21% of the maximum amount of any distribution that was or could have been designated as a capital gain dividend. The non-U.S. shareholder also would generally be subject to the same treatment as a U.S. shareholder with respect to the distribution (subject to any applicable alternative minimum tax and a special alternative minimum tax in the case of a nonresident alien individual), would be subject to fulsome U.S. federal income tax return reporting requirements, and, in the case of a corporate non-U.S. shareholder, may owe the up to 30% branch profits tax under Section 884 of the IRC (or lower applicable tax treaty rate) in respect of these amounts.

Dispositions of Our Shares. If as expected our shares are not USRPIs, then a non-U.S. shareholder’s gain on the sale of these shares generally will not be subject to U.S. federal income taxation or withholding. We expect that our shares will not be USRPIs because one or both of the following exemptions will be available at all times.

First, for so long as a class of our shares is listed on a U.S. national securities exchange, a non-U.S. shareholder’s gain on the sale of those shares will not be subject to U.S. federal income taxation as a sale of a USRPI. Second, our shares will not constitute USRPIs if we are a “domestically controlled” REIT. A domestically controlled REIT is a REIT in which at all times during the preceding five-year period less than 50% of the fair market value of its outstanding shares was directly or indirectly held by foreign persons. From and after December 18, 2015, a person who at all relevant times holds less than 5% of a REIT’s shares that are “regularly traded” on a domestic “established securities market” is deemed to be a U.S. person in making the determination of whether a REIT is domestically controlled, unless the REIT has actual knowledge that the person is not a U.S. person. Other presumptions apply in making the determination with respect to other classes of REIT shareholders. As a result of applicable presumptions, we expect to be able to demonstrate from and after December 18, 2015 that we are less than 50% foreign owned. For periods prior to December 18, 2015, we believe that we were less than 50% foreign owned, but that may not be possible to demonstrate unless and until technical corrections legislation expressly expands application of the ownership presumptions. Accordingly, although we cannot be sure, we believe that we are and will remain a “domestically controlled” REIT.

If, contrary to our expectation, a gain on the sale of our shares is subject to U.S. federal income taxation (for example, because neither of the above exemptions were then available, i.e., that class of our shares were not then listed on a U.S. national securities exchange and we were not a “domestically controlled” REIT), then (a) a non-U.S. shareholder would generally be subject to the same treatment as a U.S. shareholder with respect to its gain (subject to any applicable alternative minimum tax and a special alternative minimum tax in the case of nonresident alien individuals), (b) the non-U.S. shareholder would also be subject to fulsome U.S. federal income tax return reporting requirements, and (c) a purchaser of that class of our shares from the non-U.S. shareholder may be required to withhold 15% of the purchase price paid to the non-U.S. shareholder and to remit the withheld amount to the IRS.

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

Amounts withheld under backup withholding are generally not an additional tax and may be refunded by the IRS or credited against the shareholder’s federal income tax liability, provided that such shareholder timely files for a refund or credit with the IRS. A U.S. shareholder may be subject to backup withholding when it receives distributions on our shares or proceeds upon the sale, exchange, redemption, retirement or other disposition of our shares, unless the U.S. shareholder properly executes, or has previously properly executed, under penalties of perjury an IRS Form W-9 or substantially similar form that:

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

Non-U.S. financial institutions and other non-U.S. entities are subject to diligence and reporting requirements for purposes of identifying accounts and investments held directly or indirectly by U.S. persons. The failure to comply with these additional information reporting, certification and other requirements could result in a 30% U.S. withholding tax on applicable payments to non-U.S. persons, notwithstanding any otherwise applicable provisions of an income tax treaty. In particular, a payee that is a foreign financial institution that is subject to the diligence and reporting requirements described above must enter into an agreement with the U.S. Department of the Treasury requiring, among other things, that it undertake to identify accounts held by “specified United States persons” or “United States owned foreign entities” (each as defined in the IRC), annually report information about such accounts, and withhold 30% on applicable payments to noncompliant foreign financial institutions and account holders. Foreign financial institutions located in jurisdictions that have an intergovernmental agreement with the United States with respect to these requirements may be subject to different rules. The foregoing withholding regime generally applies to payments of dividends on our shares, and is expected to generally apply to other “withholdable payments” (including payments of gross proceeds from a sale, exchange, redemption, retirement or other disposition of our shares) made after December 31, 2018. In general, to avoid withholding, any non-U.S. intermediary through which a shareholder owns our shares must establish its compliance with the foregoing regime, and a non-U.S. shareholder must provide specified documentation (usually an applicable IRS Form W-8) containing information about its identity, its status, and if required, its direct and indirect U.S. owners. Non-U.S. shareholders and shareholders who hold our shares through a non-U.S. intermediary are encouraged to consult their own tax advisors regarding foreign account tax compliance.

Other Tax Considerations

Our tax treatment and that of our shareholders may be modified by legislative, judicial or administrative actions at any time, which actions may have retroactive effect. The rules dealing with federal income taxation are constantly under review by the U.S. Congress, the IRS and the U.S. Department of the Treasury, and statutory changes, new regulations, revisions to existing regulations and revised interpretations of established concepts are issued frequently; in fact, both technical corrections legislation and administrative guidance may someday be enacted or promulgated in response to the substantial December 2017 amendments to the IRC. Likewise, the rules regarding taxes other than U.S. federal income taxes may also be modified. No prediction can be made as to the likelihood of passage of new tax legislation or other provisions, or the direct or indirect effect on us and our shareholders. Revisions to tax laws and interpretations of these laws could adversely affect our ability to qualify and be taxed as a REIT, as well as the tax or other consequences of an investment in our shares. We and our shareholders may also be subject to taxation by state, local or other jurisdictions, including those in which we or our shareholders transact business or reside. These tax consequences may not be comparable to the U.S. federal income tax consequences discussed above.

ERISA PLANS, KEOGH PLANS AND INDIVIDUAL RETIREMENT ACCOUNTS

General Fiduciary Obligations

The Employee Retirement Income Security Act of 1974, as amended, or ERISA, the IRC and similar provisions to those described below under applicable foreign or state law, individually and collectively, impose certain duties on persons who are fiduciaries of any employee benefit plan subject to Title I of ERISA, or an ERISA Plan, or an individual retirement account or annuity, or an IRA, a Roth IRA, a tax-favored account (such as an Archer MSA, Coverdell education savings account or health savings account), a Keogh plan or other qualified retirement plan not subject to Title I of ERISA, each a Non-ERISA Plan. Under ERISA and the IRC, any person who exercises any discretionary authority or control over the administration of, or the management or disposition of the assets of, an ERISA Plan or Non-ERISA Plan, or who renders investment advice for a fee or other compensation to an ERISA Plan or Non-ERISA Plan, is generally considered to be a fiduciary of the ERISA Plan or Non-ERISA Plan.

Fiduciaries of an ERISA Plan must consider whether:

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

Fiduciaries of an ERISA Plan may incur personal liability for any loss suffered by the ERISA Plan on account of a violation of their fiduciary responsibilities. In addition, these fiduciaries may be subject to a civil penalty of up to 20% of any amount recovered by the ERISA Plan on account of a violation. Fiduciaries of any Non-ERISA Plan should consider that the Non-ERISA Plan may only make investments that are authorized by the appropriate governing instrument and applicable law.

Fiduciaries considering an investment in our securities should consult their own legal advisors if they have any concern as to whether the investment is consistent with the foregoing criteria or is otherwise appropriate. The sale of our securities to an ERISA Plan or Non-ERISA Plan is in no respect a representation by us or any underwriter of the securities that the investment meets all relevant legal requirements with respect to investments by the arrangements generally or any particular arrangement, or that the investment is appropriate for arrangements generally or any particular arrangement.

Prohibited Transactions

Fiduciaries of ERISA Plans and persons making the investment decision for Non-ERISA Plans should consider the application of the prohibited transaction provisions of ERISA and the IRC in making their investment decision. Sales and other transactions between an ERISA Plan or a Non-ERISA Plan and disqualified persons or parties in interest, as applicable, are prohibited transactions and result in adverse consequences absent an exemption. The particular facts concerning the sponsorship, operations and other investments of an ERISA Plan or Non-ERISA Plan may cause a wide range of persons to be treated as disqualified persons or parties in interest with respect to it. A non-exempt prohibited transaction, in addition to imposing potential personal liability upon ERISA Plan fiduciaries, may also result in the imposition of an excise tax under the IRC or a penalty under ERISA upon the disqualified person or party in interest. If the disqualified person who engages in the transaction is the individual on behalf of whom an IRA, Roth IRA or other tax-favored account is maintained (or his beneficiary), the IRA, Roth IRA or other tax-favored account may lose its tax-exempt status and its assets may be deemed to have been distributed to the individual in a taxable distribution on account of the non-exempt prohibited transaction, but no excise tax will be imposed. Fiduciaries considering an investment in our securities should consult their own legal advisors as to whether the ownership of our securities involves a non-exempt prohibited transaction.

“Plan Assets” Considerations

The U.S. Department of Labor has issued a regulation defining “plan assets.” The regulation, as subsequently modified by ERISA, generally provides that when an ERISA Plan or a Non-ERISA Plan otherwise subject to Title I of ERISA and/or Section 4975 of the IRC acquires an interest in an entity that is neither a “publicly offered security” nor a security issued by an investment company registered under the Investment Company Act of 1940, as amended, the assets of the ERISA Plan or Non-ERISA Plan include both the equity interest and an undivided interest in each of the underlying assets of the entity, unless it is established either that the entity is an operating company or that equity participation in the entity by benefit plan investors is not significant. We are not an investment company registered under the Investment Company Act of 1940, as amended.

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

The regulation provides that a security is “widely held” only if it is part of a class of securities that is owned by 100 or more investors independent of the issuer and of one another. However, a security will not fail to be “widely held” because the number of independent investors falls below 100 subsequent to the initial public offering as a result of events beyond the issuer’s control. Although we cannot be sure, we believe our common shares have been and will remain widely held, and we expect the same to be true of any future class of equity that we may issue.

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

Assuming that each class of our shares will be “widely held” and that no other facts and circumstances exist that restrict transferability of these shares, our counsel, Sullivan & Worcester LLP, is of the opinion that our shares will not fail to be “freely transferable” for purposes of the regulation due to the restrictions on transfer of our shares in our declaration of trust and that under the regulation each class of our currently outstanding shares is publicly offered and our assets will not be deemed to be “plan assets” of any ERISA Plan or Non-ERISA Plan that acquires our shares in a public offering. This opinion is conditioned upon certain assumptions and representations, as discussed above in “Material United States Federal Income Tax Considerations—Taxation as a REIT.”

Item 1A. Risk Factors
Our business is subject to a number of risks and uncertainties. The risks described below may not be the only risks we face but are risks we believe are material at this time. Additional risks that we do not yet know of, or that we currently think are immaterial, also may impair our business operations or financial results. If any of the events or circumstances described below occurs, our business, financial condition, results of operations, liquidity, prospects or ability to make or sustain distributions to our shareholders could be adversely affected and the value of our securities could decline. Investors and prospective investors should consider the risks described below, the information contained under the heading “Warning Concerning Forward Looking Statements” and the risks described elsewhere in this Annual Report on Form 10-K before deciding whether to invest in our securities.
Risks Related to Our Business
We may be unable to lease our properties when our leases expire.
Although we typically will seek to renew our leases with current tenants when they expire, we cannot be sure that we will be successful in doing so. If our tenants do not renew their leases, we may be unable to obtain new tenants to maintain or increase the historical occupancy rates of, or rents from, our properties.
We may experience declining rents or incur significant costs to renew our leases or to lease our properties to new tenants.
When we renew our leases with current tenants or lease to new tenants, we may experience rent decreases, and we may have to spend substantial amounts for leasing commissions, tenant improvements or other tenant inducements. Moreover, many of our properties have been specially designed for the particular businesses of our tenants; if the current leases for such properties are terminated or are not renewed, we may be required to renovate such properties at substantial costs, decrease the rents we charge or provide other concessions in order to lease such properties to new tenants.
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
Since the most recent U.S. recession, the Board of Governors of the U.S. Federal Reserve System, or the U.S. Federal Reserve, has taken actions that have resulted in low interest rates for a long period of time. Since December 2016, the U.S. Federal Reserve has raised its benchmark interest rate by one percentage point, and there are some market expectations that market interest rates will rise further in the near to intermediate term. Market interest rates may continue to increase, and those increases may materially and negatively affect us in several ways, including:

•
Investors may consider whether to buy or sell our common shares based upon the distribution rate on our common shares relative to the then prevailing market interest rates. If market interest rates go up, investors may expect a higher distribution rate than we are able to pay, which may increase our cost of capital, or they may sell our common shares and seek alternative investments that offer higher distribution rates. Sales of our common shares may cause a decline in the value of our common shares.

•
Amounts outstanding under our or ILPT’s revolving credit facilities require interest to be paid at variable interest rates. When interest rates increase, our and ILPT’s interest costs will increase, which could adversely affect our or ILPT’s cash flows, our or ILPT’s ability to pay principal and interest on our respective debt, our cost of refinancing our fixed rate debts when they become due and our or ILPT’s ability to make or sustain distributions to our respective shareholders. Additionally, if we or ILPT choose to hedge our interest rate risk, we cannot be sure that the hedge will be effective or that our or ILPT’s hedging counterparty will meet its obligations to us or ILPT.

•
Property values are often determined, in part, based upon a capitalization of rental income formula. When market interest rates increase, property investors often demand higher capitalization rates and that causes property values to decline. Increases in interest rates could lower the value of our properties and cause the value of our securities to decline.

We may be unable to grow our business by acquisitions of additional properties.
Our business plans involve the acquisition of additional properties. Our ability to make profitable acquisitions is subject to risks, including, but not limited to, risks associated with:

•	competition from other investors, including publicly traded and private REITs, numerous financial institutions, individuals, foreign investors and other public and private companies;

•	our long term cost of capital;

•	contingencies in our acquisition agreements; and

•	the availability and terms of financing.

We might encounter unanticipated difficulties and expenditures relating to our acquired properties. For example:

•
we do not believe that it is possible to understand fully a property before it is owned and operated for a reasonable period of time, and, notwithstanding pre-acquisition due diligence, we could acquire a property that contains undisclosed defects in design or construction;

•	the market in which an acquired property is located may experience unexpected changes that adversely affect the property’s value;

•	the occupancy of and rents from properties that we acquire may decline during our ownership;

•
property operating costs for our acquired properties may be higher than anticipated, which may result in tenants that pay or reimburse us for those costs terminating their leases or our acquired properties not yielding expected returns;

•
we may acquire properties subject to unknown liabilities and without any recourse, or with limited recourse, such as liability for the cleanup of undisclosed environmental contamination or for claims by tenants, vendors or other persons related to actions taken by former owners of the properties; and

•	acquired properties might require significant management attention that would otherwise be devoted to our other business activities.

For these reasons, among others, we might not realize the anticipated benefits of our acquisitions, and our business plan to acquire additional properties may not succeed or may cause us to experience losses.
Substantially all of our properties are leased to single tenants which may subject us to greater risks of loss than if each of our properties had multiple tenants.
Substantially all of our rental revenues as of December 31, 2017 were from properties leased to single tenants. The value of single tenant properties is materially dependent on the performance of those tenants under their respective leases. Many of our single tenant leases require that certain property level operating expenses and capital expenditures, such as real estate taxes, insurance, utilities, maintenance and repairs, other than, in certain circumstances, roof and structural element related expenditures, including increases with respect thereto, be paid, or reimbursed to us, by our tenants. Accordingly, in addition to our not receiving rental income, a tenant default on such leases could make us responsible for paying these expenses. Because most of our properties are leased to single tenants, the adverse impact of individual tenant defaults or non-renewals is likely to be greater than would be the case if our properties were leased to multiple tenants.
Bankruptcy law may adversely impact us.
The occurrence of a tenant bankruptcy could reduce the rent we receive from that tenant’s lease. If a tenant becomes bankrupt, federal law may prohibit us from evicting that tenant based solely upon its bankruptcy. In addition, a bankrupt tenant may be authorized to reject and terminate its lease with us. Any claims against a bankrupt tenant for unpaid future rent would be subject to statutory limitations that may be substantially less than the contractually specified rent we are owed under the lease, and any claim we have for unpaid past rent may not be paid in full.
Many of our tenants do not have credit ratings.
The majority of our tenants are not rated by any nationally recognized credit rating organization. It is more difficult to assess the ability of a tenant that is not rated to meet its obligations than that of a rated tenant. Moreover, tenants may be rated when we enter leases with them but their ratings may be later lowered or terminated during the term of the leases. Because we have many unrated tenants, we may experience a higher percentage of tenant defaults than landlords who have a higher percentage of highly rated tenants.
When ILPT resets rents, renews leases or leases to new tenants at ILPT’s Hawaii properties, ILPT’s rents may decrease, and ILPT’s ability to increase rents may be limited in the future by government action.
Approximately 35% of ILPT’s Hawaii properties require the rents to be reset periodically based on fair market values, which could result in rental increases or decreases. ILPT’s ability to increase rents when rent resets occur will depend upon then prevailing market conditions, which are beyond ILPT’s control. While rent resets involving ILPT’s Hawaii properties have, in the aggregate, resulted in rent increases during the period of ILPT’s, our and our former parent's ownership, in some instances rent resets have resulted in rent decreases. Accordingly, the historical increases achieved from rent resets involving ILPT’s Hawaii properties may not be repeated in the future.
In 2009, the Hawaii state legislature enacted legislation that would have limited rent increases at certain of ILPT’s Hawaii properties. In May 2010, the U.S. District Court in Hawaii ruled that this legislation violated the U.S. Constitution and was unenforceable. In October 2010, our predecessor entered a settlement agreement with Hawaii pursuant to which Hawaii's appeal of this decision was dismissed with prejudice in return for the agreement by our predecessor not to pursue collection of its attorneys' fees from Hawaii. The Hawaii state legislature may in the future adopt laws to limit rent increases at ILPT’s Hawaii properties, and, even if ILPT is successful in challenging such laws, the cost of doing so may be significant.

ILPT’s investments are and will be concentrated in industrial and logistics properties, and the development of new industrial and logistics properties may exceed any increase in demand for such properties.
ILPT’s properties are substantially all industrial and logistics properties and ILPT intends to acquire similar additional properties. The market demand to lease industrial and logistics properties generally reflects conditions in the U.S. economy. If the general economy slows, the demand to lease industrial and logistics properties will be reduced and the value of ILPT’s common shares may decline. Because ILPT expects to be concentrated in industrial and logistics properties, the adverse impact of cyclical economic conditions affecting industrial and logistics properties may have a greater impact on the value of ILPT’s common shares than if ILPT were invested in several different types of properties, including residential, office or other properties, in addition to industrial and logistics properties.
The current strong demand for industrial and logistics properties is encouraging new development of such properties. If the development of new industrial and logistics properties exceeds the increase in demand for such properties, ILPT’s existing properties may be unable to successfully compete for tenants with newer developed buildings, ILPT’s income may decline and the value of ILPT’s common shares may decline.
A significant number of ILPT’s properties are located on the island of Oahu, HI, and ILPT is exposed to risks as a result of this geographic concentration.
A significant number of ILPT’s properties are located on the island of Oahu, HI. This geographic concentration creates risks. For example, Oahu’s remote location on a volcanic island makes ILPT’s properties there vulnerable to certain risks from natural disasters, such as tsunamis, hurricanes, flooding, volcanic eruptions and earthquakes, which could cause damage to ILPT’s properties, affect ILPT’s Hawaii tenants’ ability to pay rent to ILPT and cause the value of ILPT’s properties and ILPT’s common shares to decline.
REIT distribution requirements and limitations on our ability to access reasonably priced capital may adversely impact our ability to carry out our business plan.
To maintain our qualification for taxation as a REIT under the IRC, we are required to distribute at least 90% of our annual REIT taxable income (excluding capital gains). Accordingly, we may not be able to retain sufficient cash to fund our operations, repay our debts, invest in our properties or fund our acquisitions or development or redevelopment efforts. Our business strategies therefore depend, in part, upon our ability to raise additional capital at reasonable costs. The volatility in the availability of capital to businesses on a global basis in most debt and equity markets generally may limit our ability to raise reasonably priced capital. We may also be unable to raise reasonably priced capital because of reasons related to our business, market perceptions of our prospects, the terms of our indebtedness or for reasons beyond our control, such as market conditions. Because the earnings we are permitted to retain are limited by the rules governing REIT qualification and taxation, if we are unable to raise reasonably priced capital, we may not be able to carry out our business plan.

We face significant competition.
We face significant competition for acquisition opportunities from other investors, including publicly traded and private REITs, numerous financial institutions, individuals, foreign investors and other public and private companies. Some of our competitors may have greater financial and other resources than us. Because of competition for acquisitions, we may be unable to acquire desirable properties or we may pay higher prices for, and realize lower net cash flows than we hope to achieve from, acquisitions.
We also face competition for tenants at our properties. Some competing properties may be newer, better located or more attractive to tenants. Competing properties may have lower rates of occupancy than our properties, which may result in competing owners offering available space at lower rents than we offer at our properties. Development activities may increase the supply of properties of the type we own in the leasing markets in which we own properties and increase the competition we face. Competition may make it difficult for us to attract and retain tenants and may reduce the rents we are able to charge.
Ownership of real estate is subject to environmental risks.
Ownership of real estate is subject to risks associated with environmental hazards. We may be liable for environmental hazards at, or migrating from, our properties, including those created by prior owners or occupants, existing tenants, abutters or other persons. Various federal and state laws impose liabilities upon property owners, including us, for environmental damages arising at, or migrating from, owned properties, and we may be liable for the costs of environmental investigation and clean up at, or near, our properties. As an owner or previous owner of properties, including the properties we contributed to ILPT, we also may be liable to pay damages to government agencies or third parties for costs and damages they incur arising from environmental hazards at, or migrating from, such properties. The costs and damages that may arise from environmental hazards are often difficult to project and may be substantial.

In addition, we believe some of our properties may contain asbestos. We believe any asbestos on our properties is contained in accordance with applicable laws and regulations, and we have no current plans to remove it. If we removed the asbestos or demolished the affected properties, certain environmental regulations govern the manner in which the asbestos must be handled and removed, and we could incur substantial costs complying with such regulations.
Environmental liabilities could adversely affect our financial condition and result in losses.
Our leases generally require our tenants to operate in compliance with applicable law and to indemnify us against any environmental liabilities arising from their activities on our properties. However, applicable law may make us subject to strict liability by virtue of our ownership interests. Also, our tenants may be unwilling or have insufficient financial resources to satisfy their indemnification obligations under our leases. Furthermore, such liabilities or obligations may affect the ability of some tenants to pay their rents to us.
Neither we nor ILPT has any insurance to limit losses that we or ILPT may incur as a result of known or unknown environmental conditions. As of December 31, 2017, we had reserved approximately $8.1 million for potential environmental liabilities arising at our properties, including $7.0 million reserved for ILPT's properties. However, environmental exposures are difficult to assess and estimate for numerous reasons, including uncertainty about the extent of contamination, alternative treatment methods that may be applied, the location of the property which subjects it to differing local laws and regulations and their interpretations, as well as the time it may take to remediate contamination.
Ownership of real estate is subject to climate change and adverse weather risks.
Some observers believe severe weather in different parts of the world over the last few years is evidence of global climate change. Severe weather may have an adverse effect on certain properties we or ILPT own. Flooding caused by rising sea levels and severe weather events, including hurricanes, tornadoes and widespread fires, may have an adverse effect on properties we or ILPT own and result in significant losses to us or ILPT and interruption of our or ILPT’s business. Also, the political debate about climate change has resulted in various treaties, laws and regulations that are intended to limit carbon emissions. These or future laws may cause operating costs at our or ILPT’s properties to increase. Laws enacted to mitigate climate change may make some of our or ILPT’s buildings obsolete or require us or ILPT to make material investments in our properties, including ILPT's properties, which could materially and adversely affect our respective financial condition and results of operations and cause the value of our or ILPT’s securities to decline.
Real estate ownership creates risks and liabilities.
In addition to the risks discussed above, our business is subject to other risks associated with real estate ownership, including:

•	the illiquid nature of real estate markets, which limits our ability to sell our assets rapidly to respond to changing market conditions;

•	the subjectivity of real estate valuations and changes in such valuations over time;

•	current and future adverse national real estate trends, including increasing vacancy rates, declining rental rates and general deterioration of market conditions;

•	costs that may be incurred relating to property maintenance and repair, and the need to make expenditures due to changes in government regulations; and

•	liabilities and litigations arising from injuries on our properties or otherwise incidental to the ownership of our properties.

Real estate construction and redevelopment creates risks.
We may develop new properties or redevelop some of our existing properties as the existing leases expire, as our tenants’ needs change or to pursue any other opportunities that we believe are desirable. The development and redevelopment of new and existing buildings involves significant risks in addition to those involved in the ownership and operation of leased properties, including the risks that construction may not be completed on schedule or within budget, resulting in increased construction costs and delays in leasing such properties and generating cash flows. Development activities are also subject to risks relating to the inability to obtain, or delays in obtaining, all necessary zoning, land use, building, occupancy, and other required government permits and authorizations. Once completed, any new properties may perform below anticipated financial results. The occurrence of one or more of these circumstances in connection with our development or redevelopment activities could have an adverse effect on our financial condition, results of operations and the value of our securities.
We and ILPT have debt and we may incur additional debt.
As of December 31, 2017, our consolidated indebtedness, including ILPT’s indebtedness, was $3.1 billion and our ratio of consolidated net debt to total gross assets (total assets plus accumulated depreciation) was 55.0%, and we had $750.0 million available for borrowing under our $750.0 million unsecured revolving credit facility and ILPT had no availability for borrowing under its $750.0 million secured revolving credit facility. The agreement governing our revolving credit facility, or our credit agreement, includes a feature under which the maximum aggregate borrowing availability may be increased to up to $1.85 billion in certain circumstances. The agreement governing ILPT’s revolving credit facility, or ILPT’s credit agreement, includes a feature under which the maximum borrowing availability may be increased to up to $1.5 billion in certain circumstances.
We and ILPT are subject to numerous risks associated with our debt, including the risk that our or ILPT’s cash flows could be insufficient for us to make required payments on our debt. There are no limits in our or ILPT’s organizational documents on the amount of debt we or ILPT may incur, and we or ILPT may incur substantial debt. Our and ILPT’s debt obligations could have important consequences to our respective securityholders. Our and ILPT’s incurring debt may increase our vulnerability to adverse economic, market and industry conditions, limit our flexibility in planning for, or reacting to, changes in our business, and place us at a disadvantage in relation to competitors that have lower debt levels. Excessive debt could limit our or ILPT’s ability to obtain financing for working capital, capital expenditures, acquisitions, construction projects, refinancing, lease obligations or other purposes and hinder our ability to maintain, or in ILPT’s case obtain, investment grade ratings from nationally recognized credit rating agencies or to make or sustain distributions to our shareholders.
If we or ILPT default under any of our debt obligations, we and / or ILPT may be in default under the agreements governing other debt obligations of ours which have cross default provisions, including our credit agreement and our senior unsecured notes indenture and its supplements and ILPT’s credit agreement. In such case, our and / or ILPT’s lenders may demand immediate payment of any outstanding indebtedness and we and / or ILPT could be forced to liquidate our assets for less than the values we would receive in a more orderly process.
We or ILPT may fail to comply with the terms of our respective credit agreements and we may fail to comply with the terms of our senior unsecured notes indenture and its supplements, which could adversely affect our or ILPT’s business and may prevent our or ILPT making distributions to our shareholders.
Our and ILPT’s credit agreements and our senior unsecured notes indenture and its supplements include various conditions, covenants and events of default. We or ILPT may not be able to satisfy all of these conditions or may default on some of these covenants for various reasons, including for reasons beyond our or ILPT’s control. For example, our and ILPT’s credit agreements and our senior unsecured notes indenture and its supplements require us to maintain certain debt service ratios. Our and ILPT’s ability to comply with such covenants will depend upon the net rental income we receive from our properties, including ILPT's properties. If the occupancy at our or ILPT’s properties declines or if our or ILPT’s rents decline, we or ILPT may be unable to borrow under our respective revolving credit facility. Complying with these covenants may limit our or ILPT’s ability to take actions that may be beneficial to us and our respective securityholders.
If we or ILPT are unable to borrow under our respective revolving credit facilities, we or ILPT, respectively, may be unable to meet our respective obligations or grow our respective businesses by acquiring additional properties. If we or ILPT default under our respective credit agreements, our or ILPT's respective lenders may demand immediate payment and may elect not to fund future borrowings. During the continuance of any event of default under our or ILPT’s credit agreements, we or ILPT, respectively, may be limited or in some cases prohibited from making distributions to our respective shareholders. Any default under our or ILPT’s credit agreement that results in acceleration of our or ILPT’s obligations to repay outstanding indebtedness or in our or ILPT’s no longer being permitted to borrow under our respective revolving credit facilities would likely have serious adverse consequences to us and would likely cause the value of our respective securities to decline.

In the future, we or ILPT may obtain additional debt financing, and the covenants and conditions which apply to any such additional debt may be more restrictive than the covenants and conditions that are contained in our respective credit agreements or our senior unsecured notes indenture and its supplements.
Insurance on our properties may not adequately cover our losses.
Our tenants are generally responsible for the costs of insurance coverage for our properties, including for casualty, liability, fire, extended coverage and rental or business interruption loss insurance. In the future, we may acquire properties for which we are responsible for the costs of insurance. Losses of a catastrophic nature, such as those caused by hurricanes, flooding, volcanic eruptions and earthquakes, among other things, may be covered by insurance policies with limitations such as large deductibles or co-payments that we may not be able to pay. Insurance proceeds may not be adequate to restore an affected property to its condition prior to a loss or to compensate us for our losses, including the loss of future revenues from an affected property.
We may incur significant costs complying with the Americans with Disabilities Act and similar laws.
Under the Americans with Disabilities Act and certain similar state statutes, many commercial properties must meet specified requirements related to access and use by disabled persons. We may be required to make substantial capital expenditures at our properties to comply with these laws. In addition, non-compliance could result in the imposition of fines or an award of damages and costs to private litigants. These expenditures may have an adverse impact on our financial results and the value of our securities.
Current government policies regarding interest rates and trade policies may cause a recession.
The U.S. Federal Reserve policy regarding the timing and amount of future increases in interest rates and changing U.S. and other countries’ trade policies may hinder the growth of the U.S. economy. It is unclear whether the U.S. economy will be able to withstand these challenges and continue sustained growth. Economic weakness in the U.S. economy generally or a new U.S. recession would likely adversely affect our financial condition and that of our tenants, could adversely impact the ability of our tenants to renew our leases or pay rent to us, and may cause the values of our properties and of our securities to decline.
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
RMR LLC relies on information technology and systems in its operations, and any material failure, inadequacy, interruption or security failure of that technology or those systems could materially and adversely affect us.
RMR LLC relies on information technology and systems, including the Internet and commercially available software, to process, transmit, store and safeguard information and to manage or support a variety of its business processes (including managing our building systems), including financial transactions and maintenance of records, which may include personal identifying information of employees and tenants and lease data. If RMR LLC experiences material security or other failures, inadequacies or interruptions of its information technology, it could incur material costs and losses and our operations could be disrupted as a result. Further, third party vendors could experience similar events with respect to their information technology and systems that impact the products and services they provide to RMR LLC or us. RMR LLC relies on commercially available systems, software, tools and monitoring, as well as its internal procedures and personnel, to provide security for processing, transmitting, storing and safeguarding confidential tenant, customer and vendor information, such as personally identifiable information related to its employees and others and information regarding its and our financial accounts. RMR LLC takes various actions, and incurs significant costs, to maintain and protect the operation and security of its information technology and systems, including the data maintained in those systems. However, it is possible that these measures will not prevent the systems’ improper functioning or a compromise in security, such as in the event of a cyberattack or the improper disclosure of personally identifiable information.

Security breaches, computer viruses, attacks by hackers, online fraud schemes and similar breaches can create significant system disruptions, shutdowns, fraudulent transfer of assets or unauthorized disclosure of confidential information. For example, in June 2017, RMR LLC became aware that it had been a victim of criminal fraud in which a person pretending to be a representative of a seller in a property acquisition transaction provided fraudulent money wire instructions that caused money to be wire transferred to an account that was believed to be, but was not, the seller's account. We were not involved in that transaction and we did not incur any loss from that transaction; however, there may be a risk that similar fraudulent activities could be attempted against us, RMR LLC or others with respect to our assets. The cybersecurity risks to RMR LLC, us and third party vendors are heightened by, among other things, the evolving nature of the threats faced, advances in computer capabilities, new discoveries in the field of cryptography and new and increasingly sophisticated methods used to perpetuate illegal or fraudulent activities against RMR LLC, including cyberattacks, email or wire fraud and other attacks exploiting security vulnerabilities in RMR LLC’s or other third parties’ information technology networks and systems or operations. Any failure to maintain the security, proper function and availability of RMR LLC’s information technology and systems, or certain third party vendors’ failure to similarly protect their information technology and systems that are relevant to RMR LLC’s or our operations, or to safeguard RMR LLC’s or our business processes, assets and information could result in financial losses, interrupt RMR LLC’s operations, damage RMR LLC’s reputation, cause RMR LLC to be in default of material contracts and subject RMR LLC to liability claims or regulatory penalties. Any or all of the foregoing could materially and adversely affect our business and the value of our securities.
Changes in lease accounting standards may materially and adversely affect us.
The Financial Accounting Standards Board, or FASB, adopted new accounting rules to be effective for fiscal years ending after December 2018, which will require companies to capitalize substantially all leases on their balance sheets by recognizing a lessee’s rights and obligations. When the final rules are effective, many companies that account for certain leases on an “off balance sheet” basis will be required to account for such leases “on balance sheet.” This change will remove many of the differences in the way companies account for owned property and leased property and could have a material effect on various aspects of our tenants’ businesses, including the appearance of their credit quality and other factors they consider in deciding whether to own or lease properties. When the rules are effective, or as the effective date approaches, these rules could cause companies that lease properties to prefer shorter lease terms in an effort to reduce the leasing liability required to be recorded on their balance sheets or some companies may decide to prefer property ownership to leasing. Such decisions by our current or prospective tenants may adversely impact our business and the value of our securities.

Risks Related to Our Relationships with GOV, RMR Inc. and RMR LLC
GOV owns 27.8% of our common shares. As a result, investors in our securities will have less influence over our business than shareholders of most other publicly owned companies.
As of the date of this Annual Report on Form 10-K, GOV owned 27.8% of our outstanding common shares. For so long as GOV continues to retain a significant ownership stake in us, GOV may have significant influence in the election of all of the members of our Board of Trustees, including our Independent Trustees, and the outcome of shareholder actions. As a result, GOV may have the ability to significantly impact all matters affecting us, including:

•	the composition of our Board of Trustees;

•
through our Board of Trustees, determinations with respect to our management, business and investments generally, including with respect to our acquisition or disposition of assets, financing activities and plans, capital structure, distributions on our common shares, corporate policies and the appointment and removal of our officers, among others;

•	determinations with respect to mergers and other business combinations; and

•	the number of common shares available for issuance under our equity compensation plan.

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
Our manager, RMR LLC, is authorized to follow broad operating and investment guidelines and, therefore, has discretion in determining the properties that will be appropriate investments for us, as well as our individual operating and investment decisions. Our Board of Trustees periodically reviews our operating and investment guidelines and our operating activities and investments but it does not review or approve each decision made by RMR LLC on our behalf. In addition, in conducting periodic reviews, our Board of Trustees relies primarily on information provided to it by RMR LLC.
RMR LLC is a subsidiary of RMR Inc. Our Managing Trustees, Adam Portnoy and Barry Portnoy, are the controlling shareholders (through ABP Trust) of RMR Inc. and own (through ABP Trust) all the class A membership units of RMR LLC not owned by RMR Inc. Adam Portnoy is a managing director, president and chief executive officer of RMR Inc. and an officer of RMR LLC. Barry Portnoy is a managing director of RMR Inc. and an officer of RMR LLC. RMR LLC or its subsidiary also acts as the manager for GOV and four other Nasdaq listed REITs: HPT, which owns hotels and travel centers; ILPT, which primarily owns industrial and logistics properties; SNH, which primarily owns healthcare, senior living properties and medical office buildings; and TRMT, which primarily originates and invests in first mortgage loans secured by middle market and transitional commercial real estate. RMR LLC also provides services to other publicly and privately owned companies, including: Five Star, which operates senior living communities; TA, which operates and franchises travel centers, convenience stores and restaurants; and Sonesta, which operates, manages and franchises hotels, resorts and cruise ships. An affiliate of RMR LLC is an investment adviser to the RMR Real Estate Income Fund, or RIF, a closed end investment company listed on the NYSE American, which primarily invests in securities of REITs that are not managed by RMR LLC.
Each of our executive officers is also an officer of RMR LLC, including our President and Chief Operating Officer, David Blackman, who is also the president and chief operating officer of GOV and the chief executive officer of TRMT, and our Chief Financial Officer and Treasurer, John Popeo, who is also the president and chief operating officer of ILPT. Because our executive officers have duties to RMR LLC, and David Blackman and John Popeo have duties to GOV and TRMT and ILPT, respectively, as well as to us, we do not have their undivided attention. They may have conflicts in allocating their time and resources between us and RMR LLC and other companies to which RMR LLC provides services. Our Independent Trustees also serve as independent directors or independent trustees of other companies to which RMR LLC or its subsidiary provides management services, including one of our Independent Trustees also serving as an independent trustee of GOV.
In addition to their investments in RMR Inc. and RMR LLC, our Managing Trustees hold equity investments in other companies to which RMR LLC provides management services and some of these companies, including us, have significant cross ownership interests, including, for example: as of December 31, 2017, our Managing Trustees own, directly or indirectly, in aggregate 1.9% of our outstanding common shares, 36.4% of Five Star’s outstanding common stock, 1.5% of HPT’s outstanding common shares, 1.8% of GOV’s outstanding common shares, 1.3% of SNH’s outstanding common shares and 9.1% of RIF’s outstanding common shares; we own 69.2% of ILPT’s outstanding common shares; GOV owns 27.8% of our outstanding common shares; HPT owns 8.6% of TA’s outstanding common shares; SNH owns 8.4% of Five Star’s outstanding common stock; and Tremont Realty Advisors LLC, a subsidiary of RMR LLC, owns 19.2% of TRMT’s outstanding common shares. Our executive officers may also own equity investments in other companies to which RMR LLC or its subsidiary provides management services. These multiple responsibilities, relationships and cross ownerships could create competition for the time and efforts of RMR LLC, Adam Portnoy, Barry Portnoy and other RMR LLC personnel, including our executive officers, and give rise to conflicts of interest or the appearance of such conflicts of interest with respect to matters involving us, RMR Inc., RMR LLC, our Managing Trustees, the other companies to which RMR LLC or its subsidiary provides management services and their related parties. Conflicts of interest or the appearance of conflicts of interest could have a material adverse impact on our reputation, business and the market price of our common shares and other securities and we may be subject to increased risk of litigation as a result.
In our management agreements with RMR LLC, we acknowledge that RMR LLC may engage in other activities or businesses and act as the manager to any other person or entity (including other REITs) even though such person or entity has investment policies and objectives similar to our policies and objectives and we are not entitled to preferential treatment in receiving information, recommendations and other services from RMR LLC. Accordingly, we may lose investment opportunities to, and may compete for tenants with, other businesses managed by RMR LLC or its subsidiary. We cannot be sure that our Code of Conduct or our Governance Guidelines, or other procedural protections we adopt will be sufficient to enable us to identify, adequately address or mitigate actual or alleged conflicts of interest or ensure that our transactions with related persons are made on terms that are at least as favorable to us as those that would have been obtained with an unrelated person.
Our management agreements were not negotiated on an arm’s length basis and their fee structure may not create proper incentives for RMR LLC, which may increase the risk of an investment in our common shares.
As a result of our relationships with RMR LLC, our management agreements were not negotiated on an arm’s length basis between unrelated parties, and therefore the terms, including the fees payable to RMR LLC, may not be as favorable to us as they would have been if they were negotiated on an arm’s length basis between unrelated parties. Our property management fees are calculated based on rents we receive and construction supervision fees for construction at our properties overseen and managed by RMR LLC, and our base business management fee is calculated based upon the lower of the historical costs of our real estate investments and our market capitalization. These fee arrangements could incentivize RMR LLC to pursue acquisitions, capital transactions, tenancies and construction projects or to avoid disposing of our assets in order to increase or maintain its management fees. If we do not effectively manage our investment, disposition and capital transactions and leasing, construction and other property management activities, we may pay increased management fees without proportional benefits to us. In addition, we pay RMR LLC substantial base management fees regardless of our financial results. RMR LLC’s entitlement to a base management fee might reduce its incentive to devote its time and effort to seeking investments that provide attractive returns for us.
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
Our management arrangements with RMR LLC may discourage a change of control of us.
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
On June 5, 2015, we participated in a transaction with RMR Inc., RMR LLC, ABP Trust, GOV and two other REITs to which RMR LLC provides management services in which, among other things, we acquired 3,166,891 shares of RMR Inc.’s class A common stock, ABP Trust acquired 880,000 of our common shares and we amended our management agreements with RMR LLC and extended them for continuing 20 year terms, or the Up-C Transaction. In December 2015, we distributed 1,580,055 of the shares of RMR Inc.’s class A common stock that we received in the Up-C Transaction pro rata to our shareholders. We believe the Up-C Transaction provided several benefits to us, including an attractive investment in the equity securities of RMR Inc., the further alignment of the interests of RMR LLC, Adam Portnoy and Barry Portnoy with our interests and greater transparency for us and our shareholders into the compensation practices and financial and operating results of RMR LLC. However, our investment in RMR Inc. is subject to various risks, including the highly competitive nature of RMR LLC’s business and the limited public market for RMR Inc.’s securities, among others, which may result in us losing some or all of our investment in RMR Inc. or otherwise not realizing the benefits we expect from the Up-C Transaction. For further information on the Up-C Transaction, see Note 14 to the Notes to Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K.
The Up-C Transaction and the agreements entered into as part of the Up-C Transaction are among related persons, which increases the risk of allegations of conflicts of interest, and such allegations may impair our ability to realize the benefits we expect from the Up-C Transaction.
Because of the various relationships among us, GOV, RMR Inc., RMR LLC and the other REITs to which RMR LLC provides management services, the Up-C Transaction and the agreements entered into as part of the Up-C Transaction, including the amendment and extension of our management agreements for continuing 20 year terms, are among related persons. The Up-C Transaction and the terms thereof were negotiated and reviewed by a Joint Special Committee comprised solely of our Independent Trustees and the independent trustees of the other REITs to which RMR LLC then provided management services, or the Joint Special Committee, and were separately approved and adopted by our Independent Trustee who did not, at that time, serve as an independent trustee of any of the other REITs, by a Special Committee of our Board of Trustees, comprised solely of our Independent Trustees, or our Special Committee, and by our Board of Trustees. Morgan Stanley & Co. LLC acted as financial advisor to the Joint Special Committee and FBR Capital Markets & Co. acted as financial advisor to our Special Committee. Nonetheless, because of these various relationships, the Up-C Transaction was not negotiated on an arm’s length basis among unrelated third parties, and therefore may not be on terms as favorable to us or the other applicable REITs to which RMR LLC provides management services as it would have been if it was negotiated on an arm’s length basis among unrelated parties. As a result of these relationships, we may be subject to increased risk that our shareholders or the shareholders of the other REITs to which RMR LLC provides management services may challenge the Up-C Transaction and the agreements entered into as part of the Up-C Transaction. Any such challenge could result in substantial costs and be a diversion to our management’s attention, could have a material adverse effect on our reputation, business and growth and could adversely affect our ability to realize the benefits we expect from the Up-C Transaction, whether or not the allegations have merit or are substantiated.
We may be at an increased risk for dissident shareholder activities due to perceived conflicts of interest arising from our management structure.
In the past, in particular following periods of volatility in the overall market or declines in the market price of a company’s securities, shareholder litigation, dissident shareholder trustee nominations and dissident shareholder proposals have often been instituted against companies alleging conflicts of interest in business dealings with affiliated and related persons and entities. Our relationships with ILPT, GOV, RMR Inc., RMR LLC, AIC, the other businesses and entities to which RMR LLC provides management services, Adam Portnoy and Barry Portnoy and other related persons of RMR LLC may precipitate such activities. Certain proxy advisory firms which have significant influence over the voting by shareholders of public companies have, in the past, recommended, and in the future may recommend, that shareholders withhold votes for the election of our Board members and vote against our say on pay vote or other management proposals. These recommendations may affect the outcome of our Board elections and impact our governance, which may increase shareholder activism and litigation. These activities, if instituted against us, could result in substantial costs, and diversion of our management’s attention and could have a material adverse impact on our reputation or business.

We may experience losses from our business dealings with AIC.
We, ABP Trust, GOV and four other companies to which RMR LLC provides management services each own 14.3% of AIC, and we have invested $6.2 million in AIC. We and those other AIC shareholders participate in a combined property insurance program arranged and insured and reinsured in part by AIC and we periodically consider the possibilities for expanding our relationship with AIC to other types of insurance. Our principal reason for investing in AIC and for purchasing insurance in these programs is to seek to improve our financial results by obtaining improved insurance coverages at lower costs than may be otherwise available to us or by participating in any profits which we may realize as an owner of AIC. While we believe we have in the past benefitted from these arrangements, these beneficial financial results may not occur in the future, and we may need to invest additional capital in order to continue to pursue these results. AIC’s business involves the risks typical of an insurance business, including the risk that it may not operate profitably. Accordingly, financial benefits from our business dealings with AIC may not be achieved in the future, and we may experience losses from these dealings.
Risks Related to Our Ownership Interest in ILPT
The market value of our ownership in ILPT may decline.
We own 45,000,000 ILPT common shares. As of February 15, 2018, our ILPT common shares were valued at $21.07 per common share, the closing price of ILPT’s common shares on the Nasdaq on that day. The market prices for ILPT's common shares will vary and ILPT's market value may decline.
We may be unable to realize the market price or the carrying value of our ILPT common shares at the time of sale.
As of the date of this Annual Report on Form 10-K, we own 69.2% of ILPT’s total outstanding common shares. Because we own such a large number of ILPT's common shares which represents such a large percentage of ILPT’s outstanding common shares, any effort we make to sell our ILPT common shares may depress the market price of ILPT’s common shares and we may be unable to realize an otherwise favorable market price for our ILPT common shares. Speculation by the press, stock analysts, our shareholders or others regarding our intention with respect to our investment in ILPT could adversely affect the market price of ILPT’s common shares. Also, we may be unable to sell our ILPT common shares for an amount equal to their carrying value because of the significance of our ILPT holdings, a reduced market price of ILPT's common shares or otherwise; we may realize a loss on our investment in ILPT's common shares.
ILPT’s cash distributions may change from time to time, and we cannot provide assurance that ILPT will declare cash distributions in any particular amounts or at all. A reduction in ILPT’s cash distributions would have a negative effect on us.
ILPT has not yet declared any cash distributions on its common shares since the ILPT IPO in January 2018. ILPT’s board of trustees may not declare distributions in the amount we expect, or may in the future lower the amount of distributions that ILPT pays to its shareholders, including us, which would reduce the cash flow we realize by owning our ILPT common shares and could adversely impact our ability to make payments of principal and interest on our indebtedness and future distributions on our common shares.
The ability of ILPT to pay regular cash distributions is out of our control and made at the discretion of ILPT’s board of trustees. The declaration of any distribution will depend upon various factors that ILPT’s board of trustees deems relevant, including its results of operations, its financial condition, its liquidity, the debt and equity capital available to it, the expectation of its capital requirements, its funds from operations, or FFO, its normalized funds from operations, or Normalized FFO, its cash available for distribution, the restrictive covenants in its financial or other contractual arrangements (including those contained in ILPT's credit agreement), tax law requirements to maintain its qualification for taxation as a REIT, restrictions under Maryland law and its expected needs and availability of cash to pay its obligations.
ILPT’s board of trustees may also amend or revise ILPT’s operational, financing and investment policies, including its policies with respect to its intention to qualify for taxation as a REIT, acquisitions, dispositions, growth, operations, indebtedness, capitalization and distributions, or to approve transactions that deviate from these policies, without a vote of, or notice to, ILPT’s shareholders.

Although we own a large percentage of ILPT’s outstanding common shares, we do not control ILPT’s day to day activities, some of which may adversely impact us.
Although we own a large percentage of ILPT’s outstanding common shares and may have significant influence over ILPT’s board of trustees and the outcome of shareholder actions, we do not control ILPT’s day to day activities. Certain activities by ILPT could adversely impact us or the market price of our investment in ILPT. For example:

•	ILPT may incur substantial amounts of indebtedness, which may adversely impact the market price of ILPT’s common shares, including our ILPT common shares;

•	ILPT may determine to issue significant amounts of equity capital, which would dilute our ownership interest in ILPT;

•
ILPT may issue additional common shares at a per share price below the per share carrying value of our ILPT common shares, which may require us to reduce our cost basis for our ILPT common shares and recognize losses on our ILPT investment;

•
ILPT may incur losses if it is unable to maintain the occupancy or rents it now receives from its properties or its operating expenses increase or otherwise, and any such losses may reduce the market price of our ILPT common shares;

•
ILPT’s board of trustees may change or revise ILPT’s business plans and policies from time to time without shareholder approval, and any such changes could adversely affect ILPT’s financial condition, results of operations, the market price of ILPT’s common shares and ILPT’s ability to make distributions to its shareholders; and

•	our relationship with ILPT may create conflicts of interest or the perception of such conflicts.
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
Our declaration of trust prohibits any shareholder other than RMR LLC and its affiliates (as defined under Maryland law) and certain persons who have been exempted by our Board of Trustees, including GOV, from owning, directly and by attribution, more than 9.8% of the number or value of shares (whichever is more restrictive) of any class or series of our outstanding shares of beneficial interest, including our common shares. This provision of our declaration of trust is intended to, among other purposes, assist with our REIT compliance under the IRC, and otherwise to promote our orderly governance. However, this provision may also inhibit acquisitions of a significant stake in us and may deter, delay or prevent a change in control of us or unsolicited acquisition proposals that a shareholder may consider favorable. Additionally, provisions contained in our declaration of trust and bylaws or under Maryland law may have a similar impact, including, for example, provisions relating to:

•	the division of our Trustees into three classes, with the term of one class expiring each year, which could delay a change of control of us;

•	limitations on shareholder voting rights with respect to certain actions that are not approved by our Board of Trustees;

•	the authority of our Board of Trustees, and not our shareholders, to adopt, amend or repeal our bylaws and to fill vacancies on our Board of Trustees;

•	shareholder voting standards which require a supermajority for approval of certain actions even if those actions are approved by our Board of Trustees;

•	the fact that only our Board of Trustees, or, if there are no Trustees, our officers, may call shareholder meetings and that shareholders are not entitled to act without a meeting;

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
Risks Related to Our Taxation

Our failure to remain qualified for taxation as a REIT under the IRC could have significant adverse consequences.

As a REIT, we generally do not pay federal or most state income taxes as long as we distribute all of our REIT taxable income and meet other qualifications set forth in the IRC. However, actual qualification for taxation as a REIT under the IRC depends on our satisfying complex statutory requirements, for which there are only limited judicial and administrative interpretations. We believe that we have been organized and have operated, and will continue to be organized and to operate, in a manner that qualified and will continue to qualify us to be taxed as a REIT under the IRC. However, we cannot be sure that the IRS, upon review or audit, will agree with this conclusion. Furthermore, we cannot be sure that the federal government, or any state or other taxation authority, will continue to afford favorable income tax treatment to REITs and their shareholders.

Maintaining our qualification for taxation as a REIT under the IRC will require us to continue to satisfy tests concerning, among other things, the nature of our assets, the sources of our income and the amounts we distribute to our shareholders. In order to meet these requirements, it may be necessary for us to sell or forgo attractive investments.

If we cease to qualify for taxation as a REIT under the IRC, then our ability to raise capital might be adversely affected, we will be in breach under our credit agreement, we may be subject to material amounts of federal and state income taxes and the market price of our common shares could decline. In addition, if we lose or revoke our qualification for taxation as a REIT under the IRC for a taxable year, we will generally be prevented from requalifying for taxation as a REIT for the next four taxable years.

Distributions to shareholders generally will not qualify for reduced tax rates applicable to “qualified dividends.”

Dividends payable by U.S. corporations to noncorporate shareholders, such as individuals, trusts and estates, are generally eligible for reduced federal income tax rates applicable to “qualified dividends.” Distributions paid by REITs generally are not treated as “qualified dividends” under the IRC and the reduced rates applicable to such dividends do not generally apply. However, for tax years beginning after 2017 and before 2026, REIT dividends paid to noncorporate shareholders are generally taxed at an effective tax rate lower than applicable ordinary income tax rates due to the availability of a deduction under the IRC for specified forms of income from passthrough entities. More favorable rates will nevertheless continue to apply to regular corporate “qualified” dividends, which may cause some investors to perceive that an investment in a REIT is less attractive than an investment in a non-REIT entity that pays dividends, thereby reducing the demand and market price of our common shares.

REIT distribution requirements could adversely affect our ability to execute our business plan.

We generally must distribute annually at least 90% of our REIT taxable income, subject to specified adjustments and excluding any net capital gain, in order to maintain our qualification for taxation as a REIT under the IRC. To the extent that we satisfy this distribution requirement, federal corporate income tax will not apply to the earnings that we distribute, but if we distribute less than 100% of our REIT taxable income, then we will be subject to federal corporate income tax on our undistributed taxable income. We intend to make distributions to our shareholders to comply with the REIT requirements of the IRC. In addition, we will be subject to a 4% nondeductible excise tax if the actual amount that we pay out to our shareholders in a calendar year is less than a minimum amount specified under federal tax laws.

From time to time, we may generate taxable income greater than our income for financial reporting purposes prepared in accordance with U.S. generally accepted accounting principles, or GAAP, or differences in timing between the recognition of taxable income and the actual receipt of cash may occur. If we do not have other funds available in these situations, among other things, we may borrow funds on unfavorable terms, sell investments at disadvantageous prices or distribute amounts that would otherwise be invested in future acquisitions in order to make distributions sufficient to enable us to pay out enough of our taxable income to satisfy the REIT distribution requirement and to avoid corporate income tax and the 4% excise tax in a particular year. These alternatives could increase our costs or reduce our shareholders’ equity. Thus, compliance with the REIT distribution requirements may hinder our ability to grow, which could cause the market price of our common shares to decline.

Even if we remain qualified for taxation as a REIT under the IRC, we may face other tax liabilities that reduce our cash flow.

Even if we remain qualified for taxation as a REIT under the IRC, we may be subject to federal, state and local taxes on our income and assets, including taxes on any undistributed income, excise taxes, state or local income, property and transfer taxes, and other taxes. Also, some jurisdictions may in the future limit or eliminate favorable income tax deductions, including the dividends paid deduction, which could increase our income tax expense. In addition, in order to meet the requirements for qualification and taxation as a REIT under the IRC, prevent the recognition of particular types of non-cash income, or avert the imposition of a 100% tax that applies to specified gains derived by a REIT from dealer property or inventory, we may hold or dispose of some of our assets and conduct some of our operations through our TRSs or other subsidiary corporations that will be subject to corporate level income tax at regular rates. In addition, while we intend that our transactions with our TRSs will be conducted on arm’s length bases, we may be subject to a 100% excise tax on a transaction that the IRS or a court determines was not conducted at arm’s length. Any of these taxes would decrease cash available for distribution to our shareholders.

We may incur adverse tax consequences if CCIT failed to qualify for taxation as a REIT under the IRC prior to the CCIT Merger.

If CCIT failed to qualify for taxation as a REIT under the IRC prior to the CCIT Merger, then we may inherit significant tax liabilities and could lose our qualification for taxation as a REIT under the IRC. Even if we retain our qualification for taxation as a REIT under the IRC, CCIT’s failure prior to the CCIT Merger to qualify for taxation as a REIT and our efforts to remedy any such failure could have a material adverse effect on our financial condition and results of operations.

Legislative or other actions affecting REITs could materially and adversely affect us and our shareholders.

The rules dealing with U.S. federal, state, and local taxation are constantly under review by persons involved in the legislative process and by the IRS, the U.S. Department of the Treasury, and other taxation authorities. Changes to the tax laws, with or without retroactive application, could materially and adversely affect us and our shareholders. We cannot predict how changes in the tax laws might affect us or our shareholders. New legislation, Treasury regulations, administrative interpretations or court decisions could significantly and negatively affect our ability to qualify for taxation as a REIT or the tax consequences of such qualification.

In addition, December 2017 legislation has made substantial changes to the IRC. Among those changes are a significant permanent reduction in the generally applicable corporate income tax rate, changes in the taxation of individuals and other noncorporate taxpayers that generally reduce their taxes on a temporary basis subject to “sunset” provisions, the elimination or modification of various deductions (including substantial limitation of the deduction for personal state and local taxes imposed on individuals), and preferential taxation of income derived by individuals from passthrough entities in comparison to earnings received directly by individuals. This legislation also imposes additional limitations on the deduction of net operating losses, which may in the future cause us to make additional distributions that will be taxable to our shareholders to the extent of our current or accumulated earnings and profits in order to comply with the REIT distribution requirements. The effect of these and other changes made in this legislation is highly uncertain, both in terms of their direct effect on the taxation of an investment in our common shares and their indirect effect on the value of properties owned by us. Furthermore, many of the provisions of the new law will require guidance through the issuance of Treasury regulations in order to assess their effect. There may be a substantial delay before such regulations are promulgated, increasing the uncertainty as to the ultimate effect of the statutory amendments on us or our shareholders. It is also possible that there will be technical corrections legislation proposed with respect to the new law, the effect of which cannot be predicted and may be adverse to us or our shareholders.

Risks Related to our Securities
Our distributions to our shareholders may decline.
We intend to continue to make regular quarterly distributions to our shareholders. However:

•	our ability to make or sustain the rate of distributions will be adversely affected if any of the risks described in this Annual Report on Form 10-K occur;

•	our making of distributions is subject to compliance with restrictions contained in our credit agreement and may be subject to restrictions in future debt obligations we may incur; and

•
the timing and amount of any distributions will be determined at the discretion of our Board of Trustees and will depend on various factors that our Board of Trustees deems relevant, including our financial condition, our results of operations, our liquidity, our capital requirements, our FFO, our Normalized FFO, restrictive covenants in our financial or other contractual arrangements, general economic conditions in the United States, requirements of the IRC to remain qualified for taxation as a REIT and restrictions under the laws of Maryland.

For these reasons, among others, our distribution rate may decline or we may cease making distributions to our shareholders.
Changes in market conditions could adversely affect the value of our securities.
As with other publicly traded equity securities and REIT securities, the value of our common shares and other securities depends on various market conditions that are subject to change from time to time, including:

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

We believe that one of the factors that investors consider important in deciding whether to buy or sell equity securities of a REIT is the distribution rate, considered as a percentage of the price of the equity securities, relative to market interest rates. Interest rates have been at historically low levels for an extended period of time. There is a general market perception that REIT shares outperform in low interest rate environments and underperform in rising interest rate environments when compared to the broader market. Since December 2016, the U.S. Federal Reserve has raised its benchmark interest rate by one percentage point, and there are some market expectations that market interest rates will rise further in the near to intermediate term. If market interest rates continue to increase, or if there continues to be market expectation of such increases, prospective purchasers of REIT equity securities may want to achieve a higher distribution rate. Thus, higher market interest rates, or the expectation of higher interest rates, could cause the value of our securities to decline.
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
The Notes are structurally subordinated to the payment of all indebtedness and other liabilities and any preferred equity of our subsidiaries, including ILPT.
We are the sole obligor on our outstanding senior unsecured notes, and our outstanding senior unsecured notes and any notes or other debt securities we may issue in the future, or, together with our outstanding senior unsecured notes, the Notes, and such Notes are not, and any Notes we may issue in the future may not be guaranteed by any of our subsidiaries. Our subsidiaries, including ILPT, are separate and distinct legal entities and have no obligation, contingent or otherwise, to pay any amounts due on the Notes, or to make any funds available therefor, whether by dividend, distribution, loan or other payments. The rights of holders of Notes to benefit from any of the assets of our subsidiaries, including ILPT, are subject to the prior satisfaction of claims of our subsidiaries’ creditors and any preferred equity holders. As a result, the Notes are, and, except to the extent that future Notes are guaranteed by our subsidiaries, will be, structurally subordinated to all of the debt and other liabilities and obligations of our subsidiaries, including guarantees of other indebtedness of ours, payment obligations under lease agreements, trade payables and preferred equity. As of December 31, 2017, our subsidiaries had total indebtedness and other liabilities (excluding security and other deposits and guaranties) of $1.0 billion, including the $750.0 million of borrowings which ILPT had outstanding under its $750.0 million secured revolving credit facility.
The Notes are unsecured and effectively subordinated to all of our existing and future secured indebtedness to the extent of the value of the assets securing such indebtedness.
The outstanding Notes are not secured and any Notes we may issue in the future may not be secured. Upon any distribution to our creditors in a bankruptcy, liquidation, reorganization or similar proceeding relating to us or our property, the holders of our secured debt will be entitled to exercise the remedies available to a secured lender under applicable law and pursuant to the instruments governing such debt and to be paid in full from the assets securing that secured debt before any payment may be made with respect to Notes that are not secured by those assets. In that event, because such Notes will not be secured by any of our assets, it is possible that there will be no assets from which claims of holders of such Notes can be satisfied or, if any assets remain, that the remaining assets will be insufficient to satisfy those claims in full. If the value of such remaining assets is less than the aggregate outstanding principal amount of such Notes and accrued interest and all future debt ranking equally with such Notes, we will be unable to fully satisfy our obligations under such Notes. In addition, if we fail to meet our payment or other obligations under our secured debt, the holders of that secured debt would be entitled to foreclose on our assets securing that secured debt and liquidate those assets. Accordingly, we may not have sufficient funds to pay amounts due on such Notes. As a result, noteholders may lose a portion or the entire value of their investment in such Notes. Further, the terms of the outstanding Notes permit, and the terms of any Notes we may issue in the future may permit us to incur additional secured indebtedness subject to compliance with certain debt ratios. The Notes that are not secured will be effectively subordinated to any such additional secured indebtedness. As of December 31, 2017, we had $210.8 million in secured mortgage debt, including $48.8 million of ILPT’s mortgage debt.
There is no public market for the Notes, and one may not develop, be maintained or be liquid.

We have not applied for listing of the Notes on any securities exchange or for quotation on any automatic dealer quotation system, and we may not do so for Notes issued in the future. We can give no assurances concerning the liquidity of any market that may develop for the Notes, the ability of any holder to sell the Notes or the price at which holders would be able to sell the Notes. If a market for the Notes does not develop, holders may be unable to resell the Notes for an extended period of time, if at all. If a market for the Notes does develop, it may not continue or it may not be sufficiently liquid to allow holders to resell any of the Notes. Consequently, holders of such Notes may not be able to liquidate their investment readily, and lenders may not readily accept the Notes as collateral for loans.
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
The outstanding Notes are rated by two rating agencies and any Notes we may issue in the future may be rated by one or more rating agencies. These credit ratings are continually reviewed by rating agencies and may change at any time based upon, among other things, our results of operations and financial condition. In November 2017, Moody’s Investors Service, or Moody’s, downgraded our credit rating, resulting in increased interest rates we are required to pay on our revolving credit facility and our other floating rate debt obligations. Further negative changes in the ratings assigned to our debt securities could have an adverse effect on the market price of the Notes and our costs and availability of capital, which could in turn have a material adverse effect on our results of operations and our ability to satisfy our debt service obligations.

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
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
As of December 31, 2017, we owned 366 buildings, leasable land parcels and easements located in 36 states containing approximately 45.5 million rentable square feet, including 137 office and industrial buildings located in 35 states throughout the continental United States containing approximately 27.7 million rentable square feet, and 229 of these buildings, leasable land parcels and easements located on the island of Oahu, HI containing approximately 17.8 million rentable square feet. We own indirectly through our ownership of ILPT most of our Hawaii lands, which are leased to industrial and commercial tenants, many of whom own buildings and operate their businesses on our lands.

The following table provides certain information about our properties as of December 31, 2017 (dollars in thousands):

	Number of
	Buildings,
	Leasable Land	Undepreciated	Depreciated	Annualized
	Parcels and	Carrying	Carrying	Rental
State	Easements	Value (1)	Value (1)	Revenues (2)
AL	5	$122,247	$107,227	$16,388
AR	1	4,385	4,131	465
AZ	4	47,205	40,387	6,307
CA	18	348,751	324,266	37,771
CO	7	98,450	91,768	13,401
CT	3	24,589	21,713	2,906
FL	2	25,747	23,587	3,310
GA	1	57,333	53,656	5,248
HI	228	634,926	618,515	93,441
IA	4	76,037	67,294	7,401
ID	1	4,746	4,436	370
IL	6	318,291	294,114	30,359
IN	2	28,479	28,216	4,322
KS	1	17,674	15,473	2,654
KY	1	13,032	8,892	1,255
LA	2	15,818	14,840	1,396
MA	4	69,879	65,259	6,326
MD	2	104,620	96,330	9,603
MI	2	56,247	51,933	3,809
MN	1	2,237	2,081	183
MO	2	81,128	76,505	18,273
NC	3	50,437	47,040	6,473
ND	1	3,923	3,688	310
NE	3	60,560	56,495	5,085
NJ	5	196,232	183,836	19,878
NV	1	18,700	17,415	1,489
NY	4	36,582	29,102	4,416
OH	6	83,184	74,474	8,926
OK	1	6,912	6,716	787
PA	2	98,350	88,288	6,445
SC	3	108,675	101,241	8,457
TN	2	75,457	70,600	6,398
TX	18	716,781	656,978	71,523
UT	4	123,391	108,734	12,742
VA	12	358,672	327,104	39,052
WA	3	130,188	123,282	13,283
Total	365	4,219,865	3,905,616	470,452
Properties Held For Sale
HI	1	5,829	5,829	—
Grand Total	366	$4,225,694	$3,911,445	$470,452

SIR 100% owned properties	100	$2,882,092	$2,642,457	$314,808
ILPT properties	266	1,343,602	1,268,988	155,644
Grand Total	366	$4,225,694	$3,911,445	$470,452

(1)	Excludes the value of real estate intangibles.

(2)
Annualized rental revenues are calculated as the annualized contractual rents, as of December 31, 2017, including straight line rent adjustments and excluding lease value amortization, adjusted for tenant concessions including free rent and amounts reimbursed to tenants, plus estimated recurring expense reimbursements from tenants.

At December 31, 2017, six of our buildings with a net book value of $341.4 million had secured mortgage notes we assumed in connection with our acquisition of those properties. One of these buildings with a net book value of $66.6 million is owned by ILPT. The aggregate principal amount outstanding under these mortgage notes as of December 31, 2017, was $210.8 million, of which $48.8 million is owed by ILPT. These mortgage notes are non-recourse, subject to certain limited exceptions and do not contain any material financial covenants.
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
Our common shares were traded on the New York Stock Exchange, or the NYSE (symbol: SIR), through June 30, 2016. Beginning on July 1, 2016, our common shares are traded on Nasdaq (symbol: SIR). The following table sets forth for the periods indicated the high and low sale prices for our common shares as reported by the NYSE or Nasdaq, as applicable:

	High	Low
2017
First Quarter	$26.68	$24.45
Second Quarter	$26.79	$23.52
Third Quarter	$24.38	$22.51
Fourth Quarter	$26.26	$23.05

2016
First Quarter	$23.16	$17.07
Second Quarter	$26.00	$22.33
Third Quarter	$27.97	$25.73
Fourth Quarter	$26.84	$23.25
The closing price of our common shares on Nasdaq on February 1, 2018, was $21.90 per common share. As of February 1, 2018, there were 2,481 shareholders of record of our common shares.
Information about cash distributions declared on our common shares is summarized in the table below. Common share cash distributions are generally paid in the quarter following the quarter to which they relate.

	Cash Distributions Per Common Share
	2017	2016
First Quarter	$0.51	$0.50
Second Quarter	0.51	0.50
Third Quarter	0.51	0.51
Fourth Quarter	0.51	0.51
Total	$2.04	$2.02
We currently intend to continue to declare and pay common share distributions on a quarterly basis in cash. However, the timing, amount and form of future distributions is determined at the discretion of our Board of Trustees and will depend upon various factors that our Board of Trustees deems relevant, including, but not limited to, our results of operations, our financial condition, debt and equity capital available to us, our expectation of our future capital requirements and operating performance, including our FFO attributed to SIR, our Normalized FFO attributed to SIR, restrictive covenants in our financial or other contractual arrangements (including those in our credit agreement), tax law requirements to maintain our qualification for taxation as a REIT, restrictions under Maryland law and our expected needs for and availability of cash to pay our obligations. Therefore, we cannot be sure that we will continue to pay distributions in the future or that the amount of any distributions we do pay will not decrease.

Item 6. Selected Financial Data
The following table sets forth selected financial data for the periods and dates indicated. This data should be read in conjunction with, and is qualified in its entirety by reference to, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and accompanying notes included in this Annual Report on Form 10-K. Amounts are in thousands, except for per share data.

	Year Ended December 31,
	2017 (1)	2016 (2)	2015 (2)		2014	2013
Operating information:
REVENUES:
Rental income	$392,285	$387,015	$364,139		$189,743	$159,011
Tenant reimbursements and other income	75,818	74,992	64,226		32,937	29,312
Total revenues	468,103	462,007	428,365		222,680	188,323

EXPENSES:
Real estate taxes	44,131	42,879	37,460		22,202	20,271
Other operating expenses	55,567	52,957	41,953		18,597	16,111
Depreciation and amortization	137,672	133,762	122,906		41,054	31,091
Acquisition and transaction related costs	1,075	306	21,987		7,348	2,002
General and administrative	54,818	28,602	25,859		14,881	12,423
Write-off of straight line rents receivable, net	12,517	—	—		—	—
Loss on asset impairment	4,047	—	—		—	—
Loss on impairment of real estate assets	229	5,484	—		—	—
Total expenses	310,056	263,990	250,165		104,082	81,898
Operating income	158,047	198,017	178,200		118,598	106,425
Dividend income	1,587	1,268	1,666		—	—
Interest expense	(92,870)	(82,620)	(73,885)		(12,974)	(13,763)
(Loss) gain on early extinguishment of debt	—	—	(6,845)		243	—
Loss on distribution to common shareholders of The RMR Group Inc. common stock	—	—	(23,717)		—	—
Income before income tax (expense) benefit, equity in earnings of an investee and gain on sale of real estate	66,764	116,665	75,419		105,867	92,662
Income tax (expense) benefit	(466)	(448)	(515)		(175)	96
Equity in earnings of an investee	608	137	20		87	334
Income before gain on sale of real estate	66,906	116,354	74,924		105,779	93,092
Gain on sale of real estate	—	—	—		116	—
Net income	66,906	116,354	74,924		105,895	93,092
Net income allocated to noncontrolling interest	—	(33)	(176)		—	—
Net income attributed to SIR	$66,906	$116,321	$74,748		$105,895	$93,092
Net income attributed to SIR per common share - basic and diluted	$0.75	$1.30	$0.86		$1.89	$2.09
Distributions declared per common share	$2.04	$2.02	$1.97	(3)	$1.90	$1.76

	As of December 31,
	2017	2016	2015	2014	2013
Balance sheet information:
Total real estate investments (before depreciation) (4)	$4,219,865	$4,142,420	$4,119,668	$1,866,843	$1,646,457
Total assets	$5,303,030	$4,639,682	$4,684,345	$1,992,027	$1,800,138
Total indebtedness, net	$3,087,080	$2,351,316	$2,363,607	$444,612	$534,426
Total shareholders' equity	$1,991,819	$2,073,962	$2,096,960	$1,480,447	$1,198,691

(1)	Includes $25,569 of business management incentive fee expense included in general and administrative expenses in 2017.

(2)
The changes in operating information following the year ended December 31, 2014 primarily result from the CCIT Merger in January 2015, including the related financing activities, and a loss we recognized on the distribution of RMR Inc. class A common stock to our shareholders on December 14, 2015.

(3)	Excludes a non-cash distribution of $0.21 per share related to the distribution of shares of RMR Inc. class A common stock to our shareholders on December 14, 2015.

(4)	Excludes the value of real estate intangibles.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following information should be read in conjunction with our consolidated financial statements and accompanying notes included elsewhere in this Annual Report on Form 10-K.
OVERVIEW
As of December 31, 2017, we owned, directly and indirectly through our ownership of ILPT, 366 buildings, leasable land parcels and easements located in 36 states that contain approximately 45.5 million rentable square feet and were approximately 96.2% leased (based on rentable square feet). For the year ended December 31, 2017, approximately 79.9% of our total revenue was from 137 buildings located throughout the U.S. mainland. The remainder, or 20.1%, of our total revenue for the year ended December 31, 2017, was from 229 buildings, leasable land parcels and easements with approximately 17.8 million rentable square feet on the island of Oahu, HI. As of December 31, 2017, our properties were leased to 323 different tenants, with a weighted average remaining lease term (based on annualized rental revenues) of approximately 9.3 years. We define the term annualized rental revenues as used in this section as the annualized contractual rents, as of December 31, 2017, including straight line rent adjustments and excluding lease value amortization, adjusted for tenant concessions including free rent and amounts reimbursed to tenants, plus estimated recurring expense reimbursements from tenants.
As of December 31, 2017, ILPT was our wholly owned subsidiary and owned 266 of our consolidated buildings, leasable land parcels and easements with a combined 28.5 million square feet, including 226 buildings, leasable land parcels and easements with approximately 16.8 million square feet located on the island of Oahu, HI, and 40 industrial buildings with approximately 11.7 million square feet located in 24 other states. On January 17, 2018, ILPT completed the ILPT IPO, in which it issued 20,000,000 of its common shares for net proceeds of approximately $435.9 million, after deducting the underwriting discounts and commissions and estimated expenses, including reimbursements to us for the costs we incurred in connection with ILPT’s formation and the preparation for the ILPT IPO. Following the ILPT IPO, most of our 100% owned properties are office properties. We are ILPT’s largest shareholder and, as of the date of this report, we own 45,000,000, or approximately 69.2%, of ILPT’s outstanding common shares.
We completed the CCIT Merger and the Healthcare Properties Sale on January 29, 2015. The properties we acquired and retained in the CCIT Merger significantly increased the size of our property portfolio and the amount of our total revenues.
References to our properties in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" include our consolidated properties, including ILPT’s properties, unless the context otherwise provides.
Property Operations
As of December 31, 2017, 96.2% of our rentable square feet was leased, compared to 96.8% of our rentable square feet as of December 31, 2016. Occupancy data for our buildings as of December 31, 2017 and 2016 is as follows (square feet in thousands):

	All Properties		Comparable Properties (1)
	As of December 31,		As of December 31,
	2017	2016	2017	2016
Total buildings, leasable land parcels and easements (2)	366	362	360	360
Total rentable square feet (3)	45,496	44,813	44,741	44,706
Percent leased (4)	96.2%	96.8%	96.1%	96.8%

(1)	Consists of 360 buildings, leasable land parcels and easements that we owned continuously since January 1, 2016.

(2)
Includes 229 buildings, leasable land parcels and easements with approximately 17,778 square feet which are primarily leasable industrial and commercial lands located in Hawaii, most of which are owned by ILPT.

(3)	Subject to modest adjustments when space is re-measured or re-configured for new tenants and when land leases are converted to building leases.

(4)
Percent leased includes (i) space being fitted out for occupancy pursuant to existing leases as of December 31, 2017, if any, and (ii) space which is leased but is not occupied or is being offered for sublease by tenants, if any.

The average annualized effective rental rates per square foot leased, as defined below, for our properties for the years ended December 31, 2017 and 2016 are as follows:

	Year Ended
	December 31,
	2017	2016
Average annualized effective rental rates per square foot leased: (1)
All properties	$10.80	$10.63
Comparable properties (2)	$10.68	$10.65

(1)
Average annualized effective rental rates per square foot leased represent annualized total revenues during the period specified divided by the average rentable square feet leased during the period specified.

(2)	Consists of 360 buildings, leasable land parcels and easements that we owned continuously since January 1, 2016.
During the year ended December 31, 2017, we entered lease renewals and new leases for approximately 1,520,000 square feet at weighted average rental rates that were approximately 15.8% higher than prior rental rates for the same space. The weighted average (by square feet) lease term for new and renewal leases entered during the year ended December 31, 2017 was 11.2 years. Commitments for tenant improvements, leasing costs and concessions for leases entered during the year ended December 31, 2017 totaled approximately $18.0 million, or approximately $1.06 per square foot per year of the weighted average lease term. During the year ended December 31, 2017, we also completed six rent resets at our Hawaii lands for approximately 306,000 square feet of land at rental rates that were approximately 41.5% higher than the prior rental rates.
Revenues from our Hawaii lands, which represented approximately 18.3% of our total revenue for the year ended December 31, 2017, have generally increased under our ownership as rents under the leases for those properties have been reset or renewed. Because of the increased rents and the strong demand to lease our Hawaii lands in the past and our expectations regarding economic conditions where our Hawaii lands are located, we believe that the rents we may realize from our Hawaii lands may increase in the future, although the impact of such future increases through 2018 is expected to be modest because fewer leases are subject to rent resets than during the past few years.
As shown in the table below, approximately 2.1% of our total rented square feet and approximately 1.9% of our total annualized rental revenues as of December 31, 2017, are included in leases scheduled to expire by December 31, 2018. As of December 31, 2017, our lease expirations by year are as follows (square feet and dollars in thousands):

							Cumulative
			% of Total	Cumulative %		% of Total	% of Total
		Rented	Rented	of Total Rented	Annualized	Annualized	Annualized
	Number of	Square Feet	Square Feet	Square Feet	Rental Revenues	Rental Revenues	Rental Revenues
Year	Tenants	Expiring (1)	Expiring (1)	Expiring (1)	Expiring	Expiring	Expiring
2018	25	912	2.1%	2.1%	$8,848	1.9%	1.9%
2019	20	1,740	4.0%	6.1%	8,736	1.9%	3.8%
2020	21	1,038	2.4%	8.5%	9,705	2.1%	5.9%
2021	23	1,595	3.6%	12.1%	15,734	3.3%	9.2%
2022	73	3,948	9.0%	21.1%	50,142	10.7%	19.9%
2023	29	3,155	7.2%	28.3%	40,693	8.6%	28.5%
2024	23	7,001	16.0%	44.3%	69,054	14.7%	43.2%
2025	17	1,770	4.0%	48.3%	25,912	5.5%	48.7%
2026	8	1,701	3.9%	52.2%	26,406	5.6%	54.3%
2027	19	6,253	14.3%	66.5%	51,208	10.9%	65.2%
Thereafter	93	14,654	33.5%	100.0%	164,014	34.8%	100.0%
Total	351	43,767	100.0%		$470,452	100.0%

Weighted average remaining lease term (in years)		9.7			9.3

(1)
Rented square feet is pursuant to existing leases as of December 31, 2017, and includes (i) space being fitted out for occupancy, if any, and (ii) space which is leased but is not occupied or is being offered for sublease by tenants, if any.

Most of our Hawaii lands are leased for rents that are periodically reset based on then current fair market values, generally every five to ten years. The following chart shows the annualized rental revenues as of December 31, 2017 scheduled to reset at our Hawaii lands:
Scheduled Rent Resets at Hawaii Lands
(dollars in thousands)

Annualized
Rental Revenues
as of December 31, 2017
Scheduled to Reset
2018	$1,932
2019	10,903
2020	2,500
2021 and thereafter	17,299
Total	$32,634
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

We generally will seek to renew or extend the terms of leases relating to our office and industrial properties when they expire. Because of the capital many of the tenants in our office and industrial properties have invested in the properties and because many of these properties appear to be of strategic importance to the tenants’ businesses, we believe that it is likely that these tenants will renew or extend their leases when they expire. If we are unable to extend or renew our leases, it may be time consuming and expensive to relet some of these properties.

Rental rates for which available space may be leased in the future will depend on prevailing market conditions when lease renewals or new leases and rental rates are negotiated. Whenever we extend, renew or enter into new leases for our properties, we intend to seek rents which are equal to or higher than our historical rents for the same properties; however, our ability to maintain or increase the rents for our current properties will depend in large part upon market conditions, which are beyond our control.

In March 2017, one of our tenants filed for bankruptcy and rejected two leases with us: (i) a lease for a property located in Huntsville, AL with approximately 1.4 million rentable square feet and an original lease term until August 2032 and (ii) a lease for a property in Hanover, PA with approximately 502,000 rentable square feet and an original lease term until September 2028. The Huntsville, AL property is occupied by a subtenant of our former tenant who is now contractually obligated to pay rent to us in an amount equal to the rent under the former tenant’s lease for a term that runs concurrently with our former tenant’s original lease term, but subject to certain tenant termination rights. We expect that the lost rents plus carrying costs, such as real estate taxes, insurance, security and other operating costs, from a fully vacant Hanover, PA property may total approximately $3.8 million per year. The bankruptcy court overseeing this matter granted us permission to offset our damages with a $3.7 million security deposit held from the bankrupt former tenant with respect to the Hanover, PA property. During the three months ended March, 31, 2017, we recorded a non-cash charge of $12.5 million to write off straight line rents receivable (which is net of the $3.7 million security deposit) related to the rejected leases with the bankrupt former tenant at both properties plus an impairment charge of $4.0 million related to the write-off of lease intangibles related to the property located in Hanover, PA.

Our manager, RMR LLC, employs a tenant review process for us. RMR LLC assesses tenants on an individual basis and does not employ a uniform set of credit criteria. In general, depending on facts and circumstances, RMR LLC evaluates the creditworthiness of a tenant based on information concerning the tenant that is provided by the tenant and, in some cases, information that is publicly available or obtained from third party sources. RMR LLC also often uses a third party service to monitor the credit ratings of debt securities of our existing tenants whose debt securities are rated by a nationally recognized credit rating agency. As of December 31, 2017 and 2016, investment grade rated tenants represented 36.3% and 39.5%, respectively, of the annualized rental revenues of our properties.

We generally receive rents from our tenants monthly in advance. As of December 31, 2017, tenants representing 1% or more of our total annualized rental revenues were as follows (square feet in thousands):

					% of
			Rented	% of Total	Annualized Rental
Tenant		Property Type	Sq. Ft. (1)	Rented Sq. Ft. (1)	Revenues
1.	Shook, Hardy & Bacon L.L.P.	Office	596	1.4%	3.8%
2.	Tellabs, Inc.	Office	820	1.9%	3.6%
3.	Amazon.com, Inc.	Industrial	3,048	7.0%	3.4%
4.	Noble Energy, Inc.	Office	497	1.1%	3.1%
5.	Bank of America, National Association	Office	554	1.3%	3.0%
6.	Tesoro Corporation	Office	618	1.4%	2.9%
7.	F5 Networks, Inc.	Office	299	0.7%	2.8%
8.	WestRock Company	Office	311	0.7%	2.3%
9.	Orbital ATK, Inc.	Office	337	0.8%	2.2%
10.	Technicolor SA	Industrial	1,371	3.1%	2.1%
11.	Tyson Foods, Inc.	Office	248	0.6%	2.1%
12.	FedEx Corporation	Office; Industrial	830	1.9%	1.8%
13.	Micro Focus Software, Inc.	Office	406	0.9%	1.7%
14.	PNC Bank, National Association	Office	441	1.0%	1.4%
15.	ServiceNow, Inc.	Office	149	0.3%	1.3%
16.	Allstate Insurance Company	Office	458	1.0%	1.3%
17.	Church & Dwight Co., Inc.	Office	250	0.6%	1.3%
18.	Compass Group USA, Inc.	Office	267	0.6%	1.3%
19.	Restoration Hardware, Inc.	Industrial	1,195	2.7%	1.2%
20.	Tailored Brands, Inc.	Office	206	0.5%	1.2%
21.	Automatic Data Processing, Inc.	Office	289	0.7%	1.2%
22.	Primerica Life Insurance Company	Office	344	0.8%	1.1%
23.	United Launch Alliance, LLC	Office	168	0.4%	1.1%
24.	American Tire Distributors, Inc.	Industrial	722	1.7%	1.1%
25.	Red Hat, Inc.	Office	175	0.4%	1.0%
	Total		14,599	33.5%	49.3%

(1)
Rented square feet is pursuant to existing leases as of December 31, 2017, and includes (i) space being fitted out for occupancy, if any, and (ii) space which is leased but is not occupied or is being offered for sublease by tenants, if any.

Investment Activities (dollars in thousands)
During the year ended December 31, 2017, we acquired three properties (four buildings) with a combined 648,017 rentable square feet for an aggregate purchase price of $116,458, excluding acquisition related costs of $729. We also acquired a land parcel adjacent to one of our properties located in McAlester, OK for $226, excluding $55 of acquisition related costs, and we substantially completed the development of a 35,000 square foot expansion for the tenant at the McAlester, OK property.

In June 2017, we began marketing for sale a land parcel in Kapolei, HI with 417,610 rentable square feet.

For more information regarding our investment activities, see Note 3 to the Notes to Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K.
Financing Activities (dollars in thousands)
On May 15, 2017, we issued $350,000 aggregate principal amount of 4.25% senior unsecured notes due 2024 in an underwritten public offering. Net proceeds from this offering were $342,197 after discounts and expenses and were used to repay amounts outstanding under our revolving credit facility and for general business purposes.

On July 3, 2017, we repaid at par a $17,361 5.95% mortgage note using cash on hand and borrowings under our revolving credit facility. On December 29, 2017, we also repaid three mortgage notes totaling $16,652, excluding $210 in prepayment premiums using cash on hand and borrowings under our revolving credit facility.

On December 29, 2017, ILPT obtained a $750,000 secured revolving credit facility. Upon the completion of the ILPT IPO, the secured revolving credit facility became a $750,000 unsecured revolving credit facility and the maturity date was extended to December 29, 2021. Following the ILPT IPO, borrowings under ILPT's revolving credit facility are available for ILPT’s general business purposes, including acquisitions. ILPT has the option to extend the maturity date of its revolving credit facility for two six month periods, subject to payment of extension fees and satisfaction of other conditions. Interest on borrowings under ILPT's revolving credit facility is calculated at floating rates based on LIBOR plus a premium that will vary based on ILPT’s leverage ratio. If ILPT later achieves an investment grade credit rating, it will then be able to elect to continue to have the interest premium based on its leverage ratio or it may instead elect to have the interest premium based on its credit rating, or a ratings election. ILPT is required to pay a commitment fee on the unused portion of its revolving credit facility until and if such time as it makes a ratings election, and thereafter it will be required to pay a facility fee in lieu of such commitment fee based on the maximum amount of its revolving credit facility. ILPT may borrow, repay and reborrow funds under its revolving credit facility until maturity, and no principal repayment is due until maturity. ILPT's credit agreement also includes a feature under which the maximum borrowing availability under its revolving credit facility may be increased to up to $1,500,000 in certain circumstances.
On January 17, 2018, ILPT completed the ILPT IPO, in which it issued 20,000,000 of its common shares for net proceeds of approximately $435,900, after deducting the underwriting discounts and commissions and estimated expenses including reimbursements to us for the costs we incurred in connection with ILPT's formation and the preparation for the ILPT IPO.

In connection with ILPT’s formation, in September 2017, among other things, we contributed to ILPT 266 buildings, leasable land parcels and easements (approximately 28.5 million rentable square feet) and ILPT issued a $750,000 demand note to us. ILPT also assumed three mortgage notes totaling $63,069 as of September 30, 2017, that were secured by three of ILPT's properties. In December 2017, ILPT paid to us in full the $750,000 demand note with initial borrowings under its revolving credit facility and we prepaid on ILPT's behalf two of the mortgage notes totaling $14,319 that had encumbered two of ILPT's properties. Upon the closing of the ILPT IPO, ILPT used part of the net proceeds to reduce amounts outstanding under its revolving credit facility. ILPT also reimbursed us for costs that we incurred in connection with ILPT's formation and the preparation for the ILPT IPO. In January 2018, we redeemed all $350,000 of our 2.85% senior notes due 2018 and repaid our $350,000 unsecured term loan using the proceeds we received from the $750,000 demand note and borrowings under our revolving credit facility.

For more information regarding our financing activities, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Our Investment and Financing Liquidity and Resources” of this Annual Report on Form 10-K.

CONSOLIDATED RESULTS OF OPERATIONS
Year Ended December 31, 2017, Compared to Year Ended December 31, 2016 (dollars and share amounts in thousands, except per share data)

	Comparable Properties Results (1)				Acquired Properties Results (2)			Consolidated Results
	Year Ended December 31,				Year Ended December 31,			Year Ended December 31,
			$	%			$			$	%
	2017	2016	Change	Change	2017	2016	Change	2017	2016	Change	Change
Revenues:
Rental income	$383,693	$386,459	$(2,766)	(0.7)%	$8,592	$556	$8,036	$392,285	$387,015	$5,270	1.4%
Tenant reimbursements and other income	74,216	74,868	(652)	(0.9)%	1,602	124	1,478	75,818	74,992	826	1.1%
Total revenues	457,909	461,327	(3,418)	(0.7)%	10,194	680	9,514	468,103	462,007	6,096	1.3%

Operating expenses:
Real estate taxes	43,272	42,821	451	1.1%	859	58	801	44,131	42,879	1,252	2.9%
Other operating expenses	53,417	52,872	545	1.0%	2,150	85	2,065	55,567	52,957	2,610	4.9%
Total operating expenses	96,689	95,693	996	1.0%	3,009	143	2,866	99,698	95,836	3,862	4.0%

Net operating income (3)	$361,220	$365,634	$(4,414)	(1.2)%	$7,185	$537	$6,648	368,405	366,171	2,234	0.6%

Other expenses:
Depreciation and amortization								137,672	133,762	3,910	2.9%
Acquisition and transaction related costs								1,075	306	769	251.3%
General and administrative								54,818	28,602	26,216	91.7%
Write-off of straight line rents receivable, net								12,517	—	12,517	100.0%
Loss on asset impairment								4,047	—	4,047	100.0%
Loss on impairment of real estate assets								229	5,484	(5,255)	(95.8)%
Total other expenses								210,358	168,154	42,204	25.1%
Operating income								158,047	198,017	(39,970)	(20.2)%
Dividend income								1,587	1,268	319	25.2%
Interest expense								(92,870)	(82,620)	(10,250)	12.4%
Income before income tax expense and equity in earnings of an investee								66,764	116,665	(49,901)	(42.8)%
Income tax expense								(466)	(448)	(18)	4.0%
Equity in earnings of an investee								608	137	471	343.8%
Net income								66,906	116,354	(49,448)	(42.5)%
Net income allocated to noncontrolling interest								—	(33)	33	100.0%
Net income attributed to SIR								$66,906	$116,321	$(49,415)	(42.5)%
											-
Weighted average common shares outstanding - basic								89,351	89,304	47	0.05%
Weighted average common shares outstanding - diluted								89,370	89,324	46	0.05%
											-
Net income attributed to SIR per common share - basic and diluted								$0.75	$1.30	$(0.55)	(42.3)%

Reconciliation of Net Income to Net Operating Income (3):
Net income								$66,906	$116,354
Equity in earnings of an investee								(608)	(137)
Income tax expense								466	448
Income before income tax expense and equity in earnings of an investee								66,764	116,665
Interest expense								92,870	82,620
Dividend income								(1,587)	(1,268)
Operating income								158,047	198,017

Loss on impairment of real estate assets								229	5,484
Loss on asset impairment								4,047	—
Write-off of straight line rents receivable, net								12,517	—
General and administrative								54,818	28,602
Acquisition and transaction related costs								1,075	306
Depreciation and amortization								137,672	133,762
Net operating income								$368,405	$366,171

Reconciliation of Net Income Attributed to SIR to Funds From Operations Attributed to SIR and Normalized Funds From Operations Attributed to SIR (4):	2017	2016
Net income attributed to SIR	$66,906	$116,321
Plus: depreciation and amortization	137,672	133,762
Plus: loss on impairment of real estate assets	229	5,484
Plus: net income allocated to noncontrolling interest	—	33
Less: FFO allocated to noncontrolling interest	—	(77)
FFO attributed to SIR	204,807	255,523
Plus: acquisition and transaction related costs	1,075	306
Plus: loss on asset impairment (5)	4,047	—
Normalized FFO attributed to SIR	$209,929	$255,829

FFO attributed to SIR per common share - basic and diluted	$2.29	$2.86
Normalized FFO attributed to SIR per common share - basic and diluted	$2.35	$2.86

(1)	Consists of 360 buildings, leasable land parcels and easements that we owned continuously since January 1, 2016.

(2)	Consists of six buildings we acquired during the period from January 1, 2016 to December 31, 2017.

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

(4)
We calculate FFO attributed to SIR and Normalized FFO attributed to SIR, as shown above. FFO attributed to SIR is calculated on the basis defined by The National Association of Real Estate Investment Trusts, or Nareit, which is net income, calculated in accordance with GAAP, plus real estate depreciation and amortization, loss on impairment of real estate assets and the difference between net income and FFO allocated to noncontrolling interest, as well as certain other adjustments currently not applicable to us. Our calculation of Normalized FFO attributed to SIR differs from Nareit's definition of FFO because we include business management incentive fees, if any, only in the fourth quarter versus the quarter when they are recognized as expense in accordance with GAAP due to their quarterly volatility not necessarily being indicative of our core operating performance and the uncertainty as to whether any such business management incentive fees will be payable when all contingencies for determining such fees are known at the end of the calendar year and we exclude acquisition and transaction related costs expensed under GAAP, loss on asset impairment and Normalized FFO, net of FFO, from noncontrolling interest, if any. We consider FFO attributed to SIR and Normalized FFO attributed to SIR to be appropriate supplemental measures of operating performance for a REIT, along with net income, net income attributed to a REIT and operating income. We believe that FFO attributed to SIR and Normalized FFO attributed to SIR provide useful information to investors because by excluding the effects of certain historical amounts, such as depreciation expense, FFO attributed to SIR and Normalized FFO attributed to SIR may facilitate a comparison of our operating performance between periods and with other REITs. FFO attributed to SIR and Normalized FFO attributed to SIR are among the factors considered by our Board of Trustees when determining the amount of distributions to our shareholders. Other factors include, but are not limited to, requirements to maintain our qualification for taxation as a REIT, limitations in our credit agreement and public debt covenants, the availability to us of debt and equity capital, our expectation of our future capital requirements and operating performance and our expected needs for and availability of cash to pay our obligations. FFO attributed to SIR and Normalized FFO attributed to SIR do not represent cash generated by operating activities in accordance with GAAP and should not be considered alternatives to net income, net income attributed to SIR or operating income as indicators of our operating performance or as measures of our liquidity. These measures should be considered in conjunction with net income, net income attributed to SIR and operating income as presented in our consolidated statements of comprehensive income. Other real estate companies and REITs may calculate FFO and Normalized FFO differently than we do.

(5)
During the three months ended March 31, 2017, we recorded a $4,047 loss on asset impairment for unamortized lease intangibles related to a lease associated with a tenant bankruptcy at a property located in Hanover, PA. For further information regarding this tenant bankruptcy, see Note 15 to the Notes to Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K.

References to changes in the income and expense categories below relate to the comparison of results for the year ended December 31, 2017, compared to the year ended December 31, 2016. Our acquisition activity reflects our acquisition of five properties (six buildings) subsequent to January 1, 2016.
Rental income. The increase in rental income primarily reflects our acquisition activity, partially offset by a decline in rental income from our comparable properties, primarily due to a decline in occupancy during 2016 and 2017. Rental income includes non-cash straight line rent adjustments (excluding the write-off of straight line rents receivable as described below) totaling approximately $20,969 for the 2017 period and approximately $24,744 for the 2016 period, and net amortization of acquired real estate leases and assumed real estate lease obligations totaling approximately $2,054 for the 2017 period and approximately $1,732 for the 2016 period.
Tenant reimbursements and other income. The increase in tenant reimbursements and other income was a result of our acquisition activity, partially offset by the decline in occupancy during 2016 and 2017 at certain of our comparable properties.
Real estate taxes. The increase in real estate taxes primarily reflects our acquisition activity, and tax valuation and tax rate increases at certain of our comparable properties.
Other operating expenses. Other operating expenses primarily include property maintenance, environmental remediation, utilities, insurance, bad debt, legal and property management fees, net of amortization of the liability we recorded in connection with our acquisition of RMR Inc. shares as discussed in Note 2 to the Notes to Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K. The increase in other operating expenses primarily reflects our acquisition activity and increases in other property related expenses at certain of our comparable properties.
Depreciation and amortization. The increase in depreciation and amortization primarily reflects our acquisition activity and increases resulting from depreciation of capital improvements at our comparable properties.
Acquisition and transaction related costs. Acquisition and transaction related costs reflect costs expensed under GAAP that are related to our property acquisitions and investment activity. The increase in acquisition and transaction related costs primarily reflects accounting fees related to the ILPT IPO that are required to be expensed under GAAP.
General and administrative. General and administrative expenses primarily include fees paid under our business management agreement, net of amortization of the liability we recorded in connection with our acquisition of RMR Inc. shares, legal fees, audit fees, Trustee cash fees and equity compensation expense related to awards to our Trustees, our officers and certain other RMR LLC employees. The increase in general and administrative expenses in the 2017 period is primarily due to an incentive fee of $25,569 payable pursuant to the terms of our business management agreement with RMR LLC for the 2017 period.
Write-off of straight line rents receivable, net. We recorded a $12,517 non-cash write-off of straight line rents receivable, which is net of a $3,739 security deposit, related to a tenant bankruptcy in March 2017. For further information regarding this tenant bankruptcy, see Note 15 to the Notes to Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K.

Loss on asset impairment. We recorded a $4,047 loss on asset impairment for unamortized lease intangibles related to the March 2017 tenant bankruptcy referenced above.
Loss on impairment of real estate assets. We recorded a $229 loss on impairment of real estate assets in June 2017 to reduce the carrying value of one property located in Maynard, MA to its estimated fair value less costs to sell, compared to a $5,484 loss on impairment of real estate assets in the 2016 period for that same property.
Dividend income. Dividend income reflects cash dividends received from our investment in RMR Inc. shares.

Interest expense. The increase in interest expense is primarily due to the issuance of $350,000 of 4.25% senior unsecured notes in May 2017, and higher weighted average interest rates during the 2017 period compared to the 2016 period.
Income tax expense. Income tax expense primarily reflects state income taxes payable in certain jurisdictions.
Equity in earnings of an investee. Equity in earnings of an investee represents our proportionate share of earnings from our investment in AIC.
Net income. The decrease in net income for the 2017 period compared to the 2016 period reflects the changes noted above.
Net income allocated to noncontrolling interest. Net income allocated to noncontrolling interest represents a former 11.0% noncontrolling interest of a third party in a joint venture that owned one of our office buildings. On February 29, 2016, we acquired the 11.0% noncontrolling interest. As a result, for periods from and after that date, there is no longer a noncontrolling interest with respect to this office building. See Notes 3 and 9 to the Notes to Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K for further information regarding our acquisition of this joint venture interest.
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

Year Ended December 31, 2016, Compared to Year Ended December 31, 2015 (dollars and share amounts in thousands, except per share data)

	Comparable Properties Results (1)				Acquired Properties Results (2)			Consolidated Results
	Year Ended December 31,				Year Ended December 31,			Year Ended December 31,
			$	%			$			$	%
	2016	2015	Change	Change	2016	2015	Change	2016	2015	Change	Change
Revenues:
Rental income	$198,206	$199,322	$(1,116)	(0.6)%	$188,809	$164,817	$23,992	$387,015	$364,139	$22,876	6.3%
Tenant reimbursements and other income	35,757	34,472	1,285	3.7%	39,235	29,754	9,481	74,992	64,226	10,766	16.8%
Total revenues	233,963	233,794	169	0.1%	228,044	194,571	33,473	462,007	428,365	33,642	7.9%

Operating expenses:
Real estate taxes	24,759	23,298	1,461	6.3%	18,120	14,162	3,958	42,879	37,460	5,419	14.5%
Other operating expenses	21,060	18,290	2,770	15.1%	31,897	23,663	8,234	52,957	41,953	11,004	26.2%
Total operating expenses	45,819	41,588	4,231	10.2%	50,017	37,825	12,192	95,836	79,413	16,423	20.7%

NOI (3)	$188,144	$192,206	$(4,062)	(2.1)%	$178,027	$156,746	$21,281	366,171	348,952	17,219	4.9%

Other expenses:
Depreciation and amortization								133,762	122,906	10,856	8.8%
Acquisition related costs								306	21,987	(21,681)	(98.6)%
General and administrative								28,602	25,859	2,743	10.6%
Loss on impairment of real estate assets								5,484	—	5,484	100.0%
Total other expenses								168,154	170,752	(2,598)	(1.5)%
Operating income								198,017	178,200	19,817	11.1%
Dividend income								1,268	1,666	(398)	(23.9)%
Interest expense								(82,620)	(73,885)	(8,735)	11.8%
Loss on early extinguishment of debt								—	(6,845)	6,845	(100.0)%
Loss on distribution of RMR common stock								—	(23,717)	23,717	(100.0)%
Income before income tax expense and equity in earnings of an investee								116,665	75,419	41,246	54.7%
Income tax expense								(448)	(515)	67	(13.0)%
Equity in earnings of an investee								137	20	117	585.0%
Net income								116,354	74,924	41,430	55.3%
Net income allocated to noncontrolling interest								(33)	(176)	143	(81.3)%
Net income attributed to SIR								$116,321	$74,748	$41,573	55.6%

Weighted average common shares outstanding - basic								89,304	86,699	2,605	3.0%
Weighted average common shares outstanding - diluted								89,324	86,708	2,616	3.0%

Net income attributed to SIR per common share - basic and diluted								$1.30	$0.86	$0.44	51.2%

Reconciliation of Net Income to NOI (3):
Net income								$116,354	$74,924
Equity in earnings of an investee								(137)	(20)
Income tax expense								448	515
Income before income tax expense and equity in earnings of an investee								116,665	75,419
Loss on distribution of RMR common stock (5)								—	23,717
Loss on early extinguishment of debt								—	6,845
Interest expense								82,620	73,885
Dividend income								(1,268)	(1,666)
Operating income								198,017	178,200

Loss on impairment of real estate assets								5,484	—
General and administrative								28,602	25,859
Acquisition related costs								306	21,987
Depreciation and amortization								133,762	122,906
NOI								$366,171	$348,952

Reconciliation of Net Income Attributed to SIR to FFO Attributed to SIR and Normalized FFO Attributed to SIR (4):	2016	2015
Net income attributed to SIR	$116,321	$74,748
Plus: depreciation and amortization	133,762	122,906
Plus: loss on impairment of real estate assets	5,484	—
Plus: net income allocated to noncontrolling interest	33	176
Less: FFO allocated to noncontrolling interest	(77)	(436)
FFO attributed to SIR	255,523	197,394
Plus: acquisition related costs	306	21,987
Plus: loss on early extinguishment of debt	—	6,845
Plus: loss on distribution of RMR common stock (5)	—	23,717
Less: normalized FFO from noncontrolling interest, net of FFO	—	(62)
Normalized FFO attributed to SIR	$255,829	$249,881

FFO attributed to SIR per common share - basic and diluted	$2.86	$2.28
Normalized FFO attributed to SIR per common share - basic and diluted	$2.86	$2.88

(1)	Consists of 281 buildings, leasable land parcels and easements that we owned continuously since January 1, 2015.

(2)	Consists of 81 buildings we acquired during the period from January 1, 2015 to December 31, 2016.

(3)	See footnote (3) on page 60 for the definition of NOI.

(4)	See footnote (4) on page 60 for the definitions of FFO attributed to SIR and Normalized FFO attributed to SIR.

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
Rental income. The increase in rental income primarily reflects our acquisition activity, particularly with respect to the 64 CCIT Properties, partially offset by office property vacancies that occurred during the 2016 period at certain of our comparable properties. Rental income includes non-cash straight line rent adjustments totaling approximately $24,744 for the 2016 period and approximately $27,370 for the 2015 period, and net amortization of acquired real estate leases and assumed real estate lease obligations totaling approximately $1,732 for the 2016 period and approximately $3,430 for the 2015 period.
Tenant reimbursements and other income. The increase in tenant reimbursements and other income primarily reflects our acquisition activity, and increases in real estate tax and operating expense reimbursements at certain of our comparable properties.
Real estate taxes. The increase in real estate taxes primarily reflects our acquisition activity, and tax valuation and tax rate increases at certain of our comparable properties.
Other operating expenses. The increase in other operating expenses primarily reflects our acquisition activity and increases in utilities, property management related expenses, other general operating expenses and the recovery in the prior year of amounts previously reserved for bad debts at our comparable properties, partially offset by a reduction of property management fees from amortization of the liability we recorded in connection with our acquisition of RMR Inc. shares beginning in June 2015.
Depreciation and amortization. The increase in depreciation and amortization primarily reflects our acquisition activity.
Acquisition related costs. The decrease in acquisition related costs primarily reflects costs related to our acquisition of 68 properties (79 buildings) during 2015, including the 64 CCIT Properties acquired in January 2015 compared to two properties during 2016.

General and administrative. The increase in general and administrative expenses in the 2016 period is primarily due to increases in net business management fees resulting from property acquisitions and an increase in equity compensation expense resulting from the increase in our average share price over the prior period.
Loss on impairment of real estate assets. We recorded a $5,484 loss on impairment of real estate assets in the 2016 period to reduce the carrying value of one property located in Maynard, MA to its estimated fair value.
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
Net income allocated to noncontrolling interest. Net income allocated to noncontrolling interest represents a former 11.0% noncontrolling interest of a third party in a joint venture that owned one of our office buildings. On February 29, 2016, we acquired the 11.0% noncontrolling interest. As a result, for periods from and after that date, there is no longer a noncontrolling interest with respect to this office building. See Notes 3 and 9 to the Notes to Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K for further information regarding our acquisition of this joint venture interest.
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

SEGMENT RESULTS OF OPERATIONS
The following sections analyze and discuss the results of operations of each of our segments for the periods presented. For a reconciliation of segment net income to consolidated net income, see Note 5 to the Notes to Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K.

Properties 100% owned by SIR:

	All Properties		Comparable Properties (1)
	As of December 31,		As of December 31,
	2017	2016	2017	2016
Total buildings and leasable land parcels	100	96	94	94
Total rentable square feet (in thousands) (2)	16,956	16,308	16,201	16,201
Percent leased (3)	89.8%	92.5%	89.4%	92.5%

(1)	Consists of 94 buildings and leasable land parcels that SIR owned continuously since January 1, 2016.

(2)	Subject to modest adjustments when space is re-measured or re-configured for new tenants and when land leases are converted to building leases.

(3)
Percent leased includes (i) space being fitted out for occupancy pursuant to existing leases as of December 31, 2017, if any, and (ii) space which is leased but is not occupied or is being offered for sublease by tenants, if any.

Year Ended December 31, 2017, Compared to Year Ended December 31, 2016 (dollars in thousands)

	Comparable Properties Results (1)				Acquired Properties Results (2)			SIR Results
	Year Ended December 31,				Year Ended December 31,			Year Ended December 31,
			$	%			$			$	%
	2017	2016	Change	Change	2017	2016	Change	2017	2016	Change	Change
Revenues:
Rental income	$248,867	$253,941	$(5,074)	(2.0)%	$8,592	$556	$8,036	$257,459	$254,497	$2,962	1.2%
Tenant reimbursements and other income	52,536	54,076	(1,540)	(2.8)%	1,602	124	1,478	54,138	54,200	(62)	(0.1)%
Total revenues	301,403	308,017	(6,614)	(2.1)%	10,194	680	9,514	311,597	308,697	2,900	0.9%

Operating expenses:
Real estate taxes	25,404	25,617	(213)	(0.8)%	859	58	801	26,263	25,675	588	2.3%
Other operating expenses	42,504	42,279	225	0.5%	2,150	85	2,065	44,654	42,364	2,290	5.4%
Total operating expenses	67,908	67,896	12	0.0%	3,009	143	2,866	70,917	68,039	2,878	4.2%

NOI (3)	$233,495	$240,121	$(6,626)	(2.8)%	$7,185	$537	$6,648	240,680	240,658	22	0.0%

Other expenses:
Depreciation and amortization								110,357	106,688	3,669	3.4%
Write-off of straight line rents receivable, net								12,517	—	12,517	100.0%
Loss on asset impairment								4,047	—	4,047	100.0%
Loss on impairment of real estate assets								229	5,484	(5,255)	(95.8)%
Total other expenses								127,150	112,172	14,978	13.4%
Operating income								113,530	128,486	(14,956)	(11.6)%
Interest expense								(6,332)	(7,431)	1,099	(14.8)%
Net income								107,198	121,055	(13,857)	(11.4)%
Net income allocated to noncontrolling interest								—	(33)	33	(100.0)%
Net income attributed to SIR								$107,198	$121,022	$(13,824)	(11.4)%

Reconciliation of Net Income to NOI (3):
Net income								$107,198	$121,055
Interest expense								6,332	7,431
Operating income								113,530	128,486

Loss on impairment of real estate assets								229	5,484
Loss on asset impairment								4,047	—
Write-off of straight line rents receivable, net								12,517	—
Depreciation and amortization								110,357	106,688
NOI								$240,680	$240,658

(1)	Consists of 94 buildings and leasable land parcels that SIR owned continuously since January 1, 2016.

(2)	Consists of six buildings SIR acquired during the period from January 1, 2016 to December 31, 2017.

(3)	See footnote (3) on page 60 for the definition of NOI.
References to changes in the income and expense categories below relate to the comparison of results for the year ended December 31, 2017, compared to the year ended December 31, 2016. Our acquisition activity reflects our acquisition of five properties (six buildings) subsequent to January 1, 2016.
Rental income. The increase in rental income primarily reflects our acquisition activity, partially offset by a decline in rental income from our comparable properties, primarily due to a decline in occupancy during 2016 and 2017. Rental income includes non-cash straight line rent adjustments (excluding the write-off of straight line rents receivable as described below) totaling approximately $15,207 for the 2017 period and approximately $18,542 for the 2016 period, and net amortization of acquired real estate leases and assumed real estate lease obligations totaling approximately $1,663 for the 2017 period and approximately $1,329 for the 2016 period.
Tenant reimbursements and other income. The decrease in tenant reimbursements and other income was a result of a decline in occupancy during 2016 and 2017, partially offset by our acquisition activity.
Real estate taxes. The increase in real estate taxes primarily reflects our acquisition activity, partially offset by tax valuation and tax rate decreases at certain of our comparable properties.
Other operating expenses. The increase in other operating expenses primarily reflects our acquisition activity and increases in other property related expenses at certain of our comparable properties.
Depreciation and amortization. The increase in depreciation and amortization primarily reflects our acquisition activity and increases resulting from depreciation of capital improvements at our comparable properties.
Write-off of straight line rents receivable, net. We recorded a $12,517 non-cash write-off of straight line rents receivable, which is net of a $3,739 security deposit, related to a tenant bankruptcy in March 2017. For further information regarding this tenant bankruptcy, see Note 15 to the Notes to Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K.

Loss on asset impairment. We recorded a $4,047 loss on asset impairment for unamortized lease intangibles related to the March 2017 tenant bankruptcy referenced above.
Loss on impairment of real estate assets. We recorded a $229 loss on impairment of real estate assets in June 2017 to reduce the carrying value of one property located in Maynard, MA to its estimated fair value less costs to sell, compared to a $5,484 loss on impairment of real estate assets in the 2016 period for that same property.
Interest expense. The decrease in interest expense is primarily due to the prepayment of certain mortgage notes during 2016 and 2017.
Net income. The decrease in net income for the 2017 period compared to the 2016 period reflects the changes noted above.
Net income allocated to noncontrolling interest. Net income allocated to noncontrolling interest represents a former 11.0% noncontrolling interest of a third party in a joint venture that owned one of our office buildings. On February 29, 2016, we acquired the 11.0% noncontrolling interest. As a result, for periods from and after that date, there is no longer a noncontrolling interest with respect to this office building. See Notes 3 and 9 to the Notes to Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K for further information regarding our acquisition of this joint venture interest.

Year Ended December 31, 2016, Compared to Year Ended December 31, 2015 (dollars in thousands)

	Comparable Properties Results (1)				Acquired Properties Results (2)			SIR Results
	Year Ended December 31,				Year Ended December 31,			Year Ended December 31,
			$	%			$			$	%
	2016	2015	Change	Change	2016	2015	Change	2016	2015	Change	Change
Revenues:
Rental income	$110,652	$112,673	$(2,021)	(1.8)%	$143,845	$123,164	$20,681	$254,497	$235,837	$18,660	7.9%
Tenant reimbursements and other income	19,245	18,547	698	3.8%	34,955	26,090	8,865	54,200	44,637	9,563	21.4%
Total revenues	129,897	131,220	(1,323)	(1.0)%	178,800	149,254	29,546	308,697	280,474	28,223	10.1%

Operating expenses:
Real estate taxes	9,957	9,090	867	9.5%	15,718	12,054	3,664	25,675	21,144	4,531	21.4%
Other operating expenses	14,037	12,714	1,323	10.4%	28,327	20,761	7,566	42,364	33,475	8,889	26.6%
Total operating expenses	23,994	21,804	2,190	10.0%	44,045	32,815	11,230	68,039	54,619	13,420	24.6%

NOI (3)	$105,903	$109,416	$(3,513)	(3.2)%	$134,755	$116,439	$18,316	240,658	225,855	14,803	6.6%

Other expenses:
Depreciation and amortization								106,688	97,621	9,067	9.3%
Loss on impairment of real estate assets								5,484	—	5,484	100.0%
Total other expenses								112,172	97,621	14,551	14.9%
Operating income								128,486	128,234	252	0.2%
Interest expense								(7,431)	(7,028)	(403)	5.7%
Net income								121,055	121,206	(151)	(0.1)%
Net income allocated to noncontrolling interest								(33)	(176)	143	(81.3)%
Net income attributed to SIR								$121,022	$121,030	$(8)	—%

Reconciliation of Net Income to NOI (3):
Net income								$121,055	$121,206
Interest expense								7,431	7,028
Operating income								128,486	128,234

Loss on impairment of real estate assets								5,484	—
Depreciation and amortization								106,688	97,621
NOI								$240,658	$225,855

(1)	Consists of 46 buildings and leasable land parcels that SIR owned continuously since January 1, 2015.

(2)	Consists of 50 buildings SIR acquired during the period from January 1, 2015 to December 31, 2016.

(3)	See footnote (3) on page 60 for the definition of NOI.
References to changes in the income and expense categories below relate to the comparison of results for the year ended December 31, 2016, compared to the year ended December 31, 2015. Our acquisition activity reflects our acquisition of 50 buildings subsequent to January 1, 2015.
Rental income. The increase in rental income primarily reflects our acquisition activity, partially offset by a decline in rental income from our comparable properties, primarily due to a decline in occupancy during 2016. Rental income includes non-cash straight line rent adjustments totaling approximately $18,542 for the 2016 period and approximately $21,026 for the 2015 period, and net amortization of acquired real estate leases and assumed real estate lease obligations totaling approximately $1,329 for the 2016 period and approximately $2,944 for the 2015 period.
Tenant reimbursements and other income. The increase in tenant reimbursements and other income was primarily a result of our acquisition activity and increases in real estate tax and operating expense reimbursements at certain of our comparable properties.
Real estate taxes. The increase in real estate taxes primarily reflects our acquisition activity, and tax valuation and tax rate increases at certain of our comparable properties.
Other operating expenses. The increase in other operating expenses primarily reflects our acquisition activity and increases in other property related expenses at certain of our comparable properties.

Depreciation and amortization. The increase in depreciation and amortization primarily reflects our acquisition activity and increases resulting from depreciation of capital improvements at our comparable properties.
Loss on impairment of real estate assets. We recorded a $5,484 loss on impairment of real estate assets in December 2016 to reduce the carrying value of one property located in Maynard, MA to its estimated fair value.
Interest expense. The increase in interest expense is primarily related to mortgage notes securing properties we acquired in 2015.
Net income. The decrease in net income for the 2016 period compared to the 2015 period reflects the changes noted above.
Net income allocated to noncontrolling interest. Net income allocated to noncontrolling interest represents a former 11.0% noncontrolling interest of a third party in a joint venture that owned one of our office buildings. On February 29, 2016, we acquired the 11.0% noncontrolling interest. As a result, for periods from and after that date, there is no longer a noncontrolling interest with respect to this office building. See Notes 3 and 9 to the Notes to Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K for further information regarding our acquisition of this joint venture interest.

Properties owned by ILPT:

	All Properties		Comparable Properties (1)
	As of December 31,		As of December 31,
	2017	2016	2017	2016
Total buildings, leasable land parcels and easements (2)	266	266	266	266
Total rentable square feet (in thousands) (3)	28,540	28,505	28,540	28,505
Percent leased (4)	99.9%	99.2%	99.9%	99.2%

(1)	Consists of 266 buildings, leasable land parcels and easements that we owned continuously since January 1, 2016 and that we contributed to ILPT.

(2)
Includes 226 buildings, leasable land parcels and easements with approximately 16,834 square feet (in thousands) which are primarily leasable industrial and commercial lands located in Hawaii and that we contributed to ILPT.

(3)	Subject to modest adjustments when space is re-measured or re-configured for new tenants and when land leases are converted to building leases.

(4)
Percent leased includes (i) space being fitted out for occupancy pursuant to existing leases as of December 31, 2017, if any, and (ii) space which is leased but is not occupied or is being offered for sublease by tenants, if any.

Year Ended December 31, 2017, Compared to Year Ended December 31, 2016 (dollars in thousands)

	ILPT Results (1)
	Year Ended December 31,
			$	%
	2017	2016	Change	Change
Revenues:
Rental income	$134,826	$132,518	$2,308	1.7%
Tenant reimbursements and other income	21,680	20,792	888	4.3%
Total revenues	156,506	153,310	3,196	2.1%

Operating expenses:
Real estate taxes	17,868	17,204	664	3.9%
Other operating expenses	10,913	10,593	320	3.0%
Total operating expenses	28,781	27,797	984	3.5%

NOI (2)	127,725	125,513	2,212	1.8%

Other expenses:
Depreciation and amortization	27,315	27,074	241	0.9%
Total other expenses	27,315	27,074	241	0.9%
Operating income	100,410	98,439	1,971	2.0%
Interest expense	(2,259)	(2,262)	3	(0.1)%
Net income	$98,151	$96,177	$1,974	2.1%

Reconciliation of Net Income to NOI (2):
Net income	$98,151	$96,177
Interest expense	2,259	2,262
Operating income	100,410	98,439

Depreciation and amortization	27,315	27,074
NOI	$127,725	$125,513

(1)	Consists of 266 buildings, leasable land parcels and easements that we owned continuously since January 1, 2016 and that we contributed to ILPT.

(2)	See footnote (3) on page 60 for the definition of NOI.
References to changes in the income and expense categories below relate to the comparison of results for the year ended December 31, 2017, compared to the year ended December 31, 2016.

Rental income. The increase in rental income primarily reflects an increase in rental income from our comparable properties, primarily due to an increase in occupancy in 2017 and rents resetting at higher rates at certain of our Hawaii lands. Rental income includes non-cash straight line rent adjustments totaling approximately $5,762 for the 2017 period and approximately $6,202 for the 2016 period, and net amortization of acquired real estate leases and assumed real estate lease obligations totaling approximately $390 for the 2017 period and approximately $403 for the 2016 period.
Tenant reimbursements and other income. The increase in tenant reimbursements and other income was a result of an increase in occupancy during 2017.
Real estate taxes. The increase in real estate taxes reflects tax valuation and tax rate increases at certain of our comparable properties.
Other operating expenses. The increase in other operating expenses primarily reflects increases in other property related expenses at certain of our properties.
Depreciation and amortization. The increase in depreciation and amortization primarily reflects increased depreciation of capital improvements at our properties.
Interest expense. Interest expense is primarily related to mortgage notes securing properties we acquired in 2015.
Net income. The increase in net income for the 2017 period compared to the 2016 period reflects the changes noted above.

Year Ended December 31, 2016, Compared to Year Ended December 31, 2015 (dollars in thousands)

	Comparable Properties Results (1)				Acquired Properties Results (2)			ILPT Results
	Year Ended December 31,				Year Ended December 31,			Year Ended December 31,
			$	%			$			$	%
	2016	2015	Change	Change	2016	2015	Change	2016	2015	Change	Change
Revenues:
Rental income	$87,554	$86,649	$905	1.0%	$44,964	$41,653	$3,311	$132,518	$128,302	$4,216	3.3%
Tenant reimbursements and other income	16,512	15,925	587	3.7%	4,280	3,664	616	20,792	19,589	1,203	6.1%
Total revenues	104,066	102,574	1,492	1.5%	49,244	45,317	3,927	153,310	147,891	5,419	3.7%

Operating expenses:
Real estate taxes	14,802	14,208	594	4.2%	2,402	2,108	294	17,204	16,316	888	5.4%
Other operating expenses:
Provision for bad debts	257	(486)	743	152.9%	—	—	—	257	(486)	743	152.9%
Other expenses	6,766	6,063	703	11.6%	3,570	2,901	669	10,336	8,964	1,372	15.3%
Total other operating expenses	7,023	5,577	1,446	25.9%	3,570	2,901	669	10,593	8,478	2,115	24.9%
Total operating expenses	21,825	19,785	2,040	10.3%	5,972	5,009	963	27,797	24,794	3,003	12.1%

NOI (3)	$82,241	$82,789	$(548)	(0.7)%	$43,272	$40,308	$2,964	125,513	123,097	2,416	2.0%

Other expenses:
Depreciation and amortization								27,074	25,285	1,789	7.1%
Total other expenses								27,074	25,285	1,789	7.1%
Operating income								98,439	97,812	627	0.6%
Interest expense								(2,262)	(2,092)	(170)	8.1%
Net income								$96,177	$95,720	$457	0.5%

Reconciliation of Net Income to NOI (3):
Net income								$96,177	$95,720
Interest expense								2,262	2,092
Operating income								98,439	97,812

Depreciation and amortization								27,074	25,285
NOI								$125,513	$123,097

(1)	Consists of 235 buildings, leasable land parcels and easements that we owned continuously since January 1, 2015 and that we contributed to ILPT.

(2)	Consists of 31 buildings we acquired during the period from January 1, 2015 to December 31, 2016 and that we contributed to ILPT.

(3)	See footnote (3) on page 60 for the definition of NOI.
References to changes in the income and expense categories below relate to the comparison of results for the year ended December 31, 2016, compared to the year ended December 31, 2015. Our acquisition activity reflects our acquisition of 31 buildings subsequent to January 1, 2015.
Rental income. The increase in rental income primarily reflects our acquisition activity and increases from leasing activity and rent resets at certain of our comparable Hawaii lands. Rental income includes non-cash straight line rent adjustments totaling approximately $6,202 for the 2016 period and approximately $6,344 for the 2015 period, and net amortization of acquired real estate leases and assumed real estate lease obligations totaling approximately $403 for the 2016 period and approximately $486 for the 2015 period.
Tenant reimbursements and other income. The increase in tenant reimbursements and other income primarily reflects our acquisition activity and increases in real estate tax and operating expense reimbursements from tenants at certain of our comparable properties.
Real estate taxes. The increase in real estate taxes primarily reflects tax valuation and tax rate increases at certain of our comparable properties, and our acquisition activity.

Other operating expenses:

Provision for bad debts. The increase in provision for bad debts primarily reflects the recovery in 2015 of net amounts previously reserved for our comparable properties net of bad debt reserves recorded in 2015 and 2016.

Other expenses. The increase in other expenses primarily reflects increases in property management related expenses, repairs and maintenance, other general operating expenses and our acquisition activity.

Depreciation and amortization. The increase in depreciation and amortization primarily reflects our acquisition activity.
Interest expense. Interest expense is primarily related to mortgage notes securing properties we acquired in 2015.
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
Cash flows provided by (used in) operating, investing and financing activities were $222,885, $(132,764) and $546,471 for the year ended December 31, 2017, respectively, and $232,559, $(26,908) and $(201,400) for the year ended December 31, 2016, respectively. Cash provided by operating activities for the year ended December 31, 2017 decreased compared to the prior year primarily due to the decrease in NOI as a result of vacancies that occurred during 2017 and 2016, partially offset by an increase in operating cash flows from the properties we acquired during 2017. Cash used in investing activities for the year ended December 31, 2017 compared to the prior year increased primarily due to more acquisition activity during the year ended December 31, 2017 compared to the 2016 period. The net change in cash flows from financing activities for the year ended December 31, 2017 compared to the prior year is primarily due to (i) borrowings on the $750,000 ILPT revolving credit facility in December 2017 and (ii) the issuance in May 2017 of $350,000 aggregate principal amount of 4.25% senior unsecured notes due 2024, partially offset by (iii) net repayments on our revolving credit facility compared to net borrowings in the prior year.
Our Investment and Financing Liquidity and Resources (dollars in thousands, except per share and per square foot data)
Our future acquisitions or development of properties cannot be accurately projected because such acquisitions or development activities depend upon available opportunities that come to our attention and upon our ability to successfully acquire, develop and operate such properties. We generally do not intend to purchase "turn around" properties, or properties that do not generate positive cash flows, and, to the extent we conduct construction or redevelopment activities at our properties, we currently intend to conduct such activities primarily to satisfy tenant requirements or on a build to suit basis for existing or new tenants.
In order to fund our acquisitions and to meet our cash needs that may result from timing differences between our receipt of rents and our desire or need to make distributions or pay operating or capital expenses, we maintain a $750,000 unsecured revolving credit facility with a group of lenders. The maturity date of our revolving credit facility is March 29, 2019 and, subject to our payment of an extension fee and meeting other conditions, we have the option to extend the stated maturity date by one year to March 29, 2020. We pay interest on borrowings under our revolving credit facility at the rate of LIBOR plus a premium. We also pay a facility fee on the total amount of lending commitments under our revolving credit facility. Both the interest rate premium and the facility fee are subject to adjustment based upon changes to our credit ratings. At December 31, 2017, the interest rate premium on our revolving credit facility was 105 basis points and our facility fee was 20 basis points. We can borrow, repay and reborrow funds available under our revolving credit facility until maturity, and no principal repayment is due until maturity. As of December 31, 2017, the interest rate payable on borrowings under our revolving credit facility was 2.53%. As of December 31, 2017 and February 15, 2018, we had zero and $100,000, respectively, outstanding under our revolving credit facility and $750,000 and $650,000, respectively, available to borrow under our revolving credit facility.
We had a $350,000 unsecured term loan outstanding at December 31, 2017 that was scheduled to mature on March 31, 2020 and was prepayable at any time without penalty. Our prior term loan required interest to be paid on the amount outstanding of LIBOR plus 115 basis points. The interest rate premium for our prior term loan was subject to adjustment based on changes to our credit ratings. As of December 31, 2017, the interest rate payable on borrowings under our prior term loan was 2.51%. We repaid this term loan in full without penalty on January 31, 2018 using cash on hand and borrowings under our revolving credit facility.
Our credit agreement includes a feature under which the maximum borrowing availability under the facility may be increased to up to $1,850,000 in certain circumstances.
ILPT separately maintains a $750,000 unsecured revolving credit facility with a group of lenders. The maturity date of ILPT’s revolving credit facility is December 29, 2021. ILPT has the option to extend the maturity date of its revolving credit facility for two six month periods, subject to payment of extension fees and satisfaction of other conditions. ILPT pays interest on borrowings under its revolving credit facility at the rate of LIBOR plus a premium that will vary based on its leverage ratio. If ILPT later achieves an investment grade credit rating, it will then be able to elect to continue to have the interest premium based on its leverage ratio or it may instead elect to have the interest premium based on its credit rating, or a ratings election. ILPT is required to pay a commitment fee on the unused portion of its revolving credit facility until and if such time as it makes a ratings election, and thereafter ILPT will be required to pay a facility fee in lieu of such commitment fee based on the maximum amount of its revolving credit facility. At December 31, 2017, the interest rate premium on ILPT’s revolving credit facility was 140 basis points. ILPT can borrow, repay and reborrow funds available under its revolving credit facility until maturity, and no principal repayment is due until maturity. As of December 31, 2017, the interest rate payable on borrowings under ILPT’s revolving credit facility was 2.89%. As of December 31, 2017 and February 15, 2018, ILPT had $750,000 and $309,000, respectively, outstanding under its revolving credit facility and zero and $441,000, respectively, available to borrow under its revolving credit facility.

In January 2018, ILPT completed the ILPT IPO, in which it issued 20,000,000 of its common shares raising net proceeds of approximately $435,900, after deducting the underwriting discounts and commissions and estimated expenses, including reimbursements to us for the costs we incurred in connection with ILPT’s formation and the preparation for the ILPT IPO. For more information regarding the ILPT IPO and its application of the net proceeds, see Note 17 to the Notes to Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K.
Our senior unsecured notes are governed by an indenture and its supplements and require semi-annual interest payments through maturity.
Our debt maturities (other than our and ILPT's revolving credit facilities) as of December 31, 2017 were as follows: $350,228 in 2018, $710 in 2019, $488,812 in 2020, $0 in 2021 and $1,171,000 thereafter.
As of December 31, 2017, we had $658,719 of cash and cash equivalents. In connection with ILPT's formation, in September 2017, among other things, we contributed to ILPT 266 buildings, leasable land parcels and easements (approximately 28.5 million rentable square feet) and ILPT issued a $750,000 demand note to us. ILPT also assumed three mortgage notes totaling $63,069 as of September 30, 2017, that were secured by three of ILPT's properties. In December 2017, ILPT paid to us in full the $750,000 demand note with initial borrowings under its revolving credit facility and we prepaid on ILPT's behalf two of the mortgage notes totaling $14,319 that had encumbered two of ILPT's properties. Upon the closing of the ILPT IPO, ILPT used part of the net proceeds to reduce amounts outstanding under its revolving credit facility. In January 2018, we redeemed all $350,000 of our 2.85% senior notes due 2018 and repaid our $350,000 unsecured term loan using the proceeds we received from the $750,000 demand note and borrowings under our revolving credit facility.
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

When significant amounts are outstanding under our revolving credit facility, or as the maturities of our indebtedness approach, we intend to explore refinancing alternatives. Such alternatives may include incurring additional term debt, issuing new equity or debt securities, extending the maturity date of our credit agreement or participating in joint venture arrangements. Although we cannot be sure that we will be successful in completing any particular type of financing, we believe that we will have access to financing, such as debt and equity offerings, to fund our committed and future acquisitions and capital expenditures, development, redevelopment and other activities and to pay our obligations. We currently have an effective shelf registration statement that allows us to issue public securities on an expedited basis, but we cannot be sure that there will be buyers for such securities.
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
During the year ended December 31, 2017, we paid regular quarterly cash distributions to our shareholders aggregating $182,470 using existing cash balances and borrowings under our revolving credit facility. For further information regarding the distributions we paid during 2017, see Note 10 to the Notes to Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K.
On January 19, 2018, we declared a regular quarterly distribution of $0.51 per common share, or approximately $45,600, to shareholders of record on January 29, 2018. We expect to pay this distribution on or about February 22, 2018 using existing cash balances and borrowings under our revolving credit facility.
During the years ended December 31, 2017 and 2016, amounts capitalized for tenant improvements, leasing costs, building improvements and development and redevelopment activities were as follows (dollars in thousands):

	Year Ended
	December 31,
	2017	2016
Tenant improvements (1)	$1,151	$5,305
Leasing costs (2)	5,675	4,114
Building improvements (3)	4,784	2,632
Development, redevelopment and other activities (4)	6,851	3,822
	$18,461	$15,873

(1)	Tenant improvements include capital expenditures used to improve tenants’ space or amounts paid directly to tenants to improve their space.

(2)	Leasing costs include leasing related costs, such as brokerage commissions, legal costs and tenant inducements.

(3)	Building improvements generally include (i) expenditures to replace obsolete building components and (ii) expenditures that extend the useful life of existing assets.

(4)
Development, redevelopment and other activities generally include (i) capital expenditures that are identified at the time of a property acquisition and incurred within a short time period after acquiring the property and (ii) capital expenditure projects that reposition a property or result in new sources of revenues.

During the year ended December 31, 2017, commitments made for expenditures, such as tenant improvements and leasing costs in connection with leasing space, were as follows (square feet in thousands):

	New Leases	Renewals	Totals
Square feet leased during the period	562	958	1,520
Total leasing costs and concession commitments (1)	$11,158	$6,859	$18,017
Total leasing costs and concession commitments per square foot (1)	$19.85	$7.16	$11.85
Weighted average lease term by square feet (years)	8.5	12.8	11.2
Total leasing costs and concession commitments per square foot per year (1)	$2.34	$0.56	$1.06

(1)	Includes commitments made for leasing expenditures and concessions, such as tenant improvements, leasing commissions, tenant reimbursements and free rent.
As of December 31, 2017, our contractual obligations were as follows (dollars in thousands):

	Payments Due by Period
		Less than	1-3	3-5	More than
Contractual Obligations	Total	1 Year	Years	Years	5 Years
Borrowings under ILPT revolving credit facility (1)	$750,000	$—	$—	$750,000	—
Term loan (2)	350,000	—	350,000	—	—
Senior unsecured notes (3)	1,800,000	350,000	400,000	300,000	750,000
Mortgage notes payable	210,750	228	89,522	—	121,000
Tenant related obligations (4)	34,538	16,141	4,421	1,319	12,657
Projected interest expense (5)	361,823	81,951	132,329	87,979	59,564
Business management incentive fee expense (6)	25,569	25,569	—	—	—
Total	$3,532,680	$473,889	$976,272	$1,139,298	$943,221

(1)
ILPT repaid certain amounts outstanding under its revolving credit facility on January 17, 2018 with part of the $435,900 of net proceeds from the ILPT IPO. Upon completion of the ILPT IPO, the maturity date of ILPT's revolving credit facility was extended to December 29, 2021 and ILPT has the option to extend the maturity date for two six month periods through December 29, 2022.

(2)	We repaid this term loan in full without penalty on January 31, 2018 with cash on hand at December 31, 2017 and borrowings under our revolving credit facility.

(3)	We redeemed at par plus accrued interest our $350,000 senior unsecured notes due February 1, 2018 on January 2, 2018 with cash on hand at December 31, 2017.

(4)	Committed tenant related obligations include leasing commissions, lease incentives and tenant improvements, and are based on leases in effect as of December 31, 2017.

(5)
Projected interest expense is attributable to only our debt obligations as of December 31, 2017 at existing rates and is not intended to project future interest costs which may result from debt prepayments, new debt issuances or changes in interest rates. Projected interest expense does not include interest which may become payable related to future borrowings under our and ILPT's revolving credit facilities.

(6)	Represents business management incentive fees for the year ended December 31, 2017 due to RMR LLC under our business management agreement. This fee was paid to RMR LLC in January 2018.
Off Balance Sheet Arrangements (dollars in thousands)
As of December 31, 2017, we had no off balance sheet arrangements that have had or that we expect would be reasonably likely to have a material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources. We had no swaps or hedges as of December 31, 2017, other than the cash flow hedge associated with $41,000 of mortgage debt described in Notes 6 and 8 to the Notes to

Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K and under “Quantitative and Qualitative Disclosures About Market Risk” included in Part II, Item 7A of this Annual Report on Form 10-K.
Debt Covenants (dollars in thousands)
Our principal debt obligations at December 31, 2017 were our senior unsecured notes, borrowings outstanding under our revolving credit facility and term loan, borrowings outstanding under ILPT's revolving credit facility and secured mortgage notes assumed in connection with some of our acquisitions. We repaid our prior term loan on January 31, 2018. Our mortgage notes are non-recourse, subject to certain limitations, and do not contain any material financial covenants. Our publicly issued senior unsecured notes are governed by an indenture. Our senior unsecured notes indenture and its supplements and our credit agreement and ILPT's credit agreement provide for acceleration of payment of all amounts outstanding upon the occurrence and continuation of certain events of default, such as, in the case of our credit agreement and ILPT's credit agreement, a change of control of us or ILPT, as applicable, which includes RMR LLC ceasing to act as our or ILPT's business and property manager. Our senior unsecured notes indenture and its supplements, our credit agreement and ILPT's credit agreement contain a number of covenants which restrict our ability to incur debts, including debts secured by mortgages on our properties, in excess of calculated amounts, restrict our ability to make distributions to our shareholders in certain circumstances and generally require us to maintain certain financial ratios. As of December 31, 2017, we believe we were in compliance with all of the terms and covenants under our revolving credit facility and term loan and senior unsecured notes indenture and its supplements and that ILPT was in compliance with all of the terms and covenants under ILPT's credit agreement.
Neither our senior unsecured notes indenture and its supplements nor our nor ILPT's credit agreements contain provisions for acceleration which could be triggered by our debt ratings. However, under our credit agreement, our senior unsecured debt ratings are used to determine the fees and interest rates we pay. Accordingly, if our debt ratings are downgraded, our interest expense and related costs under our credit agreement would increase. In November 2017, Moody's downgraded our credit rating which increased our interest rate premium and the facility fee for our revolving credit facility.
Our senior unsecured notes indenture and its supplements contain cross default provisions to any other debts of $25,000 or more. Similarly, our and ILPT's revolving credit facilities have cross default provisions to other indebtedness that is recourse of $25,000 or more and indebtedness that is non-recourse of $50,000 or more.
Related Person Transactions
We have relationships and historical and continuing transactions with RMR LLC, RMR Inc. and others related to them. For example: we have no employees and the personnel and various services we require to operate our business are provided to us by RMR LLC pursuant to our business management agreement and property management agreement with RMR LLC; RMR Inc. is the managing member of RMR LLC; ABP Trust, which is owned by our Managing Trustees, is the controlling shareholder of RMR Inc.; and we own shares of class A common stock of RMR Inc. We also have relationships and historical and continuing transactions with other companies to which RMR LLC provides management services and which may have trustees, directors and officers who are also trustees, directors or officers of us, RMR LLC or RMR Inc., including: ILPT, which was our wholly owned subsidiary until January 17, 2018 and of which we are the largest shareholder, owning approximately 69.2% of ILPT’s outstanding common shares at February 15, 2018; GOV, which is our largest shareholder and at December 31, 2017 and February 15, 2018 owned approximately 27.8% of our outstanding common shares; SNH, to which in January 2015 we sold the CCIT MOBs; and AIC, of which we, ABP Trust, GOV, SNH and three other companies to which RMR LLC provides management services each own 14.3% and which arranges and insures or reinsures in part a combined property insurance program for us and its six other shareholders.
For further information about these and other such relationships and related person transactions, see Notes 2, 3, 13, and 14 to the Notes to Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K and our other filings with the SEC including our definitive Proxy Statement for our 2018 Annual Meeting of Shareholders, or our definitive Proxy Statement, to be filed with the SEC within 120 days after the fiscal year ended December 31, 2017. For further information about these transactions and relationships and about the risks that may arise as a result of these and other related person transactions and relationships, see elsewhere in this Annual Report on Form 10-K, including “Warning Concerning Forward Looking Statements,” Part I, Item 1, “Business” and Part I, Item 1A, “Risk Factors.” Our filings with the SEC and copies of certain of our agreements with these related persons, including our business management agreement and property management agreement with RMR LLC, the Transaction Agreement, registration rights agreement and other agreements with ILPT or RMR LLC related to the ILPT IPO and our shareholders agreement with AIC and its six other shareholders, are available as exhibits to our public filings with the SEC and accessible at the SEC’s website, www.sec.gov. We may engage in additional transactions with related persons, including businesses to which RMR LLC or its subsidiaries provide management services.
Critical Accounting Policies
Our critical accounting policies are those that will have the most impact on the reporting of our financial condition and results of operations and those requiring significant judgments and estimates. We believe that our judgments and estimates have been and will be consistently applied and produce financial information that fairly presents our results of operations. Our most critical accounting policies involve our investments in real property. These policies affect our:

•
allocation of purchase prices between various asset categories, including allocations to above and below market leases and the related impact on the recognition of rental income and depreciation and amortization expenses; and

•	assessment of the carrying values and impairments of long lived assets.
We allocate the acquisition cost of each property investment to various property components such as land, buildings and improvements and intangibles based on their fair values, and each component generally has a different useful life. For acquired real estate, we record building, land and improvements, and, if applicable, the value of in-place leases, the fair market value of above or below market leases and customer relationships at fair value. We base purchase price allocations and the determination of useful lives on our estimates and, under some circumstances, studies from independent real estate appraisers to provide market information and evaluations that are relevant to our purchase price allocations and determinations of useful lives; however, our management is ultimately responsible for the purchase price allocations and determination of useful lives.
We compute depreciation expense using the straight line method over estimated useful lives of up to 40 years for buildings and improvements, and up to seven years for personal property. We do not depreciate the allocated cost of land. We amortize capitalized above market lease values as a reduction to rental income over the terms of the respective leases. We amortize capitalized below market lease values as an increase to rental income over the terms of the respective leases. We amortize the value of acquired in place leases exclusive of the value of above market and below market acquired in place leases to expense over the periods of the respective leases. If a lease is terminated prior to its stated expiration, all unamortized amounts relating to that lease are written off. Purchase price allocations require us to make certain assumptions and estimates. Incorrect assumptions and estimates may result in inaccurate depreciation and amortization charges over future periods.
We periodically evaluate our properties for impairment. Impairment indicators may include declining tenant occupancy, our concerns about a tenant's financial condition (which may be endangered by a rent default or other information which comes to our attention) or our decision to dispose of an asset before the end of its estimated useful life and legislative, as well as market or industry changes that could permanently reduce the value of a property. If indicators of impairment are present, we evaluate the carrying value of the related property by comparing it to the expected future undiscounted cash flows to be generated from that property. If the sum of these expected future cash flows is less than the carrying value, we reduce the net carrying value of the property to its fair value. This analysis requires us to judge whether indicators of impairment exist and to estimate likely future cash flows. If we misjudge or estimate incorrectly or if future tenant operations, market or industry factors differ from our expectations we may record an impairment charge that is inappropriate or fail to record a charge when we should have done so, or the amount of any such charges may be inaccurate.
These accounting policies involve significant judgments made based upon our experience and the experience of our management and our Board of Trustees, including judgments about current valuations, ultimate realizable value, estimated useful lives, salvage or residual value, the ability and willingness of our tenants to perform their obligations to us, current and future economic conditions and competitive factors in the markets in which our properties are located. Competition, economic conditions and other factors may cause occupancy declines in the future. In the future, we may need to revise our carrying value assessments to incorporate information which is not now known, and such revisions could increase or decrease our depreciation expense related to properties we own or decrease the carrying values of our assets.
Impact of Inflation
Inflation in the past several years in the United States has been modest, but recently there have been indications of inflation in the U.S. economy and some market forecasts indicate an expectation of increased inflation in the near to intermediate term. Future inflation might have both positive and negative impacts on our business. Inflation might cause the value of our assets to increase. Inflation might also cause our costs of debt capital and operating costs to increase. An increase in our costs of debt capital or our operating costs may result in decreased earnings unless offset by increased revenues.

Increases in operating costs as a result of inflation are likely to have modest, if any, impacts on our operating results. This is because most of the operating costs arising in our business are incurred at our properties and our tenants pay most of the property operating cost increases directly or indirectly when we pass through such costs as additional rent under our leases. Increased debt capital costs as a result of inflation are not directly or immediately paid by, or passed through, to our tenants; therefore, such cost increases are more likely to impact our financial results. Over time, however, inflationary debt capital cost increases may be mitigated by rent resets at our Hawaii lands or as leases at our properties expire and new leases are entered which reflect inflationary increases in market rents.
To mitigate the adverse impact of any increased cost of debt capital in the event of material inflation, we may enter into interest rate hedge arrangements. The decision to enter into these agreements will be based on various factors, including the amount of our floating rate debt outstanding, our belief that material interest rate increases are likely to occur, the costs of, and our expected benefit from, these agreements and upon possible requirements of our borrowing arrangements. In periods of rapid U.S. inflation, our tenants’ operating costs may increase faster than revenues, which may have an adverse impact upon us if our tenants’ operating income becomes insufficient to pay our rent. To mitigate the adverse impact of tenant financial distress upon us, we require some of our tenants to provide guarantees or security for our rent.
Generally, we do not expect inflation to have a material adverse impact on our financial results for the next 12 months or for the currently foreseeable future thereafter.
Impact of Climate Change
The political debate about climate change has resulted in various treaties, laws and regulations that are intended to limit carbon emissions. We believe these laws being enacted or proposed may cause energy costs at our properties to increase in the future. We do not expect the direct impact of these possible increases in energy costs resulting from laws designed to address climate change to be material to our results of operations because the increased costs either may be the responsibility of our tenants directly or in large part passed through by us to our tenants as additional rent. Also, although we do not believe it is likely in the foreseeable future, laws enacted to mitigate climate change may make some of our buildings obsolete or cause us to make material investments in our properties which could materially and adversely affect our financial condition and results of operations.
In an effort to reduce the effects of any increased energy costs in the future, we continuously study ways to improve the energy efficiency at all of our properties. Our property manager, RMR LLC, is a member of the Energy Star Partner program, a joint program of the U.S. Environmental Protection Agency and the U.S. Department of Energy that is focused on promoting energy efficiency at commercial properties through its “ENERGY STAR” label program, and a member of the U.S. Green Building Council, a nonprofit organization focused on promoting energy efficiency at commercial properties through its leadership in energy and environmental design, LEED®, green building program.
Some observers believe severe weather in different parts of the world over the last few years is evidence of global climate change. Severe weather may have an adverse effect on certain properties we own. Rising sea levels could cause flooding at some of our properties, including some of our Hawaii lands, which may have an adverse effect on individual properties we own. We mitigate these risks by procuring, or requiring our tenants to procure, insurance coverage we believe adequate to protect us from material damages and losses resulting from the consequences of losses caused by climate change. However, we cannot be sure that our mitigation efforts will be sufficient or that future storms, rising sea levels or other changes that may occur due to future climate change could not have a material adverse effect on our financial results.
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
At December 31, 2017, our outstanding fixed rate debt consisted of the following senior unsecured notes and secured mortgage notes:

Fixed Rate Debt

		Annual	Annual		Interest
	Principal	Interest	Interest		Payments
Debt	Balance (1)	Rate (1)	Expense (1)	Maturity	Due
Senior unsecured notes (2)	$350,000	2.85%	$9,975	2018	Semi-Annually
Senior unsecured notes	400,000	3.60%	14,400	2020	Semi-Annually
Senior unsecured notes	300,000	4.15%	12,450	2022	Semi-Annually
Senior unsecured notes	350,000	4.25%	14,875	2024	Semi-Annually
Senior unsecured notes	400,000	4.50%	18,000	2025	Semi-Annually
Mortgage note (one building in Philadelphia, PA) (3)	41,000	4.16%	1,706	2020	Monthly
Mortgage note (one building in Chester, VA)	48,750	3.99%	1,945	2020	Monthly
Mortgage note (three buildings in Seattle, WA)	71,000	3.55%	2,521	2023	Monthly
Mortgage note (one building in Chicago, IL)	50,000	3.70%	1,850	2023	Monthly
	$2,010,750		$77,722

(1)
The principal balance, annual interest rate and annual interest expense are the amounts stated in the applicable contracts. In accordance with GAAP, our carrying value and recorded interest expense may differ from these amounts because of market conditions at the time we issued or assumed these debts.

(2)	On January 2, 2018, we redeemed at par plus accrued interest all of these senior unsecured notes.

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
We have an interest rate swap agreement to manage our interest rate risk exposure on a $41,000 mortgage note due 2020, which requires us to pay interest at a rate equal to LIBOR plus a premium. The interest rate swap agreement effectively modifies our exposure to interest rate risk arising from this floating rate mortgage loan by converting this floating rate debt to a fixed rate through August 3, 2020, which is the maturity date of the mortgage note, thus reducing the impact of interest rate changes on future interest expense. This agreement involves the receipt of floating rate amounts in exchange for fixed rate interest payments over the life of the agreement. Approximately 1.3% ($41,000) of our total outstanding debt had interest payments designated as hedged transactions to interest rate swap agreements at December 31, 2017. As of December 31, 2017, the fair value of our derivative instrument included in accounts payable and other liabilities in our consolidated balance sheet was $162.
Because our senior unsecured notes and mortgage notes (including the current effect of our interest rate swap agreement) require interest to be paid at fixed rates, changes in market interest rates during the terms of these senior unsecured notes and mortgage notes will not affect our interest obligations. If these senior unsecured notes and mortgage notes were refinanced at interest rates which are 100 basis points higher or lower than shown above, our annual interest cost would increase or decrease by approximately $20,108.
Changes in market interest rates also would affect the fair value of our fixed rate debt obligations, including obligations arising from our interest rate swap agreement. Increases in market interest rates decrease the fair value of our fixed rate debt, while decreases in market interest rates increase the fair value of our fixed rate debt. Based on the balances outstanding at December 31, 2017 and discounted cash flow analyses through the maturity dates, and assuming no other changes in factors that may affect the fair value of our fixed rate debt obligations, a hypothetical immediate 100 basis point change in interest rates would change the fair value of these obligations by approximately $74,500.
Floating Rate Debt
At December 31, 2017, our floating rate debt (excluding the $41,000 mortgage note hedged by our interest rate swap agreement) consisted of $350,000 outstanding under our prior term loan and $750,000 outstanding under ILPT's revolving credit facility. Our revolving credit facility, which did not have any outstanding amounts as of December 31, 2017, matures on

March 29, 2019 and, subject to our meeting certain conditions, including our payment of an extension fee, we have the option to extend the maturity date by one year to March 29, 2020. We repaid our prior term loan in full without penalty on January 31, 2018. Following the completion of the ILPT IPO, ILPT's revolving credit facility matures on December 29, 2021 and, subject to the payment of extension fees and satisfaction of other conditions, ILPT has the option to extend the maturity date for two six month periods. No principal repayments are required under our and ILPT's revolving credit facilities prior to maturity, and prepayments may be made at any time without penalty.
Borrowings under our and ILPT's revolving credit facilities are in U.S. dollars and require interest to be paid at LIBOR plus a premium that is subject to adjustment based upon changes to our credit ratings and ILPT's leverage ratio, respectively. Accordingly, we are vulnerable to changes in the U.S. dollar based short term rates, specifically LIBOR. In addition, upon renewal or refinancing of these obligations, we are vulnerable to increases in interest rate premiums due to market conditions or our perceived credit risk. Generally, a change in interest rates would not affect the value of our outstanding floating rate debt but would affect our operating results. The following table presents the approximate impact a 100 basis point increase in interest rates would have on our annual floating rate interest expense at December 31, 2017:

	Impact of an Increase in Interest Rates
			Total Interest	Annual
	Interest Rate	Outstanding	Expense	Earnings Per
	Per Year (1)	Debt (2)	Per Year	Share Impact (3)
At December 31, 2017	2.77%	$1,100,000	$30,470	$0.34
100 basis point increase	3.77%	$1,100,000	$41,470	$0.46

(1)	Weighted based on the respective interest rates and outstanding borrowings under our floating rate debt as of December 31, 2017.

(2)	Excludes our $41,000 mortgage note hedged by our interest rate swap agreement.

(3)	Based on the diluted weighted average common shares outstanding for the year ended December 31, 2017.
The following table presents the impact a 100 basis point increase in interest rates would have on our annual floating rate interest expense at December 31, 2017 if we and ILPT were fully drawn on our revolving credit facilities and our prior term loan remained outstanding:

	Impact of an Increase in Interest Rates
			Total Interest	Annual
	Interest Rate	Outstanding	Expense	Earnings Per
	Per Year (1)	Debt (2)	Per Year	Share Impact (3)
At December 31, 2017	2.67%	$1,850,000	$49,395	$0.55
100 basis point increase	3.67%	$1,850,000	$67,895	$0.76

(1)
Weighted based on the respective interest rates of our floating rate debt as of December 31, 2017, assuming we and ILPT were fully drawn on our revolving credit facilities and our prior term loan remained outstanding.

(2)	Excludes our $41,000 mortgage note hedged by our interest rate swap agreement.

(3)	Based on the diluted weighted average common shares outstanding for the year ended December 31, 2017.
The foregoing tables show the impact of an immediate increase in floating interest rates. If interest rates were to increase gradually over time, the impact would be spread over time. Our exposure to fluctuations in floating interest rates will increase or decrease in the future with increases or decreases in the outstanding amount under our and ILPT's revolving credit facilities.
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
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
As of the end of the period covered by this Annual Report on Form 10-K, our management carried out an evaluation, under the supervision and with the participation of our Managing Trustees, our President and Chief Operating Officer and our Chief Financial Officer and Treasurer, of the effectiveness of our disclosure controls and procedures pursuant to Rules 13a-15 and 15d-15 under the Exchange Act. Based upon that evaluation, our Managing Trustees, our President and Chief Operating Officer and our Chief Financial Officer and Treasurer concluded that our disclosure controls and procedures are effective.
There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2017. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013 Framework). Based on this assessment, we believe that, as of December 31, 2017, our internal control over financial reporting is effective.
Ernst & Young LLP, the independent registered public accounting firm that audited our 2017 consolidated financial statements included in this Annual Report on Form 10-K, has issued an attestation report on our internal controls over financial reporting. Its report appears elsewhere herein.
Item 9B. Other Information
None.
PART III

Item 10. Directors, Executive Officers and Corporate Governance
We have a Code of Conduct that applies to our officers and Trustees, RMR Inc. and RMR LLC, senior level officers of RMR LLC, senior level officers and directors of RMR Inc. and certain other officers and employees of RMR LLC. Our Code of Conduct is posted on our website, www.sirreit.com. A printed copy of our Code of Conduct is also available free of charge to any person who requests a copy by writing to our Secretary, Select Income REIT, Two Newton Place, 255 Washington Street, Suite 300, Newton, MA 02458-1634. We intend to disclose any amendments or waivers to our Code of Conduct applicable to our principal executive officer, principal financial officer, principal accounting officer or controller (or any person performing similar functions) on our website.
The remainder of the information required by Item 10 is incorporated by reference to our definitive Proxy Statement.
Item 11. Executive Compensation
The information required by Item 11 is incorporated by reference to our definitive Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information. We may grant common shares to our officers and other employees of RMR LLC under our 2012 Equity Compensation Plan, or the 2012 Plan. In addition, each of our Trustees receives common shares as part of his or her annual compensation for serving as a Trustee and such shares are awarded under the 2012 Plan. The terms of awards made under the 2012 Plan are determined by the Compensation Committee of our Board of Trustees at the time of the awards. The following table is as of December 31, 2017:

Number of securities
	Number of securities		remaining available for future
	to be issued upon	Weighted-average	issuance under equity
	exercise of	exercise price of	compensation plans (excluding
	outstanding options,	outstanding options,	securities reflected in
	warrants and rights	warrants and rights	column (a))
Plan category	(a)	(b)	(c)
Equity compensation plans approved by security holders—2012 Plan	None.	None.	2,685,638	(1)
Equity compensation plans not approved by security holders	None.	None.	None.
Total	None.	None.	2,685,638	(1)

(1)
Consists of common shares available for issuance pursuant to the terms of the 2012 Plan. Share awards that are repurchased or forfeited will be added to the common shares available for issuance under the 2012 Plan.

Payments by us to RMR LLC and RMR LLC employees are described in Notes 10, 13 and 14 to the Notes to Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K. The remainder of the information required by Item 12 is incorporated by reference to our definitive Proxy Statement.
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

3.2	Amended and Restated Bylaws of the Company, adopted September 7, 2016. (Incorporated by reference to the Company’s Current Report on Form 8-K dated September 7, 2016.)

4.1	Form of Common Share Certificate. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, File No. 001-35442.)

4.2	Indenture, dated February 3, 2015, between the Company and U.S. Bank National Association. (Incorporated by reference to the Company’s Current Report on Form 8-K dated January 29, 2015.)

4.3
First Supplemental Indenture, dated February 3, 2015, between the Company and U.S. Bank National Association, including the forms of 3.60% Senior Note due 2020, 4.15% Senior Note due 2022 and 4.50% Senior Note due 2025. (Incorporated by reference to the Company’s Current Report on Form 8-K dated January 29, 2015.)

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

10.2
Transaction Agreement, dated January 17, 2018, between the Company and Industrial Logistics Properties Trust. (Incorporated by reference to Industrial Logistics Properties Trust's Current Report on Form 8-K dated January 11, 2018.)

10.3
Credit Agreement, dated January 9, 2015, among the Company, Wells Fargo Bank, National Association, as Administrative Agent, and each of the other financial institutions initially a signatory thereto. (Incorporated by reference to the Company’s Current Report on Form 8-K dated January 9, 2015.)

10.4
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

10.5
First Amendment to Credit Agreement, dated as of December 14, 2017, among the Company, Wells Fargo Bank, National Association, as Administrative Agent, and each of the other financial institutions party thereto. (Incorporated by reference to the Company’s Current Report on Form 8-K dated December 29, 2017.)

10.6
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

10.8	2012 Equity Compensation Plan.(+) (Incorporated by reference to the Company’s Current Report on Form 8-K dated March 6, 2012, File No. 001-35442.)

10.9	First Amendment to 2012 Equity Compensation Plan.(+) (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015.)

10.10	Form of Restricted Share Agreement.(+) (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013.)

10.11	Form of Restricted Share Agreement.(+) (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015.)

10.12	Form of Share Award Agreement.(+) (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016.)

10.13	Form of Indemnification Agreement.(+) (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, File No. 001-35442.)

10.14	Summary of Trustee Compensation.(+) (Incorporated by reference to the Company’s Current Report on Form 8-K dated May 23, 2017.)

10.15
Registration Rights Agreement, dated January 17, 2018, between the Company and Industrial Logistics Properties Trust. (Incorporated by reference to Industrial Logistics Properties Trust's Current Report on Form 8-K dated January 11, 2018.)

10.16
Business Management Agreement, dated January 17, 2018, between Industrial Logistics Properties Trust and The RMR Group LLC.(+) (Incorporated by reference to Industrial Logistics Properties Trust’s Current Report on Form 8-K dated January 11, 2018.)

10.17
Property Management Agreement, dated January 17, 2018, between Industrial Logistics Properties Trust and The RMR Group LLC.(+) (Incorporated by reference to Industrial Logistics Properties Trust’s Current Report on Form 8-K dated January 11, 2018.)

10.18
Credit Agreement, dated December 29, 2017, among Industrial Logistics Properties Trust, Citibank, N.A., as Administrative Agent and Collateral Agent, and each of the other financial institutions initially a signatory thereto. (Incorporated by reference to the Company’s Current Report on Form 8-K dated December 29, 2017.)

10.19
Pledge Agreement, dated December 29, 2017, by the Company and Industrial Logistics Properties Trust, in favor of Citibank, N.A., in its capacity as Collateral Agent for the Lenders under that certain Credit Agreement dated December 29, 2017. (Incorporated by reference to the Company’s Current Report on Form 8-K dated December 29, 2017.)

10.20	Industrial Logistics Properties Trust 2018 Equity Compensation Plan.(+) (Incorporated by reference to Industrial Logistics Properties Trust’s Current Report on Form 8-K dated January 11, 2018.)

10.21
Form of Industrial Logistics Properties Trust Share Award Agreement.(+) (Incorporated by reference to Industrial Logistics Properties Trust’s Amendment No. 3 to Registration Statement on Form S-11, File No. 333-221708.)

10.22	Form of Industrial Logistics Properties Trust Indemnification Agreement.(+) (Incorporated by reference to Industrial Logistics Properties Trust’s Current Report on Form 8-K dated January 11, 2018.)

10.23	Industrial Logistics Properties Trust Summary of Trustee Compensation.(+) (Incorporated by reference to Industrial Logistics Properties Trust’s Current Report on Form 8-K dated January 11, 2018.)

10.24
Amended and Restated Shareholders Agreement, dated May 21, 2012, among Affiliates Insurance Company, Five Star Senior Living Inc. (f/k/a Five Star Quality Care, Inc.), Hospitality Properties Trust, Senior Housing Properties Trust, TravelCenters of America LLC, ABP Trust, Government Properties Income Trust and the Company. (Incorporated by reference to the Company’s Current Report on Form 8-K dated May 21, 2012, File No. 001-35442.)

10.25
Share Purchase Agreement, dated February 28, 2015, among Government Properties Income Trust, Lakewood Capital Partners, LP, other parties named therein and, for the purpose of specified sections, the Company. (Incorporated by reference to the Company’s Current Report on Form 8-K dated February 28, 2015.)

12.1	Computation of Ratio of Earnings to Fixed Charges. (Filed herewith.)

21.1	Subsidiaries of the Company. (Filed herewith.)

23.1	Consent of Ernst & Young LLP. (Filed herewith.)

23.2	Consent of Sullivan & Worcester LLP. (Contained in Exhibit 8.1.)

31.1	Rule 13a-14(a) Certification. (Filed herewith.)

31.2	Rule 13a-14(a) Certification. (Filed herewith.)

31.3	Rule 13a-14(a) Certification. (Filed herewith.)

31.4	Rule 13a-14(a) Certification. (Filed herewith.)

32.1	Section 1350 Certification. (Furnished herewith.)

99.1	Registration Rights Agreement, dated June 5, 2015, between the Company and The RMR Group Inc. (Incorporated by reference to the Company’s Current Report on Form 8-K dated June 5, 2015.)

99.2	Letter Agreement, dated January 17, 2018, between the Company and The RMR Group LLC.(+) (Incorporated by reference to the Company’s Current Report on Form 8-K dated January 11, 2018.)

101.1
The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Statements of Shareholders’ Equity, (iv) the Consolidated Statements of Cash Flows and (v) related notes to these financial statements, tagged as blocks of text and in detail. (Filed herewith.)

(+) Management contract or compensatory plan or arrangement.

Item 16.  Form 10-K Summary
None.

Report of Independent Registered Public Accounting Firm

To the Trustees and Shareholders of Select Income REIT

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Select Income REIT (the Company) as of December 31, 2017 and 2016, the related consolidated statements of comprehensive income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2017, and the related notes and financial statement schedules listed in the Index at item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 16, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2011.

Boston, Massachusetts
February 16, 2018

Report of Independent Registered Public Accounting Firm

To the Trustees and Shareholders of Select Income REIT

Opinion on Internal Control over Financial Reporting

We have audited Select Income REIT’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), (the COSO criteria). In our opinion, Select Income REIT (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2017 and 2016, the related consolidated statements of comprehensive income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2017, and the related notes and financial statement schedules listed in the Index at item 15(a), and our report dated February 16, 2018, expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management Report on Assessment of Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.

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

Definition and Limitations of Internal Control over Financial Reporting

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

/s/ Ernst & Young LLP

Boston, Massachusetts
February 16, 2018

SELECT INCOME REIT
CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except per share data)

	December 31,
	2017	2016
ASSETS
Real estate properties:
Land	$1,041,767	$1,038,686
Buildings and improvements	3,178,098	3,103,734
	4,219,865	4,142,420
Accumulated depreciation	(314,249)	(242,628)
	3,905,616	3,899,792
Properties held for sale	5,829	—
Acquired real estate leases, net	477,577	506,298
Cash and cash equivalents	658,719	22,127
Restricted cash	178	44
Rents receivable, including straight line rents of $122,010 and $117,008, respectively, net of allowance for doubtful accounts of $1,396 and $873, respectively	127,672	124,089
Deferred leasing costs, net	14,295	10,051
Other assets, net	113,144	77,281
Total assets	$5,303,030	$4,639,682

LIABILITIES AND SHAREHOLDERS' EQUITY
Unsecured revolving credit facility	$—	$327,000
ILPT revolving credit facility	750,000	—
Unsecured term loan, net	348,870	348,373
Senior unsecured notes, net	1,777,425	1,430,300
Mortgage notes payable, net	210,785	245,643
Accounts payable and other liabilities	101,352	101,605
Assumed real estate lease obligations, net	68,783	77,622
Rents collected in advance	15,644	18,815
Security deposits	8,346	11,887
Due to related persons	30,006	4,475
Total liabilities	3,311,211	2,565,720

Commitments and contingencies

Shareholders' equity:
Common shares of beneficial interest, $.01 par value: 125,000,000 shares authorized; 89,487,371 and 89,427,869 shares issued and outstanding, respectively	895	894
Additional paid in capital	2,180,896	2,179,669
Cumulative net income	508,213	441,307
Cumulative other comprehensive income	52,665	20,472
Cumulative common distributions	(750,850)	(568,380)
Total shareholders' equity	1,991,819	2,073,962
Total liabilities and shareholders' equity	$5,303,030	$4,639,682

See accompanying notes.

SELECT INCOME REIT
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(amounts in thousands, except per share data)

	Year Ended December 31,
	2017	2016	2015

REVENUES:
Rental income	$392,285	$387,015	$364,139
Tenant reimbursements and other income	75,818	74,992	64,226
Total revenues	468,103	462,007	428,365

EXPENSES:
Real estate taxes	44,131	42,879	37,460
Other operating expenses	55,567	52,957	41,953
Depreciation and amortization	137,672	133,762	122,906
Acquisition and transaction related costs	1,075	306	21,987
General and administrative	54,818	28,602	25,859
Write-off of straight line rents receivable, net	12,517	—	—
Loss on asset impairment	4,047	—	—
Loss on impairment of real estate assets	229	5,484	—
Total expenses	310,056	263,990	250,165

Operating income	158,047	198,017	178,200

Dividend income	1,587	1,268	1,666
Interest expense (including net amortization of debt issuance costs, premiums and discounts of $6,182, $5,508 and $5,100, respectively)	(92,870)	(82,620)	(73,885)
Loss on early extinguishment of debt	—	—	(6,845)
Loss on distribution to common shareholders of The RMR Group Inc. common stock	—	—	(23,717)
Income before income tax expense and equity in earnings of an investee	66,764	116,665	75,419
Income tax expense	(466)	(448)	(515)
Equity in earnings of an investee	608	137	20
Net income	66,906	116,354	74,924
Net income allocated to noncontrolling interest	—	(33)	(176)
Net income attributed to SIR	66,906	116,321	74,748

Other comprehensive income (loss):
Unrealized gain (loss) on investment in available for sale securities	31,419	39,814	(19,820)
Unrealized gain on interest rate swap	313	93	276
Equity in unrealized gain (loss) of an investee	461	152	(20)
Other comprehensive income (loss)	32,193	40,059	(19,564)
Comprehensive income	99,099	156,413	55,360
Comprehensive income allocated to noncontrolling interest	—	(33)	(176)
Comprehensive income attributed to SIR	$99,099	$156,380	$55,184

Weighted average common shares outstanding - basic	89,351	89,304	86,699
Weighted average common shares outstanding - diluted	89,370	89,324	86,708

Net income attributed to SIR per common share - basic and diluted	$0.75	$1.30	$0.86

See accompanying notes.

SELECT INCOME REIT
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(dollars in thousands)

					Cumulative
	Number of		Additional	Cumulative	Other	Cumulative
	Common	Common	Paid In	Net	Comprehensive	Common
	Shares	Shares	Capital	Income	Income (Loss)	Distributions	Total
Balance at December 31, 2014	59,959,750	$600	$1,441,036	$250,238	$(23)	$(211,404)	$1,480,447
Net income and other equity adjustments	—	—	(662)	74,748	—	—	74,086
Issuance of shares, net	29,356,800	293	737,338	—	—	—	737,631
Share grants	65,100	1	895	—	—	—	896
Share repurchases	(6,851)	—	(130)	—	—	—	(130)
Forfeited share grants	(770)	—	—	—	—	—	—
Other comprehensive loss	—	—	—	—	(19,564)	—	(19,564)
Distributions to common shareholders	—	—	—	—	—	(157,597)	(157,597)
Distribution to common shareholders of The RMR Group Inc. common stock	—	—	—	—	—	(18,809)	(18,809)
Balance at December 31, 2015	89,374,029	894	2,178,477	324,986	(19,587)	(387,810)	2,096,960
Net income	—	—	—	116,321	—	—	116,321
Share grants	65,900	—	1,523	—	—	—	1,523
Share repurchases	(12,060)	—	(331)	—	—	—	(331)
Other comprehensive income	—	—	—	—	40,059	—	40,059
Distributions to common shareholders	—	—	—	—	—	(180,570)	(180,570)
Balance at December 31, 2016	89,427,869	894	2,179,669	441,307	20,472	(568,380)	2,073,962
Net income	—	—	—	66,906	—	—	66,906
Share grants	72,850	1	1,536	—	—	—	1,537
Share repurchases	(13,348)	—	(309)	—	—	—	(309)
Other comprehensive income	—	—	—	—	32,193	—	32,193
Distributions to common shareholders	—	—	—	—	—	(182,470)	(182,470)
Balance at December 31, 2017	89,487,371	$895	$2,180,896	$508,213	$52,665	$(750,850)	$1,991,819

See accompanying notes.

SELECT INCOME REIT
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)

	Year Ended December 31,
	2017	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$66,906	$116,354	$74,924
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	80,239	78,151	72,448
Net amortization of debt issuance costs, premiums and discounts	6,182	5,508	5,100
Amortization of acquired real estate leases and assumed real estate lease obligations	54,061	52,691	46,059
Amortization of deferred leasing costs	1,591	1,413	1,058
Write-off of straight line rents and provision for losses on rents receivable	13,104	496	(463)
Straight line rental income	(20,969)	(24,744)	(27,370)
Impairment losses	4,276	5,484	—
Loss on early extinguishment of debt	—	—	6,845
Loss on distribution to common shareholders of The RMR Group Inc. common stock	—	—	23,717
Other non-cash expenses, net	(651)	(607)	484
Equity in earnings of an investee	(608)	(137)	(20)
Change in assets and liabilities:
Restricted cash	—	1,127	16
Rents receivable	543	(534)	1,265
Deferred leasing costs	(5,239)	(4,485)	(1,888)
Other assets	(3,042)	(883)	(1,772)
Accounts payable and other liabilities	3,934	(572)	28,287
Rents collected in advance	(3,171)	2,520	(3,587)
Security deposits	198	42	436
Due to related persons	25,531	735	2,234
Net cash provided by operating activities	222,885	232,559	227,773

CASH FLOWS FROM INVESTING ACTIVITIES:
Real estate acquisitions	(117,468)	(18,046)	(2,179,621)
Real estate improvements	(15,162)	(8,862)	(3,797)
Proceeds from sale of properties, net	—	—	501,668
Cash placed in escrow for investing activities	(134)	—	—
Investment in The RMR Group Inc.	—	—	(19,219)
Net cash used in investing activities	(132,764)	(26,908)	(1,700,969)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of senior unsecured notes, after discounts	345,394	—	1,433,694
Repayment of mortgage notes payable	(34,223)	(40,525)	(245)
Borrowings under revolving credit facilities and bridge loan	1,012,000	205,000	1,819,000
Repayments of revolving credit facility and bridge loan	(589,000)	(181,000)	(1,593,000)
Payment of debt issuance costs	(4,921)	—	(23,761)
Distributions to common shareholders	(182,470)	(180,570)	(157,597)
Repurchase of common shares	(309)	(331)	(130)
Purchase of noncontrolling interest	—	(3,908)	—
Distributions to noncontrolling interest	—	(66)	(393)
Net cash provided by (used) in financing activities	546,471	(201,400)	1,477,568

Increase in cash and cash equivalents	636,592	4,251	4,372
Cash and cash equivalents at beginning of period	22,127	17,876	13,504
Cash and cash equivalents at end of period	$658,719	$22,127	$17,876

See accompanying notes.

SELECT INCOME REIT
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(dollars in thousands)

	Year Ended December 31,
	2017	2016	2015
SUPPLEMENTAL DISCLOSURES:
Interest paid	$84,589	$76,930	$45,078
Income taxes paid	$348	$428	$293

NON-CASH INVESTING ACTIVITIES:
Real estate and investment acquired by issuance of shares	$—	$—	$(736,740)
Real estate acquired by assumption of mortgage notes payable	$—	$—	$(297,698)
Real estate sold by assumption of mortgage notes payable	$—	$—	$29,955
Working capital assumed	$—	$—	$(13,333)

NON-CASH FINANCING ACTIVITIES:
Assumption of mortgage notes payable	$—	$—	$297,698
Mortgage notes payable assumed in real estate sale	$—	$—	$(29,955)
Issuance of SIR common shares	$—	$—	$736,740
Distribution to common shareholders of The RMR Group Inc. common stock	$—	$—	$(18,809)

See accompanying notes.

SELECT INCOME REIT
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)
Note 1. Organization
Select Income REIT, or SIR, we, us or our, is a real estate investment trust, or REIT, that was organized under Maryland law in 2011. We primarily own single tenant, net leased properties. As of December 31, 2017, our consolidated portfolio included 366 buildings, leasable land parcels and easements with approximately 45,496,000 rentable square feet. As of December 31, 2017, our then wholly owned subsidiary, Industrial Logistics Properties Trust, or ILPT, owned 266 of our consolidated buildings, leasable land parcels and easements with a combined 28,540,000 rentable square feet, including 226 buildings, leasable land parcels and easements with approximately 16,834,000 rentable square feet located on the island of Oahu, HI, and 40 buildings with approximately 11,706,000 square feet located in 24 other states. On January 17, 2018, ILPT completed an initial public offering and listing on The Nasdaq Stock Market LLC, or Nasdaq, of 20,000,000 of its common shares, or the ILPT IPO. As of January 17, 2018, we owned 45,000,000, or approximately 69.2%, of ILPT’s outstanding common shares. See Note 17 for additional information regarding the ILPT IPO. References to "SIR", "we", "us" and "our" refer to and include data for Select Income REIT and its consolidated subsidiaries, including its consolidated subsidiary, ILPT, unless the context indicates otherwise.
Note 2. Summary of Significant Accounting Policies
Basis of Presentation. These consolidated financial statements include our accounts and the accounts of our subsidiaries, which are 100% owned or controlled directly or indirectly by us. The portion of a consolidated subsidiary that is not controlled by us, or the noncontrolling interest, is presented as a liability in our consolidated balance sheet and separately as net income allocated to noncontrolling interest in our consolidated statements of comprehensive income. See Note 9 for further information regarding a property we owned pursuant to a joint venture. All intercompany transactions and balances with or among our consolidated subsidiaries have been eliminated.
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
We amortize capitalized above market lease values (included in acquired real estate leases in our consolidated balance sheets) and below market lease values (presented as assumed real estate lease obligations in our consolidated balance sheets) as a reduction or increase, respectively, to rental income over the terms of the associated leases. Such amortization resulted in changes to rental income of $2,054, $1,732 and $3,430 during the years ended December 31, 2017, 2016 and 2015, respectively. We amortize the value of acquired in place leases (included in acquired real estate leases in our consolidated balance sheets), exclusive of the value of above market and below market acquired in place leases, or lease origination value, over the terms of the associated leases. Such amortization, which is included in depreciation and amortization expense, totaled $56,115, $54,422 and $49,489 during the years ended December 31, 2017, 2016 and 2015, respectively. If a lease is terminated prior to its stated expiration, we write off the unamortized amounts relating to that lease.
At December 31, 2017 and 2016, our acquired real estate leases and assumed real estate lease obligations were as follows:

	December 31,
	2017	2016
Acquired real estate leases:
Capitalized above market lease values	$92,887	$100,746
Less: accumulated amortization	(31,364)	(28,611)
Capitalized above market lease values, net	61,523	72,135

Lease origination value	598,927	563,898
Less: accumulated amortization	(182,873)	(129,735)
Lease origination value, net	416,054	434,163
Acquired real estate leases, net	$477,577	$506,298

Assumed real estate lease obligations:
Capitalized below market lease values	$107,290	$107,375
Less: accumulated amortization	(38,507)	(29,753)
Assumed real estate lease obligations, net	$68,783	$77,622
As of December 31, 2017, the weighted average amortization periods for capitalized above market lease values, lease origination value and capitalized below market lease values were 11.9 years, 8.7 years, and 10.3 years, respectively.  Future amortization of net intangible acquired real estate lease assets and liabilities to be recognized over the current terms of the associated leases as of December 31, 2017 are estimated to be $54,502 in 2018, $52,123 in 2019, $51,365 in 2020, $50,834 in 2021, $48,511 in 2022 and $151,459 thereafter.
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
Restricted Cash. Restricted cash consists of amounts escrowed for future capital expenditures as required by certain of our mortgage debts.
Deferred Leasing Costs. Deferred leasing costs include capitalized brokerage, legal and other fees associated with the successful negotiation of leases, which are amortized to depreciation and amortization expense on a straight line basis over the terms of the respective leases. Deferred leasing costs totaled $18,808 and $13,987 at December 31, 2017 and 2016, respectively, and accumulated amortization of deferred leasing costs totaled $4,513 and $3,936 at December 31, 2017 and 2016, respectively. Included in deferred leasing costs at December 31, 2017, was $22 of estimated costs associated with leases under negotiation. Future amortization of deferred leasing costs to be recognized during the current terms of our existing leases as of December 31, 2017, are estimated to be $1,971 in 2018, $1,879 in 2019, $1,792 in 2020, $1,567 in 2021, $1,308 in 2022 and $5,778 thereafter.
Debt Issuance Costs. Debt issuance costs include capitalized issuance related to borrowings, which are amortized to interest expense over the terms of the respective loans. Debt issuance costs, net of accumulated amortization, for our and ILPT's revolving credit facilities are included in other assets in our consolidated balance sheets. Debt issuance costs, net of accumulated amortization, for our unsecured term loan, senior unsecured notes and mortgage notes payable are presented as a direct deduction from the associated debt liability in our consolidated balance sheets. As of December 31, 2017 and 2016, debt issuance costs for our and ILPT's revolving credit facilities were $7,634 and $5,910, respectively, and accumulated amortization of debt issuance costs for our and ILPT's revolving credit facilities were $4,142 and $2,751, respectively. As of December 31, 2017, debt issuance costs, net of accumulated amortization, for our unsecured term loan and senior unsecured notes were $1,130 and $8,470, respectively. As of December 31, 2016, debt issuance costs, net of accumulated amortization, for our unsecured term loan, senior unsecured notes and mortgage notes payable were $1,627, $7,538 and $17, respectively. Future amortization of debt issuance costs to be recognized with respect to our loans as of December 31, 2017, are estimated to be $4,101 in 2018, $3,100 in 2019, $1,790 in 2020, $1,652 in 2021, $898 in 2022 and $1,551 thereafter.
Available for sale securities. As of December 31, 2017, we owned 1,586,836 shares of class A common stock of The RMR Group Inc., or RMR Inc. Our investment in RMR Inc. is classified as an available for sale security. Available for sale securities are recorded at fair value based on their quoted market price at the end of the reporting period. Unrealized gains and losses on available for sale securities are recorded as a component of cumulative other comprehensive income (loss) in shareholders’ equity. As further described in Note 14, we initially acquired 3,166,891 shares of class A common stock of RMR Inc. on June 5, 2015 for cash and share consideration of $35,954. We concluded, for accounting purposes, that the cash and share consideration we paid for our investment in these shares represented a discount to the fair value of these shares. We initially accounted for this investment under the cost method of accounting and recorded this investment at its estimated fair value of $81,850 as of June 5, 2015 using Level 3 inputs, as defined in the fair value hierarchy under U.S. generally accepted accounting principles, or GAAP. As a result, we recorded a liability for the amount by which the estimated fair value of these shares exceeded the price we paid for these shares. This liability is included in accounts payable and other liabilities in our consolidated balance sheets. A part of this liability is being amortized on a straight line basis through December 31, 2035 as an allocated reduction to our business management and property management fee expense. We amortized $2,230, $2,230 and $1,268 of this liability during the years ended December 31, 2017, 2016 and 2015, respectively. These amounts are included in the net business management and property management fee amounts for such periods. As of December 31, 2017, the remaining unamortized amount of this liability was $40,170. Future amortization of this liability as of December 31, 2017, is estimated to be $2,230 in 2018 through 2022 and $29,020 thereafter.
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
Other Assets. Other assets consist primarily of deposits on potential acquisitions, our investments in RMR Inc. and Affiliates Insurance Company, or AIC, debt issuance costs on our and ILPT's revolving credit facilities, prepaid real estate taxes and other prepaid expenses. We account for our investment in AIC using the equity method of accounting. Significant influence is present through common representation on the boards of trustees or directors of us and AIC. Our Managing Trustees own ABP Trust, which is the controlling shareholder of RMR Inc. RMR Inc. is the managing member of our manager, The RMR Group LLC, or RMR LLC. Our Managing Trustees are also directors and officers of RMR Inc. and officers of RMR LLC. RMR LLC also provides management and administrative services to AIC, and each of our Trustees is a director of AIC. See Notes 8 and 14 for further information regarding our investments in RMR Inc. and AIC.
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
Revenue Recognition. Rental income from operating leases is recognized on a straight line basis over the lives of lease agreements. We defer the recognition of contingent rental income, such as percentage rents, until the specific targets that trigger the contingent rental income are achieved. Contingent rental income recognized for the years ended December 31, 2017, 2016 and 2015, totaled $650, $846 and $1,468, respectively. Tenant reimbursements and other income include property level operating expenses and capital expenditures reimbursed by our tenants as well as other incidental revenues. Certain tenants are obligated to pay directly their obligations under their leases for insurance, real estate taxes and certain other expenses. These costs, which have been assumed by the tenants under the terms of their respective leases, are not reflected in our consolidated financial statements. To the extent any tenant responsible for these costs under their respective lease defaults on its lease or it is deemed probable that the tenant will fail to pay for such costs, we would record a liability for such obligation.
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
Cumulative Other Comprehensive Income. Cumulative other comprehensive income consists of unrealized gains and losses related to our investments in RMR Inc. and AIC and changes in the fair value of our interest rate derivative.
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
Segment Information. As of December 31, 2017, we had two operating segments: properties 100% owned by SIR and properties owned by ILPT.
Reclassifications. Reclassifications have been made to the prior years' consolidated financial statements to conform to the current year's presentation.

New Accounting Pronouncements. On January 1, 2017, we adopted the Financial Accounting Standards Board, or FASB, Accounting Standards Update, or ASU, No. 2017-01, Clarifying the Definition of a Business. This update provides additional guidance on evaluating whether transactions should be accounted for as an acquisition (or disposal) of assets or of a business. This update defines three requirements for a set of assets and activities (collectively referred to as a “set”) to be considered a business: inputs, processes and outputs. As a result of the implementation of this update, certain property acquisitions which under previous guidance were accounted for as business combinations are now accounted for as acquisitions of assets. In an acquisition of assets, certain acquisition costs are capitalized as opposed to expensed under previous guidance.

In May 2014, the FASB issued ASU No. 2014-09, Revenue From Contracts With Customers, which outlines a comprehensive model for entities to use in accounting for revenue arising from contracts with customers. ASU No. 2014-09 states that “an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.” While ASU No. 2014-09 specifically references contracts with customers, it may apply to certain other transactions such as the sale of real estate or equipment. In August 2015, the FASB provided for a one-year deferral of the effective date for ASU No. 2014-09, which is now effective for us beginning January 1, 2018. A substantial portion of our revenue consists of rental income from leasing arrangements, which is specifically excluded from ASU No. 2014-09. We have evaluated ASU No. 2014-09 (and related clarifying guidance issued by the FASB); and the adoption will not have a material impact on the amount or timing of our revenue recognition in our consolidated financial statements. We will adopt the standard using the modified retrospective approach.

In January 2016, the FASB issued ASU No. 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities, which changes how entities measure certain equity investments and present changes in the fair value of financial liabilities measured under the fair value option that are attributable to their own credit. This update is effective for all prospective interim and annual periods beginning after December 15, 2017. We expect to record an adjustment of $51,413 on January 1, 2018 to reclassify historical changes in the fair value of our available for sale equity investments from other comprehensive income to retained earnings. Future changes in the fair value of our equity investments will be recorded through earnings in accordance with ASU No. 2016-01.

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

In November 2016, the FASB issued ASU No. 2016-18, Restricted Cash, which requires companies to show the changes in the total of cash, cash equivalents, restricted cash and restricted cash equivalents in the statement of cash flows. The new standard also requires a reconciliation of the totals in the statement of cash flows to the related captions in the balance sheets. ASU No. 2016-18 is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years and requires the usage of a retrospective transition method. Upon the adoption of ASU No. 2016-18, we will present the changes in the total cash, cash equivalents and restricted cash in the statement of cash flows, whereas under the current guidance we present the changes during the period for cash and cash equivalents only.

Note 3. Real Estate Properties
As of December 31, 2017, we owned 366 buildings, leasable land parcels and easements with approximately 45,496,000 rentable square feet. In connection with the ILPT IPO, on September 29, 2017, we contributed to ILPT 266 buildings, leasable land parcels and easements with a total of approximately 28,540,000 rentable square feet, including 16,834,000 rentable square feet of primarily industrial lands in Hawaii and approximately 11,706,000 rentable square feet of industrial buildings in 24 other states, or collectively, the ILPT Properties. In connection with ILPT’s formation and this contribution, ILPT issued to us 45,000,000 of its common shares and a non-interest bearing demand note for $750,000, or the ILPT Demand Note, and ILPT assumed three mortgage notes totaling $63,069 as of September 30, 2017, that were secured by three of the ILPT Properties. In December 2017, ILPT paid to us the entire principal amount outstanding under the ILPT Demand Note with initial borrowings under its revolving credit facility, and we prepaid on ILPT’s behalf two of the mortgage notes totaling $14,319 that had encumbered two of the ILPT Properties.
2017 Acquisitions:
On January 13, 2017, we acquired a land parcel adjacent to one of our properties, included in our ILPT segment, located in McAlester, OK for $281, including $55 of acquisition related costs. In September 2017, we substantially completed the development of a 35,000 square foot expansion for the tenant at our McAlester, OK property which is located on this adjacent parcel.

During the year ended December 31, 2017, we also acquired three properties (four buildings), included in our SIR segment, with a combined 648,017 rentable square feet for an aggregate purchase price of $117,187, including acquisition related costs of $729. These acquisitions were accounted for as asset acquisitions. We allocated the purchase prices of these acquisitions based on the estimated fair values of the acquired assets as follows:

		Number of	Rentable				Acquired
		Properties/	Square	Purchase		Building and	Real Estate
Date	Location	Buildings	Feet	Price	Land	Improvements	Leases
April 2017	Norfolk, VA	1 / 1	288,662	$55,506	$4,497	$32,505	$18,504
May 2017	Houston, TX	1 / 1	84,150	20,459	887	12,594	6,978
July 2017	Indianapolis, IN	1 / 2	275,205	41,222	3,279	25,200	12,743
		3 / 4	648,017	$117,187	$8,663	$70,299	$38,225

2017 Dispositions:

In June 2017, we began marketing for sale one of our land parcels, included in our SIR segment, in Kapolei, HI with 417,610 rentable square feet and a net book value of $5,829. As of December 31, 2017, we have classified this property as held for sale.

In June 2017, we entered an agreement to sell an office building, included in our SIR segment, located in Maynard, MA with 287,037 rentable square feet. We recorded a loss on impairment of real estate assets of $229 in June 2017 to reduce its carrying value from $17,489 to its estimated fair value less costs to sell of $17,260. In July 2017, the prospective buyer of the property in Maynard, MA terminated that purchase agreement and we determined this property no longer met the criteria to be classified as held for sale and accordingly, we reclassified the carrying amount to held and used in operations.

2016 Acquisitions:
On February 29, 2016, we acquired the remaining 11.0% interest we did not own in a joint venture interest in an office building, included in our SIR segment, containing approximately 344,000 square feet located in Duluth, GA. We paid $3,908 for this 11.0% ownership interest. Following this acquisition, we own 100% of this office building. See Note 9 for more information regarding this joint venture arrangement, our acquisition of the 11.0% interest and certain resulting accounting.

During the year ended December 31, 2016, we also acquired two properties (two buildings), included in our SIR segment, located in Huntsville, AL and Richmond, VA with a combined 107,657 rentable square feet for an aggregate purchase price of $17,960, excluding acquisition related costs. The Huntsville, AL acquisition was accounted for as an asset acquisition and the Richmond, VA acquisition was accounted for as a business combination. We allocated the purchase prices of these acquisitions based on the estimated fair values of the acquired assets and assumed liabilities as follows:

		Number of	Rentable				Acquired
		Properties/	Square	Purchase		Building and	Real Estate
Date	Location	Buildings	Feet	Price	Land	Improvements	Leases
July 2016	Huntsville, AL (2)	1 / 1	57,420	$10,200	$1,652	$8,548	$—
October 2016	Richmond, VA	1 / 1	50,237	7,760	1,270	4,824	1,666
		2 / 2	107,657	$17,960	$2,922	$13,372	$1,666

(1)	Purchase price excludes acquisition related costs.

(2)
This property was acquired and simultaneously leased back to the seller. We accounted for this acquisition as an asset acquisition and capitalized acquisition related costs of $86 related to this transaction.

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
At the effective time of the CCIT Merger, we acquired CCIT’s full property portfolio which included 64 office and industrial net leased properties (73 buildings), or the 64 CCIT Properties, as well as 23 healthcare properties which we sold concurrently to Senior Housing Properties Trust, or SNH. The total consideration for our acquisition of CCIT’s full portfolio was $2,990,210, including the assumption of $297,698 of mortgage debt principal (of which $29,955 was assumed by SNH in our sale of the healthcare properties to SNH) and excluding acquisition related costs. Pursuant to the terms of the Merger Agreement, we paid $1,245,321 in cash and issued 28,439,111 of our common shares at a value of $25.20 per share, or an aggregate of $716,666, to former holders of CCIT common stock. Concurrently with the entry into the Merger Agreement, on August 30, 2014, we, a wholly owned subsidiary of ours and SNH, entered into a purchase and sale agreement and joint escrow instructions for our sale to SNH of entities owning 23 healthcare properties, or the CCIT MOBs, that were to be acquired by us in the CCIT Merger. Pursuant to this purchase and sale agreement, on January 29, 2015, concurrently with the closing of the CCIT Merger, we sold to SNH the CCIT MOBs for $531,923, including a purchase price adjustment of $7,677 and SNH's assumption of $29,955 of mortgage debt, but excluding working capital. In April 2015, we paid $1,316 to SNH to settle certain working capital activity for the CCIT MOBs as of the sale date. The following tables summarize the total consideration, the estimated fair values of the assets acquired and liabilities assumed in the CCIT Merger and the net purchase price after the completion of our sale of the 23 healthcare properties to SNH:

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
In accordance with GAAP, we accounted for the CCIT Merger as a business combination with us treated as the acquirer of CCIT for accounting purposes. Under business combination accounting rules, the assets acquired and liabilities assumed were recorded as of the acquisition date, at their respective estimated fair value, and added to those of SIR. We allocated the purchase price of this acquisition based on the estimated fair values of the acquired assets and liabilities assumed in a manner consistent with our purchase price allocation accounting policy described in Note 2. We engaged an independent real estate consulting firm to assist us with determining the purchase price allocations and to provide market information and evaluations which are relevant to purchase price allocations and determinations of useful lives. As of the date acquired, the weighted average amortization periods for capitalized above market lease values, lease origination value and capitalized below market lease values were 10.2 years, 11.4 years and 12.3 years, respectively.
During the year ended December 31, 2015, in addition to the 64 CCIT Properties, which are included in both our SIR and ILPT segments, we also acquired four properties (six buildings), included in our SIR segment, with a combined 890,904 rentable square feet and an ancillary land parcel adjacent to one of our existing properties for an aggregate purchase price of $217,100, excluding acquisition related costs. We accounted for these acquisitions as business combinations and allocated the purchase prices of these acquisitions based on the estimated fair value of the acquired assets and assumed liabilities as follows:

								Assumed
		Number of	Rentable				Acquired	Real Estate	Other
		Properties/	Square	Purchase		Building and	Real Estate	Lease	Assumed
Date	Location	Buildings	Feet	Price (1)	Land	Improvements	Leases	Obligations	Liabilities
April 2015	Phoenix, AZ	1 / 1	106,397	$16,850	$2,490	$10,799	$3,649	$(78)	$(10)
April 2015	Birmingham, AL	—	—	2,000	2,000	—	—	—	—
July 2015	Richmond, VA	1 / 3	88,890	12,750	2,401	7,289	3,060	—	—
July 2015	Kansas City, MO	1 / 1	595,607	153,500	4,263	73,891	75,346	—	—
November 2015	Parsippany, NJ	1 / 1	100,010	32,000	4,188	14,919	12,893	—	—
		4 / 6	890,904	$217,100	$15,342	$106,898	$94,948	$(78)	$(10)

(1)	Purchase price excludes acquisition related costs.
2017 Tenant Improvements and Leasing Costs:
We committed $18,017 for expenditures related to tenant improvements and leasing costs for approximately 1,520,000 square feet of leases executed during 2017. Committed but unspent tenant related obligations based on existing leases as of December 31, 2017, were $34,538.
Future Minimum Lease Payments:
The future minimum lease payments scheduled to be received by us during the current terms of our leases as of December 31, 2017 are as follows:

Minimum
Lease
Year	Payment
2018	$379,134
2019	379,425
2020	380,551
2021	377,971
2022	366,126
Thereafter	2,032,881
$3,916,088
Note 4. Tenant Concentration
During the periods presented in these financial statements, no single tenant accounted for more than 10% of our total revenues. A “net leased property” or a property being “net leased” means that the building or land lease requires the tenant to pay rent and pay, or reimburse us, for all, or substantially all, property level operating expenses and capital expenditures, such as real estate taxes, insurance, utilities, maintenance and repairs, other than, in certain circumstances, roof and structural element related expenditures; however, in some instances, tenants reimburse us for all expenses in excess of certain amounts included in the stated rent. Our buildings and lands are primarily leased to single tenants. We define a single tenant leased building or land parcel as a building or land parcel with at least 90% of its rentable area leased to one tenant. We also own some multi-tenant buildings on the island of Oahu, HI, and one mainland multi-tenant office building.

Note 5. Segment Information
As of December 31, 2017, we had two operating segments: properties 100% owned by SIR (primarily net leased office properties) and properties owned by one of our consolidated subsidiaries, ILPT (primarily industrial and logistics properties). We have restated the 2016 and 2015 segment tables below to retrospectively present our segment information.

	For the Year Ended December 31, 2017
	SIR	ILPT	Corporate	Consolidated
REVENUES:
Rental income	$257,459	$134,826	$—	$392,285
Tenant reimbursements and other income	54,138	21,680	—	75,818
Total revenues	311,597	156,506	—	468,103

EXPENSES:
Real estate taxes	26,263	17,868	—	44,131
Other operating expenses	44,654	10,913	—	55,567
Depreciation and amortization	110,357	27,315	—	137,672
Acquisition and transaction related costs	—	—	1,075	1,075
General and administrative	—	—	54,818	54,818
Write-off of straight line rents receivable, net	12,517	—	—	12,517
Loss on asset impairment	4,047	—	—	4,047
Loss on impairment of real estate assets	229	—	—	229
Total expenses	198,067	56,096	55,893	310,056

Operating income (loss)	113,530	100,410	(55,893)	158,047

Dividend income	—	—	1,587	1,587
Interest expense	(6,332)	(2,259)	(84,279)	(92,870)
Income (loss) before income tax expense and equity in earnings of an investee	107,198	98,151	(138,585)	66,764
Income tax expense	—	—	(466)	(466)
Equity in earnings of an investee	—	—	608	608
Net income (loss)	$107,198	$98,151	$(138,443)	$66,906

	At December 31, 2017
	SIR	ILPT	Corporate	Consolidated
Total assets	$3,128,182	$1,405,592	$769,256	$5,303,030

	For the Year Ended December 31, 2016
	SIR	ILPT	Corporate	Consolidated
REVENUES:
Rental income	$254,497	$132,518	$—	$387,015
Tenant reimbursements and other income	54,200	20,792	—	74,992
Total revenues	308,697	153,310	—	462,007

EXPENSES:
Real estate taxes	25,675	17,204	—	42,879
Other operating expenses	42,364	10,593	—	52,957
Depreciation and amortization	106,688	27,074	—	133,762
Acquisition and transaction related costs	—	—	306	306
General and administrative	—	—	28,602	28,602
Loss on impairment of real estate assets	5,484	—	—	5,484
Total expenses	180,211	54,871	28,908	263,990

Operating income (loss)	128,486	98,439	(28,908)	198,017

Dividend income	—	—	1,268	1,268
Interest expense	(7,431)	(2,262)	(72,927)	(82,620)
Income (loss) before income tax expense and equity in earnings of an investee	121,055	96,177	(100,567)	116,665
Income tax expense	—	—	(448)	(448)
Equity in earnings of an investee	—	—	137	137
Net income (loss)	121,055	96,177	(100,878)	116,354
Net income allocated to noncontrolling interest	(33)	—	—	(33)
Net income (loss) attributed to SIR	$121,022	$96,177	$(100,878)	$116,321

	At December 31, 2016
	SIR	ILPT	Corporate	Consolidated
Total assets	$3,120,475	$1,422,335	$96,872	$4,639,682

	For the Year Ended December 31, 2015
	SIR	ILPT	Corporate	Consolidated
REVENUES:
Rental income	$235,837	$128,302	$—	$364,139
Tenant reimbursements and other income	44,637	19,589	—	64,226
Total revenues	280,474	147,891	—	428,365

EXPENSES:
Real estate taxes	21,144	16,316	—	37,460
Other operating expenses	33,475	8,478	—	41,953
Depreciation and amortization	97,621	25,285	—	122,906
Acquisition and transaction related costs	—	—	21,987	21,987
General and administrative	—	—	25,859	25,859
Total expenses	152,240	50,079	47,846	250,165

Operating income (loss)	128,234	97,812	(47,846)	178,200

Dividend income	—	—	1,666	1,666
Interest expense	(7,028)	(2,092)	(64,765)	(73,885)
Loss on early extinguishment of debt	—	—	(6,845)	(6,845)
Loss on distribution to common shareholders of The RMR Group Inc. common stock	—	—	(23,717)	(23,717)
Income (loss) before income tax expense and equity in earnings of an investee	121,206	95,720	(141,507)	75,419
Income tax expense	—	—	(515)	(515)
Equity in earnings of an investee	—	—	20	20
Net income (loss)	121,206	95,720	(142,002)	74,924
Net income allocated to noncontrolling interest	(176)	—	—	(176)
Net income (loss) attributed to SIR	$121,030	$95,720	$(142,002)	$74,748

	At December 31, 2015
	SIR	ILPT	Corporate	Consolidated
Total assets	$3,188,582	$1,443,217	$52,546	$4,684,345

Note 6. Derivatives and Hedging Activities
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
We record all derivatives on our balance sheet at fair value. The following table summarizes the terms of our outstanding interest rate swap agreement, which we designate as a cash flow hedge:

Fair Value
		Notional				of Liability
		Amount as of	Interest	Effective	Maturity	as of
	Balance Sheet Location	December 31, 2017	Rate (1)	Date	Date	December 31, 2017
Interest rate swap	Accounts payable and other liabilities	$41,000	4.16%	1/29/2015	8/3/2020	$162

(1)	The interest rate consists of the underlying index swapped to a fixed rate rather than floating rate LIBOR, plus a premium.

The table below presents the effects of our interest rate derivative on our consolidated statements of comprehensive income for the years ended December 31, 2017, 2016 and 2015:

	Year Ended December 31,
	2017	2016	2015
Amount of gain (loss) recognized in cumulative
other comprehensive income (effective portion)	$87	$(284)	$61
Amount of gain reclassified from cumulative
other comprehensive income into interest expense (effective portion)	$226	$377	$215
We may enter into additional interest rate swaps or hedge agreements to manage some of our interest rate risk associated with other floating rate borrowings.
Note 7. Indebtedness
At December 31, 2017 and 2016, our outstanding indebtedness consisted of the following:

	December 31,
	2017	2016
Revolving credit facility, due in 2019	$—	$327,000
ILPT revolving credit facility, due in 2021 (1)	750,000	—
Term loan, due in 2020 (2)	350,000	350,000
Senior unsecured notes, 2.85%, due in 2018 (3)	350,000	350,000
Senior unsecured notes, 3.60%, due in 2020	400,000	400,000
Senior unsecured notes, 4.15%, due in 2022	300,000	300,000
Senior unsecured notes, 4.25%, due in 2024	350,000	—
Senior unsecured notes, 4.50%, due in 2025	400,000	400,000
Mortgage note payable, 5.95%, due in 2017 (4) (5)	—	17,498
Mortgage note payable, 4.50%, due in 2019 (4) (6)	—	1,984
Mortgage note payable, 4.50%, due in 2019 (4) (6)	—	2,381
Mortgage note payable, 3.87%, due in 2020 (4) (6)	—	12,360
Mortgage note payable, 4.16%, due in 2020 (4) (7)	41,000	41,000
Mortgage note payable, 3.99%, due in 2020 (4)	48,750	48,750
Mortgage note payable, 3.55%, due in 2023 (4)	71,000	71,000
Mortgage note payable, 3.70%, due in 2023 (4)	50,000	50,000
	3,110,750	2,371,973
Unamortized debt issuance costs, premiums and discounts	(23,670)	(20,657)
	$3,087,080	$2,351,316

(1)
ILPT repaid certain amounts outstanding under its revolving credit facility on January 17, 2018 with part of the $435,900 of net proceeds from the ILPT IPO. Upon the completion of the ILPT IPO, the maturity date of ILPT's revolving credit facility was extended from March 29, 2018 to December 29, 2021.

(2)	On January 31, 2018, we repaid this term loan in full without penalty with cash on hand at December 31, 2017 and borrowings under our revolving credit facility.

(3)	On January 2, 2018, we redeemed at par plus accrued interest all of these senior unsecured notes with cash on hand at December 31, 2017.

(4)
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

(5)	This mortgage note was repaid on July 3, 2017.

(6)	These mortgage notes were repaid on December 29, 2017.

(7)
Interest on this mortgage note is payable at a rate equal to LIBOR plus a premium but has been fixed by a cash flow hedge which sets the rate at approximately 4.16% until August 3, 2020, which is the maturity date of the mortgage note.

Our $750,000 unsecured revolving credit facility has a maturity date of March 29, 2019, interest payable on borrowings of LIBOR plus 105 basis points and a facility fee of 20 basis points per annum, based on the total amount of lending commitments. Both the interest rate premium and the facility fee for our revolving credit facility are subject to adjustment based on changes to our credit ratings. Upon the payment of an extension fee and meeting other conditions, we have the option to extend the maturity date of our revolving credit facility to March 29, 2020. As of December 31, 2017 and 2016, the interest rate payable on borrowings under our revolving credit facility was 2.53% and 1.76%, respectively. The weighted average interest rate for borrowings under our revolving credit facility was 2.00%, 1.49% and 1.25% for the years ended December 31, 2017, 2016 and 2015, respectively. We can borrow, repay and reborrow funds available under our revolving credit facility until maturity, and no principal repayment is due until maturity. As of December 31, 2017 and February 15, 2018, we had zero and $100,000, respectively, outstanding under our revolving credit facility and $750,000 and $650,000, respectively, available to borrow under our revolving credit facility.
Our $350,000 term loan had a maturity date of March 31, 2020 and interest payable on the amount outstanding of LIBOR plus 115 basis points. The interest rate premium for this term loan was subject to adjustment based on changes to our credit ratings. As of December 31, 2017 and 2016, the interest rate payable for the amount outstanding under this term loan was 2.51% and 1.77%, respectively. The weighted average interest rate for the amount outstanding under this term loan was 2.24%, 1.63% and 1.34% for the years ended December 31, 2017, 2016 and 2015, respectively. We repaid this term loan in full without penalty on January 31, 2018 using cash on hand and borrowings under our revolving credit facility.
The credit agreement governing our revolving credit facility, or the credit agreement, includes a feature under which the maximum aggregate borrowing availability under the revolving credit facility may be increased to up to $1,850,000 in certain circumstances.
On December 14, 2017, we amended the agreement governing our $750,000 revolving credit facility and our $350,000 term loan to permit for the entry of ILPT's revolving credit facility and to modify certain covenants and defined terms.

On December 29, 2017, ILPT obtained a $750,000 secured revolving credit facility which initially had a maturity date of March 29, 2018. As of December 31, 2017, interest payable on the amount outstanding under ILPT's revolving credit facility was LIBOR plus 140 basis points. Upon the completion of the ILPT IPO, the secured revolving credit facility became a $750,000 unsecured revolving credit facility and the maturity date was extended to December 29, 2021. Following the ILPT IPO, borrowings under ILPT's revolving credit facility are available for its general business purposes, including acquisitions. ILPT has the option to extend the maturity date of its revolving credit facility for two six month periods, subject to payment of extension fees and satisfaction of other conditions. Interest on borrowings under ILPT's revolving credit facility will be calculated at floating rates based on LIBOR plus a premium that will vary based on its leverage ratio. If ILPT later achieves an investment grade credit rating, it will then be able to elect to continue to have the interest premium based on its leverage ratio or it may instead elect to have the interest premium based on ILPT’s credit rating, or a ratings election. ILPT is required to pay a commitment fee on the unused portion of its revolving credit facility until and if such time as it makes a ratings election, and thereafter ILPT will be required to pay a facility fee in lieu of such commitment fee based on the maximum amount of its revolving credit facility. ILPT may borrow, repay and reborrow funds under its revolving credit facility until maturity, and no principal repayment is due until maturity. The agreement governing ILPT's revolving credit facility, or ILPT's credit agreement, also includes a feature under which the maximum borrowing availability under its revolving credit facility may be increased to up to $1,500,000 in certain circumstances. As of December 31, 2017 and February 15, 2018, ILPT had $750,000 and $309,000, respectively, outstanding under its revolving credit facility and zero and $441,000, respectively, available to borrow under its revolving credit facility.

On May 15, 2017, we issued $350,000 aggregate principal amount of 4.25% senior unsecured notes due 2024 in an underwritten public offering. Net proceeds from this offering were $342,197 after discounts and expenses.

Our credit agreement, ILPT's credit agreement, and our senior unsecured notes indenture and its supplements provide for acceleration of payment of all amounts due thereunder upon the occurrence and continuation of certain events of default, such as, in the case of our and ILPT's credit agreements, a change of control of us or ILPT, respectively, which includes RMR LLC ceasing to act as our business manager and property manager. Our senior unsecured notes indenture and its supplements, our credit agreement and ILPT's credit agreement also contain a number of covenants, including covenants that restrict our ability to incur debts or to make distributions in certain circumstances, and generally require us to maintain certain financial ratios. We believe we were in compliance with the terms and conditions of the respective covenants under our senior unsecured notes indenture and its supplements and our credit agreement and that ILPT was in compliance with the terms and conditions of the covenants under ILPT's credit agreement at December 31, 2017.
At December 31, 2017, six of our buildings with a net book value of $341,427 were encumbered by mortgages we assumed in connection with our acquisition of those buildings. The aggregate principal amount outstanding under these mortgage notes as of December 31, 2017, was $210,750. These mortgage notes are non-recourse, subject to certain limited exceptions, and do not contain any material financial covenants.
The required principal payments due during the next five years and thereafter under all our outstanding debt as of December 31, 2017 are as follows:

	Principal
Year	Payment
2018	$350,228
2019	710
2020	838,812
2021	750,000
2022	300,000
Thereafter	871,000
	$3,110,750	(1)

(1)	Total debt outstanding as of December 31, 2017, including unamortized debt issuance costs, premiums and discounts was $3,087,080.
Note 8. Fair Value of Assets and Liabilities
The table below presents certain of our assets and liabilities measured at fair value at December 31, 2017, categorized by the level of inputs, as defined in the fair value hierarchy under GAAP, used in the valuation of each asset and liability:

		Fair Value at Reporting Date Using
		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
		Identical Assets	Observable Inputs	Inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)
Recurring Fair Value Measurements:
Assets:
Investment in RMR Inc. (1)	$94,099	$94,099	$—	$—

Liabilities:
Interest rate swap (2)	$(162)	$—	$(162)	$—

(1)
Our 1,586,836 shares of class A common stock of RMR Inc., which are included in other assets in our consolidated balance sheets, are reported at fair value which is based on quoted market prices (Level 1 inputs). Our historical cost basis for these shares is $42,686. The unrealized gain of $51,413 for these shares as of December 31, 2017 is included in cumulative other comprehensive income in our consolidated balance sheet.

(2)
As discussed in Note 6, we have an interest rate swap agreement in connection with a $41,000 mortgage note. This interest rate swap agreement is carried at fair value and is included in accounts payable and other liabilities in our consolidated balance sheets and is valued using Level 2 inputs. The fair value of this instrument is determined using interest rate pricing models. Considerable judgment is necessary to develop estimated fair values of financial assets and liabilities.

Accordingly, the estimate presented in the table above is not necessarily indicative of the amount for which we could be liable upon extinguishment of the liability.
In addition to the asset and liability described in the table above, our financial instruments include cash and cash equivalents, restricted cash, rents receivable, our revolving credit facility, ILPT's revolving credit facility, a prior term loan, senior unsecured notes, mortgage notes payable, accounts payable, rents collected in advance, security deposits and amounts due to related persons. At December 31, 2017 and 2016, the fair value of our financial instruments approximated their carrying values in our consolidated financial statements, due to their short term nature or variable interest rates, except as follows:

	At December 31, 2017		At December 31, 2016
	Carrying	Estimated	Carrying	Estimated
	Value (1)	Fair Value	Value (1)	Fair Value
Senior unsecured notes, due 2018 at 2.85% (2)	$349,896	$349,731	$348,667	$352,074
Senior unsecured notes, due 2020 at 3.60%	$397,214	$404,050	$395,955	$400,656
Senior unsecured notes, due 2022 at 4.15%	$296,143	$304,199	$295,301	$297,186
Senior unsecured notes, due 2024 at 4.25%	$342,797	$347,877	$—	$—
Senior unsecured notes, due 2025 at 4.50%	$391,375	$403,998	$390,377	$387,030
Mortgage notes payable	$210,785	$209,200	$245,643	$243,845

(1)	Includes unamortized debt issuance costs, premiums and discounts.

(2)	On January 2, 2018, we redeemed at par plus accrued interest all of these senior unsecured notes with cash on hand at December 31, 2017.
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
Note 9. Noncontrolling Interest
One of our properties acquired in January 2015 was owned pursuant to a joint venture arrangement. The joint venture was formed on December 19, 2013 to own and manage an office building with approximately 344,000 rentable square feet in Duluth, GA. Pursuant to the joint venture agreement, the joint venture partner had the right to exercise an option after two years which required us to purchase the remaining 11.0% ownership interest of the joint venture partner at fair market value. At the time of the acquisition, we determined that we had a controlling interest in this joint venture and therefore met the GAAP requirements for consolidation under the voting model. We initially recorded the noncontrolling interest in this joint venture at its acquisition date fair value of $3,517 and classified it as temporary equity due to the redemption option existing outside of our control. The portion of the joint venture’s net income and comprehensive income not allocated to us for the years ended December 31, 2016 and 2015, $33 and $176, respectively, is reported as noncontrolling interest in our consolidated statements of comprehensive income.
On February 29, 2016, we acquired the 11.0% ownership interest of our joint venture partner for $3,908. As a result, for periods from and after that date, there is no longer a noncontrolling interest with respect to this office building and we now own 100% of this property.
Note 10. Shareholders’ Equity
Share Awards:
We have common shares available for issuance under the terms of our equity compensation plan adopted in 2012, or the 2012 Plan. As described in Note 14, we granted common share awards to our officers and certain other employees of RMR LLC in 2017, 2016 and 2015. We also granted each of our Trustees 3,000 common shares with an aggregate value of $362 ($72 per Trustee), 2,500 common shares with an aggregate value of $303 ($61 per Trustee) and 2,500 common shares with an aggregate value of $287 ($57 per Trustee) in 2017, 2016 and 2015, respectively, as part of their annual compensation. The values of the share grants were based upon the closing price of our common shares trading on the New York Stock Exchange through June 30, 2016, and on Nasdaq beginning on July 1, 2016, on the dates of grants. The common shares granted to our Trustees vested immediately. The common shares granted to our officers and certain other employees of RMR LLC vest in five equal annual installments beginning on the date of grant. We include the value of granted shares in general and administrative expenses ratably over the vesting period. These unvested shares are re-measured at fair value on a recurring basis using quoted market prices of the underlying shares.
A summary of shares granted, vested, forfeited and unvested under the terms of the 2012 Plan for the years ended December 31, 2017, 2016 and 2015 is as follows:

		Weighted
		Average
	Number	Grant Date
	of Shares	Fair Value
Unvested shares at December 31, 2014	69,849	$25.29

2015 Activity:
Granted	65,100	$19.36
Vested	(44,929)	$19.94
Forfeited	(770)	$22.38
Unvested shares at December 31, 2015	89,250	$22.11

2016 Activity:
Granted	65,900	$25.80
Vested	(58,090)	$25.89
Unvested shares at December 31, 2016	97,060	$23.65

2017 Activity:
Granted	72,850	$23.32
Vested	(65,390)	$23.50
Unvested shares at December 31, 2017	104,520	$23.40
The 104,520 unvested shares as of December 31, 2017 are scheduled to vest as follows: 40,190 shares in 2018, 31,230 shares in 2019, 21,730 shares in 2020 and 11,370 in 2021. As of December 31, 2017, the estimated future compensation expense for the unvested shares was approximately $2,627 based on the closing share price of our common shares on December 29, 2017 of $25.13. The weighted average period over which the compensation expense will be recorded is approximately 21 months. During the years ended December 31, 2017, 2016 and 2015, we recorded $1,579, $1,623 and $935, respectively, of compensation expense related to our 2012 Plan.
At December 31, 2017, 2,685,638 common shares remain available for issuance under the 2012 Plan.
2017 and 2018 Share Purchases:
On June 30, 2017, we purchased 222 of our common shares valued at $24.03 per common share, the closing price of our common shares on Nasdaq on that day, from a former employee of RMR LLC in satisfaction of tax withholding and payment obligations in connection with the vesting of awards of our common shares.

On September 19, 2017, we purchased an aggregate of 13,126 of our common shares valued at $23.18 per common share, the closing price of our common shares on Nasdaq on that day, from our officers and certain other employees of RMR LLC in satisfaction of tax withholding and payment obligations in connection with the vesting of awards of our common shares.

On January 1, 2018, we purchased 617 of our common shares valued at $25.13 per common share, the closing price of our common shares on Nasdaq on December 29, 2017, from a former employee of RMR LLC in satisfaction of tax withholding and payment obligations in connection with the vesting of awards of our common shares.
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
Distributions:
During the years ended December 31, 2017 and 2016, we paid distributions on our common shares as follows:

Declaration	Record	Paid	Distributions	Total
Date	Date	Date	Per Share	Distributions
1/13/2017	1/23/2017	2/21/2017	$0.5100	$45,608
4/11/2017	4/21/2017	5/18/2017	0.5100	45,608
7/12/2017	7/24/2017	8/17/2017	0.5100	45,616
10/12/2017	10/23/2017	11/16/2017	0.5100	45,638
			$2.0400	$182,470

1/11/2016	1/22/2016	2/23/2016	$0.5000	$44,709
4/13/2016	4/25/2016	5/19/2016	0.5000	44,687
7/12/2016	7/22/2016	8/18/2016	0.5100	45,587
10/11/2016	10/21/2016	11/17/2016	0.5100	45,587
			$2.0200	$180,570
Distributions per share paid or payable by us to our common shareholders for the years ended December 31, 2017, 2016 and 2015 were $2.04, $2.02 and $2.1837, respectively. The characterization of our distributions for 2017 was 46.20% ordinary income and 53.80% return of capital, for 2016 was 62.72% ordinary income, 0.70% qualified dividend and 36.58% return of capital, and for 2015 was 54.33% ordinary income, 39.77% capital gain, 4.96% unrecaptured Section 1250 gain and 0.94% qualified dividend.
On January 19, 2018, we declared a regular quarterly distribution of $0.51 per common share, or approximately $45,600, to shareholders of record on January 29, 2018. We expect to pay this distribution on or about February 22, 2018.

Note 11. Cumulative Other Comprehensive Income (Loss)
The following tables present changes in the amounts we recognized in cumulative other comprehensive income (loss) by component for the years ended December 31, 2017, 2016 and 2015:

	Unrealized Gain (Loss)	Unrealized	Equity in
	on Investment in	Gain (Loss)	Unrealized Gain
	Available for	on Derivative	(Loss) of an
	Sale Securities	Instruments (1)	Investee (2)	Total
Balance at December 31, 2014	$—	$—	$(23)	$(23)

Other comprehensive income (loss) before reclassifications	(19,820)	61	(99)	(19,858)
Amounts reclassified from cumulative other comprehensive income (loss) to net income	—	215	79	294
Net current period other comprehensive income (loss)	(19,820)	276	(20)	(19,564)
Balance at December 31, 2015	(19,820)	276	(43)	(19,587)

Other comprehensive income (loss) before reclassifications	39,814	(284)	152	39,682
Amounts reclassified from cumulative other comprehensive income (loss) to net income	—	377	—	377
Net current period other comprehensive income	39,814	93	152	40,059
Balance at December 31, 2016	19,994	369	109	20,472

Other comprehensive income before reclassifications	31,419	87	537	32,043
Amounts reclassified from cumulative other comprehensive income to net income	—	226	(76)	150
Net current period other comprehensive income	31,419	313	461	32,193
Balance at December 31, 2017	$51,413	$682	$570	$52,665

(1)	Amounts reclassified from cumulative other comprehensive income (loss) is included in interest expense in our consolidated statements of comprehensive income.

(2)	Amounts reclassified from cumulative other comprehensive income (loss) is included in equity in earnings of an investee in our consolidated statements of comprehensive income.
Note 12. Weighted Average Common Shares
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

	Year Ended December 31,
	2017	2016	2015
Weighted average common shares for basic earnings per share	89,351	89,304	86,699
Effect of dilutive securities: unvested share awards	19	20	9
Weighted average common shares for diluted earnings per share	89,370	89,324	86,708
Note 13. Business and Property Management Agreements with RMR LLC
We have no employees. The personnel and various services we require to operate our business are provided to us by RMR LLC. We have two agreements with RMR LLC to provide management services to us: (1) a business management agreement, which relates to our business generally, and (2) a property management agreement, which relates to our property level operations. See Note 14 for further information regarding our relationship, agreements and transactions with RMR LLC.

Management Agreements with RMR LLC. Our management agreements with RMR LLC provide for an annual base management fee, an annual incentive management fee and property management and construction supervision fees, payable in cash, among other terms:

•	Base Management Fee. The annual base management fee payable to RMR LLC by us for each applicable period is equal to the lesser of:

◦
the sum of (a) 0.5% of the average aggregate historical cost of the real estate assets acquired from a REIT to which RMR LLC provided business management or property management services, or the Transferred Assets, plus (b) 0.7% of the average aggregate historical cost of our real estate investments excluding the Transferred Assets up to $250,000, plus (c) 0.5% of the average aggregate historical cost of our real estate investments excluding the Transferred Assets exceeding $250,000; and

◦
the sum of (a) 0.7% of the average closing price per share of our common shares on the stock exchange on which such shares are principally traded during such period, multiplied by the average number of our common shares outstanding during such period, plus the daily weighted average of the aggregate liquidation preference of each class of our preferred shares outstanding during such period, plus the daily weighted average of the aggregate principal amount of our consolidated indebtedness during such period, or, together, our Average Market Capitalization, up to $250,000, plus (b) 0.5% of our Average Market Capitalization exceeding $250,000.

The average aggregate historical cost of our real estate investments includes our consolidated assets invested, directly or indirectly, in equity interests in or loans secured by real estate and personal property owned in connection with such real estate (including acquisition related costs and costs which may be allocated to intangibles or are unallocated), all before reserves for depreciation, amortization, impairment charges or bad debts or other similar non-cash reserves. Until January 17, 2018, ILPT was our wholly owned subsidiary and the ILPT Properties were included in the calculation of base management fees paid by SIR to RMR LLC. On January 17, 2018, upon the closing of the ILPT IPO, ILPT entered a business management agreement with RMR LLC to provide business management services to ILPT, which terms are substantially similar to the terms of SIR’s business management agreement with RMR LLC, including the terms related to the calculation of fees payable to RMR LLC and the length of the contract. We will not include our ownership of ILPT common shares or the assets of ILPT and its subsidiaries owned following the ILPT IPO as part of our real estate investments for purposes of calculating our base management fee due to RMR LLC since ILPT pays separate business management fees to RMR LLC.

•	Incentive Management Fee. The incentive management fee which may be earned by RMR LLC for an annual period is calculated as follows:

◦	An amount, subject to a cap, based on the value of our common shares outstanding, equal to 12% of the product of:

–
our equity market capitalization on the last trading day of the year immediately prior to the relevant three year measurement period (or, for purposes of calculating any incentive fee for 2015, our equity market capitalization on December 31, 2013), and

–
the amount (expressed as a percentage) by which the total return per share, as defined in the business management agreement and further described below, of our common shareholders (i.e., share price appreciation plus dividends) exceeds the total shareholder return of the SNL U.S. REIT Equity Index, or the benchmark return per share, for the relevant measurement period.

◦
For purposes of the total return per share of our common shareholders, share price appreciation for a measurement period is determined by subtracting (1) the closing price of our common shares on the Nasdaq on the last trading day of the year immediately before the first year of the measurement period from (2) the average closing price of our common shares on the 10 consecutive trading days having the highest average closing prices during the final 30 trading days in the last year of the measurement period.

◦
The calculation of the incentive management fee (including the determinations of our equity market capitalization and the total return per share of our common shareholders) is subject to adjustments if additional common shares are issued during the measurement period.

◦	No incentive management fee is payable by us unless our total return per share during the measurement period is positive.

◦	The measurement periods are three year periods ending with the year for which the incentive management fee is being calculated.

◦
If our total return per share exceeds 12% per year in any measurement period, the benchmark return per share is adjusted to be the lesser of the total shareholder return of the SNL U.S. REIT Equity Index for such measurement period and 12% per year, or the adjusted benchmark return per share. In instances where the adjusted benchmark return per share applies, the incentive management fee will be reduced if our total return per share is between 200 basis points and 500 basis points below the SNL U.S. REIT Equity Index by a low return factor, as defined in the business management agreement, and there will be no incentive management fee paid if, in these instances, our total return per share is more than 500 basis points below the SNL U.S. REIT Equity Index.

◦
The incentive management fee is subject to a cap. The cap is equal to the value of the number of our common shares which would, after issuance, represent 1.5% of the number of our common shares then outstanding multiplied by the average closing price of our common shares during the 10 consecutive trading days having the highest average closing prices during the final 30 trading days of the relevant measurement period.

◦
Incentive management fees we paid to RMR LLC for any period may be subject to “clawback” if our financial statements for that period are restated due to material non-compliance with any financial reporting requirements under the securities laws as a result of the bad faith, fraud, willful misconduct or gross negligence of RMR LLC and the amount of the incentive management fee we paid was greater than the amount we would have paid based on the restated financial statements.

•
Property Management and Construction Supervision Fees. The property management fees payable to RMR LLC by us for each applicable period are equal to 3.0% of gross collected rents and the construction supervision fees payable to RMR LLC by us for each applicable period are equal to 5.0% of construction costs.

During the years ended December 31, 2017, 2016 and 2015, the ILPT Properties were included in the calculation of property management fees paid by us to RMR LLC. On January 17, 2018, upon the closing of the ILPT IPO, ILPT entered a property management agreement with RMR LLC to provide property management services to ILPT, which terms are substantially similar to the terms of our property management agreement with RMR LLC, including the terms related to the calculation of fees payable to RMR LLC and the length of the contract. We do not include the assets of ILPT and its subsidiaries owned following the ILPT IPO for purposes of calculating our property management fee due to RMR LLC since ILPT pays separate property management fees to RMR LLC.
Pursuant to our business management agreement with RMR LLC, we recognized net business management fees of $22,384, $21,746 and $19,944 for the years ended December 31, 2017, 2016 and 2015, respectively. The net business management fees we recognized are included in general and administrative expenses for these periods. The net business management fees we recognized for the years ended December 31, 2017, 2016 and 2015 reflect a reduction of $1,378, $1,378 and $838, respectively, for the amortization of the liability we recorded in connection with our investment in RMR Inc., as further described in Note 2.
In accordance with the then applicable terms of our business management agreement, we issued 34,206 of our common shares to RMR LLC for the period from January 1, 2015 to May 31, 2015 as payment for a part of the base management fee we recognized for the applicable period. Beginning June 1, 2015, all management fees under our business management agreement are paid in cash.
Pursuant to our business management agreement, in January 2018, we paid RMR LLC an incentive management fee of $25,569 for the year ended December 31, 2017. No incentive management fee was payable to RMR LLC under our business management agreement for the years ended December 31, 2016 or 2015. In calculating the incentive management fee payable by us, our total shareholder return per share was adjusted in accordance with the business management agreement to reflect aggregate increases in the number of our common shares outstanding as a result of certain share issuances and repurchases by us of common shares in 2017, 2016 and 2015, respectively.

Pursuant to our property management agreement with RMR LLC, we recognized aggregate net property management and construction supervision fees of $13,037, $12,681 and $11,582 for the years ended December 31, 2017, 2016 and 2015, respectively. The net property management and construction supervision fees we recognized for the years ended December 31, 2017, 2016 and 2015 reflect a reduction of $852, $852 and $430, respectively, for the amortization of the liability we recorded in connection with our investment in RMR Inc., as further described in Note 2. These amounts are included in other operating expenses or have been capitalized, as appropriate, in our consolidated financial statements.

•
Expense Reimbursement. We are generally responsible for all of our operating expenses, including certain expenses incurred by RMR LLC on our behalf. Our property level operating expenses are generally incorporated into rents charged to our tenants, including certain payroll and related costs incurred by RMR LLC. We reimbursed RMR LLC $8,174, $7,533 and $4,391 for property management related expenses for the years ended December 31, 2017, 2016 and 2015, respectively. These amounts are included in other operating expenses in our consolidated statements of comprehensive income for these periods. We are generally not responsible for payment of RMR LLC’s employment, office or administrative expenses incurred to provide management services to us, except for the employment and related expenses of RMR LLC’s employees assigned to work exclusively or partly at our properties, our share of the wages, benefits and other related costs of centralized accounting personnel and our share of RMR LLC’s costs for providing our internal audit function. Our Audit Committee appoints our Director of Internal Audit and our Compensation Committee approves the costs of our internal audit function. The amounts recognized as expense for internal audit costs were $276, $235 and $252 for the years ended December 31, 2017, 2016 and 2015, respectively. These amounts are included in general and administrative expenses in our consolidated statements of comprehensive income for these periods.

•
Term. Our management agreements with RMR LLC have terms that end on December 31, 2037, and automatically extend on December 31st of each year for an additional year, so that the terms of our management agreements thereafter end on the 20th anniversary of the date of the extension.

•
Termination Rights. We have the right to terminate one or both of our management agreements with RMR LLC: (1) at any time on 60 days’ written notice for convenience, (2) immediately on written notice for cause, as defined therein, (3) on written notice given within 60 days after the end of an applicable calendar year for a performance reason, as defined therein, and (4) by written notice during the 12 months following a change of control of RMR LLC, as defined therein. RMR LLC has the right to terminate the management agreements for good reason, as defined therein.

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

•
Transition Services. RMR LLC has agreed to provide certain transition services to us for 120 days following an applicable termination by us or notice of termination by RMR LLC, including cooperating with us and using commercially reasonable efforts to facilitate the orderly transfer of the management and real estate investment services provided under our business management agreement and to facilitate the orderly transfer of the management of the managed properties under our property management agreement, as applicable.

•
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

•
Investment Opportunities. Under our business management agreement with RMR LLC, we acknowledge that RMR LLC may engage in other activities or businesses and act as the manager to any other person or entity (including other REITs) even though such person or entity has investment policies and objectives similar to ours and we are not entitled to preferential treatment in receiving information, recommendations and other services from RMR LLC.
Note 14. Related Person Transactions
We have relationships and historical and continuing transactions with RMR LLC, RMR Inc. and others related to them. RMR LLC is a subsidiary of RMR Inc. Our Managing Trustees, Adam Portnoy and Barry Portnoy, are the controlling shareholders (through ABP Trust) of RMR Inc. and own (through ABP Trust) all the class A membership units of RMR LLC not owned by RMR Inc. Adam Portnoy is a managing director, president and chief executive officer of RMR Inc. and an officer of RMR LLC. Barry Portnoy is a managing director of RMR Inc. and an officer of RMR LLC. Each of our executive officers is also an officer of RMR LLC. Our Independent Trustees also serve as independent directors or independent trustees of other companies to which RMR LLC or its subsidiaries provide management services. Barry Portnoy serves as a managing director or managing trustee of all of the public companies to which RMR LLC or its subsidiaries provide management services and Adam Portnoy serves as a managing director or a managing trustee of most of those companies. In addition, officers of RMR LLC and RMR Inc. serve as our officers and officers of other companies to which RMR LLC or its subsidiaries provide management services.
Our Manager, RMR LLC. We have two agreements with RMR LLC to provide management services to us: (1) a business management agreement, which relates to our business generally, and (2) a property management agreement, which relates to our property level operations. See Note 13 for further information regarding our management agreements with RMR LLC.
Lease with RMR LLC. We lease office space to RMR LLC in one of our properties located in Seattle, WA. Pursuant to our lease agreement with RMR LLC, we recognized rental income from RMR LLC for leased office space of $35, $33 and $18 for the years ended December 31, 2017, 2016 and 2015, respectively. Our office space lease with RMR LLC is terminable by RMR LLC if our management agreements with RMR LLC are terminated.
Share Awards to RMR LLC Employees. We have historically granted share awards to certain RMR LLC employees under our equity compensation plan. During the years ended December 31, 2017, 2016 and 2015, we granted annual share awards of 57,850, 53,400 and 52,600 of our common shares, respectively, to our officers and to other employees of RMR LLC valued at $1,337, $1,397 and $973, respectively, based upon the closing price of our common shares on the applicable stock exchange on which our common shares were listed on the dates of grant. One fifth of these awards vested on the grant date and one fifth vests on each of the next four anniversaries of the grant date. These awards to RMR LLC employees are in addition to the share awards granted to Adam Portnoy and Barry Portnoy, as our Managing Trustees, and the fees we paid to RMR LLC. During these periods we purchased some of our common shares from certain of our officers and certain employees of RMR LLC in satisfaction of tax withholding and payment obligations in connection with the vesting of awards of our common shares. See Note 10 for further information regarding these purchases.
Acquisition of Interest in RMR LLC. On June 5, 2015, we and three other RMR managed REITs - Government Properties Income Trust, or GOV, Hospitality Properties Trust and SNH, or collectively, the Other REITs - participated in a transaction, or the Up-C Transaction, by which we and the Other REITs each acquired shares of class A common stock of RMR Inc. The Up-C Transaction was completed pursuant to a transaction agreement among us, RMR LLC, ABP Trust (RMR LLC’s then sole member) and RMR Inc. and similar transaction agreements that each Other REIT entered into with RMR LLC, ABP Trust, and RMR Inc. As part of the Up-C Transaction and concurrently with entering into the transaction agreements, on June 5, 2015, among other things:

•	We contributed 880,000 of our common shares and $15,880 in cash to RMR Inc. and RMR Inc. issued 3,166,891 shares of its class A common stock to us.

•	We agreed to distribute approximately half of the shares of class A common stock of RMR Inc. issued to us in the Up-C Transaction to our shareholders as a special distribution,

•
We entered into amended and restated business and property management agreements with RMR LLC which, among other things, amended the term, termination and termination fee provisions of those agreements. See Note 13 for further information regarding our management agreements with RMR LLC.

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
Pursuant to the transaction agreements for the Up-C Transaction, on December 14, 2015, we distributed 1,580,055 shares of class A common stock of RMR Inc. to our shareholders as a special distribution, which represented approximately half of the shares of class A common stock of RMR Inc. issued to us in the Up-C Transaction; each Other REIT also distributed approximately half of the shares of class A common stock of RMR Inc. issued to it in the Up-C Transaction to its respective shareholders. RMR Inc. facilitated these distributions by filing a registration statement with the Securities and Exchange Commission, or SEC, to register the shares of class A common stock of RMR Inc. being distributed and by listing those shares on the Nasdaq. In connection with this distribution, we recognized a non-cash loss of $23,717 in the fourth quarter of 2015 as a result of the closing price of the class A common stock of RMR Inc. being lower than our carrying amount per share on the distribution date. See Notes 2 and 8 for information regarding the fair value of our investment in RMR Inc. as of December 31, 2017.
Through their ownership of class A common stock of RMR Inc., class B-1 common stock of RMR Inc., class B-2 common stock of RMR Inc. and class A membership units of RMR LLC, as of December 31, 2017, our Managing Trustees, Adam Portnoy and Barry Portnoy in aggregate hold, directly and indirectly, a 51.9% economic interest in RMR LLC and control 91.4% of the voting power of outstanding capital stock of RMR Inc. We currently hold 1,586,836 shares of class A common stock of RMR Inc.
ILPT. Until January 17, 2018, ILPT was our wholly owned subsidiary. We are ILPT’s largest shareholder. As of December 31, 2017 and February 15, 2018, we owned 45,000,000, or 100.0% and 69.2%, respectively, of ILPT’s outstanding common shares. Our Managing Trustees, Adam Portnoy and Barry Portnoy, are also managing trustees of ILPT, and our Chief Financial Officer and Treasurer also serves as the president and chief operating officer of ILPT.
In November 2017, ILPT filed a registration statement with the SEC for the ILPT IPO. On September 29, 2017, we contributed to ILPT the ILPT Properties. In connection with ILPT’s formation and this contribution, ILPT issued to us 45,000,000 of its common shares and the ILPT Demand Note, and ILPT assumed three mortgage notes totaling $63,069 as of September 30, 2017, that were secured by three of the ILPT Properties. In December 2017, ILPT paid to us the entire principal amount outstanding under the ILPT Demand Note with initial borrowings under its secured revolving credit facility, and we prepaid on ILPT’s behalf two of the mortgage notes totaling $14,319 that had encumbered two of the ILPT Properties. The ILPT IPO was completed on January 17, 2018. See Notes 1 and 17 for further information regarding the ILPT IPO.
GOV. GOV is our largest shareholder, owning approximately 27.8% of our outstanding common shares as of December 31, 2017 and February 15, 2018. RMR LLC provides management services to both us and GOV. Our Managing Trustees, Adam Portnoy and Barry Portnoy, are also managing trustees of GOV. One of our Independent Trustees also serves as an independent trustee of GOV and our President and Chief Operating Officer also serves as the president and chief operating officer of GOV.
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

AIC. We, ABP Trust, GOV and four other companies to which RMR LLC provides management services currently own AIC, an Indiana insurance company, in equal amounts and are parties to a shareholders agreement regarding AIC. All of our Trustees and all of the trustees and directors of the other AIC shareholders currently serve on the board of directors of AIC. RMR LLC provides management and administrative services to AIC pursuant to a management and administrative services agreement with AIC. Pursuant to this agreement, AIC pays to RMR LLC a service fee equal to 3.0% of the total annual net earned premiums payable under then active policies issued or underwritten by AIC or by a vendor or an agent of AIC on its behalf or in furtherance of AIC’s business.
We and the other AIC shareholders participate in a combined property insurance program arranged and insured or reinsured in part by AIC. We paid aggregate annual premiums, including taxes and fees, of $2,029, $2,162 and $2,325 in connection with this insurance program for the policy years ending June 30, 2018, 2017 and 2016, respectively, which amount for the current policy year ending June 30, 2018 may be adjusted from time to time as we acquire or dispose of properties that are included in this insurance program.
As of December 31, 2017, 2016 and 2015, our investment in AIC had a carrying value of $8,185, $7,116 and $6,827, respectively. These amounts are included in other assets in our consolidated balance sheets. We recognized income of $608, $137 and $20 related to our investment in AIC for the years ended December 31, 2017, 2016 and 2015, respectively. These amounts are presented as equity in earnings of an investee in our consolidated statements of comprehensive income. Our other comprehensive income includes our proportionate part of unrealized gains (losses) on securities which are owned and held for sale by AIC of $461, $152 and $(20) related to our investment in AIC for the years ended December 31, 2017, 2016 and 2015, respectively.
Directors’ and Officers’ Liability Insurance. We, RMR Inc., RMR LLC and certain other companies to which RMR LLC or its subsidiaries provide management services, including GOV, participate in a combined directors’ and officers’ liability insurance policy. This combined policy expires in September 2019. We paid aggregate premiums of $95, $111 and $332 in 2017, 2016 and 2015, respectively, for these policies.
Note 15. Contingencies
We believe some of our properties may contain asbestos. We believe any asbestos on our properties is contained in accordance with applicable laws and regulations, and we have no current plans to remove it. If we removed the asbestos or demolished the affected properties, certain environmental regulations govern the manner in which the asbestos must be handled and removed, and we could incur substantial costs complying with such regulations. Due to the uncertainty of the timing and amount of costs we may incur, we cannot reasonably estimate the fair value and we have not recognized a liability in our financial statements for these costs. Certain of our industrial lands in Hawaii may require environmental remediation, especially if the use of those lands is changed; however, we do not have any present plans to change the use of those lands or to undertake this environmental cleanup. In general, we do not have any insurance to limit losses that we may incur as a result of known or unknown environmental conditions, although some of our tenants may maintain such insurance. However, as of December 31, 2017 and 2016, accrued environmental remediation costs of $8,112 and $8,160, respectively, were included in accounts payable and other liabilities in our consolidated balance sheets, including $7,002 and $7,160, respectively, of amounts related to the ILPT Properties. These accrued environmental remediation costs relate to maintenance of our properties for current uses, and, because of the indeterminable timing of the remediation, these amounts have not been discounted to present value. Although we do not believe that there are environmental conditions at any of our properties that will have a material adverse effect on us, we cannot be sure that such conditions or costs are not present in our properties or that other costs we incur to remediate contamination will not have a material adverse effect on our business or financial condition. Charges for environmental remediation costs, if any, are included in other operating expenses in our consolidated statements of comprehensive income.

In March 2017, one of our tenants filed for bankruptcy and rejected two leases with us: (i) a lease for a property located in Huntsville, AL with approximately 1,400,000 rentable square feet and an original lease term until August 2032 and (ii) a lease for a property in Hanover, PA with approximately 502,000 rentable square feet and an original lease term until September 2028. The Huntsville, AL property is occupied by a subtenant of our former tenant who is now contractually obligated to pay rent to us in an amount equal to the rent under the former tenant’s lease for a term that runs concurrently with our former tenant’s original lease term, but subject to certain tenant termination rights. We expect that the lost rents plus carrying costs, such as real estate taxes, insurance, security and other operating costs, from a fully vacant Hanover, PA property may total approximately $3,800 per year. The bankruptcy court overseeing this matter granted us permission to offset our damages with a $3,739 security deposit held from the bankrupt former tenant with respect to the Hanover, PA property. During the three months ended March 31, 2017, we recorded a non-cash charge of $12,517 to write off straight line rents receivable

(net of the $3,739 security deposit) related to the rejected leases with the bankrupt former tenant at both properties plus an impairment charge of $4,047 related to the write-off of lease intangibles for the property located in Hanover, PA.

On June 29, 2016, we received an assessment from the State of Washington for real estate excise tax, interest and penalties of $2,837 on certain properties we acquired in connection with our acquisition of CCIT in January 2015. We believe we are not liable for this tax and are disputing the assessment. As of December 31, 2017, we have not recorded a loss reserve related to this matter.

Note 16. Selected Quarterly Financial Data (Unaudited)
The following is a summary of our unaudited quarterly results of operations for 2017 and 2016:

	2017
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Total revenues	$116,294	$115,870	$118,014	$117,925
Net income	$6,728	$26,661	$31,442	$2,075
Net income attributed to SIR	$6,728	$26,661	$31,442	$2,075
Net income attributed to SIR per common share - basic and diluted	$0.08	$0.30	$0.35	$0.02
Common distributions declared	$0.51	$0.51	$0.51	$0.51

	2016
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Total revenues	$117,232	$114,904	$115,036	$114,835
Net income	$32,812	$30,752	$28,568	$24,222
Net income attributed to SIR	$32,779	$30,752	$28,568	$24,222
Net income attributed to SIR per common share - basic and diluted	$0.37	$0.34	$0.32	$0.27
Common distributions declared	$0.50	$0.50	$0.51	$0.51

Note 17. Subsequent Events
ILPT IPO. The ILPT IPO was completed on January 17, 2018, with ILPT issuing 20,000,000 of its common shares for net proceeds of approximately $435,900, after deducting the underwriting discounts and commissions and estimated expenses, including reimbursements to us for the costs we incurred in connection with ILPT's formation and the preparation for the ILPT IPO. ILPT set aside approximately $2,000 of those net proceeds for working capital and used the balance of such proceeds to reduce the amount outstanding under its revolving credit facility. ILPT also reimbursed us for approximately $5,727 of costs that we incurred in connection with ILPT’s formation and preparation for the ILPT IPO.
In connection with the ILPT IPO, we and ILPT entered a transaction agreement that governs our separation from and relationship with ILPT. The transaction agreement provides that, among other things, (1) the current assets and liabilities of the ILPT Properties that we transferred to ILPT, as of the time of closing of the ILPT IPO, were settled between us and ILPT so that we will retain all pre-closing current assets and liabilities and ILPT will assume all post-closing current assets and liabilities and (2) ILPT will indemnify us with respect to any liability relating to any ILPT Property transferred by us to ILPT, including any liability which relates to periods prior to ILPT’s formation other than the pre-closing current assets and current liabilities that we retained with respect to the ILPT Properties. We also entered a registration rights agreement with ILPT, or the Registration Rights Agreement. The Registration Rights Agreement grants us demand and piggyback registration rights, subject to certain limitations, with respect to the ILPT shares we own, which we may exercise after the expiration of the 180 day lock up period on July 16, 2018.
On January 17, 2018, ILPT entered two management agreements with RMR LLC to provide management services to ILPT: (1) a business management agreement which relates to ILPT's business generally and (2) a property management agreement which relates to ILPT's property level operations. The terms of ILPT’s management agreements with RMR LLC are substantially similar to the terms of our management agreements with RMR LLC, including the terms related to the calculation of fees payable to RMR LLC and the length of those contracts. In connection with the ILPT IPO, we and RMR LLC also entered a letter agreement to clarify that under our management agreements with RMR LLC, RMR LLC will not receive business management fees from us with respect to our ownership of ILPT's common shares and RMR LLC will no longer receive business or property management fees from us calculated with respect to the ILPT Properties.

SELECT INCOME REIT
SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
December 31, 2017
(dollars in thousands)

	Balance at	Charged to		Balance
	Beginning	Costs and		at End
Description	of Period	Expenses	Deductions	of Period
Year ended December 31, 2015:
Allowance for doubtful accounts	$1,664	$(463)	$(737)	$464
Year ended December 31, 2016:
Allowance for doubtful accounts	$464	$496	$(87)	$873
Year ended December 31, 2017:
Allowance for doubtful accounts	$873	587	(64)	$1,396

SELECT INCOME REIT
SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2017
(dollars in thousands)

			Number of			Initial Cost to		Costs		Gross Amount Carried at
			Buildings,			Company		Capitalized		Close of Period(4)					Original
			Land Parcels				Buildings and	Subsequent to			Buildings and		Accumulated	Date	Construction
Property	Location	State	and Easements	Property Type	Encumbrances(1)	Land	Equipment	Acquisition	Impairment	Land	Equipment	Total(2)	Depreciation(3)	Acquired	Date
40 Inverness Center Parkway	Birmingham	AL	1	Office	$—	$1,427	$10,634	$193	$—	$1,427	$10,827	$12,254	$1,898	12/9/2010	1984
42 Inverness Center Parkway	Birmingham	AL	1	Office	—	1,273	10,824	217	—	1,273	11,041	12,314	1,932	12/9/2010	1985
44 Inverness Center Parkway	Birmingham	AL	1	Office	—	1,508	10,638	252	—	1,508	10,890	12,398	1,901	12/9/2010	1985
46 Inverness Center Parkway	Birmingham	AL	—	Land	—	2,000	—	—	—	2,000	—	2,000	—	4/17/2015	—
445 Jan Davis Drive	Huntsville	AL	1	Office	—	1,652	8,634	(6)	—	1,652	8,628	10,280	306	7/22/2016	2007
4905 Moores Mill Road	Huntsville	AL	1	Industrial	—	5,628	67,373	—	—	5,628	67,373	73,001	8,983	8/31/2012	1979
4501 Industrial Drive*	Fort Smith	AR	1	Industrial	—	900	3,485	—	—	900	3,485	4,385	254	1/29/2015	2013
16001 North 28th Avenue	Phoenix	AZ	1	Office	—	2,490	10,799	428	—	2,490	11,227	13,717	741	4/16/2015	1998
2149 West Dunlap Avenue	Phoenix	AZ	1	Office	—	5,600	14,433	94	—	5,600	14,527	20,127	1,057	1/29/2015	1983
1920 and 1930 W University Drive	Tempe	AZ	2	Office	—	1,122	10,122	2,117	—	1,122	12,239	13,361	5,020	6/30/1999	1988
2544 and 2548 Campbell Place	Carlsbad	CA	2	Office	—	3,381	17,918	15	—	3,381	17,933	21,314	2,354	9/21/2012	2007
2235 Iron Point Road	Folsom	CA	1	Office	—	3,450	25,504	—	—	3,450	25,504	28,954	4,463	12/17/2010	2008
47131 Bayside Parkway	Fremont	CA	1	Office	—	5,200	4,860	715	—	5,200	5,575	10,775	1,126	3/19/2009	1990
100 Redwood Shores Parkway	Redwood City	CA	1	Office	—	12,300	23,231	—	—	12,300	23,231	35,531	1,694	1/29/2015	1993
3875 Atherton Road	Rocklin	CA	1	Office	—	200	3,980	—	—	200	3,980	4,180	290	1/29/2015	1991
145 Rio Robles Drive	San Jose	CA	1	Office	—	5,063	8,437	—	—	5,063	8,437	13,500	844	12/23/2013	1984
2090 Fortune Drive	San Jose	CA	1	Office	—	5,700	1,998	—	—	5,700	1,998	7,698	146	1/29/2015	1996
2115 O'Nel Drive	San Jose	CA	1	Office	—	8,000	25,098	102	—	8,000	25,200	33,200	1,831	1/29/2015	1984
3939 North First Street	San Jose	CA	1	Office	—	6,160	7,961	373	—	6,160	8,334	14,494	809	12/23/2013	1984
51 and 77 Rio Robles Drive	San Jose	CA	2	Office	—	11,545	19,879	54	—	11,545	19,933	31,478	1,990	12/23/2013	1984
6448-6450 Via Del Oro	San Jose	CA	1	Office	—	2,700	11,549	488	—	2,700	12,037	14,737	862	1/29/2015	1983
2450 and 2500 Walsh Avenue	Santa Clara	CA	2	Office	—	8,200	36,597	121	—	8,200	36,718	44,918	2,670	1/29/2015	1982
3250 and 3260 Jay Street	Santa Clara	CA	2	Office	—	11,900	52,059	—	—	11,900	52,059	63,959	3,796	1/29/2015	1982
350 West Java Drive	Sunnyvale	CA	1	Office	—	11,552	12,461	—	—	11,552	12,461	24,013	1,610	11/15/2012	1984
7958 South Chester Street	Centennial	CO	1	Office	—	7,400	23,278	371	—	7,400	23,649	31,049	1,713	1/29/2015	2000
350 Spectrum Loop	Colorado Springs	CO	1	Office	—	3,100	20,165	—	—	3,100	20,165	23,265	1,470	1/29/2015	2000
955 Aeroplaza Drive*	Colorado Springs	CO	1	Industrial	—	800	7,412	—	—	800	7,412	8,212	540	1/29/2015	2012
13400 East 39th Avenue and 3800 Wheeling Street*	Denver	CO	2	Industrial	—	3,100	12,955	46	—	3,100	13,001	16,101	964	1/29/2015	1973
333 Inverness Drive South	Englewood	CO	1	Office	—	3,230	11,801	415	—	3,230	12,216	15,446	1,690	6/15/2012	1998
150 Greenhorn Drive*	Pueblo	CO	1	Industrial	—	200	4,177	—	—	200	4,177	4,377	305	1/29/2015	2013
2 Tower Drive*	Wallingford	CT	1	Industrial	—	1,471	2,165	8	—	1,471	2,173	3,644	615	10/24/2006	1978

SELECT INCOME REIT
SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION (CONTINUED)
December 31, 2017
(dollars in thousands)

			Number of			Initial Cost to		Costs		Gross Amount Carried at
			Buildings,			Company		Capitalized		Close of Period(4)					Original
			Land Parcels				Buildings and	Subsequent to			Buildings and		Accumulated	Date	Construction
Property	Location	State	and Easements	Property Type	Encumbrances(1)	Land	Equipment	Acquisition	Impairment	Land	Equipment	Total(2)	Depreciation(3)	Acquired	Date
1 Targeting Center	Windsor	CT	1	Office	—	1,850	7,226	—	—	1,850	7,226	9,076	979	7/20/2012	1980
235 Great Pond Road*	Windsor	CT	1	Industrial	—	2,400	9,469	—	—	2,400	9,469	11,869	1,282	7/20/2012	2004
10350 NW 112th Avenue	Miami	FL	1	Office	—	3,500	19,954	398	—	3,500	20,352	23,852	1,458	1/29/2015	2002
2100 NW 82nd Avenue*	Miami	FL	1	Industrial	—	144	1,297	454	—	144	1,751	1,895	702	3/19/1998	1987
One Primerica Parkway	Duluth	GA	1	Office	—	6,900	50,433	—	—	6,900	50,433	57,333	3,677	1/29/2015	2013
1000 Mapunapuna Street*	Honolulu	HI	1	Land	—	2,252	—	—	—	2,252	—	2,252	—	12/5/2003	—
1001 Ahua Street*	Honolulu	HI	1	Land	—	15,155	3,312	91	—	15,155	3,403	18,558	1,183	12/5/2003	—
1024 Kikowaena Place*	Honolulu	HI	1	Land	—	1,818	—	—	—	1,818	—	1,818	—	12/5/2003	—
1024 Mapunapuna Street*	Honolulu	HI	1	Land	—	1,385	—	—	—	1,385	—	1,385	—	12/5/2003	—
1027 Kikowaena Place*	Honolulu	HI	1	Land	—	5,444	—	—	—	5,444	—	5,444	—	12/5/2003	—
1030 Mapunapuna Street*	Honolulu	HI	1	Land	—	5,655	—	—	—	5,655	—	5,655	—	12/5/2003	—
1038 Kikowaena Place*	Honolulu	HI	1	Land	—	2,576	—	—	—	2,576	—	2,576	—	12/5/2003	—
1045 Mapunapuna Street*	Honolulu	HI	1	Land	—	819	—	—	—	819	—	819	—	12/5/2003	—
1050 Kikowaena Place*	Honolulu	HI	1	Land	—	1,404	873	—	—	1,404	873	2,277	307	12/5/2003	—
1052 Ahua Street*	Honolulu	HI	1	Land	—	1,703	—	240	—	1,703	240	1,943	74	12/5/2003	—
1055 Ahua Street*	Honolulu	HI	1	Land	—	1,216	—	—	—	1,216	—	1,216	—	12/5/2003	—
106 Puuhale Road*	Honolulu	HI	1	Industrial	—	1,113	—	229	—	1,113	229	1,342	43	12/5/2003	1966
1062 Kikowaena Place*	Honolulu	HI	1	Land	—	1,049	599	—	—	1,049	599	1,648	210	12/5/2003	—
1122 Mapunapuna Street*	Honolulu	HI	1	Land	—	5,782	—	—	—	5,782	—	5,782	—	12/5/2003	—
113 Puuhale Road*	Honolulu	HI	1	Land	—	3,729	—	—	—	3,729	—	3,729	—	12/5/2003	—
1150 Kikowaena Street*	Honolulu	HI	1	Land	—	2,445	—	—	—	2,445	—	2,445	—	12/5/2003	—
120 Mokauea Street*	Honolulu	HI	1	Industrial	—	1,953	—	655	—	1,953	655	2,608	82	12/5/2003	1970
120 Sand Island Access Road*	Honolulu	HI	1	Industrial	—	1,130	11,307	1,298	—	1,130	12,605	13,735	4,003	11/23/2004	2004
120B Mokauea Street*	Honolulu	HI	1	Industrial	—	1,953	—	—	—	1,953	—	1,953	—	12/5/2003	1970
125 Puuhale Road*	Honolulu	HI	1	Land	—	1,630	—	—	—	1,630	—	1,630	—	12/5/2003	—
125B Puuhale Road*	Honolulu	HI	1	Land	—	2,815	—	—	—	2,815	—	2,815	—	12/5/2003	—
1330 Pali Highway*	Honolulu	HI	1	Land	—	1,423	—	—	—	1,423	—	1,423	—	12/5/2003	—
1360 Pali Highway*	Honolulu	HI	1	Land	—	9,170	—	161	—	9,170	161	9,331	92	12/5/2003	—
140 Puuhale Road*	Honolulu	HI	1	Land	—	1,100	—	—	—	1,100	—	1,100	—	12/5/2003	—
142 Mokauea Street*	Honolulu	HI	1	Industrial	—	2,182	—	1,455	—	2,182	1,455	3,637	318	12/5/2003	1972
148 Mokauea Street*	Honolulu	HI	1	Land	—	3,476	—	—	—	3,476	—	3,476	—	12/5/2003	—

SELECT INCOME REIT
SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION (CONTINUED)
December 31, 2017
(dollars in thousands)

			Number of			Initial Cost to		Costs		Gross Amount Carried at
			Buildings,			Company		Capitalized		Close of Period(4)					Original
			Land Parcels				Buildings and	Subsequent to			Buildings and		Accumulated	Date	Construction
Property	Location	State	and Easements	Property Type	Encumbrances(1)	Land	Equipment	Acquisition	Impairment	Land	Equipment	Total(2)	Depreciation(3)	Acquired	Date
150 Puuhale Road*	Honolulu	HI	1	Land	—	4,887	—	—	—	4,887	—	4,887	—	12/5/2003	—
151 Puuhale Road*	Honolulu	HI	1	Land	—	1,956	—	—	—	1,956	—	1,956	—	12/5/2003	—
158 Sand Island Access Road*	Honolulu	HI	1	Land	—	2,488	—	—	—	2,488	—	2,488	—	12/5/2003	—
165 Sand Island Access Road*	Honolulu	HI	1	Land	—	758	—	—	—	758	—	758	—	12/5/2003	—
179 Sand Island Access Road*	Honolulu	HI	1	Land	—	2,480	—	—	—	2,480	—	2,480	—	12/5/2003	—
180 Sand Island Access Road*	Honolulu	HI	1	Land	—	1,655	—	—	—	1,655	—	1,655	—	12/5/2003	—
1926 Auiki Street*	Honolulu	HI	1	Industrial	—	2,872	—	1,534	—	2,874	1,532	4,406	418	12/5/2003	1959
1931 Kahai Street*	Honolulu	HI	1	Land	—	3,779	—	—	—	3,779	—	3,779	—	12/5/2003	—
197 Sand Island Access Road*	Honolulu	HI	1	Land	—	1,238	—	—	—	1,238	—	1,238	—	12/5/2003	—
2001 Kahai Street*	Honolulu	HI	1	Land	—	1,091	—	—	—	1,091	—	1,091	—	12/5/2003	—
2019 Kahai Street*	Honolulu	HI	1	Land	—	1,377	—	—	—	1,377	—	1,377	—	12/5/2003	—
2020 Auiki Street*	Honolulu	HI	1	Land	—	2,385	—	—	—	2,385	—	2,385	—	12/5/2003	—
204 Sand Island Access Road*	Honolulu	HI	1	Land	—	1,689	—	—	—	1,689	—	1,689	—	12/5/2003	—
207 Puuhale Road*	Honolulu	HI	1	Land	—	2,024	—	—	—	2,024	—	2,024	—	12/5/2003	—
2103 Kaliawa Street*	Honolulu	HI	1	Land	—	3,212	—	—	—	3,212	—	3,212	—	12/5/2003	—
2106 Kaliawa Street*	Honolulu	HI	1	Land	—	1,568	—	169	—	1,568	169	1,737	55	12/5/2003	—
2110 Auiki Street*	Honolulu	HI	1	Land	—	837	—	—	—	837	—	837	—	12/5/2003	—
212 Mohonua Place*	Honolulu	HI	1	Land	—	1,067	—	—	—	1,067	—	1,067	—	12/5/2003	—
2122 Kaliawa Street*	Honolulu	HI	1	Land	—	1,365	—	—	—	1,365	—	1,365	—	12/5/2003	—
2127 Auiki Street*	Honolulu	HI	1	Land	—	2,906	—	97	—	2,906	97	3,003	18	12/5/2003	—
2135 Auiki Street*	Honolulu	HI	1	Land	—	825	—	—	—	825	—	825	—	12/5/2003	—
2139 Kaliawa Street*	Honolulu	HI	1	Land	—	885	—	—	—	885	—	885	—	12/5/2003	—
214 Sand Island Access Road*	Honolulu	HI	1	Industrial	—	1,864	—	403	—	1,864	403	2,267	29	12/5/2003	1981
2140 Kaliawa Street*	Honolulu	HI	1	Land	—	931	—	—	—	931	—	931	—	12/5/2003	—
2144 Auiki Street*	Honolulu	HI	1	Industrial	—	2,640	—	6,857	—	2,640	6,857	9,497	1,867	12/5/2003	1953
215 Puuhale Road*	Honolulu	HI	1	Land	—	2,117	—	—	—	2,117	—	2,117	—	12/5/2003	—
218 Mohonua Place*	Honolulu	HI	1	Land	—	1,741	—	—	—	1,741	—	1,741	—	12/5/2003	—
220 Puuhale Road*	Honolulu	HI	1	Land	—	2,619	—	—	—	2,619	—	2,619	—	12/5/2003	—
2250 Pahounui Drive*	Honolulu	HI	1	Land	—	3,862	—	—	—	3,862	—	3,862	—	12/5/2003	—
2264 Pahounui Drive*	Honolulu	HI	1	Land	—	1,632	—	—	—	1,632	—	1,632	—	12/5/2003	—
2276 Pahounui Drive*	Honolulu	HI	1	Land	—	1,619	—	—	—	1,619	—	1,619	—	12/5/2003	—

SELECT INCOME REIT
SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION (CONTINUED)
December 31, 2017
(dollars in thousands)

			Number of			Initial Cost to		Costs		Gross Amount Carried at
			Buildings,			Company		Capitalized		Close of Period(4)					Original
			Land Parcels				Buildings and	Subsequent to			Buildings and		Accumulated	Date	Construction
Property	Location	State	and Easements	Property Type	Encumbrances(1)	Land	Equipment	Acquisition	Impairment	Land	Equipment	Total(2)	Depreciation(3)	Acquired	Date
228 Mohonua Place*	Honolulu	HI	1	Land	—	1,865	—	—	—	1,865	—	1,865	—	12/5/2003	—
2308 Pahounui Drive*	Honolulu	HI	1	Land	—	3,314	—	—	—	3,314	—	3,314	—	12/5/2003	—
231 Sand Island Access Road*	Honolulu	HI	1	Land	—	752	—	—	—	752	—	752	—	12/5/2003	—
231B Sand Island Access Road*	Honolulu	HI	1	Land	—	1,539	—	—	—	1,539	—	1,539	—	12/5/2003	—
2344 Pahounui Drive*	Honolulu	HI	1	Land	—	6,709	—	—	—	6,709	—	6,709	—	12/5/2003	—
238 Sand Island Access Road*	Honolulu	HI	1	Land	—	2,273	—	—	—	2,273	—	2,273	—	12/5/2003	—
2635 Waiwai Loop A*	Honolulu	HI	1	Land	—	934	350	—	—	934	350	1,284	123	12/5/2003	—
2635 Waiwai Loop B*	Honolulu	HI	1	Land	—	1,177	105	—	—	1,177	105	1,282	37	12/5/2003	—
2760 Kam Highway*	Honolulu	HI	1	Land	—	703	—	—	—	703	—	703	—	12/5/2003	—
2804 Kilihau Street*	Honolulu	HI	1	Land	—	1,775	2	—	—	1,775	2	1,777	2	12/5/2003	—
2806 Kaihikapu Street*	Honolulu	HI	1	Land	—	1,801	—	—	—	1,801	—	1,801	—	12/5/2003	—
2808 Kam Highway*	Honolulu	HI	1	Land	—	310	—	—	—	310	—	310	—	12/5/2003	—
2809 Kaihikapu Street*	Honolulu	HI	1	Land	—	1,837	—	—	—	1,837	—	1,837	—	12/5/2003	—
2810 Paa Street*	Honolulu	HI	1	Land	—	3,340	—	—	—	3,340	—	3,340	—	12/5/2003	—
2810 Pukoloa Street*	Honolulu	HI	1	Land	—	27,699	—	—	—	27,699	—	27,699	—	12/5/2003	—
2812 Awaawaloa Street*	Honolulu	HI	1	Land	—	1,801	2	—	—	1,801	2	1,803	2	12/5/2003	—
2814 Kilihau Street*	Honolulu	HI	1	Land	—	1,925	—	—	—	1,925	—	1,925	—	12/5/2003	—
2815 Kaihikapu Street*	Honolulu	HI	1	Land	—	1,818	—	6	—	1,818	6	1,824	2	12/5/2003	—
2815 Kilihau Street*	Honolulu	HI	1	Land	—	287	—	—	—	287	—	287	—	12/5/2003	—
2816 Awaawaloa Street*	Honolulu	HI	1	Land	—	1,009	27	—	—	1,009	27	1,036	10	12/5/2003	—
2819 Mokumoa Street - A*	Honolulu	HI	1	Land	—	1,821	—	—	—	1,821	—	1,821	—	12/5/2003	—
2819 Mokumoa Street - B*	Honolulu	HI	1	Land	—	1,816	—	—	—	1,816	—	1,816	—	12/5/2003	—
2819 Pukoloa Street*	Honolulu	HI	1	Land	—	2,090	—	34	—	2,090	34	2,124	8	12/5/2003	—
2821 Kilihau Street*	Honolulu	HI	1	Land	—	287	—	—	—	287	—	287	—	12/5/2003	—
2826 Kaihikapu Street*	Honolulu	HI	1	Land	—	3,921	—	—	—	3,921	—	3,921	—	12/5/2003	—
2827 Kaihikapu Street*	Honolulu	HI	1	Land	—	1,801	—	—	—	1,801	—	1,801	—	12/5/2003	—
2828 Paa Street*	Honolulu	HI	1	Land	—	12,448	—	—	—	12,448	—	12,448	—	12/5/2003	—
2829 Awaawaloa Street*	Honolulu	HI	1	Land	—	1,720	3	—	—	1,720	3	1,723	2	12/5/2003	—
2829 Kaihikapu Street - A*	Honolulu	HI	1	Land	—	1,801	—	—	—	1,801	—	1,801	—	12/5/2003	—
2829 Kilihau Street*	Honolulu	HI	1	Land	—	287	—	—	—	287	—	287	—	12/5/2003	—
2829 Pukoloa Street*	Honolulu	HI	1	Land	—	2,088	—	—	—	2,088	—	2,088	—	12/5/2003	—

SELECT INCOME REIT
SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION (CONTINUED)
December 31, 2017
(dollars in thousands)

			Number of			Initial Cost to		Costs		Gross Amount Carried at
			Buildings,			Company		Capitalized		Close of Period(4)					Original
			Land Parcels				Buildings and	Subsequent to			Buildings and		Accumulated	Date	Construction
Property	Location	State	and Easements	Property Type	Encumbrances(1)	Land	Equipment	Acquisition	Impairment	Land	Equipment	Total(2)	Depreciation(3)	Acquired	Date
2830 Mokumoa Street*	Honolulu	HI	1	Land	—	2,146	—	—	—	2,146	—	2,146	—	12/5/2003	—
2831 Awaawaloa Street*	Honolulu	HI	1	Land	—	860	—	—	—	860	—	860	—	12/5/2003	—
2831 Kaihikapu Street*	Honolulu	HI	1	Land	—	1,272	529	55	—	1,272	584	1,856	204	12/5/2003	—
2833 Kilihau Street*	Honolulu	HI	1	Land	—	601	—	—	—	601	—	601	—	12/5/2003	—
2833 Paa Street*	Honolulu	HI	1	Land	—	1,701	—	—	—	1,701	—	1,701	—	12/5/2003	—
2833 Paa Street #2*	Honolulu	HI	1	Land	—	1,675	—	—	—	1,675	—	1,675	—	12/5/2003	—
2836 Awaawaloa Street*	Honolulu	HI	1	Land	—	1,353	—	—	—	1,353	—	1,353	—	12/5/2003	—
2838 Kilihau Street*	Honolulu	HI	1	Land	—	4,262	—	—	—	4,262	—	4,262	—	12/5/2003	—
2839 Kilihau Street*	Honolulu	HI	1	Land	—	627	—	—	—	627	—	627	—	12/5/2003	—
2839 Mokumoa Street*	Honolulu	HI	1	Land	—	1,942	—	—	—	1,942	—	1,942	—	12/5/2003	—
2840 Mokumoa Street*	Honolulu	HI	1	Land	—	2,149	—	—	—	2,149	—	2,149	—	12/5/2003	—
2841 Pukoloa Street*	Honolulu	HI	1	Land	—	2,088	—	—	—	2,088	—	2,088	—	12/5/2003	—
2844 Kaihikapu Street*	Honolulu	HI	1	Land	—	1,960	14	—	—	1,960	14	1,974	11	12/5/2003	—
2846-A Awaawaloa Street*	Honolulu	HI	1	Land	—	2,181	954	—	—	2,181	954	3,135	335	12/5/2003	—
2847 Awaawaloa Street*	Honolulu	HI	1	Land	—	582	303	—	—	582	303	885	106	12/5/2003	—
2849 Kaihikapu Street*	Honolulu	HI	1	Land	—	860	—	—	—	860	—	860	—	12/5/2003	—
2850 Awaawaloa Street*	Honolulu	HI	1	Land	—	286	172	—	—	286	172	458	61	12/5/2003	—
2850 Mokumoa Street*	Honolulu	HI	1	Land	—	2,143	—	—	—	2,143	—	2,143	—	12/5/2003	—
2850 Paa Street*	Honolulu	HI	1	Land	—	22,827	—	—	—	22,827	—	22,827	—	12/5/2003	—
2855 Kaihikapu Street*	Honolulu	HI	1	Land	—	1,807	—	—	—	1,807	—	1,807	—	12/5/2003	—
2855 Pukoloa Street*	Honolulu	HI	1	Land	—	1,934	—	—	—	1,934	—	1,934	—	12/5/2003	—
2857 Awaawaloa Street*	Honolulu	HI	1	Land	—	983	—	—	—	983	—	983	—	12/5/2003	—
2858 Kaihikapu Street*	Honolulu	HI	1	Land	—	1,801	—	—	—	1,801	—	1,801	—	12/5/2003	—
2861 Mokumoa Street*	Honolulu	HI	1	Land	—	3,867	—	—	—	3,867	—	3,867	—	12/5/2003	—
2864 Awaawaloa Street*	Honolulu	HI	1	Land	—	1,836	—	7	—	1,836	7	1,843	3	12/5/2003	—
2864 Mokumoa Street*	Honolulu	HI	1	Land	—	2,092	—	—	—	2,092	—	2,092	—	12/5/2003	—
2865 Pukoloa Street*	Honolulu	HI	1	Land	—	1,934	—	—	—	1,934	—	1,934	—	12/5/2003	—
2868 Kaihikapu Street*	Honolulu	HI	1	Land	—	1,801	—	—	—	1,801	—	1,801	—	12/5/2003	—
2869 Mokumoa Street*	Honolulu	HI	1	Land	—	1,794	—	—	—	1,794	—	1,794	—	12/5/2003	—
2875 Paa Street*	Honolulu	HI	1	Land	—	1,330	—	—	—	1,330	—	1,330	—	12/5/2003	—
2879 Mokumoa Street*	Honolulu	HI	1	Land	—	1,789	—	—	—	1,789	—	1,789	—	12/5/2003	—

SELECT INCOME REIT
SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION (CONTINUED)
December 31, 2017
(dollars in thousands)

			Number of			Initial Cost to		Costs		Gross Amount Carried at
			Buildings,			Company		Capitalized		Close of Period(4)					Original
			Land Parcels				Buildings and	Subsequent to			Buildings and		Accumulated	Date	Construction
Property	Location	State	and Easements	Property Type	Encumbrances(1)	Land	Equipment	Acquisition	Impairment	Land	Equipment	Total(2)	Depreciation(3)	Acquired	Date
2879 Paa Street*	Honolulu	HI	1	Land	—	1,691	—	45	—	1,691	45	1,736	10	12/5/2003	—
2886 Paa Street*	Honolulu	HI	1	Land	—	2,205	—	—	—	2,205	—	2,205	—	12/5/2003	—
2889 Mokumoa Street*	Honolulu	HI	1	Land	—	1,783	—	—	—	1,783	—	1,783	—	12/5/2003	—
2906 Kaihikapu Street*	Honolulu	HI	1	Land	—	1,814	2	—	—	1,814	2	1,816	1	12/5/2003	—
2908 Kaihikapu Street*	Honolulu	HI	1	Land	—	1,798	12	—	—	1,798	12	1,810	1	12/5/2003	—
2915 Kaihikapu Street*	Honolulu	HI	1	Land	—	2,579	—	—	—	2,579	—	2,579	—	12/5/2003	—
2927 Mokumoa Street*	Honolulu	HI	1	Land	—	1,778	—	—	—	1,778	—	1,778	—	12/5/2003	—
2928 Kaihikapu Street - B*	Honolulu	HI	1	Land	—	1,948	—	—	—	1,948	—	1,948	—	12/5/2003	—
2960 Mokumoa Street*	Honolulu	HI	1	Land	—	1,977	—	—	—	1,977	—	1,977	—	12/5/2003	—
2965 Mokumoa Street*	Honolulu	HI	1	Land	—	2,140	—	—	—	2,140	—	2,140	—	12/5/2003	—
2969 Mapunapuna Street*	Honolulu	HI	1	Land	—	4,038	15	—	—	4,038	15	4,053	8	12/5/2003	—
2970 Mokumoa Street*	Honolulu	HI	1	Land	—	1,722	—	—	—	1,722	—	1,722	—	12/5/2003	—
33 S. Vineyard Boulevard*	Honolulu	HI	1	Land	—	844	—	6	—	844	6	850	5	12/5/2003	—
525 N. King Street*	Honolulu	HI	1	Land	—	1,342	—	—	—	1,342	—	1,342	—	12/5/2003	—
609 Ahua Street*	Honolulu	HI	1	Land	—	616	—	8	—	616	8	624	4	12/5/2003	—
619 Mapunapuna Street*	Honolulu	HI	1	Land	—	1,401	2	12	—	1,401	14	1,415	—	12/5/2003	—
645 Ahua Street*	Honolulu	HI	1	Land	—	882	—	—	—	882	—	882	—	12/5/2003	—
659 Ahua Street*	Honolulu	HI	1	Land	—	860	20	—	—	860	20	880	15	12/5/2003	—
659 Puuloa Road*	Honolulu	HI	1	Land	—	1,807	—	—	—	1,807	—	1,807	—	12/5/2003	—
660 Ahua Street*	Honolulu	HI	1	Land	—	1,783	3	—	—	1,783	3	1,786	2	12/5/2003	—
667 Puuloa Road*	Honolulu	HI	1	Land	—	860	2	—	—	860	2	862	2	12/5/2003	—
669 Ahua Street*	Honolulu	HI	1	Land	—	1,801	14	83	—	1,801	97	1,898	37	12/5/2003	—
673 Ahua Street*	Honolulu	HI	1	Land	—	1,801	—	—	—	1,801	—	1,801	—	12/5/2003	—
675 Mapunapuna Street*	Honolulu	HI	1	Land	—	1,081	—	—	—	1,081	—	1,081	—	12/5/2003	—
679 Puuloa Road*	Honolulu	HI	1	Land	—	1,807	3	—	—	1,807	3	1,810	2	12/5/2003	—
685 Ahua Street*	Honolulu	HI	1	Land	—	1,801	—	—	—	1,801	—	1,801	—	12/5/2003	—
689 Puuloa Road*	Honolulu	HI	1	Land	—	1,801	20	—	—	1,801	20	1,821	15	12/5/2003	—
692 Mapunapuna Street*	Honolulu	HI	1	Land	—	1,798	—	—	—	1,798	—	1,798	—	12/5/2003	—
697 Ahua Street*	Honolulu	HI	1	Land	—	994	811	—	—	994	811	1,805	286	12/5/2003	—
702 Ahua Street*	Honolulu	HI	1	Land	—	1,783	4	—	—	1,783	4	1,787	3	12/5/2003	—
704 Mapunapuna Street*	Honolulu	HI	1	Land	—	2,390	685	—	—	2,390	685	3,075	241	12/5/2003	—
709 Ahua Street*	Honolulu	HI	1	Land	—	1,801	—	—	—	1,801	—	1,801	—	12/5/2003	—

SELECT INCOME REIT
SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION (CONTINUED)
December 31, 2017
(dollars in thousands)

			Number of			Initial Cost to		Costs		Gross Amount Carried at
			Buildings,			Company		Capitalized		Close of Period(4)					Original
			Land Parcels				Buildings and	Subsequent to			Buildings and		Accumulated	Date	Construction
Property	Location	State	and Easements	Property Type	Encumbrances(1)	Land	Equipment	Acquisition	Impairment	Land	Equipment	Total(2)	Depreciation(3)	Acquired	Date
719 Ahua Street*	Honolulu	HI	1	Land	—	1,960	—	—	—	1,960	—	1,960	—	12/5/2003	—
729 Ahua Street*	Honolulu	HI	1	Land	—	1,801	—	—	—	1,801	—	1,801	—	12/5/2003	—
733 Mapunapuna Street*	Honolulu	HI	1	Land	—	3,403	—	—	—	3,403	—	3,403	—	12/5/2003	—
739 Ahua Street*	Honolulu	HI	1	Land	—	1,801	—	—	—	1,801	—	1,801	—	12/5/2003	—
759 Puuloa Road*	Honolulu	HI	1	Land	—	1,766	3	—	—	1,766	3	1,769	2	12/5/2003	—
761 Ahua Street*	Honolulu	HI	1	Land	—	3,757	1	—	—	3,757	1	3,758	1	12/5/2003	—
766 Mapunapuna Street*	Honolulu	HI	1	Land	—	1,801	—	—	—	1,801	—	1,801	—	12/5/2003	—
770 Mapunapuna Street*	Honolulu	HI	1	Land	—	1,801	—	—	—	1,801	—	1,801	—	12/5/2003	—
789 Mapunapuna Street*	Honolulu	HI	1	Land	—	2,608	3	—	—	2,608	3	2,611	2	12/5/2003	—
80 Sand Island Access Road*	Honolulu	HI	1	Land	—	7,972	—	—	—	7,972	—	7,972	—	12/5/2003	—
803 Ahua Street*	Honolulu	HI	1	Land	—	3,804	—	—	—	3,804	—	3,804	—	12/5/2003	—
808 Ahua Street*	Honolulu	HI	1	Land	—	3,279	—	—	—	3,279	—	3,279	—	12/5/2003	—
812 Mapunapuna Street*	Honolulu	HI	1	Land	—	1,960	25	628	—	2,613	—	2,613	—	12/5/2003	—
819 Ahua Street*	Honolulu	HI	1	Land	—	4,821	583	30	—	4,821	613	5,434	215	12/5/2003	—
822 Mapunapuna Street*	Honolulu	HI	1	Land	—	1,795	15	—	—	1,795	15	1,810	12	12/5/2003	—
830 Mapunapuna Street*	Honolulu	HI	1	Land	—	1,801	25	—	—	1,801	25	1,826	18	12/5/2003	—
842 Mapunapuna Street*	Honolulu	HI	1	Land	—	1,795	14	—	—	1,795	14	1,809	10	12/5/2003	—
846 Ala Lilikoi Boulevard B*	Honolulu	HI	1	Land	—	234	—	—	—	234	—	234	—	12/5/2003	—
848 Ala Lilikoi Boulevard A*	Honolulu	HI	1	Land	—	9,426	—	—	—	9,426	—	9,426	—	12/5/2003	—
850 Ahua Street*	Honolulu	HI	1	Land	—	2,682	2	—	—	2,682	2	2,684	2	12/5/2003	—
852 Mapunapuna Street*	Honolulu	HI	1	Land	—	1,801	—	—	—	1,801	—	1,801	—	12/5/2003	—
855 Ahua Street*	Honolulu	HI	1	Land	—	1,834	—	—	—	1,834	—	1,834	—	12/5/2003	—
855 Mapunapuna Street*	Honolulu	HI	1	Land	—	3,265	—	—	—	3,265	—	3,265	—	12/5/2003	—
865 Ahua Street*	Honolulu	HI	1	Land	—	1,846	—	—	—	1,846	—	1,846	—	12/5/2003	—
889 Ahua Street*	Honolulu	HI	1	Land	—	5,888	315	—	—	5,888	315	6,203	40	11/21/2012	—
905 Ahua Street*	Honolulu	HI	1	Land	—	1,148	—	—	—	1,148	—	1,148	—	12/5/2003	—
918 Ahua Street*	Honolulu	HI	1	Land	—	3,820	—	—	—	3,820	—	3,820	—	12/5/2003	—
930 Mapunapuna Street*	Honolulu	HI	1	Land	—	3,654	—	—	—	3,654	—	3,654	—	12/5/2003	—
944 Ahua Street*	Honolulu	HI	1	Land	—	1,219	—	—	—	1,219	—	1,219	—	12/5/2003	—
949 Mapunapuna Street*	Honolulu	HI	1	Land	—	11,568	—	—	—	11,568	—	11,568	—	12/5/2003	—
950 Mapunapuna Street*	Honolulu	HI	1	Land	—	1,724	—	—	—	1,724	—	1,724	—	12/5/2003	—

SELECT INCOME REIT
SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION (CONTINUED)
December 31, 2017
(dollars in thousands)

			Number of			Initial Cost to		Costs		Gross Amount Carried at
			Buildings,			Company		Capitalized		Close of Period(4)					Original
			Land Parcels				Buildings and	Subsequent to			Buildings and		Accumulated	Date	Construction
Property	Location	State	and Easements	Property Type	Encumbrances(1)	Land	Equipment	Acquisition	Impairment	Land	Equipment	Total(2)	Depreciation(3)	Acquired	Date
960 Ahua Street*	Honolulu	HI	1	Land	—	614	—	—	—	614	—	614	—	12/5/2003	—
960 Mapunapuna Street*	Honolulu	HI	1	Land	—	1,933	—	—	—	1,933	—	1,933	—	12/5/2003	—
970 Ahua Street*	Honolulu	HI	1	Land	—	817	—	—	—	817	—	817	—	12/5/2003	—
91-008 Hanua	Kapolei	HI	1	Land	—	3,541	—	15	—	3,541	15	3,556	2	6/15/2005	—
91-027 Kaomi Loop*	Kapolei	HI	1	Land	—	2,667	—	—	—	2,667	—	2,667	—	6/15/2005	—
91-064 Kaomi Loop*	Kapolei	HI	1	Land	—	1,826	—	—	—	1,826	—	1,826	—	6/15/2005	—
91-080 Hanua*	Kapolei	HI	1	Land	—	2,187	—	—	—	2,187	—	2,187	—	6/15/2005	—
91-083 Hanua*	Kapolei	HI	1	Land	—	716	—	—	—	716	—	716	—	6/15/2005	—
91-086 Kaomi Loop*	Kapolei	HI	1	Land	—	13,884	—	—	—	13,884	—	13,884	—	6/15/2005	—
91-087 Hanua*	Kapolei	HI	1	Land	—	381	—	—	—	381	—	381	—	6/15/2005	—
91-091 Hanua*	Kapolei	HI	1	Land	—	552	—	—	—	552	—	552	—	6/15/2005	—
91-102 Kaomi Loop*	Kapolei	HI	1	Land	—	1,599	—	—	—	1,599	—	1,599	—	6/15/2005	—
91-110 Kaomi Loop*	Kapolei	HI	1	Land	—	1,293	—	—	—	1,293	—	1,293	—	6/15/2005	—
91-119 Olai*	Kapolei	HI	1	Land	—	1,981	—	—	—	1,981	—	1,981	—	6/15/2005	—
91-120 Kauhi*	Kapolei	HI	1	Land	—	567	—	—	—	567	—	567	—	6/15/2005	—
91-141 Kalaeloa*	Kapolei	HI	1	Land	—	11,624	—	—	—	11,624	—	11,624	—	6/15/2005	—
91-150 Kaomi Loop*	Kapolei	HI	1	Land	—	3,159	—	—	—	3,159	—	3,159	—	6/15/2005	—
91-171 Olai*	Kapolei	HI	1	Land	—	218	—	12	—	218	12	230	—	6/15/2005	—
91-174 Olai*	Kapolei	HI	1	Land	—	962	—	47	—	962	47	1,009	13	6/15/2005	—
91-175 Olai*	Kapolei	HI	1	Land	—	1,243	—	43	—	1,243	43	1,286	15	6/15/2005	—
91-185 Kalaeloa*	Kapolei	HI	1	Land	—	1,761	—	—	—	1,761	—	1,761	—	6/15/2005	—
91-202 Kalaeloa*	Kapolei	HI	1	Industrial	—	1,722	—	326	—	1,722	326	2,048	37	6/15/2005	1964
91-209 Kuhela	Kapolei	HI	1	Land	—	1,352	—	26	—	1,352	26	1,378	—	6/15/2005	—
91-210 Olai*	Kapolei	HI	1	Land	—	706	—	—	—	706	—	706	—	6/15/2005	—
91-218 Olai*	Kapolei	HI	1	Land	—	1,622	—	62	—	1,622	62	1,684	14	6/15/2005	—
91-220 Kalaeloa*	Kapolei	HI	1	Industrial	—	242	1,457	172	—	242	1,629	1,871	492	6/15/2005	1991
91-222 Olai*	Kapolei	HI	1	Land	—	2,035	—	—	—	2,035	—	2,035	—	6/15/2005	—
91-238 Kauhi*	Kapolei	HI	1	Industrial	—	1,390	—	9,209	—	1,390	9,209	10,599	2,374	6/15/2005	1981
91-241 Kalaeloa*	Kapolei	HI	1	Industrial	—	426	3,983	828	—	426	4,811	5,237	1,434	6/15/2005	1990
91-250 Komohana*	Kapolei	HI	1	Land	—	1,506	—	—	—	1,506	—	1,506	—	6/15/2005	—
91-252 Kauhi*	Kapolei	HI	1	Land	—	536	—	—	—	536	—	536	—	6/15/2005	—

SELECT INCOME REIT
SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION (CONTINUED)
December 31, 2017
(dollars in thousands)

			Number of			Initial Cost to		Costs		Gross Amount Carried at
			Buildings,			Company		Capitalized		Close of Period(4)					Original
			Land Parcels				Buildings and	Subsequent to			Buildings and		Accumulated	Date	Construction
Property	Location	State	and Easements	Property Type	Encumbrances(1)	Land	Equipment	Acquisition	Impairment	Land	Equipment	Total(2)	Depreciation(3)	Acquired	Date
91-255 Hanua*	Kapolei	HI	1	Land	—	1,230	—	44	—	1,230	44	1,274	25	6/15/2005	—
91-259 Olai*	Kapolei	HI	1	Land	—	2,944	—	—	—	2,944	—	2,944	—	6/15/2005	—
91-265 Hanua*	Kapolei	HI	1	Land	—	1,569	—	—	—	1,569	—	1,569	—	6/15/2005	—
91-300 Hanua*	Kapolei	HI	1	Land	—	1,381	—	—	—	1,381	—	1,381	—	6/15/2005	—
91-329 Kauhi*	Kapolei	HI	1	Industrial	—	294	2,297	2,236	—	294	4,533	4,827	1,181	6/15/2005	1980
91-349 Kauhi*	Kapolei	HI	1	Land	—	649	—	—	—	649	—	649	—	6/15/2005	—
91-399 Kauhi*	Kapolei	HI	1	Land	—	27,405	—	—	—	27,405	—	27,405	—	6/15/2005	—
91-400 Komohana*	Kapolei	HI	1	Land	—	1,494	—	—	—	1,494	—	1,494	—	6/15/2005	—
91-410 Komohana*	Kapolei	HI	1	Land	—	418	—	11	—	418	11	429	—	6/15/2005	—
91-416 Komohana*	Kapolei	HI	1	Land	—	713	—	11	—	713	11	724	—	6/15/2005	—
AES HI Easement*	Kapolei	HI	1	Land	—	1,250	—	—	—	1,250	—	1,250	—	6/15/2005	—
Other Easements & Lots*	Kapolei	HI	1	Land	—	358	—	1,246	—	358	1,246	1,604	285	6/15/2005	—
Tesaro 967 Easement*	Kapolei	HI	1	Land	—	6,593	—	—	—	6,593	—	6,593	—	6/15/2005	—
Texaco Easement*	Kapolei	HI	1	Land	—	2,653	—	—	—	2,653	—	2,653	—	6/15/2005	—
94-240 Pupuole Street*	Waipahu	HI	1	Land	—	717	—	—	—	717	—	717	—	12/5/2003	—
5500 SE Delaware Avenue*	Ankeny	IA	1	Industrial	—	2,200	16,994	—	—	2,200	16,994	19,194	1,239	1/29/2015	2012
951 Trails Road*	Eldridge	IA	1	Industrial	—	470	7,480	745	—	470	8,225	8,695	2,109	4/2/2007	1994
8305 NW 62nd Avenue	Johnston	IA	1	Office	—	2,500	31,508	—	—	2,500	31,508	34,008	2,297	1/29/2015	2011
2300 N 33rd Avenue*	Newton	IA	1	Industrial	—	500	13,236	404	—	500	13,640	14,140	3,098	9/29/2008	2008
7121 South Fifth Avenue*	Pocatello	ID	1	Industrial	—	400	4,201	145	—	400	4,346	4,746	310	1/29/2015	2007
400 South Jefferson Street	Chicago	IL	1	Office	50,120	17,200	73,279	—	—	17,200	73,279	90,479	5,343	1/29/2015	1947
1230 West 171st Street*	Harvey	IL	1	Industrial	—	800	1,673	—	—	800	1,673	2,473	122	1/29/2015	2004
475 Bond Street	Lincolnshire	IL	1	Industrial	—	4,900	16,058	—	—	4,900	16,058	20,958	1,171	1/29/2015	2000
1415 West Diehl Road	Naperville	IL	1	Office	—	13,757	174,718	—	—	13,757	174,718	188,475	16,380	4/1/2014	2001
5156 American Road*	Rockford	IL	1	Industrial	—	400	1,529	—	—	400	1,529	1,929	111	1/29/2015	1996
440 North Fairway Drive	Vernon Hills	IL	1	Office	—	4,095	9,882	—	—	4,095	9,882	13,977	1,050	10/15/2013	1992
7601 Genesys Way	Indianapolis	IN	1	Office	—	1,421	10,832	—	—	1,421	10,832	12,253	113	7/19/2017	2003
7635 Genesys Way	Indianapolis	IN	1	Office	—	1,858	14,368	—	—	1,858	14,368	16,226	150	7/19/2017	2008
400 SW 8th Avenue	Topeka	KS	1	Office	—	1,300	15,918	456	—	1,300	16,374	17,674	2,201	7/30/2012	1983
1101 Pacific Avenue	Erlanger	KY	1	Office	—	1,288	9,545	1,467	—	1,288	11,012	12,300	4,140	6/30/2003	1999
1061 Pacific Avenue	Erlanger	KY	—	Land	—	732	—	—	—	732	—	732	—	6/30/2003	—

SELECT INCOME REIT
SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION (CONTINUED)
December 31, 2017
(dollars in thousands)

			Number of			Initial Cost to		Costs		Gross Amount Carried at
			Buildings,			Company		Capitalized		Close of Period(4)					Original
			Land Parcels				Buildings and	Subsequent to			Buildings and		Accumulated	Date	Construction
Property	Location	State	and Easements	Property Type	Encumbrances(1)	Land	Equipment	Acquisition	Impairment	Land	Equipment	Total(2)	Depreciation(3)	Acquired	Date
17200 Manchac Park Lane*	Baton Rouge	LA	1	Industrial	—	1,700	8,860	—	—	1,700	8,860	10,560	646	1/29/2015	2014
209 South Bud Street*	Lafayette	LA	1	Industrial	—	700	4,549	9	—	700	4,558	5,258	332	1/29/2015	2010
300 Billerica Road	Chelmsford	MA	1	Office	—	2,009	6,727	20	—	2,009	6,747	8,756	883	9/27/2012	1984
330 Billerica Road	Chelmsford	MA	1	Office	—	1,410	7,322	1,187	—	1,410	8,509	9,919	1,356	1/18/2011	1984
111 Powdermill Road	Maynard	MA	1	Office	—	3,603	26,180	128	(12,651)	2,909	14,351	17,260	161	3/30/2007	1990
314 Littleton Road	Westford	MA	1	Office	—	3,500	30,444	—	—	3,500	30,444	33,944	2,220	1/29/2015	2007
7001 Columbia Gateway Drive	Columbia	MD	1	Office	—	3,700	24,592	—	—	3,700	24,592	28,292	3,074	12/21/2012	2008
4000 Principio Parkway*	North East	MD	1	Industrial	—	4,200	71,518	610	—	4,200	72,128	76,328	5,216	1/29/2015	2012
3550 Green Court	Ann Arbor	MI	1	Office	—	2,877	9,081	1,060	—	2,877	10,141	13,018	1,354	12/21/2012	1998
3800 Midlink Drive*	Kalamazoo	MI	1	Industrial	—	2,630	40,599	—	—	2,630	40,599	43,229	2,960	1/29/2015	2014
2401 Cram Avenue SE*	Bemidji	MN	1	Industrial	—	100	2,137	—	—	100	2,137	2,237	156	1/29/2015	2013
110 Stanbury Industrial Drive*	Brookfield	MO	1	Industrial	—	200	1,859	—	—	200	1,859	2,059	136	1/29/2015	2012
2555 Grand Boulevard	Kansas City	MO	1	Office	—	4,263	73,891	915	—	4,263	74,806	79,069	4,487	7/31/2015	2003
628 Patton Avenue*	Asheville	NC	1	Industrial	—	500	1,514	—	—	500	1,514	2,014	110	1/29/2015	1994
2300 Yorkmont Road	Charlotte	NC	1	Office	—	637	22,351	2,600	—	637	24,951	25,588	1,738	1/29/2015	1995
2400 Yorkmont Road	Charlotte	NC	1	Office	—	563	19,722	2,550	—	563	22,272	22,835	1,549	1/29/2015	1995
3900 NE 6th Street*	Minot	ND	1	Industrial	—	700	3,223	—	—	700	3,223	3,923	235	1/29/2015	2013
1415 West Commerce Way*	Lincoln	NE	1	Industrial	—	2,200	8,518	—	—	2,200	8,518	10,718	621	1/29/2015	1971
18010 and 18020 Burt Street	Omaha	NE	2	Office	—	2,600	47,226	16	—	2,600	47,242	49,842	3,444	1/29/2015	2012
309 Dulty's Lane*	Burlington	NJ	1	Industrial	—	1,600	51,400	—	—	1,600	51,400	53,000	3,747	1/29/2015	2001
500 Charles Ewing Boulevard	Ewing	NJ	1	Office	—	5,300	69,074	—	—	5,300	69,074	74,374	5,037	1/29/2015	2012
725 Darlington Avenue*	Mahwah	NJ	1	Industrial	—	8,492	9,451	694	—	8,492	10,145	18,637	901	4/9/2014	1999
299 Jefferson Road	Parsippany	NJ	1	Office	—	4,900	25,987	177	—	4,900	26,164	31,064	1,903	1/29/2015	2011
One Jefferson Road	Parsippany	NJ	1	Office	—	4,188	14,919	50	—	4,188	14,969	19,157	808	11/13/2015	2009
2375 East Newlands Road*	Fernley	NV	1	Industrial	—	1,100	17,314	286	—	1,100	17,600	18,700	1,285	1/29/2015	2007
55 Commerce Avenue*	Albany	NY	1	Industrial	—	1,000	10,105	179	—	1,000	10,284	11,284	750	1/29/2015	2013
8687 Carling Road	Liverpool	NY	1	Office	—	375	3,265	1,924	—	375	5,189	5,564	1,509	1/6/2006	1997
1212 Pittsford - Victor Road	Pittsford	NY	1	Office	—	528	3,755	1,248	—	528	5,003	5,531	1,469	11/30/2004	1965
500 Canal View Boulevard	Rochester	NY	1	Office	—	1,462	12,482	259	—	1,462	12,741	14,203	3,752	1/6/2006	1996
32150 Just Imagine Drive*	Avon	OH	1	Industrial	—	2,200	23,280	—	—	2,200	23,280	25,480	4,995	5/29/2009	1996
1415 Industrial Drive*	Chillicothe	OH	1	Industrial	—	1,200	3,265	—	—	1,200	3,265	4,465	238	1/29/2015	2012

SELECT INCOME REIT
SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION (CONTINUED)
December 31, 2017
(dollars in thousands)

			Number of			Initial Cost to		Costs		Gross Amount Carried at
			Buildings,			Company		Capitalized		Close of Period(4)					Original
			Land Parcels				Buildings and	Subsequent to			Buildings and		Accumulated	Date	Construction
Property	Location	State	and Easements	Property Type	Encumbrances(1)	Land	Equipment	Acquisition	Impairment	Land	Equipment	Total(2)	Depreciation(3)	Acquired	Date
2231 Schrock Road	Columbus	OH	1	Office	—	700	4,472	461	—	700	4,933	5,633	341	1/29/2015	1999
5300 Centerpoint Parkway*	Groveport	OH	1	Industrial	—	2,700	29,863	—	—	2,700	29,863	32,563	2,178	1/29/2015	2014
200 Orange Point Drive*	Lewis Center	OH	1	Industrial	—	1,300	8,613	—	—	1,300	8,613	9,913	628	1/29/2015	2013
301 Commerce Drive*	South Point	OH	1	Industrial	—	600	4,530	—	—	600	4,530	5,130	330	1/29/2015	2013
2820 State Highway 31*	McAlester	OK	1	Industrial	—	581	2,237	4,094	—	581	6,331	6,912	196	1/29/2015	2012
501 Ridge Avenue	Hanover	PA	1	Industrial	—	4,800	22,200	30	—	4,800	22,230	27,030	5,163	9/24/2008	1948
8800 Tinicum Boulevard	Philadelphia	PA	1	Office	41,000	3,900	67,116	304	—	3,900	67,420	71,320	4,899	1/29/2015	2000
9680 Old Bailes Road	Fort Mill	SC	1	Office	—	800	8,057	—	—	800	8,057	8,857	587	1/29/2015	2007
996 Paragon Way*	Rock Hill	SC	1	Industrial	—	2,600	35,920	—	—	2,600	35,920	38,520	2,619	1/29/2015	2014
510 John Dodd Road*	Spartanburg	SC	1	Industrial	—	3,300	57,998	—	—	3,300	57,998	61,298	4,228	1/29/2015	2012
4836 Hickory Hill Road*	Memphis	TN	1	Industrial	—	1,402	10,769	527	—	1,402	11,296	12,698	829	12/23/2014	1984
2020 Joe B. Jackson Parkway*	Murfreesboro	TN	1	Industrial	—	7,500	55,259	—	—	7,500	55,259	62,759	4,028	1/29/2015	2012
16001 North Dallas Parkway	Addison	TX	2	Office	—	10,107	95,124	1,081	—	10,107	96,205	106,312	11,767	1/16/2013	1987
2115-2116 East Randol Mill Road	Arlington	TX	1	Office	—	2,100	9,769	1,373	—	2,100	11,142	13,242	1,142	1/29/2015	1989
Research Park-Cisco Building 3	Austin	TX	1	Industrial	—	539	4,849	578	—	539	5,427	5,966	2,389	6/16/1999	1999
Research Park-Cisco Building 4	Austin	TX	1	Industrial	—	902	8,158	947	—	902	9,105	10,007	4,066	6/16/1999	1999
1001 Noble Energy Way	Houston	TX	1	Office	—	3,500	118,128	566	—	3,500	118,694	122,194	8,631	1/29/2015	1998
10451 Clay Road	Houston	TX	1	Office	—	5,200	21,812	—	—	5,200	21,812	27,012	1,590	1/29/2015	2013
202 North Castlegory Road	Houston	TX	1	Office	—	887	12,594	—	—	887	12,594	13,481	210	5/12/2017	2016
6380 Rogerdale Road	Houston	TX	1	Office	—	13,600	33,228	104	—	13,600	33,332	46,932	2,426	1/29/2015	2006
4221 W. John Carpenter Freeway	Irving	TX	1	Office	—	542	4,879	257	—	542	5,136	5,678	2,601	3/19/1998	1995
8675,8701-8711 Freeport Pkwy and 8901 Esters Blvd	Irving	TX	3	Office	—	12,300	69,310	—	—	12,300	69,310	81,610	5,054	1/29/2015	1990
1511 East Common Street	New Braunfels	TX	1	Office	—	2,700	11,712	—	—	2,700	11,712	14,412	854	1/29/2015	2005
2900 West Plano Parkway	Plano	TX	1	Office	—	5,200	22,291	—	—	5,200	22,291	27,491	1,625	1/29/2015	1998
3400 West Plano Parkway	Plano	TX	1	Office	—	3,000	31,392	56	—	3,000	31,448	34,448	2,289	1/29/2015	1994
19100 Ridgewood Parkway	San Antonio	TX	1	Office	—	4,600	187,539	399	—	4,600	187,938	192,538	13,704	1/29/2015	2008
3600 Wiseman Boulevard	San Antonio	TX	1	Office	—	3,197	12,175	86	—	3,197	12,261	15,458	1,455	3/19/2013	2004
1800 Novell Place	Provo	UT	1	Office	—	6,700	78,940	—	—	6,700	78,940	85,640	11,019	6/1/2012	2000
4885-4931 North 300 West	Provo	UT	2	Office	—	3,400	25,938	—	—	3,400	25,938	29,338	3,134	2/28/2013	2009
1095 South 4800 West*	Salt Lake City	UT	1	Industrial	—	1,500	6,913	—	—	1,500	6,913	8,413	504	1/29/2015	2012

SELECT INCOME REIT
SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION (CONTINUED)
December 31, 2017
(dollars in thousands)

			Number of			Initial Cost to		Costs		Gross Amount Carried at
			Buildings,			Company		Capitalized		Close of Period(4)					Original
			Land Parcels				Buildings and	Subsequent to			Buildings and		Accumulated	Date	Construction
Property	Location	State	and Easements	Property Type	Encumbrances(1)	Land	Equipment	Acquisition	Impairment	Land	Equipment	Total(2)	Depreciation(3)	Acquired	Date
1901 Meadowville Technology Parkway*	Chester	VA	1	Industrial	49,427	4,000	67,511	—	—	4,000	67,511	71,511	4,922	1/29/2015	2012
Two Commercial Place	Norfolk	VA	1	Office	—	4,497	32,505	—	—	4,497	32,505	37,002	542	4/28/2017	1974
1910 East Parham Road	Richmond	VA	1	Office	—	778	2,362	12	—	778	2,374	3,152	143	7/20/2015	1989
1920 East Parham Road	Richmond	VA	1	Office	—	916	2,780	174	—	916	2,954	3,870	173	7/20/2015	1989
1950 East Parham Road	Richmond	VA	1	Office	—	708	2,148	—	—	708	2,148	2,856	130	7/20/2015	2012
501 South 5th Street	Richmond	VA	1	Office	—	13,849	109,823	250	—	13,849	110,073	123,922	12,358	7/2/2013	2009
9201 Forest Hill Avenue	Richmond	VA	1	Office	—	1,270	4,824	—	—	1,270	4,824	6,094	151	10/12/2016	1985
1751 Blue Hills Drive	Roanoke	VA	1	Industrial	—	4,300	19,236	224	—	4,300	19,460	23,760	1,472	1/29/2015	2003
45101 Warp Drive	Sterling	VA	1	Office	—	4,336	29,910	52	—	4,336	29,962	34,298	3,805	11/29/2012	2001
45201 Warp Drive	Sterling	VA	1	Office	—	2,735	16,198	—	—	2,735	16,198	18,933	2,058	11/29/2012	2000
45301 Warp Drive	Sterling	VA	1	Office	—	2,803	16,130	—	—	2,803	16,130	18,933	2,050	11/29/2012	2000
181 Battaile Drive*	Winchester	VA	1	Industrial	—	1,487	12,854	—	—	1,487	12,854	14,341	3,764	4/20/2006	1987
351, 401, 501 Elliott Ave West	Seattle	WA	3	Office	70,238	34,999	94,407	782	—	34,999	95,189	130,188	6,906	1/29/2015	2000

			365		$210,785	$1,041,806	$3,125,978	$64,732	$(12,651)	$1,041,767	$3,178,098	$4,219,865	$314,249
Properties Held For Sale
91-150 Hanua	Kapolei	HI	1	Land	$—	$5,829	$—	$—	$—	$5,829	$—	$5,829	$—	6/15/2005	—
			366		$210,785	$1,047,635	$3,125,978	$64,732	$(12,651)	$1,047,596	$3,178,098	$4,225,694	$314,249

(1)	Represents mortgage debt and includes the unamortized balance of the fair value adjustments and debt issuance costs totaling $35.

(2)	Excludes value of real estate intangibles.

(3)	Depreciation on buildings and improvements is provided for periods ranging up to 40 years and on equipment up to 12 years.

(4)	The total aggregate cost for U.S. federal income tax purposes is approximately $4,600,064.
* Owned by ILPT.

SELECT INCOME REIT
SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION (CONTINUED)
December 31, 2017
(dollars in thousands)
Analysis of the carrying amount of real estate properties and accumulated depreciation:

	Real Estate	Accumulated
	Properties	Depreciation
Balance at December 31, 2014	$1,866,843	$(94,333)
Additions	2,254,827	(72,448)
Disposals	(2,002)	2,002
Balance at December 31, 2015	4,119,668	(164,779)
Additions	28,538	(78,151)
Asset impairment	(5,484)	—
Disposals	(302)	302
Balance at December 31, 2016	4,142,420	(242,628)
Additions	92,029	(80,239)
Asset impairment	(229)	—
Disposals	(1,680)	1,680
Cost basis adjustment (1)	(6,846)	6,938
Reclassification of property held for sale	(5,829)	—
Balance at December 31, 2017	$4,219,865	$(314,249)

(1)	Represents the reclassification between accumulated depreciation and building made to a property at fair value, that was previously classified as held for sale, in accordance with GAAP.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SELECT INCOME REIT

By:	/s/ David M. Blackman
David M. Blackman President and Chief Operating Officer

Dated: February 16, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ David M. Blackman	President and Chief Operating Officer (principal	February 16, 2018
David M. Blackman	executive officer)

/s/ John C. Popeo	Chief Financial Officer and Treasurer (principal	February 16, 2018
John C. Popeo	financial officer and principal accounting officer)

/s/ Adam D. Portnoy	Managing Trustee	February 16, 2018
Adam D. Portnoy

/s/ Barry M. Portnoy	Managing Trustee	February 16, 2018
Barry M. Portnoy

/s/ Donna D. Fraiche	Independent Trustee	February 16, 2018
Donna D. Fraiche

/s/ William A. Lamkin	Independent Trustee	February 16, 2018
William A. Lamkin

/s/ Jeffrey P. Somers	Independent Trustee	February 16, 2018
Jeffrey P. Somers