Form 10-Q
period 2018-03-31
SELECT INCOME REIT
filed 2018-05-01
CIK 1537667

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

Number of registrant’s common shares of beneficial interest, $.01 par value per share, outstanding as of April 30, 2018: 89,489,754

SELECT INCOME REIT

FORM 10-Q

March 31, 2018

References to and data for “the Company”, “SIR”, “we”, “us” or “our” in this Quarterly Report on Form 10-Q refer to and include data for Select Income REIT and its consolidated subsidiaries, including its majority owned subsidiary Industrial Logistics Properties Trust and its consolidated subsidiaries, or ILPT, which was SIR's wholly owned subsidiary for all periods until January 17, 2018, unless the context indicates otherwise.

ILPT is itself a public company having common shares registered under the Securities Exchange Act of 1934, as amended. For further information about ILPT, see ILPT’s periodic reports and other filings with the Securities and Exchange Commission, or SEC, which are available at the SEC’s website, www.sec.gov. References in this Quarterly Report on Form 10-Q to ILPT’s filings with the SEC are included as textual references only, and the information in ILPT’s filings with the SEC is not incorporated by reference into this Quarterly Report on Form 10-Q unless otherwise expressly stated herein.

PART I Financial Information

Item 1.  Financial Statements

SELECT INCOME REIT

CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except per share data)
(unaudited)

	March 31,	December 31,
	2018	2017
ASSETS
Real estate properties:
Land	$1,041,767	$1,041,767
Buildings and improvements	3,180,492	3,178,098
	4,222,259	4,219,865
Accumulated depreciation	(334,159)	(314,249)
	3,888,100	3,905,616
Properties held for sale	5,829	5,829
Acquired real estate leases, net	461,577	477,577
Cash and cash equivalents	30,884	658,719
Restricted cash	1,612	178
Rents receivable, including straight line rents of $125,567 and $122,010, respectively, net of allowance for doubtful accounts of $1,797 and $1,396, respectively	131,445	127,672
Deferred leasing costs, net	14,459	14,295
Other assets, net	135,103	113,144
Total assets	$4,669,009	$5,303,030

LIABILITIES AND SHAREHOLDERS' EQUITY
Unsecured revolving credit facility	$107,000	$—
ILPT revolving credit facility	302,000	750,000
Unsecured term loan, net	—	348,870
Senior unsecured notes, net	1,428,571	1,777,425
Mortgage notes payable, net	210,749	210,785
Accounts payable and other liabilities	86,092	101,352
Assumed real estate lease obligations, net	66,577	68,783
Rents collected in advance	21,099	15,644
Security deposits	8,412	8,346
Due to related persons	10,065	30,006
Total liabilities	2,240,565	3,311,211

Commitments and contingencies

Shareholders' equity:
Shareholders' equity attributable to SIR:
Common shares of beneficial interest, $.01 par value: 125,000,000 shares authorized; 89,486,754 and 89,487,371 shares issued and outstanding, respectively	895	895
Additional paid in capital	2,311,923	2,180,896
Cumulative net income	592,826	508,213
Cumulative other comprehensive income	1,440	52,665
Cumulative common distributions	(796,489)	(750,850)
Total shareholders' equity attributable to SIR	2,110,595	1,991,819
Noncontrolling interest in consolidated subsidiary	317,849	—
Total shareholders' equity	2,428,444	1,991,819
Total liabilities and shareholders' equity	$4,669,009	$5,303,030

See accompanying notes

SELECT INCOME REIT

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(amounts in thousands, except per share data)
(unaudited)

	Three Months Ended March 31,
	2018	2017

REVENUES:
Rental income	$99,755	$97,344
Tenant reimbursements and other income	20,874	18,950
Total revenues	120,629	116,294

EXPENSES:
Real estate taxes	11,788	10,843
Other operating expenses	15,282	12,867
Depreciation and amortization	34,946	33,740
General and administrative	13,941	14,901
Write-off of straight line rents receivable, net	—	12,517
Loss on asset impairment	—	4,047
Total expenses	75,957	88,915

Operating income	44,672	27,379

Dividend income	397	397
Unrealized gain on equity securities	16,900	—
Interest income	510	13
Interest expense (including net amortization of debt issuance costs, premiums and discounts of $1,764 and $1,404, respectively)	(23,492)	(21,087)
Loss on early extinguishment of debt	(1,192)	—
Income before income tax expense and equity in earnings of an investee	37,795	6,702
Income tax expense	(160)	(102)
Equity in earnings of an investee	44	128
Net income	37,679	6,728
Net income allocated to noncontrolling interest	(4,479)	—
Net income attributed to SIR	$33,200	$6,728

Net income	$37,679	$6,728
Other comprehensive income:
Unrealized gain on investment in available for sale securities	—	15,868
Unrealized gain on interest rate swap	281	131
Equity in unrealized (loss) gain of an investee	(93)	122
Other comprehensive income	188	16,121
Comprehensive income	37,867	22,849
Comprehensive income allocated to noncontrolling interest	(4,479)	—
Comprehensive income attributed to SIR	$33,388	$22,849

Weighted average common shares outstanding - basic	89,382	89,331
Weighted average common shares outstanding - diluted	89,390	89,348

Net income attributed to SIR per common share - basic and diluted	$0.37	$0.08

See accompanying notes

SELECT INCOME REIT

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(unaudited)

	Three Months Ended March 31,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$37,679	$6,728
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	20,256	19,862
Net amortization of debt issuance costs, premiums and discounts	1,764	1,404
Amortization of acquired real estate leases and assumed real estate lease obligations	13,794	13,109
Amortization of deferred leasing costs	443	410
Write-off of straight line rents and provision for losses on rents receivable	400	12,454
Straight line rental income	(3,556)	(5,391)
Loss on asset impairment	—	4,047
Loss on early extinguishment of debt	1,192	—
Other non-cash expenses, net	(502)	(311)
Unrealized gain on equity securities	(16,900)	—
Equity in earnings of an investee	(44)	(128)
Change in assets and liabilities:
Rents receivable	(617)	1,599
Deferred leasing costs	(448)	(1,346)
Other assets	(1,642)	(5,510)
Accounts payable and other liabilities	(15,833)	(17,519)
Rents collected in advance	5,455	(137)
Security deposits	66	193
Due to related persons	(19,941)	7,743
Net cash provided by operating activities	21,566	37,207

CASH FLOWS FROM INVESTING ACTIVITIES:
Real estate acquisitions and deposits	—	(5,977)
Real estate improvements	(1,438)	(4,559)
Net cash used in investing activities	(1,438)	(10,536)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common shares in subsidiary, net	444,309	—
Repayments of mortgage notes payable	—	(89)
Borrowings under revolving credit facilities	134,000	80,000
Repayments of revolving credit facilities	(475,000)	(65,000)
Payment of debt issuance costs	(4,183)	—
Repayment of term loan	(350,000)	—
Repayment of senior unsecured notes	(350,000)	—
Distributions to common shareholders	(45,639)	(45,608)
Repurchase of common shares	(16)	—
Net cash used in financing activities	(646,529)	(30,697)

Decrease in cash, cash equivalents and restricted cash	(626,401)	(4,026)
Cash, cash equivalents and restricted cash at beginning of period	658,897	22,171
Cash, cash equivalents and restricted cash at end of period	$32,496	$18,145

SUPPLEMENTAL DISCLOSURES:
Interest paid	$33,670	$33,233
Income taxes paid	$—	$(30)

See accompany notes

SELECT INCOME REIT

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(dollars in thousands)
(unaudited)

SUPPLEMENTAL DISCLOSURE OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH:

The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the condensed consolidated balance sheets to the amounts shown in the condensed consolidated statements of cash flows:

	As of March 31,
	2018	2017
Cash and cash equivalents	$30,884	$18,101
Restricted cash	1,612	44
Total cash and cash equivalents and restricted cash shown in the statement of cash flows	$32,496	$18,145

See accompanying notes

SELECT INCOME REIT

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

Note 1. Basis of Presentation

The accompanying condensed consolidated financial statements of Select Income REIT and its subsidiaries, or the Company, SIR, we, us or our, are unaudited. Certain information and disclosures required by U.S. generally accepted accounting principles, or GAAP, for complete financial statements have been condensed or omitted. We believe the disclosures made are adequate to make the information presented not misleading. However, the accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes contained in our Annual Report on Form 10-K for the year ended December 31, 2017, or our Annual Report. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement of results for the interim period have been included. All intercompany transactions and balances with or among our consolidated subsidiaries have been eliminated. Our operating results for interim periods are not necessarily indicative of the results that may be expected for the full year. Reclassifications have been made to the prior years' condensed consolidated financial statements to conform to the current year's presentation.

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

On January 17, 2018, Industrial Logistics Properties Trust, or ILPT, our then wholly owned subsidiary, completed an initial public offering and listing on The Nasdaq Stock Market LLC, or Nasdaq, of 20,000,000 of its common shares, or the ILPT IPO. ILPT intends to qualify for taxation as a real estate investment trust, or REIT, for U.S. federal income tax purposes, commencing with its taxable year ending December 31, 2018 and to maintain such qualification thereafter. ILPT owns 266 of our consolidated buildings, leasable land parcels and easements with a combined 28,540,000 rentable square feet, consisting of 226 buildings, leasable land parcels and easements with approximately 16,834,000 rentable square feet located on the island of Oahu, HI, and 40 industrial buildings with approximately 11,706,000 rentable square feet located in 24 other states, or collectively, the ILPT Properties. Following the ILPT IPO, most of our 100% owned properties are office properties. Following the ILPT IPO, we continue to own 45,000,000 ILPT common shares, or approximately 69.2% of ILPT’s outstanding common shares as of March 31, 2018. We accounted for the sale of the ILPT common shares in accordance with Accounting Standards Codification 810 and concluded that we retained control under the voting interest model given our ownership percentage in ILPT, therefore ILPT remains one of our consolidated subsidiaries and the difference between net book value sold and share price paid is treated as a reduction to additional paid in capital. The 30.8% portion of ILPT that is not controlled by us, or the noncontrolling interest, is presented as a separate component of equity in our condensed consolidated balance sheets. In addition, net income attributable to the noncontrolling interest is calculated based on the 30.8% of ILPT shares not owned by us and is presented separately in our condensed consolidated statements of comprehensive income. See Note 13 for additional information regarding the ILPT IPO.

References to and data for "the Company", "SIR", "we", "us" and "our" refer to and include data for Select Income REIT and its consolidated subsidiaries, including its consolidated subsidiary, ILPT, unless the context indicates otherwise.

Note 2. Recent Accounting Pronouncements

On January 1, 2018, we adopted the Financial Accounting Standards Board, or FASB, Accounting Standards Update, or ASU, No. 2014-09 (and related clarifying guidance issued by the FASB), Revenue From Contracts With Customers, which outlines a comprehensive model for entities to use in accounting for revenue arising from contracts with customers. ASU No. 2014-09 states that “an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.” A substantial portion of our revenue consists of rental income from leasing arrangements, which is specifically excluded from ASU No. 2014-09. We have adopted ASU No. 2014-09 using the modified retrospective approach. The adoption of ASU No. 2014-09 did not have a material impact on the amount or timing of our revenue recognition in our condensed consolidated financial statements.

On January 1, 2018, we adopted FASB ASU No. 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities, which changes how entities measure certain equity investments and present changes in the fair value of financial liabilities measured under the fair value option that are attributable to their own credit. The implementation of ASU No. 2016-01 resulted in the reclassification of historical changes in the fair value of our available for sale equity securities of $51,413 from cumulative other comprehensive income to cumulative net income. Effective January 1, 2018, changes in the fair value of our equity securities are recorded through earnings in accordance with ASU No. 2016-01.

On January 1, 2018, we adopted FASB ASU No. 2016-18, Restricted Cash, which requires companies to show the changes in the total of cash and cash equivalents and restricted cash in the statements of cash flows. This update also requires a reconciliation of the totals in the statements of cash flows to the related captions in the balance sheets. As a result, amounts included in restricted cash in our condensed consolidated balance sheets are presented with cash and cash equivalents in the condensed consolidated statements of cash flows. We have also included a reconciliation of the totals in the condensed consolidated statements of cash flows to the related captions in the condensed consolidated balance sheets. The adoption of this update did not change our balance sheet presentation.
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

Note 3. Real Estate Properties

As of March 31, 2018, we owned 366 buildings, leasable land parcels and easements with approximately 45,496,000 rentable square feet.

During the three months ended March 31, 2018, we committed $403 for expenditures related to tenant improvements and leasing costs for approximately 351,000 square feet of leases executed during the period. Committed but unspent tenant related obligations based on existing leases as of March 31, 2018, were $32,662.

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

Note 5. Segment Information

In this Note 5, references to SIR refer to SIR and its consolidated subsidiaries, excluding ILPT.

As of March 31, 2018, we had two operating segments: properties 100% owned by SIR (primarily net leased office properties) and properties owned by ILPT (primarily industrial and logistics properties). We have restated the 2017 segment table below to present our segment information retrospectively.

	For the Three Months Ended March 31, 2018
	SIR	ILPT	Corporate	Consolidated
REVENUES:
Rental income	$64,946	$34,809	$—	$99,755
Tenant reimbursements and other income	15,078	5,796	—	20,874
Total revenues	80,024	40,605	—	120,629

EXPENSES:
Real estate taxes	7,203	4,585	—	11,788
Other operating expenses	11,737	3,545	—	15,282
Depreciation and amortization	28,073	6,873	—	34,946
General and administrative	—	—	13,941	13,941
Total expenses	47,013	15,003	13,941	75,957

Operating income	33,011	25,602	(13,941)	44,672

Dividend income	—	—	397	397
Unrealized gain on equity securities	—	—	16,900	16,900
Interest income	—	—	510	510
Interest expense	(1,447)	(380)	(21,665)	(23,492)
Loss on early extinguishment of debt	—	—	(1,192)	(1,192)
Income before income tax expense and equity in earnings of an investee	31,564	25,222	(18,991)	37,795
Income tax expense	—	—	(160)	(160)
Equity in earnings of an investee	—	—	44	44
Net income	31,564	25,222	(19,107)	37,679
Net income allocated to noncontrolling interest	—	—	(4,479)	(4,479)
Net income attributed to SIR	$31,564	$25,222	$(23,586)	$33,200

	At March 31, 2018
	SIR	ILPT	Corporate	Consolidated
Total assets	$3,108,823	$1,403,704	$156,482	$4,669,009

	For the Three Months Ended March 31, 2017
	SIR	ILPT	Corporate	Consolidated
REVENUES:
Rental income	$63,474	$33,870	$—	$97,344
Tenant reimbursements and other income	13,380	5,570	—	18,950
Total revenues	76,854	39,440	—	116,294

EXPENSES:
Real estate taxes	6,504	4,339	—	10,843
Other operating expenses	10,135	2,732	—	12,867
Depreciation and amortization	26,929	6,811	—	33,740
General and administrative	—	—	14,901	14,901
Write-off of straight line rents receivable, net	12,517	—	—	12,517
Loss on asset impairment	4,047	—	—	4,047
Total expenses	60,132	13,882	14,901	88,915

Operating income	16,722	25,558	(14,901)	27,379

Dividend income	—	—	397	397
Interest income	—	—	13	13
Interest expense	(1,657)	(555)	(18,875)	(21,087)
Income before income tax expense and equity in earnings of an investee	15,065	25,003	(33,366)	6,702
Income tax expense	—	—	(102)	(102)
Equity in earnings of an investee	—	—	128	128
Net income	15,065	25,003	(33,340)	6,728
Net income allocated to noncontrolling interest	—	—	—	—
Net income attributed to SIR	$15,065	$25,003	$(33,340)	$6,728

	At December 31, 2017
	SIR	ILPT	Corporate	Consolidated
Total assets	$3,128,182	$1,405,592	$769,256	$5,303,030

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

We record all derivatives on our balance sheet at fair value. The following table summarizes the terms of our outstanding interest rate swap agreement, which we designate as a cash flow hedge:

Fair Value
		Notional				of Asset
		Amount as of	Interest	Effective	Maturity	as of
	Balance Sheet Location	March 31, 2018	Rate (1)	Date	Date	March 31, 2018
Interest rate swap	Other assets	$41,000	4.16%	1/29/2015	8/3/2020	$204

(1)	The interest rate consists of the underlying index swapped to a fixed rate rather than floating rate LIBOR, plus a premium.

The table below presents the effects of our interest rate derivative on our condensed consolidated statements of comprehensive income for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
	2018	2017
Amount of gain recognized in cumulative other comprehensive income (effective portion)	$291	$61
Amount of gain reclassified from cumulative other comprehensive income into interest expense (effective portion)	$(10)	$70

We may enter into additional interest rate swaps or hedge agreements to manage some of our interest rate risk associated with other floating rate borrowings.

Note 7. Indebtedness

Our principal debt obligations at March 31, 2018 were: (1) $107,000 of outstanding borrowings under our $750,000 unsecured revolving credit facility; (2) $302,000 of outstanding borrowings under ILPT's $750,000 unsecured revolving credit facility; (3) an aggregate outstanding principal amount of $1,450,000 of public issuances of senior unsecured notes; and (4) an aggregate outstanding principal amount of $210,750 of mortgage notes.

Our $750,000 revolving credit facility is governed by a credit agreement with a syndicate of institutional lenders. This credit agreement includes a feature under which the maximum aggregate borrowing availability under our revolving credit facility may be increased to up to $1,850,000 in certain circumstances.

Our $750,000 revolving credit facility has a maturity date of March 29, 2019, interest payable on borrowings of LIBOR plus 125 basis points and a facility fee of 25 basis points per annum, based on the total amount of lending commitments. Both the interest rate premium and the facility fee for our revolving credit facility are subject to adjustment based on changes to our credit ratings. Upon the payment of an extension fee and meeting other conditions, we have the option to extend the maturity date of our revolving credit facility to March 29, 2020. As of March 31, 2018 and December 31, 2017, the interest rate payable on borrowings under our revolving credit facility was 2.99% and 2.53%, respectively. The weighted average interest rate for borrowings under our revolving credit facility was 2.75% and 1.81% for the three months ended March 31, 2018 and 2017, respectively. We can borrow, repay and reborrow funds available under our revolving credit facility until maturity, and no principal repayment is due until maturity. As of March 31, 2018 and April 30, 2018, we had $107,000 and $97,000, respectively, outstanding under our revolving credit facility, and $643,000 and $653,000, respectively, available to borrow under our revolving credit facility.

On December 29, 2017, ILPT obtained a $750,000 secured revolving credit facility which initially had a maturity date of March 29, 2018. Upon the completion of the ILPT IPO, ILPT's secured revolving credit facility became a $750,000 unsecured revolving credit facility and the maturity date was extended to December 29, 2021. Following the ILPT IPO, borrowings under ILPT's revolving credit facility are available for ILPT's general business purposes, including acquisitions. Interest on borrowings under ILPT's revolving credit facility is calculated at floating rates based on LIBOR plus a premium that varies based on ILPT's leverage ratio. ILPT has the option to extend the maturity date of its revolving credit facility for two six month periods, subject to payment of extension fees and satisfaction of other conditions. If ILPT later achieves an investment grade credit rating, it will then be able to elect to continue to have the interest premium based on ILPT's leverage ratio or ILPT may instead elect to have the interest premium based on its credit rating, or a ratings election. ILPT is also required to pay a commitment fee on the unused portion of ILPT's revolving credit facility until and if such time as ILPT makes a ratings election, and thereafter ILPT will be required to pay a facility fee in lieu of such commitment fee based on the maximum amount of ILPT's revolving credit facility. ILPT may borrow, repay and reborrow funds under its revolving credit facility until maturity, and no principal repayment is due until maturity. The agreement governing ILPT's revolving credit facility, or ILPT's credit agreement, also includes a feature under which the maximum borrowing availability under ILPT's revolving credit facility may be increased to up to $1,500,000 in certain circumstances. In addition, during the first quarter of 2018, ILPT completed the syndication of its revolving credit facility with a group of institutional lenders. As of March 31, 2018 and December 31, 2017, the interest rate payable on borrowings under ILPT's revolving credit facility was 3.23% and 2.89%, respectively. The weighted average interest rate for borrowings under ILPT's revolving credit facility was 2.97% for the three months ended March 31, 2018. As of March 31, 2018 and April 30, 2018, ILPT had $302,000 and $292,000, respectively, outstanding under its revolving credit facility, and $448,000 and $458,000, respectively, available to borrow under its revolving credit facility.

On January 2, 2018, we redeemed at par plus accrued interest all $350,000 of our 2.85% senior unsecured notes due 2018 and, on January 31, 2018, we repaid our $350,000 term loan in full without penalty. During the three months ended March 31, 2018, we recognized a loss on early extinguishment of debt aggregating $1,192 from the write-off of unamortized debt issuance costs and discounts related to these repayments.

Our credit agreement, ILPT's credit agreement and our senior unsecured notes indenture and its supplements provide for acceleration of payment of all amounts due thereunder upon the occurrence and continuation of certain events of default, such as, in the case of our credit agreement and ILPT's credit agreement, a change of control of us or ILPT, respectively, which includes The RMR Group LLC, or RMR LLC, ceasing to act as business and property manager for us or ILPT, respectively. Our senior unsecured notes indenture and its supplements, our credit agreement and ILPT's credit agreement also contain a number of covenants, including covenants that restrict our ability to incur debts or to make distributions in certain circumstances, and generally require us to maintain certain financial ratios. We believe we were in compliance with the terms and conditions of the respective covenants under our senior unsecured notes indenture and its supplements and our credit agreement and that ILPT was in compliance with the terms and conditions of the covenants under ILPT's credit agreement at March 31, 2018.

At March 31, 2018, six of our buildings with a net book value of $339,636 were encumbered by mortgages we assumed in connection with our acquisition of those buildings. One of these buildings with a net book value of $66,166 is owned by ILPT. The aggregate principal amount outstanding under these mortgage notes as of March 31, 2018 was $210,750, of which $48,750 was owed by ILPT. These mortgage notes are non-recourse, subject to certain limited exceptions, and do not contain any material financial covenants.

Note 8. Fair Value of Assets and Liabilities

The table below presents certain of our assets measured at fair value at March 31, 2018, categorized by the level of inputs, as defined in the fair value hierarchy under GAAP, used in the valuation of each asset:

		Fair Value at Reporting Date Using
		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
		Identical Assets	Observable Inputs	Inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)
Recurring Fair Value Measurements:
Assets:
Investment in RMR Inc. (1)	$110,999	$110,999	$—	$—
Interest rate swap (2)	204	—	204	—
	$111,203	$110,999	$204	$—

(1)
Our 1,586,836 shares of class A common stock of The RMR Group Inc., or RMR Inc., which are included in other assets in our condensed consolidated balance sheets, are reported at fair value which is based on quoted market prices (Level 1 inputs). Our historical cost basis for these shares is $42,686. During the three months ended March 31, 2018, we recorded an unrealized gain of $16,900 to adjust our investment in RMR Inc. to its fair value.

(2)
As discussed in Note 6, we have an interest rate swap agreement in connection with a $41,000 mortgage note. This interest rate swap agreement is carried at fair value and is included in other assets in our condensed consolidated balance sheet as of March 31, 2018 and is valued using Level 2 inputs. The fair value of this instrument is determined using interest rate pricing models. Considerable judgment is necessary to develop estimated fair values of financial assets and liabilities. Accordingly, the estimate presented in the table above is not necessarily indicative of the amount we could receive upon extinguishment of the related liability.

In addition to the assets described in the table above, our financial instruments include cash and cash equivalents, restricted cash, rents receivable, our revolving credit facility, ILPT's revolving credit facility, a prior term loan, senior unsecured notes, mortgage notes payable, accounts payable, rents collected in advance, security deposits and amounts due to related persons. At March 31, 2018 and December 31, 2017, the fair value of our financial instruments approximated their carrying values in our condensed consolidated financial statements, due to their short term nature or variable interest rates, except as follows:

	At March 31, 2018		At December 31, 2017
	Carrying	Estimated	Carrying	Estimated
	Value (1)	Fair Value	Value (1)	Fair Value
Senior unsecured notes, due 2018 at 2.85% (2)	$—	$—	$349,896	$349,731
Senior unsecured notes, due 2020 at 3.60%	$397,536	$399,140	$397,214	$404,050
Senior unsecured notes, due 2022 at 4.15%	$296,361	$301,325	$296,143	$304,199
Senior unsecured notes, due 2024 at 4.25%	$343,041	$342,710	$342,797	$347,877
Senior unsecured notes, due 2025 at 4.50%	$391,633	$401,268	$391,375	$403,998
Mortgage notes payable	$210,749	$207,205	$210,785	$209,200

(1)	Includes unamortized debt issuance costs, premiums and discounts.

(2)	On January 2, 2018, we redeemed at par plus accrued interest all of these senior unsecured notes.

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

Note 9. Shareholders’ Equity

The following is a reconciliation of changes in our shareholders’ equity for the three months ended March 31, 2018:

		Shareholders’
		Equity
	Shareholders’	Attributable to	Total
	Equity	Noncontrolling	Shareholders’
	Attributable to SIR	Interest	Equity
Balance at December 31, 2017	$1,991,819	$—	$1,991,819
Net income	33,200	4,479	37,679
Other comprehensive income	188	—	188
Issuance of shares of subsidiary, net	131,025	313,284	444,309
Distributions to common shareholders	(45,639)	—	(45,639)
Share grants	18	86	104
Share repurchases	(16)	—	(16)
Balance at March 31, 2018	$2,110,595	$317,849	$2,428,444

Share Awards:

On March 27, 2018, in accordance with ILPT's trustee compensation arrangements, ILPT granted 1,000 of its common shares, valued at $20.87 per share, the closing price of its common shares on Nasdaq on that day, to each of its five trustees as part of their annual compensation.

On April 2, 2018, in accordance with our Trustee compensation arrangements, we granted 3,000 of our common shares, valued at $19.15 per share, the closing price of our common shares on Nasdaq on that day, to our Managing Trustee who was elected as a Managing Trustee that day.

Share Purchases:

On January 1, 2018, we purchased 617 of our common shares valued at $25.13 per common share, the closing price of our common shares on Nasdaq on December 29, 2017, from a former employee of RMR LLC in satisfaction of tax withholding and payment obligations in connection with the vesting of awards of our common shares.
Distributions:

On February 22, 2018, we paid a regular quarterly distribution of $0.51 per common share, or $45,639, to shareholders of record on January 29, 2018. On April 19, 2018, we declared a regular quarterly distribution of $0.51 per common share, or approximately $45,600, to shareholders of record on April 30, 2018. We expect to pay this distribution on or about May 17, 2018.

On April 19, 2018, ILPT declared a prorated distribution of $0.27 per ILPT common share, or approximately $17,600, for the period from January 17, 2018 (the date ILPT completed the ILPT IPO) through March 31, 2018, to ILPT's shareholders of record on April 30, 2018. This prorated distribution is based upon a quarterly distribution by ILPT of $0.33 per ILPT common share ($1.32 per ILPT common share per year). ILPT expects to pay this distribution on or about May 14, 2018. Accordingly, we expect to receive $12,150 from ILPT as a result of our ownership of 45,000,000 ILPT common shares.

Note 10. Cumulative Other Comprehensive Income

The following table presents changes in the amounts we recognized in cumulative other comprehensive income by component for the three months ended March 31, 2018:

	Unrealized Gain	Unrealized	Equity in
	on Investment	Gain	Unrealized Gain
	in Available for	on Derivative	(Loss) of an
	Sale Securities	Instruments (1)	an Investee (2)	Total
Balance at December 31, 2017	$51,413	$682	$570	$52,665
Amounts reclassified from cumulative other comprehensive income to cumulative net income	(51,413)	—	—	(51,413)
Subtotal	—	682	570	1,252

Other comprehensive income before reclassifications	—	291	(81)	210
Amounts reclassified from cumulative other comprehensive income to net income	—	(10)	(12)	(22)
Net current period other comprehensive income (loss)	—	281	(93)	188
Balance at March 31, 2018	$—	$963	$477	$1,440

(1)	Amounts reclassified from cumulative other comprehensive income are included in interest expense in our condensed consolidated statements of comprehensive income.

(2)	Amounts reclassified from cumulative other comprehensive income are included in equity in earnings of an investee in our condensed consolidated statements of comprehensive income.

Note 11. Weighted Average Common Shares

The following table provides a reconciliation of the weighted average number of common shares used in the calculation of basic and diluted earnings per share (in thousands):

	Three Months Ended March 31,
	2018	2017
Weighted average common shares for basic earnings per share	89,382	89,331
Effect of dilutive securities: unvested share awards	8	17
Weighted average common shares for diluted earnings per share	89,390	89,348

Note 12. Business and Property Management Agreements with RMR LLC

Neither we nor ILPT have any employees. The personnel and various services we and ILPT require to operate our respective businesses are provided to us by RMR LLC. We have two agreements with RMR LLC to provide management services to us: (1) a business management agreement, which relates to our business generally; and (2) a property management agreement, which relates to our property level operations. ILPT also has similar agreements with RMR LLC under which RMR LLC provides management services to ILPT and its subsidiaries comparable to those provided to us. On January 17, 2018, simultaneously with ILPT entering into its agreements with RMR LLC in connection with the ILPT IPO, our agreements with RMR LLC were amended to avoid any payments by us for services rendered by RMR LLC to ILPT; ILPT pays for those services directly.

Pursuant to our business management agreement with RMR LLC and ILPT's business management agreement with RMR LLC, we recognized net business management fees of $11,155 and $13,387 for the three months ended March 31, 2018 and 2017, respectively, which amount for the three months ended March 31, 2018 includes $1,482 of business management fees incurred by ILPT for the period beginning on January 17, 2018, the date on which ILPT entered into its business management agreement with RMR LLC, through March 31, 2018. The net business management fees payable to RMR LLC for the three months ended March 31, 2018 include estimated 2018 incentive fees of $5,358 payable by us based on our common share total return, as defined, as of March 31, 2018 and do not include any estimated incentive fees that may be payable by ILPT under its business management agreement with RMR LLC because, as of March 31, 2018, ILPT estimated no incentive fees payable by it for 2018. Although we recognized estimated incentive fees in accordance with GAAP, the actual amount of incentive fees payable by us to RMR LLC for 2018, if any, will be based on our common share total return, as defined, for the three year period ending December 31, 2018, and will be payable in 2019. Similarly, the actual amount of incentive fees payable by ILPT to RMR LLC for 2018, if any, will be based on ILPT’s common share total return, as defined, for the period beginning on January 12, 2018, the first day ILPT’s common shares began trading on Nasdaq, and ending on December 31, 2018, and will be payable in 2019. The net business management fees we recognized for the three months ended March 31, 2017 included $7,846 of the then estimated 2017 incentive fees; in January 2018, we paid RMR LLC an incentive fee of $25,569 for 2017. These amounts are included in general and administrative expenses in our condensed consolidated statements of comprehensive income.

Pursuant to our property management agreement with RMR LLC and ILPT's property management agreement with RMR LLC, we recognized aggregate net property management and construction supervision fees of $3,319 and $3,158 for the three months ended March 31, 2018 and 2017, respectively, which amount for the three months ended March 31, 2018 includes $967 of property management fees incurred by ILPT for the period beginning on January 17, 2018, the date on which ILPT entered into its property management agreement with RMR LLC, through March 31, 2018. These amounts are included in other operating expenses or have been capitalized, as appropriate, in our condensed consolidated financial statements.

We are generally responsible for all of our operating expenses, including certain expenses incurred by RMR LLC on our behalf. Our property level operating expenses, including certain payroll and related costs incurred by RMR LLC, are generally incorporated into rents charged to our tenants. We reimbursed RMR LLC $2,177 and $1,982 for property management related expenses, including with respect to properties owned by ILPT, for the three months ended March 31, 2018 and 2017, respectively, which amount for the three months ended March 31, 2018 includes $542 of expenses incurred and paid by ILPT for the period beginning on January 17, 2018 through March 31, 2018. These amounts are included in other operating expenses in our condensed consolidated statements of comprehensive income. In addition, we and ILPT are each responsible for our respective share of RMR LLC’s costs for providing our respective internal audit functions. The amounts we recognized as expense for internal audit costs, including amounts allocated to ILPT, were $121 and $67 for the three months ended March 31, 2018 and 2017, respectively, which amount for the three months ended March 31, 2018 includes $52 recognized by ILPT for the period beginning on January 17, 2018 through March 31, 2018. These amounts are included in general and administrative expenses in our condensed consolidated statements of comprehensive income.

Note 13. Related Person Transactions

We have relationships and historical and continuing transactions with RMR LLC, RMR Inc., ILPT, Government Properties Income Trust, or GOV, Affiliates Insurance Company, or AIC, and others related to them, including other companies to which RMR LLC or its subsidiaries provide management services and which have trustees, directors and officers who are also our Trustees or officers.

Our Manager, RMR LLC. We and ILPT each have two agreements with RMR LLC to provide management services to us. See Note 12 for further information regarding our and ILPT's management agreements with RMR LLC.

RMR Inc. RMR LLC is a majority owned subsidiary of RMR Inc. and RMR Inc. is the managing member of RMR LLC. Adam D. Portnoy, one of our Managing Trustees, is the sole trustee of ABP Trust, the controlling shareholder of RMR Inc. and is a managing director, president and chief executive officer of RMR Inc., an officer of ABP Trust and RMR LLC and a managing trustee or managing director of all of the public companies to which RMR LLC or its subsidiaries provide management services. David M. Blackman, our other Managing Trustee and our President and Chief Operating Officer, also serves as an executive officer of RMR LLC. As of March 31, 2018, we owned 1,586,836 shares of class A common stock of RMR Inc. See Note 8 for further information regarding our investment in RMR Inc.

ILPT. We are ILPT’s largest shareholder. As of March 31, 2018, we owned 45,000,000 ILPT common shares, or approximately 69.2% of ILPT’s outstanding common shares. ILPT was our wholly owned subsidiary until it completed the ILPT IPO on January 17, 2018. Adam D. Portnoy, one of our Managing Trustees, is also a managing trustee of ILPT. Our Chief Financial Officer and Treasurer also serves as the other managing trustee and the president and chief operating officer of ILPT. RMR LLC provides management services to ILPT and us. In connection with the ILPT IPO, ILPT reimbursed us for approximately $7,271 of the costs that we incurred in connection with ILPT’s formation and preparation for the ILPT IPO. Also, in connection with the ILPT IPO, we entered a transaction agreement with ILPT that governs ILPT’s separation from and relationship with us. The transaction agreement provides that, among other things, (1) the current assets and current liabilities of ILPT, as of the time of closing of the ILPT IPO, were settled so that we retain all pre-closing current assets and pre-closing current liabilities and ILPT assumes all post-closing current assets and post-closing current liabilities, (2) ILPT will indemnify us with respect to any of ILPT’s liabilities, and we will indemnify ILPT with respect to any of our liabilities, after giving effect to the settlement between us and ILPT of ILPT’s current assets and current liabilities, and (3) we and ILPT will cooperate to enforce the ownership limitations in our and ILPT’s respective declaration of trust as may be appropriate to qualify for and maintain qualification for taxation as a REIT under the Internal Revenue Code of 1986, as amended, and otherwise to ensure each receives the economics of its assets and liabilities and to file future tax returns, including appropriate allocations of taxable income, expenses and other tax attributes. See Notes 1 and 12 for further information regarding ILPT and the ILPT IPO.

GOV. GOV is our largest shareholder. As of March 31, 2018, GOV owned 24,918,421 of our common shares, or approximately 27.8% of our outstanding common shares. Adam D. Portnoy, one of our Managing Trustees, is also a managing trustee of GOV, and David M. Blackman, our other Managing Trustee and President and Chief Operating Officer, also serves as the president and chief operating officer of GOV. RMR LLC provides management services to GOV and us.

AIC. We, ABP Trust, GOV and four other companies to which RMR LLC provides management services currently own AIC in equal amounts. We and the other AIC shareholders participate in a combined property insurance program arranged and reinsured in part by AIC. ILPT’s properties are included in this program and ILPT reimburses us for the part of the premium we paid that is allocated to ILPT’s properties. As of March 31, 2018 and December 31, 2017, our investment in AIC had a carrying value of $8,136 and $8,185, respectively. These amounts are included in other assets in our condensed consolidated balance sheets. We recognized income related to our investment in AIC, which is presented as equity in earnings of an investee in our condensed consolidated statements of comprehensive income. Our other comprehensive income includes our proportionate part of unrealized gains and losses on securities which are owned by AIC related to our investment in AIC.

For further information about these and other such relationships and certain other related person transactions, refer to our Annual Report.

Note 14. Contingencies

We believe some of our properties may contain asbestos. We believe any asbestos on our properties is contained in accordance with applicable laws and regulations and we have no current plans to remove it. If we removed the asbestos or demolished the affected properties, certain environmental regulations govern the manner in which the asbestos must be handled and removed, and we could incur substantial costs complying with such regulations. Due to the uncertainty of the timing and amount of costs we may incur, we cannot reasonably estimate the fair value and we have not recognized a liability in our financial statements for these costs. Certain of our industrial lands in Hawaii may require environmental remediation, especially if the use of those lands is changed; however, we do not have any present plans to change the use of those lands or to undertake this environmental cleanup. In general, we do not have any insurance to limit losses that we may incur as a result of known or unknown environmental conditions, although some of our tenants may maintain such insurance. As of both March 31, 2018 and December 31, 2017, we had accrued environmental remediation costs of $8,112, which were included in accounts payable and other liabilities in our condensed consolidated balance sheets, including $7,002 related to the ILPT Properties. These accrued environmental remediation costs relate to maintenance of our properties for current uses, and, because of the indeterminable timing of the remediation, these amounts have not been discounted to present value. Although we do not believe that there are environmental conditions at any of our properties that will have a material adverse effect on us, we cannot be sure that such conditions or costs are not present in our properties or that other costs we incur to remediate contamination will not have a material adverse effect on our business or financial condition. Charges for environmental remediation costs, if any, are included in other operating expenses in our condensed consolidated statements of comprehensive income.

On June 29, 2016, we received an assessment from the State of Washington for real estate excise tax, interest and penalties of $2,837 on certain properties we acquired in connection with our acquisition of Cole Corporate Income Trust, Inc. in January 2015. We believe we are not liable for this tax and are disputing the assessment. As of March 31, 2018, we have not recorded a loss reserve related to this matter.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following information should be read in conjunction with our condensed consolidated financial statements and accompanying notes included in this Quarterly Report on Form 10-Q and with our Annual Report.

OVERVIEW

We are a REIT organized under Maryland law. As of March 31, 2018, our consolidated portfolio consisted of 366 buildings, leasable land parcels and easements with approximately 45.5 million rentable square feet that were approximately 95.8% leased (based on rentable square feet). As of March 31, 2018, our properties were leased to 317 different tenants, with a weighted average (based on annualized rental revenues) remaining lease term of approximately 9.2 years. We define the term annualized rental revenues as used in this section as the annualized contractual rents, as of March 31, 2018, including straight line rent adjustments and excluding lease value amortization, adjusted for tenant concessions including free rent and amounts reimbursed to tenants, plus estimated recurring expense reimbursements from tenants.

On January 17, 2018, ILPT, our then wholly owned subsidiary, completed the ILPT IPO, in which it issued 20,000,000 of its common shares for net proceeds of $444.3 million, after deducting the underwriting discounts and commissions and expenses. ILPT owns 266 of our consolidated buildings, leasable land parcels and easements with a combined 28.5 million rentable square feet, consisting of 226 buildings, leasable land parcels and easements with approximately 16.8 million rentable square feet located on the island of Oahu, HI, and 40 industrial buildings with approximately 11.7 million rentable square feet located in 24 other states. Following the ILPT IPO, most of our 100% owned properties are office properties. We are ILPT’s largest shareholder and, as of the date of this report, we own 45,000,000, or approximately 69.2%, of ILPT’s outstanding common shares, and ILPT remains one of our consolidated subsidiaries.

References to our properties in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" include our consolidated properties, including the ILPT Properties, unless the context otherwise provides.

Property Operations

As of March 31, 2018, 95.8% of our rentable square feet was leased, compared to 95.9% of our rentable square feet as of March 31, 2017. Occupancy data for our buildings as of March 31, 2018 and 2017 is as follows (square feet in thousands):

	All Properties		Comparable Properties (1)
	As of March 31,		As of March 31,
	2018	2017	2018		2017
Total buildings, leasable land parcels and easements (2)	366	362	362		362
Total rentable square feet (3)	45,496	44,813	44,848	(5)	44,813
Percent leased (4)	95.8%	95.9%	95.7%		95.9%

(1)	Consists of 362 buildings, leasable land parcels and easements that we owned continuously since January 1, 2017.

(2)
Includes 229 buildings, leasable land parcels and easements with approximately 17,778 rentable square feet which are primarily leasable industrial and commercial lands located in Hawaii, 226 of which are owned by ILPT.

(3)	Subject to modest adjustments when space is re-measured or re-configured for new tenants and when land leases are converted to building leases.

(4)
Percent leased includes (i) space being fitted out for occupancy pursuant to existing leases as of March 31, 2018, if any, and (ii) space which is leased but is not occupied or is being offered for sublease by tenants, if any.

(5)	Includes a 35 rentable square foot expansion for a lease that commenced on September 1, 2017.

The average effective rental rates per square foot leased, as defined below, for our properties for the three months ended March 31, 2018 and 2017 are as follows:

	Three Months Ended
	March 31,
	2018	2017
Average effective rental rates per square foot leased: (1)
All properties	$11.10	$10.72
Comparable properties (2)	$10.94	$10.72

(1)	Average effective rental rates per square foot leased represent annualized total revenues during the period specified divided by the average rentable square feet leased during the period specified.

(2)	Comparable properties for the three months ended March 31, 2018 and 2017 consist of 362 buildings, leasable land parcels and easements that we owned continuously since January 1, 2017.

During the three months ended March 31, 2018, we entered lease renewals and new leases for approximately 351,000 square feet at weighted average (by square feet) rental rates that were approximately 33.9% higher than prior rental rates for the same space. The weighted average (by square feet) lease term for new and renewal leases entered during the three months ended March 31, 2018 was 26.1 years. Commitments for tenant improvements, leasing costs and concessions for leases entered during the three months ended March 31, 2018 totaled approximately $0.4 million, or approximately $0.04 per square foot per year of the weighted average lease term.

Revenues from our Hawaii lands, which represented approximately 20.4% of our total revenue for the three months ended March 31, 2018, have generally increased under our ownership as rents under the leases for those properties have been reset or renewed. Because of the increased rents and the strong demand to lease our Hawaii lands in the past and our expectations regarding economic conditions where our Hawaii lands are located, we believe that the rents we may receive from our Hawaii lands may increase in the future, although the impact of such future increases through 2018 is expected to be modest because fewer leases are subject to rent resets than during the past few years.

As shown in the table below, approximately 1.7% of our total rented square feet and approximately 1.4% of our total annualized rental revenues as of March 31, 2018, are included in leases scheduled to expire by December 31, 2018. As of March 31, 2018, our lease expirations by year are as follows (square feet and dollars in thousands):

				Cumulative		Percent of
			Percent of	Percent of		Total	Cumulative
			Total	Total	Annualized	Annualized	Percent of Total
		Rented	Rented	Rented	Rental	Rental	Annualized
	Number of	Square Feet	Square Feet	Square Feet	Revenues	Revenues	Rental Revenues
Period/Year	Tenants	Expiring (1)	Expiring (1)	Expiring (1)	Expiring	Expiring	Expiring
4/1/2018 - 12/31/2018	20	761	1.7%	1.7%	$6,420	1.4%	1.4%
2019	20	1,740	4.0%	5.7%	8,691	1.8%	3.2%
2020	21	1,038	2.4%	8.1%	9,716	2.1%	5.3%
2021	26	1,667	3.8%	11.9%	17,090	3.6%	8.9%
2022	73	3,948	9.1%	21.0%	50,519	10.7%	19.6%
2023	28	3,155	7.2%	28.2%	40,914	8.7%	28.3%
2024	23	7,001	16.1%	44.3%	71,074	15.0%	43.3%
2025	15	1,765	4.1%	48.4%	26,013	5.5%	48.8%
2026	8	1,701	3.9%	52.3%	26,130	5.5%	54.3%
2027	20	6,150	14.1%	66.4%	51,255	10.8%	65.1%
Thereafter	93	14,654	33.6%	100.0%	165,018	34.9%	100.0%
Total	347	43,580	100.0%		$472,840	100.0%

Weighted average remaining lease term (in years):		9.6			9.2

(1)
Rented square feet is pursuant to existing leases as of March 31, 2018, and includes (i) space being fitted out for occupancy, if any, and (ii) space which is leased but is not occupied or is being offered for sublease by tenants, if any.

Most of our Hawaii lands are leased for rents that are periodically reset based on then current fair market values, generally every five or ten years. The following chart shows the annualized rental revenues as of March 31, 2018 scheduled to reset at our Hawaii lands:

Scheduled Rent Resets at Hawaii Lands
(dollars in thousands)

Annualized
Rental Revenues
as of March 31, 2018
Scheduled to Reset
2018	$237
2019	10,903
2020	2,500
2021 and thereafter	19,723
Total	$33,363

As rent reset dates or lease expirations approach at our Hawaii lands, we generally negotiate with existing or new tenants for new lease terms. If we are unable to reach an agreement with a tenant on a rent reset, our Hawaii land leases typically provide that rent is reset based on an appraisal process. Despite our prior experience with new leases and rent resets in Hawaii, our ability to increase rents when rents reset or leases expire depends upon market conditions, which are beyond our control. Accordingly, we cannot be sure that the historical increases achieved at our Hawaii lands will continue in the future.

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

We generally will seek to renew or extend the terms of leases relating to our office and industrial properties when they expire. Because of the capital improvements many of the tenants in our office and industrial properties have invested in the properties and because many of these properties appear to be of strategic importance to the tenants’ businesses, we believe that it is likely that these tenants will renew or extend their leases when they expire. If we are unable to extend or renew our leases, it may be time consuming and expensive to relet some of these properties.

Rental rates for which available space may be leased in the future will depend on prevailing market conditions when lease renewals or new leases and rental rates are negotiated. Whenever we extend, renew or enter into new leases for our properties, we intend to seek rents which are equal to or higher than our historical rents for the same properties; however, our ability to maintain or increase the rents for our current properties will largely depend upon market conditions, which are beyond our control.

We generally receive rents from our tenants monthly in advance. As of March 31, 2018, tenants representing 1% or more of our total annualized rental revenues were as follows (square feet in thousands):

					% of
			Rented	% of Total	Annualized Rental
Tenant		Property Type	Sq. Ft. (1)	Rented Sq. Ft. (1)	Revenues
1	Shook, Hardy & Bacon L.L.P.	Office	596	1.4%	3.9%
2	Tellabs, Inc.	Office	820	1.9%	3.5%
3	Amazon.com, Inc.	Industrial	3,048	7.0%	3.4%
4	Noble Energy, Inc.	Office	497	1.1%	3.1%
5	Bank of America, National Association	Office	554	1.3%	3.0%
6	Tesoro Corporation	Office	618	1.4%	2.9%
7	F5 Networks, Inc.	Office	299	0.7%	2.9%
8	WestRock Company	Office	311	0.7%	2.6%
9	Orbital ATK, Inc.	Office	337	0.8%	2.2%
10	Tyson Foods, Inc.	Office	248	0.6%	2.1%
11	Technicolor SA	Industrial	1,371	3.1%	2.1%
12	FedEx Corporation	Office; Industrial	830	1.9%	1.8%
13	Micro Focus Software, Inc.	Office	406	0.9%	1.7%
14	ARRIS International plc	Office	228	0.5%	1.6%
15	PNC Bank, National Association	Office	441	1.0%	1.4%
16	ServiceNow, Inc.	Office	149	0.3%	1.3%
17	Allstate Insurance Company	Office	458	1.1%	1.3%
18	Church & Dwight Co., Inc.	Office	250	0.6%	1.3%
19	Restoration Hardware, Inc	Industrial	1,195	2.7%	1.2%
20	Compass Group USA, Inc.	Office	267	0.6%	1.2%
21	Tailored Brands, Inc.	Office	206	0.5%	1.2%
22	Automatic Data Processing, Inc.	Office	289	0.7%	1.2%
23	Primerica Life Insurance Company	Office	344	0.8%	1.1%
24	American Tire Distributors, Inc.	Industrial	722	1.7%	1.1%
25	United Launch Alliance, LLC	Office	168	0.4%	1.1%
26	Red Hat, Inc.	Office	175	0.4%	1.0%
	Total		14,827	34.1%	51.2%

(1)
Rented square feet is pursuant to existing leases as of March 31, 2018, and includes (i) space being fitted out for occupancy, if any, and (ii) space which is leased but is not occupied or is being offered for sublease by tenants, if any.

Investment Activities

Our strategy related to property acquisitions and dispositions is materially unchanged from that disclosed in our Annual Report. We currently intend to expand our investments by acquiring additional single tenant, net leased properties throughout the United States and we expect to use the extensive nationwide resources of our manager, RMR LLC, to locate and acquire such properties. We expect that most of our future 100% owned acquisitions will be office properties, and most of ILPT's future acquisitions will be industrial and logistics properties; however, we may consider acquiring other types of properties, including properties which are net leased to single tenants for retail uses and special purpose properties specifically suited to particular tenants’ requirements. Whenever we acquire properties, our principal goal will be to purchase properties that produce rents, less property operating expenses, that are greater than our capital costs for the properties and, accordingly, allow us to increase distributions to our shareholders over time. Another goal will be to further diversify our sources of rents and thus improve the security of our revenues. Our plans for particular properties and other strategic considerations may cause us to change our acquisition and disposition strategies, and we may do so at any time and without a vote of, or notice to, our shareholders.

Financing Activities (dollars in thousands)

On January 17, 2018, ILPT, our then wholly owned subsidiary, completed the ILPT IPO, in which it issued 20,000,000 of its common shares for net proceeds of $444,309, after deducting the underwriting discounts and commissions and expenses. Upon the completion of the ILPT IPO, ILPT's secured revolving credit facility converted into a four year unsecured revolving credit facility, and ILPT used substantially all of the net proceeds from the ILPT IPO to reduce amounts outstanding under its revolving credit facility. ILPT also reimbursed us for the costs that we incurred in connection with ILPT's formation and the preparation for the ILPT IPO. In January 2018, we redeemed all $350,000 of our 2.85% senior notes due 2018 and repaid our $350,000 unsecured term loan using cash on hand at December 31, 2017 and borrowings under our revolving credit facility.

For further information regarding our financing activities, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Our Investment and Financing Liquidity and Resources” of this Quarterly Report on Form 10-Q.

CONSOLIDATED RESULTS OF OPERATIONS

Three Months Ended March 31, 2018, Compared to Three Months Ended March 31, 2017 (dollars and share amounts in thousands, except per share data)

	Comparable Properties Results (1)				Acquired Properties Results (2)			Consolidated Results
	Three Months Ended March 31,				Three Months Ended March 31,			Three Months Ended March 31,
			$	%			$			$	%
	2018	2017	Change	Change	2018	2017	Change	2018	2017	Change	Change
Revenues:
Rental income	$96,730	$97,344	$(614)	(0.6)%	$3,025	$—	$3,025	$99,755	$97,344	$2,411	2.5%
Tenant reimbursements and other income	20,461	18,950	1,511	8.0%	413	—	413	20,874	18,950	1,924	10.2%
Total revenues	117,191	116,294	897	0.8%	3,438	—	3,438	120,629	116,294	4,335	3.7%

Operating expenses:
Real estate taxes	11,500	10,843	657	6.1%	288	—	288	11,788	10,843	945	8.7%
Other operating expenses	14,586	12,867	1,719	13.4%	696	—	696	15,282	12,867	2,415	18.8%
Total operating expenses	26,086	23,710	2,376	10.0%	984	—	984	27,070	23,710	3,360	14.2%

Net operating income (3)	$91,105	$92,584	$(1,479)	(1.6)%	$2,454	$—	$2,454	93,559	92,584	975	1.1%

Other expenses:
Depreciation and amortization								34,946	33,740	1,206	3.6%
General and administrative								13,941	14,901	(960)	(6.4)%
Write-off of straight line rents receivable, net								—	12,517	(12,517)	(100.0)%
Loss on asset impairment								—	4,047	(4,047)	(100.0)%
Total other expenses								48,887	65,205	(16,318)	(25.0)%
Operating income								44,672	27,379	17,293	63.2%
Dividend income								397	397	—	—%
Unrealized gain on equity securities								16,900	—	16,900	100.0%
Interest income								510	13	497	3,823.1%
Interest expense								(23,492)	(21,087)	(2,405)	11.4%
Loss on early extinguishment of debt								(1,192)	—	(1,192)	100.0%
Income before income tax expense and equity in earnings of an investee								37,795	6,702	31,093	463.9%
Income tax expense								(160)	(102)	(58)	56.9%
Equity in earnings of an investee								44	128	(84)	(65.6)%
Net income								37,679	6,728	30,951	460.0%
Net income allocated to noncontrolling interest								(4,479)	—	(4,479)	100.0%
Net income attributed to SIR								$33,200	$6,728	$26,472	393.5%

Weighted average common shares outstanding - basic								89,382	89,331	51	0.1%
Weighted average common shares outstanding - diluted								89,390	89,348	42	—%

Net income attributed to SIR per common share - basic and diluted								$0.37	$0.08	$0.29	362.5%

Reconciliation of Net Income to NOI (3):
Net income								$37,679	$6,728
Equity in earnings of an investee								(44)	(128)
Income tax expense								160	102
Income before income tax expense and equity in earnings of an investee								37,795	6,702
Loss on early extinguishment of debt								1,192	—
Interest expense								23,492	21,087
Interest income								(510)	(13)
Unrealized gain on equity securities								(16,900)	—
Dividend income								(397)	(397)
Operating income								44,672	27,379

Loss on asset impairment								—	4,047
Write-off of straight line rents receivable, net								—	12,517
General and administrative								13,941	14,901
Depreciation and amortization								34,946	33,740
NOI								$93,559	$92,584

	2018	2017
Reconciliation of Net Income Attributed to SIR to Funds From Operations Attributed to SIR and Normalized Funds From Operations Attributed to SIR (4):
Net income attributed to SIR	$33,200	$6,728
Plus: depreciation and amortization	34,946	33,740
Plus: net income allocated to noncontrolling interest	4,479	—
Less: FFO allocated to noncontrolling interest	(6,230)	—
FFO attributed to SIR	66,395	40,468
Plus: estimated business management incentive fees (5)	5,358	7,846
Plus: loss on asset impairment	—	4,047
Plus: loss on early extinguishment of debt	1,192	—
Less: unrealized gain on equity securities	(16,900)	—
Normalized FFO attributed to SIR	$56,045	$52,361

FFO attributed to SIR per common share - basic and diluted	$0.74	$0.45
Normalized FFO attributed to SIR per common share - basic and diluted	$0.63	$0.59

(1)	Consists of 362 buildings, leasable land parcels and easements that we owned continuously since January 1, 2017.

(2)	Consists of four buildings that we acquired during the period from January 1, 2017 to March 31, 2018.

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

(4)
We calculate funds from operations, or FFO, attributed to SIR and normalized funds from operations, or Normalized FFO, attributed to SIR as shown above. FFO attributed to SIR is calculated on the basis defined by The National Association of Real Estate Investment Trusts, or Nareit, which is net income, calculated in accordance with GAAP, plus real estate depreciation and amortization and the difference between net income and FFO allocated to noncontrolling interest, as well as certain other adjustments currently not applicable to us. Our calculation of Normalized FFO attributed to SIR differs from Nareit's definition of FFO because we include business management incentive fees, if any, only in the fourth quarter versus the quarter when they are recognized as expense in accordance with GAAP due to their quarterly volatility not necessarily being indicative of our core operating performance and the uncertainty as to whether any such business management incentive fees will be payable when all contingencies for determining such fees are known at the end of the calendar year and we exclude loss on asset impairment, loss on early extinguishment of debt, unrealized gain on equity securities and Normalized FFO, net of FFO, from noncontrolling interest, if any. We consider FFO attributed to SIR and Normalized FFO attributed to SIR to be appropriate supplemental measures of operating performance for a REIT, along with net income, net income attributed to a REIT and operating income. We believe that FFO attributed to SIR and Normalized FFO attributed to SIR provide useful information to investors because by excluding the effects of certain historical amounts, such as depreciation expense, FFO attributed to SIR and Normalized FFO attributed to SIR may facilitate a comparison of our operating performance between periods and with other REITs. FFO attributed to SIR and Normalized FFO attributed to SIR are among the factors considered by our Board of Trustees when determining the amount of distributions to our shareholders. Other factors include, but are not limited to, requirements to maintain our qualification for taxation as a REIT, limitations in our credit agreement and public debt covenants, the availability to us of debt and equity capital, our expectation of our future capital requirements and operating performance and our expected needs for and availability of cash to pay our obligations. FFO attributed to SIR and Normalized FFO attributed to SIR do not represent cash generated by operating activities in accordance with GAAP and should not be considered alternatives to net income, net income attributed to SIR or operating income as indicators of our operating performance or as measures of our liquidity. These measures should be considered in conjunction with net income, net income attributed to SIR and operating income as presented in our condensed consolidated statements of comprehensive income. Other real estate companies and REITs may calculate FFO and Normalized FFO differently than we do.

(5)
Incentive fees under our business management agreements are payable after the end of each calendar year, are calculated based on common share total return, as defined, and are included in general and administrative expense in our condensed consolidated statements of comprehensive income. In calculating net income in accordance with GAAP, we recognize estimated business management incentive fee expense, if any, in the first, second and third quarters. Although we recognize this expense, if any, in the first, second and third quarters for purposes of calculating net income, we do not include such expense in the calculation of Normalized FFO attributed to SIR until the fourth quarter, when the amount of the business management incentive fee expense for the calendar year, if any, is determined.

References to changes in the income and expense categories below relate to the comparison of results for the three months ended March 31, 2018, compared to the three months ended March 31, 2017. Our acquisition activity reflects our acquisition of four buildings subsequent to January 1, 2017.

Rental income. The increase in rental income primarily reflects our acquisition activity, and increases from leasing activity and rent resets at certain of the ILPT Properties in Hawaii, partially offset by a decline in rental income from our comparable properties, primarily due to a decline in occupancy during 2017. Rental income includes non-cash straight line rent adjustments totaling approximately $3,556 for the 2018 period and approximately $5,391 for the 2017 period, and net amortization of acquired real estate leases and assumed real estate lease obligations totaling approximately $514 for the 2018 period and approximately $434 for the 2017 period.

Tenant reimbursements and other income. The increase in tenant reimbursements and other income primarily reflects increases in real estate tax and operating expense reimbursements at our comparable properties and our acquisition activity.

Real estate taxes. The increase in real estate taxes primarily reflects tax valuation and tax rate increases and real estate taxes that were previously paid by one of our tenants at our comparable properties that are now being paid directly by us during the 2018 period, and our acquisition activity.

Other operating expenses. The increase in other operating expenses primarily reflects increases in rent reserves, snow removal costs, utilities and other property related expenses at our comparable properties, and our acquisition activity.

Depreciation and amortization. The increase in depreciation and amortization primarily reflects our acquisition activity plus an increase resulting from depreciation of capital improvements at our comparable properties.

General and administrative. General and administrative expenses primarily include fees paid under our business management agreements, net of amortization of the liability we recorded in connection with our acquisition of RMR Inc. shares, legal fees, audit fees, Trustee cash fees and equity compensation expense related to awards to our Trustees, our officers and certain RMR LLC employees. The decrease in general and administrative expenses in the 2018 period primarily reflects the decrease in accrued estimated business management incentive fees, partially offset by increases in accounting and legal fees primarily related to ILPT becoming a separate public company and a tenant bankruptcy in March 2017.

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

Unrealized gain on equity securities. Unrealized gain on equity securities represents the unrealized gain to adjust our investment in RMR Inc. to its fair value in accordance with a change in GAAP effective January 1, 2018. For further information, see Notes 2 and 8 to the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of the Quarterly Report on this Form 10-Q.

Interest income. The increase in interest income primarily reflects higher average cash balances invested during the 2018 period.

Interest expense. The increase in interest expense primarily reflects the issuance on May 15, 2017 of $350,000 of 4.250% senior unsecured notes due 2024 and borrowings under ILPT's revolving credit facility during the 2018 period, partially offset by the redemption in January 2018 of $350,000 of our 2.85% senior unsecured notes and the repayment in January 2018 of our $350,000 term loan.

Loss on early extinguishment of debt. The loss on early extinguishment of debt in the 2018 period reflects the write-off of unamortized debt issuance costs and discounts in connection with the redemption in January 2018 of $350,000 of our 2.85% senior unsecured notes and the repayment in January 2018 of our $350,000 term loan.

Income tax expense. Income tax expense primarily reflects state income taxes payable in certain jurisdictions.

Equity in earnings of an investee. Equity in earnings of an investee represents our proportionate share of earnings from our investment in AIC.

Net income. The increase in net income for the 2018 period compared to the 2017 period reflects the changes noted above.

Net income allocated to noncontrolling interest. Net income allocated to noncontrolling interest represents the noncontrolling portion, or 30.8%, of ILPT's net income since the date ILPT completed the ILPT IPO.

Weighted average common shares outstanding. The increase in weighted average common shares outstanding primarily reflects shares granted to our officers and certain other employees of RMR LLC in September 2017.

Net income attributed to SIR per common share - basic and diluted. The increase in net income attributed to SIR per common share primarily reflects the changes to net income noted above.

SEGMENT RESULTS OF OPERATIONS
As of March 31, 2018, we had two operating segments: properties 100% owned by SIR (primarily net leased office properties) and properties owned by ILPT (primarily industrial and logistics properties). The following sections analyze and discuss the results of operations of each of our segments for the periods presented. For a reconciliation of segment net income to consolidated net income, see Note 5 to the Notes to Condensed Consolidated Financial Statements included in Item 1, Part 1 of this Quarterly Report on Form 10-Q. We have restated the 2017 segment information to present our segment information retrospectively.

Properties 100% owned by SIR:

	All Properties		Comparable Properties (1)
	As of March 31,		As of March 31,
	2018	2017	2018	2017
Total buildings and leasable land parcels	100	96	96	96
Total rentable square feet (in thousands) (2)	16,956	16,308	16,308	16,308
Percent leased (3)	88.7%	89.4%	88.3%	89.4%

(1)	Consists of 96 buildings and leasable land parcels that we owned continuously since January 1, 2017.

(2)	Subject to modest adjustments when space is re-measured or re-configured for new tenants and when land leases are converted to building leases.

(3)
Percent leased includes (i) space being fitted out for occupancy pursuant to existing leases as of March 31, 2018, if any, and (ii) space which is leased but is not occupied or is being offered for sublease by tenants, if any.

Three Months Ended March 31, 2018, Compared to Three Months Ended March 31, 2017 (dollars in thousands)

	Comparable Properties Results (1)				Acquired Properties Results (2)			SIR Results
	Three Months Ended March 31,				Three Months Ended March 31,			Three Months Ended March 31,
			$	%			$			$	%
	2018	2017	Change	Change	2018	2017	Change	2018	2017	Change	Change
Revenues:
Rental income	$61,921	$63,474	$(1,553)	(2.4)%	$3,025	$—	$3,025	$64,946	$63,474	$1,472	2.3%
Tenant reimbursements and other income	14,665	13,380	1,285	9.6%	413	—	413	15,078	13,380	1,698	12.7%
Total revenues	76,586	76,854	(268)	(0.3)%	3,438	—	3,438	80,024	76,854	3,170	4.1%

Operating expenses:
Real estate taxes	6,915	6,504	411	6.3%	288	—	288	7,203	6,504	699	10.7%
Other operating expenses	11,041	10,135	906	8.9%	696	—	696	11,737	10,135	1,602	15.8%
Total operating expenses	17,956	16,639	1,317	7.9%	984	—	984	18,940	16,639	2,301	13.8%

NOI (3)	$58,630	$60,215	$(1,585)	(2.6)%	$2,454	$—	$2,454	61,084	60,215	869	1.4%

Other expenses:
Depreciation and amortization								28,073	26,929	1,144	4.2%
Write-off of straight line rents receivable, net								—	12,517	(12,517)	(100.0)%
Loss on asset impairment								—	4,047	(4,047)	(100.0)%
Total other expenses								28,073	43,493	(15,420)	(35.5)%
Operating income								33,011	16,722	16,289	97.4%
Interest expense								(1,447)	(1,657)	210	(12.7)%
Net income								$31,564	$15,065	$16,499	109.5%

Reconciliation of Net Income to NOI (3):
Net income								$31,564	$15,065
Interest expense								1,447	1,657
Operating income								33,011	16,722

Write-off of straight line rents receivable, net								—	12,517
Loss on asset impairment								—	4,047
Depreciation and amortization								28,073	26,929
NOI								$61,084	$60,215

(1)	Consists of 96 buildings and leasable land parcels that SIR owned continuously since January 1, 2017.

(2)	Consists of four buildings that SIR acquired during the period from January 1, 2017 to March 31, 2018.

(3)	See footnote (3) on page 23 for the definition of NOI.

References to changes in the income and expense categories below relate to the comparison of results for the three months ended March 31, 2018, compared to the three months ended March 31, 2017. Our acquisition activity reflects our acquisition of four buildings subsequent to January 1, 2017.

Rental income. The increase in rental income primarily reflects our acquisition activity, partially offset by a decline in rental income from our comparable properties, primarily due to a decline in occupancy during 2017. Rental income includes non-cash straight line rent adjustments totaling approximately $2,362 for the 2018 period and approximately $3,921 for the 2017 period, and net amortization of acquired real estate leases and assumed real estate lease obligations totaling approximately $412 for the 2018 period and approximately $338 for the 2017 period.

Tenant reimbursements and other income. The increase in tenant reimbursements and other income primarily reflects increases in real estate tax and operating expense reimbursements at our comparable properties, the collection of other tenant revenues that were previously reserved and our acquisition activity.

Real estate taxes. The increase in real estate taxes primarily reflects real estate taxes that were previously paid by one of our tenants at our comparable properties that are now being paid directly by us during the 2018 period, and our acquisition activity.

Other operating expenses. The increase in other operating expenses primarily reflects increases in utilities and other property related expenses at our comparable properties, and our acquisition activity.

Depreciation and amortization. The increase in depreciation and amortization primarily reflects our acquisition activity plus an increase resulting from depreciation of capital improvements at our comparable properties.

Write-off of straight line rents receivable, net. We recorded a $12,517 non-cash write-off of straight line rents receivable, net of a $3,739 security deposit, related to the tenant bankruptcy in March 2017 referenced above.

Loss on asset impairment. We recorded a $4,047 loss on asset impairment for unamortized lease intangibles related to the tenant bankruptcy in March 2017 referenced above.

Interest expense. The decrease in interest expense primarily reflects the prepayment of certain mortgage notes in December 2017.

Net income. The increase in net income for the 2018 period compared to the 2017 period reflects the changes noted above.

Properties owned by ILPT:

	All Properties/
	Comparable Properties (1)
	As of March 31,
	2018		2017
Total buildings, leasable land parcels and easements (2)	266		266
Total rentable square feet (in thousands) (3)	28,540	(5)	28,505
Percent leased (4)	99.9%		99.6%

(1)
Consists of properties that we owned continuously since January 1, 2017 and that we contributed to ILPT in connection with ILPT's formation. All of the ILPT Properties have been continuously owned by us or ILPT since January 1, 2017.

(2)
Includes 226 buildings, leasable land parcels and easements with approximately 16,834 square feet (in thousands) which are primarily leasable industrial and commercial lands located in Hawaii and that we contributed to ILPT.

(3)	Subject to modest adjustments when space is re-measured or re-configured for new tenants and when land leases are converted to building leases.

(4)
Percent leased includes (i) space being fitted out for occupancy pursuant to existing leases as of March 31, 2018, if any, and (ii) space which is leased but is not occupied or is being offered for sublease by tenants, if any.

(5)	Includes a 35 rentable square foot expansion for a lease that commenced on September 1, 2017.

Three Months Ended March 31, 2018, Compared to Three Months Ended March 31, 2017 (dollars in thousands)

	ILPT Results (1)
	Three Months Ended March 31,
			$	%
	2018	2017	Change	Change
Revenues:
Rental income	$34,809	$33,870	$939	2.8%
Tenant reimbursements and other income	5,796	5,570	226	4.1%
Total revenues	40,605	39,440	1,165	3.0%

Operating expenses:
Real estate taxes	4,585	4,339	246	5.7%
Other operating expenses	3,545	2,732	813	29.8%
Total operating expenses	8,130	7,071	1,059	15.0%

NOI (3)	32,475	32,369	106	0.3%

Other expenses:
Depreciation and amortization	6,873	6,811	62	0.9%
Total other expenses	6,873	6,811	62	0.9%
Operating income	25,602	25,558	44	0.2%
Interest expense	(380)	(555)	175	(31.5)%
Net income	$25,222	$25,003	$219	0.9%

Reconciliation of Net Income to NOI (2):
Net income	$25,222	$25,003
Interest expense	380	555
Operating income	25,602	25,558

Depreciation and amortization	6,873	6,811
NOI	$32,475	$32,369

(1)	Consists of 266 buildings, leasable land parcels and easements that we owned continuously since January 1, 2017 and that we contributed to ILPT in connection with ILPT's formation.

(2)	See footnote (3) on page 23 for the definition of NOI.

References to changes in the income and expense categories below relate to the comparison of results for the three months ended March 31, 2018, compared to the three months ended March 31, 2017.

Rental income.The increase in rental income was primarily a result of an increase in occupancy during 2017 and increases from leasing activity and rent resets at certain of our Hawaii lands. Rental income includes non-cash straight line rent adjustments totaling approximately $1,194 for the 2018 period and approximately $1,470 for the 2017 period, and net amortization of acquired real estate leases and assumed real estate lease obligations totaling approximately $102 for the 2018 period and approximately $96 for the 2017 period.

Tenant reimbursements and other income. The increase in tenant reimbursements and other income primarily reflects increases in real estate tax and other operating expense reimbursements from tenants at certain of our properties, partially offset by insurance proceeds and tenant escalation true-ups recognized in the 2017 period.

Real estate taxes. The increase in real estate taxes primarily reflects tax valuation and tax rate increases at certain of our properties.

Other operating expenses. The increase in other operating expenses primarily reflects increases in rent reserves and snow removal costs at certain of our properties in the 2018 period, compared to lower than usual amounts for these expenses in the 2017 period.

Depreciation and amortization. The increase in depreciation and amortization primarily reflects increased depreciation of capital improvements at our properties.

Interest expense. The decrease in interest expense primarily reflects the prepayment of certain mortgage notes in December 2017.

Net income. The increase in net income for the 2018 period compared to the 2017 period reflects the changes noted above.

LIQUIDITY AND CAPITAL RESOURCES

Our Operating Liquidity and Resources (dollars in thousands)

Our principal sources of funds to meet our operating and capital expenses, pay debt service obligations and make distributions to our common shareholders are revenues from tenants at our properties and borrowings under our revolving credit facility. We believe that these sources of funds will be sufficient to meet our operating and capital expenses, pay debt service obligations and make distributions to our common shareholders for the next 12 months and for the foreseeable future thereafter. Our future cash flows from operating activities will depend primarily upon our ability to:

•	maintain or improve the occupancy of, and the rental rates at, our properties;

•	control our operating cost increases; and

•	purchase additional properties that produce cash flows in excess of our costs of acquisition capital and the related property operating expenses.

Cash flows provided by (used in) operating, investing and financing activities were $21,566, ($1,438) and ($646,529), respectively, for the three months ended March 31, 2018 and $37,207, ($10,536) and ($30,697), respectively, for the three months ended March 31, 2017. Net cash provided by operating activities for the three months ended March 31, 2018 decreased compared to the corresponding prior year period primarily due to the payment of the 2017 incentive management fee to RMR LLC in January 2018, partially offset by increased operating cash flows from the properties we acquired during 2017. Net cash used in investing activities for the three months ended March 31, 2018 decreased compared to the corresponding prior year period primarily due to lower acquisition and real estate improvement activities during the 2018 period. Net cash used in financing activities for the three months ended March 31, 2018 increased compared to the corresponding prior year period primarily due to the redemption of all $350,000 of our 2.85% senior notes and the repayment of our $350,000 unsecured term loan in January 2018 and net activities on our revolving credit facilities, partially offset by the proceeds received from the issuance of ILPT common shares.

Our Investment and Financing Liquidity and Resources (dollars and square feet in thousands, except per share and per square foot data)

Our future acquisitions or development of properties cannot be accurately projected because they depend upon available opportunities that come to our attention and upon our ability to successfully acquire, develop and operate such properties. We generally do not intend to purchase "turn around" properties, or properties that do not generate positive cash flows, and, to the extent we conduct construction or redevelopment activities on our properties, we currently intend to conduct those activities primarily to satisfy tenant requirements or on a build to suit basis for existing or new tenants.

In order to fund our acquisitions and to meet our cash needs that may result from timing differences between our receipt of rents and our desire or need to make distributions or pay operating or capital expenses, we maintain a $750,000 revolving credit facility with a group of lenders. The maturity date of our revolving credit facility is March 29, 2019 and, subject to our payment of an extension fee and meeting other conditions, we have the option to extend the stated maturity date by one year to March 29, 2020. We pay interest on borrowings under our revolving credit facility at the rate of LIBOR plus a premium. We also pay a facility fee on the total amount of lending commitments under our revolving credit facility. Both the interest rate premium and the facility fee are subject to adjustment based upon changes to our credit ratings. At March 31, 2018, the interest rate premium on our revolving credit facility was 125 basis points and our facility fee was 25 basis points. We can borrow, repay and reborrow funds available under our revolving credit facility until maturity, and no principal repayment is due until maturity. As of March 31, 2018, the interest rate payable on borrowings under our revolving credit facility was 2.99%. As of March 31, 2018 and April 30, 2018, we had $107,000 and $97,000, respectively, outstanding under our revolving credit facility and $643,000 and $653,000, respectively, available to borrow under our revolving credit facility.

Our credit agreement includes a feature under which the maximum borrowing availability under our revolving credit facility may be increased to up to $1,850,000 in certain circumstances.

ILPT separately maintains a $750,000 revolving credit facility with a group of lenders. The maturity date of ILPT’s revolving credit facility is December 29, 2021. ILPT has the option to extend the maturity date of its revolving credit facility for two six month periods, subject to payment of extension fees and satisfaction of other conditions. ILPT pays interest on borrowings under its revolving credit facility at the rate of LIBOR plus a premium that will vary based on its leverage ratio. If ILPT later achieves an investment grade credit rating, it will then be able to elect to continue to have the interest premium based on its leverage ratio or it may instead elect to have the interest premium based on its credit rating, or a ratings election. ILPT is required to pay a commitment fee on the unused portion of its revolving credit facility until and if such time as it makes a ratings election, and thereafter ILPT will be required to pay a facility fee in lieu of such commitment fee based on the maximum amount of its revolving credit facility. At March 31, 2018, the interest rate premium on ILPT’s revolving credit facility was 140 basis points and its commitment fee was 25 basis points. After reporting its leverage as of March 31, 2018, ILPT's interest rate premium will drop to 130 basis points. ILPT can borrow, repay and reborrow funds available under its revolving credit facility until maturity, and no principal repayment is due until maturity. As of March 31, 2018, the interest rate payable on borrowings under ILPT’s revolving credit facility was 3.23%. As of March 31, 2018 and April 30, 2018, ILPT had $302,000 and $292,000, respectively, outstanding under its revolving credit facility and $448,000 and $458,000, respectively, available to borrow under its revolving credit facility.

In January 2018, ILPT completed the ILPT IPO, in which it issued 20,000,000 of its common shares raising net proceeds of $444,309, after deducting the underwriting discounts and commissions and expenses. Upon the completion of the ILPT IPO, ILPT's secured revolving credit facility converted into a four year unsecured revolving credit facility, and ILPT used substantially all of the net proceeds from the ILPT IPO to reduce amounts outstanding under its revolving credit facility. ILPT also reimbursed us for the costs that we incurred in connection with ILPT's formation and the preparation for the ILPT IPO.
Our senior unsecured notes are governed by an indenture and its supplements and require semi-annual interest payments through maturity.

Our debt maturities (other than our revolving credit facility and ILPT's revolving credit facility) as of March 31, 2018 were as follows: $228 in 2018, $710 in 2019, $488,812 in 2020, $0 in 2021 and $1,171,000 thereafter.

As of March 31, 2018 and December 31, 2017, we had cash and cash equivalents of $30,884 and $658,719, respectively. In January 2018, we used cash on hand and borrowings under our revolving credit facility to redeem all $350,000 of our 2.85% senior notes due 2018 and repay our $350,000 unsecured term loan. We typically use cash balances, borrowings under our revolving credit facility, net proceeds from offerings of equity or debt securities, term loans and the cash flows from our operations to fund debt repayments, property acquisitions, capital expenditures and other general business purposes. We also have in the past assumed mortgage debt in connection with certain of our acquisitions and we may do so in the future. In addition, we may sell, or place mortgages on, properties we own.

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

The completion and the costs of any future financings will depend primarily on our success in operating our business and upon market conditions. In particular, the feasibility and cost of any future debt financings will depend primarily on our then credit qualities and on market conditions. We have no control over market conditions. Potential lenders in future debt transactions will evaluate our ability to fund required debt service and repay principal balances when they become due by reviewing our financial condition, results of operations, business practices and plans and our ability to maintain our earnings, to stagger our debt maturities and to balance our use of debt and equity capital so that our financial performance and leverage ratios afford us flexibility to withstand any reasonably anticipated adverse changes. Similarly, our ability to raise equity capital in the future will depend primarily upon equity capital market conditions and our ability to conduct our business activities to maintain and grow our operating cash flows. We intend to conduct our business activities in a manner that will afford us reasonable access to capital for investment and financing activities, but we cannot be sure that we will be able to successfully carry out this intention.

During the three months ended March 31, 2018, we paid regular quarterly cash distributions to our shareholders aggregating $45,639 using existing cash balances and borrowings under our revolving credit facility. For further information regarding the distributions we paid during 2018, see Note 9 to the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

On April 19, 2018, we declared a regular quarterly distribution of $0.51 per common share, or approximately $45,600, to shareholders of record on April 30, 2018. We expect to pay this distribution on or about May 17, 2018 using existing cash balances and borrowings under our revolving credit facility.

On April 19, 2018, ILPT declared a prorated distribution of $0.27 per ILPT common share, or approximately $17,600, for the period from January 17, 2018 (the date ILPT completed the ILPT IPO) through March 31, 2018 to ILPT's shareholders of record on April 30, 2018. This prorated distribution is based upon a quarterly distribution of $0.33 per ILPT common share ($1.32 per ILPT common share per year). ILPT expects to pay this distribution on or about May 14, 2018 using existing cash balances and borrowings under its revolving credit facility. Accordingly, we expect to receive $12,150 from ILPT as a result of our ownership of 45,000,000 ILPT common shares.

During the three months ended March 31, 2018 and 2017, amounts capitalized for tenant improvements, leasing costs, building improvements and development and redevelopment activities were as follows:

	Three Months Ended
	March 31,
	2018	2017
Tenant improvements (1)	$1,803	$328
Leasing costs (2)	576	1,402
Building improvements (3)	475	694
Development, redevelopment and other activities (4)	450	721
	$3,304	$3,145

(1)	Tenant improvements include capital expenditures used to improve tenants’ space or amounts paid directly to tenants to improve their space.

(2)	Leasing costs include leasing related costs, such as brokerage commissions, legal costs and tenant inducements.

(3)	Building improvements generally include (i) expenditures to replace obsolete building components and (ii) expenditures that extend the useful life of existing assets.

(4)
Development, redevelopment and other activities generally include (i) capital expenditures that are identified at the time of a property acquisition and incurred within a short time period after acquiring the property and (ii) capital expenditure projects that reposition a property or result in new sources of revenues.

As of March 31, 2018, we had estimated unspent leasing related obligations of $32,662.

During the three months ended March 31, 2018, commitments made for expenditures, such as tenant improvements and leasing costs in connection with leasing space, were as follows:

	New Leases	Renewals	Totals
Square feet leased during the period	1	350	351
Total leasing costs and concession commitments (1)	$33	$370	$403
Total leasing costs and concession commitments per square foot (1)	$33.00	$1.06	$1.15
Weighted average lease term by square feet (years)	7.0	26.2	26.1
Total leasing costs and concession commitments per square foot per year (1)	$4.71	$0.04	$0.04

(1)	Includes commitments made for leasing expenditures and concessions, such as tenant improvements, leasing commissions, tenant reimbursements and free rent.

Off Balance Sheet Arrangements (dollars in thousands)

As of March 31, 2018, we had no off balance sheet arrangements that have had or that we expect would be reasonably likely to have a material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources. We had no swaps or hedges as of March 31, 2018, other than the cash flow hedge associated with $41,000 of mortgage debt described in Notes 6 and 8 to the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q and under “Quantitative and Qualitative Disclosures About Market Risk” included in Part I, Item 3 of this Quarterly Report on Form 10-Q.

Debt Covenants (dollars in thousands)

Our principal debt obligations at March 31, 2018 were our senior unsecured notes, borrowings outstanding under our revolving credit facility and ILPT's revolving credit facility and secured mortgage notes assumed in connection with some of our acquisitions. Our mortgage notes are non-recourse, subject to certain limitations, and do not contain any material financial covenants. Our publicly issued senior unsecured notes are governed by an indenture. Our senior unsecured notes indenture and its supplements, our credit agreement and ILPT's credit agreement each provide for acceleration of payment of all amounts outstanding upon the occurrence and continuation of certain events of default, such as, in the case of our credit agreement and ILPT's credit agreement, a change of control of us or ILPT, as applicable, which includes RMR LLC ceasing to act as business or property manager for us or ILPT, respectively. Our senior unsecured notes indenture and its supplements, our credit agreement and ILPT's credit agreement each contain a number of covenants which restrict our ability to incur debts, including debts secured by mortgages on our properties, in excess of calculated amounts, restrict our ability to make distributions to our shareholders in certain circumstances and generally require us to maintain certain financial ratios. As of March 31, 2018, we believe we were in compliance with all of the terms and covenants under our revolving credit facility and senior unsecured notes indenture and its supplements and that ILPT was in compliance with all of the terms and covenants under ILPT's credit agreement.

None of our senior unsecured notes indenture and its supplements, our credit agreement or ILPT's credit agreement contains provisions for acceleration which could be triggered by our credit ratings. However, under our credit agreement, our senior unsecured credit ratings are used to determine the fees and interest rates we pay. Accordingly, if our credit ratings are downgraded, our interest expense and related costs under our credit agreement would increase. In November 2017, Moody's Investors Service downgraded our credit rating which increased our interest rate premium and the facility fee for our revolving credit facility effective January 1, 2018.

Our senior unsecured notes indenture and its supplements contain cross default provisions to any other debts of $25,000 or more. Similarly, our revolving credit facility and ILPT's revolving credit facility have cross default provisions to other indebtedness that is recourse of $25,000 or more and indebtedness that is non-recourse of $50,000 or more.

Related Person Transactions
We have relationships and historical and continuing transactions with RMR LLC, RMR Inc. and others related to them. For example: we have no employees and the personnel and various services we require to operate our business are provided to us by RMR LLC pursuant to our business and property management agreements with RMR LLC; RMR Inc. is the managing member of RMR LLC; Adam D. Portnoy, one of our Managing Trustees, is the sole trustee of ABP Trust, which is the controlling shareholder of RMR Inc.; and we own shares of class A common stock of RMR Inc. We also have relationships and historical and continuing transactions with other companies to which RMR LLC or its subsidiaries provide management services and which may have trustees, directors and officers who are also trustees, directors or officers of us, RMR LLC or RMR Inc., including: ILPT, which was our wholly owned subsidiary until January 17, 2018 and of which we are the largest shareholder (at March 31, 2018 we owned approximately 69.2% of ILPT’s outstanding common shares); GOV, which is our largest shareholder and at March 31, 2018 owned approximately 27.8% of our outstanding common shares; and AIC, of which we, ABP Trust, GOV and four other companies to which RMR LLC provides management services each own 14.3% and which arranges and reinsures in part a combined property insurance program for us and its six other shareholders. For further information about these and other such relationships and related person transactions, see Notes 12 and 13 to the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, our Annual Report, our definitive Proxy Statement for our 2018 Annual Meeting of Shareholders and our other filings with the Securities and Exchange Commission, or SEC. In addition, see the section captioned “Risk Factors” of our Annual Report for a description of risks that may arise as a result of these and other related person transactions and relationships. Our filings with the SEC and copies of certain of our agreements with these related persons, including our business and property management agreements with RMR LLC and our shareholders agreement with AIC and its six other shareholders, are available as exhibits to our filings with the SEC and accessible at the SEC’s website, www.sec.gov. We may engage in additional transactions with related persons, including businesses to which RMR LLC or its subsidiaries provide management services.
Item 3.  Quantitative and Qualitative Disclosures About Market Risk (dollars in thousands, except per share data)

We are exposed to risks associated with market changes in interest rates. We manage our exposure to this market risk by monitoring available financing alternatives. Our strategy to manage exposure to changes in interest rates is materially unchanged since December 31, 2017. Other than as described below, we do not currently expect any significant changes in our exposure to fluctuations in interest rates or in how we manage this exposure in the near future.

At March 31, 2018, our outstanding fixed rate debt consisted of the following senior unsecured notes and secured mortgage notes:

Fixed Rate Debt

		Annual	Annual		Interest
	Principal	Interest	Interest		Payments
Debt	Balance (1)	Rate (1)	Expense (1)	Maturity	Due
Senior unsecured notes	$400,000	3.60%	$14,400	2020	Semi-Annually
Senior unsecured notes	300,000	4.15%	12,450	2022	Semi-Annually
Senior unsecured notes	350,000	4.25%	14,875	2024	Semi-Annually
Senior unsecured notes	400,000	4.50%	18,000	2025	Semi-Annually
Mortgage note (one building in Philadelphia, PA) (2)	41,000	4.16%	1,706	2020	Monthly
Mortgage note (one building in Chester, VA) (3)	48,750	3.99%	1,945	2020	Monthly
Mortgage note (three buildings in Seattle, WA)	71,000	3.55%	2,521	2023	Monthly
Mortgage note (one building in Chicago, IL)	50,000	3.70%	1,850	2023	Monthly
	$1,660,750		$67,747

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

(3)	Represents a mortgage note secured by a property owned by ILPT.

Our senior unsecured notes require semi-annual interest payments until maturity. One of our mortgage notes requires principal and interest payments pursuant to an amortization schedule and our other mortgage notes require interest only payments until maturity.

We have an interest rate swap agreement to manage our interest rate risk exposure on a $41,000 mortgage note due 2020, which requires us to pay interest at a rate equal to LIBOR plus a premium. The interest rate swap agreement effectively modifies our exposure to interest rate risk arising from this floating rate mortgage loan by converting this floating rate debt to a fixed rate through August 3, 2020, which is the maturity date of the mortgage note, thus reducing the impact of interest rate changes on future interest expense. This agreement involves the receipt of floating rate amounts in exchange for fixed rate interest payments over the life of the agreement. Approximately 2.0% ($41,000) of our total outstanding debt had interest payments designated as hedged transactions to interest rate swap agreements at March 31, 2018. As of March 31, 2018, the fair value of our derivative instrument included in other assets in our condensed consolidated balance sheet was $204.

Because our senior unsecured notes and mortgage notes (including the current effect of our interest rate swap agreement) require interest to be paid at fixed rates, changes in market interest rates during the terms of these senior unsecured notes and mortgage notes will not affect our interest obligations. If these senior unsecured notes and mortgage notes were refinanced at interest rates which are 100 basis points higher or lower than shown above, our annual interest cost would increase or decrease by approximately $16,608.

Changes in market interest rates would affect the fair value of our fixed rate debt obligations, including obligations arising from our interest rate swap agreement. Increases in market interest rates decrease the fair value of our fixed rate debt, while decreases in market interest rates increase the fair value of our fixed rate debt. Based on the balances outstanding at March 31, 2018 and discounted cash flow analyses through the maturity dates, and assuming no other changes in factors that may affect the fair value of our fixed rate debt obligations, a hypothetical immediate 100 basis point change in interest rates would change the fair value of these obligations by approximately $67,789.

Floating Rate Debt

At March 31, 2018, our floating rate debt (excluding the $41,000 mortgage note hedged by our interest rate swap agreement) consisted of $107,000 outstanding under our revolving credit facility and $302,000 outstanding under ILPT's revolving credit facility. Our revolving credit facility matures on March 29, 2019 and, subject to our meeting certain conditions, including our payment of an extension fee, we have the option to extend the maturity date by one year to March 29, 2020. ILPT's revolving credit facility matures on December 29, 2021 and, subject to the payment of extension fees and satisfaction of other conditions, ILPT has the option to extend the maturity date for two six month periods. No principal repayments are required under our revolving credit facility or ILPT's revolving credit facility prior to their respective maturities, and prepayments may be made at any time without penalty.

Borrowings under our revolving credit facility and ILPT's revolving credit facility are in U.S. dollars and require interest to be paid at LIBOR plus a premium that is subject to adjustment based upon changes to our credit ratings and ILPT's leverage ratio, respectively. Accordingly, we are vulnerable to changes in the U.S. dollar based short term rates, specifically LIBOR. In addition, upon renewal or refinancing of these obligations, we are vulnerable to increases in interest rate premiums due to market conditions or our perceived credit risk. Generally, a change in interest rates would not affect the value of our outstanding floating rate debt but would affect our operating results. The following table presents the approximate impact a one percentage point increase in interest rates would have on our annual floating rate interest expense at March 31, 2018:

	Impact of an Increase in Interest Rates
			Total Interest	Annual
	Interest Rate	Outstanding	Expense	Earnings Per
	Per Year (1)	Debt (2)	Per Year	Share Impact (3)
At March 31, 2018	3.17%	$409,000	$12,965	$0.15
One percentage point increase	4.17%	$409,000	$17,055	$0.19

(1)	Weighted based on the respective interest rates and outstanding borrowings under our floating rate debt as of March 31, 2018.

(2)	Excludes our $41,000 mortgage note hedged by our interest rate swap agreement.

(3)	Based on the diluted weighted average common shares outstanding for the three months ended March 31, 2018.

The following table presents the impact a one percentage point increase in interest rates would have on our annual floating rate interest expense at March 31, 2018 if we and ILPT were fully drawn on our revolving credit facilities:

	Impact of an Increase in Interest Rates
			Total Interest	Annual
	Interest Rate	Outstanding	Expense	Earnings Per
	Per Year (1)	Debt (2)	Per Year	Share Impact (3)
At March 31, 2018	3.11%	$1,500,000	$46,650	$0.52
One percentage point increase	4.11%	$1,500,000	$61,650	$0.69

(1)	Weighted based on the respective interest rates of our floating rate debt as of March 31, 2018, assuming we and ILPT were fully drawn on our revolving credit facilities.

(2)	Excludes our $41,000 mortgage note hedged by our interest rate swap agreement.

(3)	Based on the diluted weighted average common shares outstanding for the three months ended March 31, 2018.

The foregoing tables show the impact of an immediate increase in floating interest rates. If interest rates were to increase gradually over time, the impact would be spread over time. Our exposure to fluctuations in floating interest rates will increase or decrease in the future with increases or decreases in the outstanding amounts under our revolving credit facility and ILPT's revolving credit facility and any other floating rate debt.

Although we have no present plans to do so, we may in the future enter into additional hedge arrangements from time to time to mitigate our exposure to changes in interest rates.

Item 4. Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, our management carried out an evaluation, under the supervision and with the participation of our President and Chief Operating Officer and our Chief Financial Officer and Treasurer, of the effectiveness of our disclosure controls and procedures pursuant to Rules 13a-15 and 15d-15 under the Exchange Act. Based upon that evaluation, our President and Chief Operating Officer and our Chief Financial Officer and Treasurer concluded that our disclosure controls and procedures are effective.

There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

WARNING CONCERNING FORWARD LOOKING STATEMENTS

THIS QUARTERLY REPORT ON FORM 10-Q CONTAINS STATEMENTS THAT CONSTITUTE FORWARD LOOKING STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 AND OTHER SECURITIES LAWS. ALSO, WHENEVER WE USE WORDS SUCH AS “BELIEVE”, “EXPECT”, “ANTICIPATE”, “INTEND”, “PLAN”, “ESTIMATE”, “WILL”, “MAY” AND NEGATIVES OR DERIVATIVES OF THESE OR SIMILAR EXPRESSIONS, WE ARE MAKING FORWARD LOOKING STATEMENTS. THESE FORWARD LOOKING STATEMENTS ARE BASED UPON OUR PRESENT INTENT, BELIEFS OR EXPECTATIONS, BUT FORWARD LOOKING STATEMENTS ARE NOT GUARANTEED TO OCCUR AND MAY NOT OCCUR. FORWARD LOOKING STATEMENTS IN THIS REPORT RELATE TO VARIOUS ASPECTS OF OUR BUSINESS, INCLUDING:

•	THE LIKELIHOOD THAT OUR TENANTS WILL PAY RENT OR BE NEGATIVELY AFFECTED BY CYCLICAL ECONOMIC CONDITIONS,

•	THE LIKELIHOOD THAT OUR TENANTS WILL RENEW OR EXTEND THEIR LEASES OR THAT WE WILL BE ABLE TO OBTAIN REPLACEMENT TENANTS,

•	OUR ACQUISITIONS OF PROPERTIES,

•	OUR SALES OF PROPERTIES,

•	OUR ABILITY TO COMPETE FOR ACQUISITIONS AND TENANCIES EFFECTIVELY,

•	THE LIKELIHOOD THAT OUR RENTS WILL INCREASE WHEN WE RENEW OR EXTEND OUR LEASES, WHEN WE ENTER NEW LEASES, OR WHEN OUR RENTS RESET, INCLUDING RENT RESETS AT OUR SUBSIDIARY, ILPT'S HAWAII PROPERTIES,

•	OUR ABILITY TO PAY DISTRIBUTIONS TO OUR SHAREHOLDERS AND TO SUSTAIN THE AMOUNT OF SUCH DISTRIBUTIONS,

•	THE FUTURE AVAILABILITY OF BORROWINGS UNDER OUR REVOLVING CREDIT FACILITY OR ILPT'S REVOLVING CREDIT FACILITY,

•	OUR POLICIES AND PLANS REGARDING INVESTMENTS, FINANCINGS AND DISPOSITIONS,

•	OUR ABILITY TO RAISE DEBT OR EQUITY CAPITAL,

•	OUR ABILITY TO PAY INTEREST ON AND PRINCIPAL OF OUR DEBT,

•	OUR ABILITY TO APPROPRIATELY BALANCE OUR USE OF DEBT AND EQUITY CAPITAL,

•	OUR CREDIT RATINGS,

•	OUR EXPECTATION THAT WE BENEFIT AS A RESULT OF THE ILPT IPO AND FROM OUR CONTINUED OWNERSHIP INTEREST IN AND OTHER RELATIONSHIPS WITH ILPT,

•	OUR EXPECTATION THAT WE BENEFIT FROM OUR OWNERSHIP INTEREST IN AND OTHER RELATIONSHIPS WITH RMR INC.,

•	OUR EXPECTATION THAT WE BENEFIT FROM OUR OWNERSHIP INTEREST IN AND OTHER RELATIONSHIPS WITH AIC AND FROM OUR PARTICIPATION IN INSURANCE PROGRAMS ARRANGED BY AIC,

•	OUR QUALIFICATION FOR TAXATION AS A REIT, AND ILPT'S QUALIFICATION FOR TAXATION AS A REIT,

•	THE CREDIT QUALITIES OF OUR TENANTS, AND

•	OTHER MATTERS.
OUR ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE CONTAINED IN OR IMPLIED BY OUR FORWARD LOOKING STATEMENTS AS A RESULT OF VARIOUS FACTORS. FACTORS THAT COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR FORWARD LOOKING STATEMENTS AND UPON OUR BUSINESS, RESULTS OF OPERATIONS, FINANCIAL CONDITION, FFO ATTRIBUTED TO SIR, NORMALIZED FFO ATTRIBUTED TO SIR, NOI, CASH FLOWS, LIQUIDITY AND PROSPECTS INCLUDE, BUT ARE NOT LIMITED TO:

•	THE IMPACT OF CONDITIONS AND CHANGES IN THE ECONOMY AND THE CAPITAL MARKETS ON US AND OUR TENANTS,

•	COMPETITION WITHIN THE REAL ESTATE INDUSTRY, PARTICULARLY IN THOSE MARKETS IN WHICH OUR PROPERTIES ARE LOCATED,

•	COMPLIANCE WITH, AND CHANGES TO, FEDERAL, STATE AND LOCAL LAWS AND REGULATIONS, ACCOUNTING RULES, TAX LAWS AND SIMILAR MATTERS,

•	LIMITATIONS IMPOSED ON OUR BUSINESS AND OUR ABILITY TO SATISFY COMPLEX RULES IN ORDER FOR US TO QUALIFY FOR TAXATION AS A REIT,

•	ACTUAL AND POTENTIAL CONFLICTS OF INTEREST WITH OUR RELATED PARTIES, INCLUDING OUR MANAGING TRUSTEES, RMR LLC, RMR INC., ILPT, GOV, AIC, AND OTHERS AFFILIATED WITH THEM, AND

•	ACTS OF TERRORISM, OUTBREAKS OF SO CALLED PANDEMICS OR OTHER MANMADE OR NATURAL DISASTERS BEYOND OUR CONTROL.
FOR EXAMPLE:

•
OUR ABILITY TO MAKE FUTURE DISTRIBUTIONS TO OUR SHAREHOLDERS AND TO MAKE PAYMENTS OF PRINCIPAL AND INTEREST ON OUR INDEBTEDNESS DEPENDS UPON A NUMBER OF FACTORS, INCLUDING OUR FUTURE EARNINGS, THE CAPITAL COSTS WE INCUR TO LEASE OUR PROPERTIES, OUR WORKING CAPITAL REQUIREMENTS AND OUR RECEIPT OF DISTRIBUTIONS FROM ILPT. WE

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

•	CONTINGENCIES IN OUR ACQUISITION AND SALE AGREEMENTS MAY NOT BE SATISFIED AND ANY EXPECTED ACQUISITIONS AND SALES MAY NOT OCCUR, MAY BE DELAYED OR THE TERMS OF SUCH TRANSACTIONS MAY CHANGE,

•	RENTS THAT WE CAN CHARGE AT OUR PROPERTIES MAY DECLINE BECAUSE OF CHANGING MARKET CONDITIONS OR OTHERWISE,

•
MOST OF ILPT'S HAWAII PROPERTIES ARE LANDS LEASED FOR RENTS THAT ARE PERIODICALLY RESET BASED ON THEN CURRENT FAIR MARKET VALUES. REVENUES FROM ILPT'S PROPERTIES IN HAWAII HAVE GENERALLY INCREASED DURING OUR AND OUR PREDECESSOR'S AND ILPT'S OWNERSHIP AS THE LEASES FOR THOSE PROPERTIES HAVE BEEN RESET OR RENEWED. ALTHOUGH ILPT EXPECTS THAT RENTS FOR ITS HAWAII PROPERTIES WILL INCREASE IN THE FUTURE, IT CANNOT BE SURE THEY WILL. FUTURE RENTS FROM THESE PROPERTIES COULD DECREASE OR NOT INCREASE TO THE EXTENT THEY HAVE IN THE PAST,

•
WE MAY NOT SUCCEED IN FURTHER DIVERSIFYING OUR REVENUE SOURCES AND ANY DIVERSIFICATION WE MAY ACHIEVE MAY NOT MITIGATE OUR PORTFOLIO RISKS OR IMPROVE THE SECURITY OF OUR REVENUES OR OUR OPERATING PERFORMANCE,

•	ILPT'S POSSIBLE REDEVELOPMENT OF CERTAIN OF ITS HAWAII PROPERTIES MAY NOT BE REALIZED OR BE SUCCESSFUL,

•
AS OF MARCH 31, 2018, WE HAD ESTIMATED LEASING RELATED OBLIGATIONS OF $32.7 MILLION. OUR LEASING RELATED OBLIGATIONS MAY COST MORE OR LESS AND MAY TAKE LONGER TO COMPLETE THAN WE EXPECT, AND OUR LEASING RELATED OBLIGATIONS MAY INCREASE,

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

•	OUR EXPECTATION THAT THE RENTS WE MAY RECEIVE FROM OUR HAWAII LANDS MAY INCREASE IN THE FUTURE MAY NOT BE REALIZED,

•	SOME OF OUR TENANTS MAY NOT RENEW EXPIRING LEASES, AND WE MAY BE UNABLE TO OBTAIN NEW TENANTS TO MAINTAIN OR INCREASE THE HISTORICAL OCCUPANCY RATES OF, OR RENTS FROM, OUR PROPERTIES,

•	WE MAY INCUR SIGNIFICANT COSTS TO PREPARE A PROPERTY FOR A TENANT, PARTICULARLY FOR SINGLE TENANT PROPERTIES,

•	INCREASING DEVELOPMENT OF INDUSTRIAL AND LOGISTICS PROPERTIES MAY REDUCE THE DEMAND FOR, AND ILPT'S RENTS FROM, ILPT'S PROPERTIES,

•
A FORMER TENANT OF TWO OF OUR PROPERTIES HAS FILED FOR BANKRUPTCY AND REJECTED ITS TWO LEASES WITH US. ALTHOUGH A SUBTENANT OF THAT FORMER TENANT AT ONE OF THE TWO PROPERTIES IS NOW CONTRACTUALLY OBLIGATED TO PAY RENT TO US IN AN AMOUNT EQUAL TO THE RENT UNDER THE FORMER TENANT'S LEASE, THAT SUBTENANT HAS CERTAIN RIGHTS TO TERMINATE ITS SUBLEASE, INCLUDING UPON ONE YEAR'S ADVANCE NOTICE,

•
WE INTEND TO CONDUCT OUR BUSINESS ACTIVITIES IN A MANNER THAT WILL AFFORD US REASONABLE ACCESS TO CAPITAL FOR INVESTMENT AND FINANCING ACTIVITIES. HOWEVER, WE MAY NOT SUCCEED IN THIS REGARD AND WE MAY NOT HAVE REASONABLE ACCESS TO CAPITAL,

•
CONTINUED AVAILABILITY OF BORROWINGS UNDER OUR REVOLVING CREDIT FACILITY AND ILPT'S REVOLVING CREDIT FACILITY IS SUBJECT TO US AND ILPT, AS THE CASE MAY BE, SATISFYING CERTAIN FINANCIAL COVENANTS AND OTHER CREDIT FACILITY CONDITIONS THAT WE AND ILPT MAY BE UNABLE TO SATISFY,

•
ACTUAL COSTS UNDER OUR REVOLVING CREDIT FACILITY AND ILPT'S REVOLVING CREDIT FACILITY OR OTHER FLOATING RATE DEBT WILL BE HIGHER THAN LIBOR PLUS A PREMIUM BECAUSE OF FEES AND EXPENSES ASSOCIATED WITH SUCH DEBT,

•	WE MAY BE UNABLE TO REPAY OUR DEBT OBLIGATIONS WHEN THEY BECOME DUE,

•
THE MAXIMUM BORROWING AVAILABILITY UNDER OUR REVOLVING CREDIT FACILITY MAY BE INCREASED TO UP TO $1.85 BILLION IN CERTAIN CIRCUMSTANCES AND THE MAXIMUM BORROWING AVAILABILITY UNDER ILPT'S REVOLVING CREDIT FACILITY MAY BE INCREASED TO UP TO $1.5 BILLION IN CERTAIN CIRCUMSTANCES; HOWEVER, INCREASING THE MAXIMUM BORROWING AVAILABILITY UNDER OUR REVOLVING CREDIT FACILITY OR ILPT'S REVOLVING CREDIT FACILITY IS SUBJECT TO US AND ILPT, AS THE CASE MAY BE, OBTAINING ADDITIONAL COMMITMENTS FROM LENDERS, WHICH MAY NOT OCCUR,

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

•
THE PREMIUMS USED TO DETERMINE THE INTEREST RATE PAYABLE ON OUR REVOLVING CREDIT FACILITY AND ILPT'S REVOLVING CREDIT FACILITY, THE FACILITY FEE PAYABLE ON OUR REVOLVING CREDIT FACILITY AND THE UNUSED FEE PAYABLE ON ILPT'S REVOLVING CREDIT FACILITY ARE BASED ON OUR CREDIT RATINGS AND ILPT'S LEVERAGE, RESPECTIVELY. FUTURE CHANGES IN OUR CREDIT RATINGS AND ILPT'S LEVERAGE MAY CAUSE THE INTEREST AND FEES WE AND ILPT PAY, RESPECTIVELY, TO INCREASE.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer purchases of equity securities. The following table provides information about our purchases of our equity securities during the quarter ended March 31, 2018:

Maximum
			Total Number of	Approximate Dollar
			Shares Purchased	Value of Shares that
	Number of	Average	as Part of Publicly	May Yet Be Purchased
	Shares	Price Paid	Announced Plans	Under the Plans or
Calendar Month	Purchased (1)	per Share	or Programs	Programs
January 2018	617	$25.13	$—	$—
Total	617	$25.13	$—	$—

(1) This common share purchase was made to satisfy tax withholding and payment obligations of a former RMR LLC employee in connection with the vesting of awards of our common shares. We purchased these shares at their fair market value based upon the trading price of our common shares at the close of trading on Nasdaq on December 29, 2017.

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

101.1
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018 formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Statements of Cash Flows and (iv) related notes to these financial statements, tagged as blocks of text and in detail. (Filed herewith.)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SELECT INCOME REIT

By:	/s/ David M. Blackman
David M. Blackman
President and Chief Operating Officer
Dated: May 1, 2018

By:	/s/ John C. Popeo
John C. Popeo
Chief Financial Officer and Treasurer
(principal financial and accounting officer)
Dated: May 1, 2018