Form 10-Q
period 2018-06-30
SELECT INCOME REIT
filed 2018-07-31
CIK 1537667

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

Number of registrant’s common shares of beneficial interest, $.01 par value per share, outstanding as of July 30, 2018: 89,504,754

SELECT INCOME REIT

FORM 10-Q

June 30, 2018

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

PART I Financial Information

Item 1.  Financial Statements

SELECT INCOME REIT

CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except per share data)
(unaudited)

	June 30,	December 31,
	2018	2017
ASSETS
Real estate properties:
Land	$1,056,943	$1,041,767
Buildings and improvements	3,217,101	3,178,098
	4,274,044	4,219,865
Accumulated depreciation	(354,280)	(314,249)
	3,919,764	3,905,616
Properties held for sale	5,829	5,829
Acquired real estate leases, net	445,616	477,577
Cash and cash equivalents	31,476	658,719
Restricted cash	1,573	178
Rents receivable, including straight line rents of $117,873 and $122,010, respectively, net of allowance for doubtful accounts of $1,765 and $1,396, respectively	122,795	127,672
Deferred leasing costs, net	14,644	14,295
Other assets, net	142,153	113,144
Total assets	$4,683,850	$5,303,030

LIABILITIES AND SHAREHOLDERS' EQUITY
Unsecured revolving credit facility	$105,000	$—
ILPT revolving credit facility	335,000	750,000
Unsecured term loan, net	—	348,870
Senior unsecured notes, net	1,429,622	1,777,425
Mortgage notes payable, net	210,715	210,785
Accounts payable and other liabilities	95,921	101,352
Assumed real estate lease obligations, net	64,372	68,783
Rents collected in advance	19,364	15,644
Security deposits	8,483	8,346
Due to related persons	19,742	30,006
Total liabilities	2,288,219	3,311,211

Commitments and contingencies

Shareholders' equity:
Shareholders' equity attributable to SIR:
Common shares of beneficial interest, $.01 par value: 125,000,000 shares authorized; 89,504,754 and 89,487,371 shares issued and outstanding, respectively	895	895
Additional paid in capital	2,312,339	2,180,896
Cumulative net income	605,366	508,213
Cumulative other comprehensive income	687	52,665
Cumulative common distributions	(842,128)	(750,850)
Total shareholders' equity attributable to SIR	2,077,159	1,991,819
Noncontrolling interest in consolidated subsidiary	318,472	—
Total shareholders' equity	2,395,631	1,991,819
Total liabilities and shareholders' equity	$4,683,850	$5,303,030

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SELECT INCOME REIT

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(amounts in thousands, except per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
REVENUES:
Rental income	$96,415	$97,041	$196,170	$194,385
Tenant reimbursements and other income	19,592	18,829	40,466	37,779
Total revenues	116,007	115,870	236,636	232,164

EXPENSES:
Real estate taxes	12,442	10,836	24,230	21,679
Other operating expenses	13,618	13,523	28,900	26,390
Depreciation and amortization	35,009	34,317	69,955	68,057
General and administrative	18,081	8,188	32,022	23,089
Write-off of straight line rents receivable, net	10,626	—	10,626	12,517
Loss on asset impairment	—	—	—	4,047
Loss on impairment of real estate assets	—	229	—	229
Total expenses	89,776	67,093	165,733	156,008

Operating income	26,231	48,777	70,903	76,156

Dividend income	396	396	793	793
Unrealized gain on equity securities	13,488	—	30,388	—
Interest income	110	7	620	20
Interest expense (including net amortization of debt issuance costs, premiums and discounts of $1,735, $1,568, $3,499 and $2,972, respectively)	(22,667)	(22,808)	(46,159)	(43,895)
Loss on early extinguishment of debt	—	—	(1,192)	—
Income before income tax expense and equity in earnings of an investee	17,558	26,372	55,353	33,074
Income tax expense	(101)	(85)	(261)	(187)
Equity in earnings of an investee	7	374	51	502
Net income	17,464	26,661	55,143	33,389
Net income allocated to noncontrolling interest	(5,765)	—	(10,244)	—
Net income attributed to SIR	$11,699	$26,661	$44,899	$33,389

Net income	$17,464	$26,661	$55,143	$33,389
Other comprehensive income:
Unrealized gain (loss) on investment in available for sale securities	—	(1,348)	—	14,520
Unrealized gain (loss) on interest rate swap	78	(97)	359	34
Equity in unrealized gain (loss) of an investee	10	58	(83)	180
Other comprehensive income (loss)	88	(1,387)	276	14,734
Comprehensive income	17,552	25,274	55,419	48,123
Comprehensive income allocated to noncontrolling interest	(5,765)	—	(10,244)	—
Comprehensive income attributed to SIR	$11,787	$25,274	$45,175	$48,123

Weighted average common shares outstanding - basic	89,393	89,338	89,388	89,334
Weighted average common shares outstanding - diluted	89,416	89,362	89,398	89,356

Net income attributed to SIR per common share - basic and diluted	$0.13	$0.30	$0.50	$0.37

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SELECT INCOME REIT

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
(dollars in thousands)
(unaudited)

							Total
					Cumulative		Shareholders'	Noncontrolling
	Number of		Additional	Cumulative	Other	Cumulative	Equity	Interest in	Total
	Common	Common	Paid In	Net	Comprehensive	Common	Attributable	Consolidated	Shareholders'
	Shares	Shares	Capital	Income	Income	Distributions	to SIR	Subsidiary	Equity
Balance at December 31, 2017	89,487,371	$895	$2,180,896	$508,213	$52,665	$(750,850)	$1,991,819	$—	$1,991,819
Cumulative adjustment upon adoption of ASU No. 2016-01	—	—	—	52,254	(52,254)	—	—	—	—
Balance at January 1, 2018	89,487,371	895	2,180,896	560,467	411	(750,850)	1,991,819	—	1,991,819
Net income	—	—	—	44,899	—	—	44,899	10,244	55,143
Share grants	18,000	—	434	—	—	—	434	345	779
Share repurchases	(617)	—	(16)	—	—	—	(16)	—	(16)
Issuance of shares of subsidiary, net	—	—	131,025	—	—	—	131,025	313,284	444,309
Other comprehensive income	—	—	—	—	276	—	276	—	276
Distributions to common shareholders	—	—	—	—	—	(91,278)	(91,278)	—	(91,278)
Distributions to noncontrolling interest	—	—	—	—	—	—	—	(5,401)	(5,401)
Balance at June 30, 2018	89,504,754	$895	$2,312,339	$605,366	$687	$(842,128)	$2,077,159	$318,472	$2,395,631

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SELECT INCOME REIT

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(unaudited)

	Six Months Ended June 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$55,143	$33,389
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	40,556	39,927
Net amortization of debt issuance costs, premiums and discounts	3,499	2,972
Amortization of acquired real estate leases and assumed real estate lease obligations	27,550	26,520
Amortization of deferred leasing costs	928	792
Write-off of straight line rents and provision for losses on rents receivable	10,995	12,564
Straight line rental income	(6,489)	(10,780)
Impairment losses	—	4,276
Loss on early extinguishment of debt	1,192	—
Other non-cash expenses, net	27	(359)
Unrealized gain on equity securities	(30,388)	—
Equity in earnings of an investee	(51)	(502)
Change in assets and liabilities:
Rents receivable	372	4,136
Deferred leasing costs	(1,273)	(2,005)
Other assets	4,467	(270)
Accounts payable and other liabilities	(9,049)	(2,873)
Rents collected in advance	3,720	(2,379)
Security deposits	137	184
Due to related persons	(10,264)	8,914
Net cash provided by operating activities	91,072	114,506

CASH FLOWS FROM INVESTING ACTIVITIES:
Real estate acquisitions and deposits	(43,326)	(80,205)
Real estate improvements	(7,025)	(8,177)
Net cash used in investing activities	(50,351)	(88,382)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common shares in subsidiary, net	444,309	—
Proceeds from issuance of senior unsecured notes, after discounts	—	345,394
Repayments of mortgage notes payable	—	(17,534)
Borrowings under revolving credit facilities	202,000	145,000
Repayments of revolving credit facilities	(512,000)	(405,000)
Payment of debt issuance costs	(4,183)	(3,187)
Repayment of unsecured term loan	(350,000)	—
Repayment of senior unsecured notes	(350,000)	—
Distributions to common shareholders	(91,278)	(91,216)
Repurchase of common shares	(16)	—
Distributions to noncontrolling interest	(5,401)	—
Net cash used in financing activities	(666,569)	(26,543)

Decrease in cash, cash equivalents and restricted cash	(625,848)	(419)
Cash, cash equivalents and restricted cash at beginning of period	658,897	22,171
Cash, cash equivalents and restricted cash at end of period	$33,049	$21,752

SUPPLEMENTAL DISCLOSURES:
Interest paid	$47,368	$39,359
Income taxes paid	$425	$373
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SELECT INCOME REIT

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(dollars in thousands)
(unaudited)

SUPPLEMENTAL DISCLOSURE OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH:

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets to the amounts shown in the condensed consolidated statements of cash flows:

	As of June 30,
	2018	2017
Cash and cash equivalents	$31,476	$21,683
Restricted cash	1,573	69
Total cash, cash equivalents and restricted cash shown in the statements of cash flows	$33,049	$21,752

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SELECT INCOME REIT

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

Note 1. Basis of Presentation

The accompanying condensed consolidated financial statements of Select Income REIT and its consolidated subsidiaries, or the Company, SIR, we, us or our, are unaudited. Certain information and disclosures required by U.S. generally accepted accounting principles, or GAAP, for complete financial statements have been condensed or omitted. We believe the disclosures made are adequate to make the information presented not misleading. However, the accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes contained in our Annual Report on Form 10-K for the year ended December 31, 2017, or our 2017 Annual Report. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement of results for the interim period have been included. All intercompany transactions and balances with or among our consolidated subsidiaries have been eliminated. Our operating results for interim periods are not necessarily indicative of the results that may be expected for the full year. Reclassifications have been made to the prior years' condensed consolidated financial statements to conform to the current year's presentation.

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

On January 17, 2018, Industrial Logistics Properties Trust and its consolidated subsidiaries, or ILPT, our then wholly owned subsidiary, completed an initial public offering and listing on The Nasdaq Stock Market LLC, or Nasdaq, of 20,000,000 of its common shares, or the ILPT IPO. ILPT intends to qualify for taxation as a real estate investment trust, or REIT, under the Internal Revenue Code of 1986, as amended, or the IRC, for U.S. federal income tax purposes, commencing with its taxable year ending December 31, 2018 and to maintain such qualification thereafter. Upon the completion of the ILPT IPO, ILPT owned 266 of our consolidated buildings, leasable land parcels and easements with a combined 28,540,000 rentable square feet, consisting of 226 buildings, leasable land parcels and easements with approximately 16,834,000 rentable square feet located on the island of Oahu, HI, and 40 industrial buildings with approximately 11,706,000 rentable square feet located in 24 other states, or collectively, the ILPT Properties. Following the ILPT IPO, most of our 100% owned properties are office properties. As of June 30, 2018, we continue to own 45,000,000 ILPT common shares, or approximately 69.2% of ILPT’s outstanding common shares. We accounted for the sale of the ILPT common shares in accordance with Accounting Standards Codification Topic 810, Consolidation, and concluded that we retained control under the voting interest model given our ownership percentage in ILPT; therefore, ILPT remains one of our consolidated subsidiaries and the difference between the net book value sold and the share price paid is treated as an increase to additional paid in capital. The 30.8% portion of ILPT that is not controlled by us, or the noncontrolling interest, is presented as a separate component of equity in our condensed consolidated balance sheets. In addition, net income attributable to the noncontrolling interest is calculated based on the 30.8% of ILPT shares not owned by us and is presented separately in our condensed consolidated statements of comprehensive income. See Note 13 for additional information regarding the ILPT IPO.

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

On January 1, 2018, we adopted FASB ASU No. 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities, which changes how entities measure certain equity investments and present changes in the fair value of financial liabilities measured under the fair value option that are attributable to their own credit. The implementation of ASU No. 2016-01 resulted in the reclassification of historical changes in the fair value of our available for sale equity securities of $51,413 from cumulative other comprehensive income to cumulative net income. We also reclassified $841 from cumulative other comprehensive income to cumulative net income for our share of cumulative other comprehensive income of our equity method investee. Effective January 1, 2018, changes in the fair value of our equity securities are recorded through earnings in accordance with ASU No. 2016-01.

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

In June 2018, the FASB issued ASU No. 2018-07, Compensation - Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting, which aligns the measurement and classification guidance for share based payments to nonemployees with the guidance for share based payments to employees, with certain exceptions. ASU No. 2018-07 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. We are currently assessing the potential impact the adoption of ASU No. 2018-07 will have in our condensed consolidated financial statements.

Note 3. Real Estate Properties

As of June 30, 2018, we owned 367 buildings, leasable land parcels and easements with approximately 45,736,000 rentable square feet.

Acquisitions:

During the six months ended June 30, 2018, ILPT acquired one property, located in Doral, FL, with 240,283 rentable square feet for a purchase price of $43,326, including acquisition related costs of $251. This property was acquired and simultaneously leased back to the seller. This acquisition was accounted for as an acquisition of assets and this property is included in our ILPT segment. We allocated the purchase price of this acquisition based on the estimated fair values of the acquired assets as follows:

				Rentable
			Number of	Square	Purchase		Building and
Date	Location	Owner	Buildings	Feet	Price	Land	Improvements
June 27, 2018	Doral, FL	ILPT	1	240,283	$43,326	$15,225	$28,101

In July 2018, ILPT entered an agreement to acquire one single tenant, net leased property located in Upper Marlboro, MD with approximately 221,000 rentable square feet for a purchase price of $29,250, excluding acquisition related costs. This acquisition is expected to occur before the end of the third quarter of 2018. This acquisition is subject to conditions; accordingly, we cannot be sure that ILPT will acquire this property, that the acquisition will not be delayed or that the terms will not change. This property will be included in our ILPT segment if and when the acquisition is completed.

Dispositions:

In May 2018, we entered an agreement to sell one of our land parcels in Kapolei, HI with 417,610 rentable square feet for $10,300, excluding closing costs. This sale is expected to occur before the end of the third quarter of 2018. This sale is subject to conditions; accordingly, we cannot be sure that we will sell this property, that the sale will not be delayed or that the terms will not change. This property is included in our SIR segment.

Tenant Improvements and Leasing Costs:

During the six months ended June 30, 2018, we committed $944 for expenditures related to tenant improvements and leasing costs for approximately 571,000 square feet of leases executed during the period. Committed but unspent tenant related obligations based on existing leases as of June 30, 2018 were $26,863.

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

As of June 30, 2018, we had two operating segments: properties 100% owned by SIR (primarily net leased office properties) and properties owned by ILPT (primarily industrial and logistics properties). We have restated the 2017 segment tables below to present our segment information retrospectively.

	For the Three Months Ended June 30, 2018
	SIR	ILPT	Corporate	Consolidated
REVENUES:
Rental income	$62,535	$33,880	$—	$96,415
Tenant reimbursements and other income	14,052	5,540	—	19,592
Total revenues	76,587	39,420	—	116,007

EXPENSES:
Real estate taxes	7,860	4,582	—	12,442
Other operating expenses	10,794	2,824	—	13,618
Depreciation and amortization	28,119	6,890	—	35,009
General and administrative	—	—	18,081	18,081
Write-off of straight line rents receivable, net	10,626	—	—	10,626
Total expenses	57,399	14,296	18,081	89,776

Operating income	19,188	25,124	(18,081)	26,231

Dividend income	—	—	396	396
Unrealized gain on equity securities	—	—	13,488	13,488
Interest income	—	—	110	110
Interest expense	(1,467)	(434)	(20,766)	(22,667)
Income before income tax expense and equity in earnings of an investee	17,721	24,690	(24,853)	17,558
Income tax expense	—	—	(101)	(101)
Equity in earnings of an investee	—	—	7	7
Net income	17,721	24,690	(24,947)	17,464
Net income allocated to noncontrolling interest	—	—	(5,765)	(5,765)
Net income attributed to SIR	$17,721	$24,690	$(30,712)	$11,699

	At June 30, 2018
	SIR	ILPT	Corporate	Consolidated
Total assets	$3,072,559	$1,440,459	$170,832	$4,683,850

	For the Three Months Ended June 30, 2017
	SIR	ILPT	Corporate	Consolidated
REVENUES:
Rental income	$63,614	$33,427	$—	$97,041
Tenant reimbursements and other income	13,651	5,178	—	18,829
Total revenues	77,265	38,605	—	115,870

EXPENSES:
Real estate taxes	6,497	4,339	—	10,836
Other operating expenses	10,822	2,701	—	13,523
Depreciation and amortization	27,462	6,855	—	34,317
General and administrative	—	—	8,188	8,188
Loss on impairment of real estate assets	229	—	—	229
Total expenses	45,010	13,895	8,188	67,093

Operating income	32,255	24,710	(8,188)	48,777

Dividend income	—	—	396	396
Interest income	—	—	7	7
Interest expense	(1,708)	(560)	(20,540)	(22,808)
Income before income tax expense and equity in earnings of an investee	30,547	24,150	(28,325)	26,372
Income tax expense	—	—	(85)	(85)
Equity in earnings of an investee	—	—	374	374
Net income	30,547	24,150	(28,036)	26,661
Net income allocated to noncontrolling interest	—	—	—	—
Net income attributed to SIR	$30,547	$24,150	$(28,036)	$26,661

	At December 31, 2017
	SIR	ILPT	Corporate	Consolidated
Total assets	$3,128,182	$1,405,592	$769,256	$5,303,030

	For the Six Months Ended June 30, 2018
	SIR	ILPT	Corporate	Consolidated
REVENUES:
Rental income	$127,481	$68,689	$—	$196,170
Tenant reimbursements and other income	29,130	11,336	—	40,466
Total revenues	156,611	80,025	—	236,636

EXPENSES:
Real estate taxes	15,063	9,167	—	24,230
Other operating expenses	22,531	6,369	—	28,900
Depreciation and amortization	56,192	13,763	—	69,955
General and administrative	—	—	32,022	32,022
Write-off of straight line rents receivable, net	10,626	—	—	10,626
Total expenses	104,412	29,299	32,022	165,733

Operating income	52,199	50,726	(32,022)	70,903

Dividend income	—	—	793	793
Unrealized gain on equity securities	—	—	30,388	30,388
Interest income	—	—	620	620
Interest expense	(2,914)	(814)	(42,431)	(46,159)
Loss on early extinguishment of debt	—	—	(1,192)	(1,192)
Income before income tax expense and equity in earnings of an investee	49,285	49,912	(43,844)	55,353
Income tax expense	—	—	(261)	(261)
Equity in earnings of an investee	—	—	51	51
Net income	49,285	49,912	(44,054)	55,143
Net income allocated to noncontrolling interest	—	—	(10,244)	(10,244)
Net income attributed to SIR	$49,285	$49,912	$(54,298)	$44,899

	For the Six Months Ended June 30, 2017
	SIR	ILPT	Corporate	Consolidated
REVENUES:
Rental income	$127,088	$67,297	$—	$194,385
Tenant reimbursements and other income	27,031	10,748	—	37,779
Total revenues	154,119	78,045	—	232,164

EXPENSES:
Real estate taxes	13,001	8,678	—	21,679
Other operating expenses	20,957	5,433	—	26,390
Depreciation and amortization	54,391	13,666	—	68,057
General and administrative	—	—	23,089	23,089
Write-off of straight line rents receivable, net	12,517	—	—	12,517
Loss on asset impairment	4,047	—	—	4,047
Loss on impairment of real estate assets	229	—	—	229
Total expenses	105,142	27,777	23,089	156,008

Operating income	48,977	50,268	(23,089)	76,156

Dividend income	—	—	793	793
Interest income	—	—	20	20
Interest expense	(3,365)	(1,115)	(39,415)	(43,895)
Income before income tax expense and equity in earnings of an investee	45,612	49,153	(61,691)	33,074
Income tax expense	—	—	(187)	(187)
Equity in earnings of an investee	—	—	502	502
Net income	45,612	49,153	(61,376)	33,389
Net income allocated to noncontrolling interest	—	—	—	—
Net income attributed to SIR	$45,612	$49,153	$(61,376)	$33,389

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

We record all derivatives on our balance sheet at fair value. The following table summarizes the terms of our outstanding interest rate swap agreement, which we designate as a cash flow hedge:

Fair Value
		Notional				of Asset
		Amount as of	Interest	Effective	Maturity	as of
	Balance Sheet Location	June 30, 2018	Rate (1)	Date	Date	June 30, 2018
Interest rate swap	Other assets	$41,000	4.16%	1/29/2015	8/3/2020	$368

(1)	The interest rate consists of the underlying index swapped to a fixed rate rather than floating rate LIBOR, plus a premium.

The table below presents the effects of our interest rate derivative on our condensed consolidated statements of comprehensive income for the three and six months ended June 30, 2018 and 2017:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Amount of gain recognized in cumulative other comprehensive income (effective portion)	$120	$(148)	$411	$(87)
Amount of gain reclassified from cumulative other comprehensive income into interest expense (effective portion)	$(42)	$51	$(52)	$121

We may enter into additional interest rate swaps or hedge agreements to manage some of our interest rate risk associated with other floating rate borrowings.

Note 7. Indebtedness

Our principal debt obligations at June 30, 2018 were: (1) $105,000 of outstanding borrowings under our $750,000 unsecured revolving credit facility; (2) $335,000 of outstanding borrowings under ILPT's $750,000 unsecured revolving credit facility; (3) an aggregate outstanding principal amount of $1,450,000 of public issuances of senior unsecured notes; and (4) an aggregate outstanding principal amount of $210,750 of mortgage notes.

Our $750,000 revolving credit facility is governed by a credit agreement with a syndicate of institutional lenders. This credit agreement includes a feature under which the maximum aggregate borrowing availability under our revolving credit facility may be increased to up to $1,850,000 in certain circumstances.

Our $750,000 revolving credit facility has a maturity date of March 29, 2019, interest payable on borrowings of LIBOR plus 125 basis points and a facility fee of 25 basis points per annum, based on the total amount of lending commitments. Both the interest rate premium and the facility fee for our revolving credit facility are subject to adjustment based on changes to our credit ratings. Upon the payment of an extension fee and meeting other conditions, we have the option to extend the maturity date of our revolving credit facility to March 29, 2020. As of June 30, 2018 and December 31, 2017, the interest rate payable on borrowings under our revolving credit facility was 3.24% and 2.53%, respectively. The weighted average interest rate for borrowings under our revolving credit facility was 3.04% and 2.01% for the three months ended June 30, 2018 and 2017, respectively, and 2.92% and 1.89% for the six months ended June 30, 2018 and 2017, respectively. We can borrow, repay and reborrow funds available under our revolving credit facility until maturity, and no principal repayment is due until maturity. As of June 30, 2018 and July 30, 2018, we had $105,000 and $93,000, respectively, outstanding under our revolving credit facility, and $645,000 and $657,000, respectively, available to borrow under our revolving credit facility.

ILPT has a $750,000 unsecured revolving credit facility that is available for ILPT's general business purposes, including acquisitions. The maturity date of ILPT's revolving credit facility is December 29, 2021. ILPT may borrow, repay and reborrow funds under its revolving credit facility until maturity, and no principal repayment is due until maturity. Interest on borrowings under ILPT's revolving credit facility is calculated at floating rates based on LIBOR plus a premium that varies based on ILPT's leverage ratio. ILPT has the option to extend the maturity date of its revolving credit facility for two, six month periods, subject to payment of extension fees and satisfaction of other conditions. If ILPT later achieves an investment grade credit rating, it will then be able to elect to continue to have the interest premium based on ILPT's leverage ratio or ILPT may instead elect to have the interest premium based on its credit rating, or a ratings election. ILPT is also required to pay a commitment fee on the unused portion of ILPT's revolving credit facility until and if such time as ILPT makes a ratings election, and thereafter ILPT will be required to pay a facility fee in lieu of such commitment fee based on the maximum amount of ILPT's revolving credit facility. The agreement governing ILPT's revolving credit facility, or ILPT's credit agreement, also includes a feature under which the maximum borrowing availability under ILPT's revolving credit facility may be increased to up to $1,500,000 in certain circumstances. In addition, during the first quarter of 2018, ILPT completed the syndication of its revolving credit facility with a group of institutional lenders. As of June 30, 2018 and December 31, 2017, the interest rate payable on borrowings under ILPT's revolving credit facility was 3.38% and 2.89%, respectively. The weighted average interest rate for borrowings under ILPT's revolving credit facility was 3.26% and 3.10% for the three and six months ended June 30, 2018, respectively. As of June 30, 2018 and July 30, 2018, ILPT had $335,000 outstanding under its revolving credit facility, and $415,000 available to borrow under its revolving credit facility.

On January 2, 2018, we redeemed at par plus accrued interest all $350,000 of our 2.85% senior unsecured notes due 2018 and, on January 31, 2018, we repaid our $350,000 term loan in full without penalty. During the six months ended June 30,

2018, we recognized a loss on early extinguishment of debt aggregating $1,192 from the write-off of unamortized debt issuance costs and discounts related to these repayments.

Our credit agreement, ILPT's credit agreement and our senior unsecured notes indenture and its supplements provide for acceleration of payment of all amounts due thereunder upon the occurrence and continuation of certain events of default, such as, in the case of our credit agreement and ILPT's credit agreement, a change of control of us or ILPT, respectively, which includes The RMR Group LLC, or RMR LLC, ceasing to act as business and property manager for us or ILPT, respectively. Our senior unsecured notes indenture and its supplements, our credit agreement and ILPT's credit agreement also contain a number of covenants, including covenants that restrict our ability to incur debts or to make distributions in certain circumstances, and generally require us to maintain certain financial ratios. We believe we were in compliance with the terms and conditions of the respective covenants under our senior unsecured notes indenture and its supplements and our credit agreement and that ILPT was in compliance with the terms and conditions of the covenants under ILPT's credit agreement at June 30, 2018.

At June 30, 2018, six of our buildings with a net book value of $337,967 were encumbered by mortgages we assumed in connection with our acquisition of those buildings. One of these buildings with a net book value of $65,744 is owned by ILPT. The aggregate principal amount outstanding under these mortgage notes as of June 30, 2018 was $210,750, of which $48,750 was owed by ILPT. These mortgage notes are non-recourse, subject to certain limited exceptions, and do not contain any material financial covenants.

Note 8. Fair Value of Assets and Liabilities

The table below presents certain of our assets measured at fair value at June 30, 2018, categorized by the level of inputs, as defined in the fair value hierarchy under GAAP, used in the valuation of each asset:

		Fair Value at Reporting Date Using
		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
		Identical Assets	Observable Inputs	Inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)
Recurring Fair Value Measurements:
Assets:
Investment in RMR Inc. (1)	$124,487	$124,487	$—	$—
Interest rate swap (2)	368	—	368	—
	$124,855	$124,487	$368	$—

(1)
Our 1,586,836 shares of class A common stock of The RMR Group Inc., or RMR Inc., which are included in other assets in our condensed consolidated balance sheets, are reported at fair value which is based on quoted market prices (Level 1 inputs). Our historical cost basis for these shares is $42,686. During the three and six months ended June 30, 2018, we recorded an unrealized gain of $13,488 and $30,388, respectively, to adjust our investment in RMR Inc. to its fair value.

(2)
As discussed in Note 6, we have an interest rate swap agreement in connection with a $41,000 mortgage note. This interest rate swap agreement is carried at fair value and is included in other assets in our condensed consolidated balance sheet as of June 30, 2018 and is valued using Level 2 inputs. The fair value of this instrument is determined using interest rate pricing models. Considerable judgment is necessary to develop estimated fair values of financial assets and liabilities. Accordingly, the estimate presented in the table above is not necessarily indicative of the amount we could receive upon extinguishment of the related liability.

In addition to the assets described in the table above, our financial instruments include cash and cash equivalents, restricted cash, rents receivable, our revolving credit facility, ILPT's revolving credit facility, a prior term loan, senior unsecured notes, mortgage notes payable, accounts payable, rents collected in advance, security deposits and amounts due to related persons. At June 30, 2018 and December 31, 2017, the fair value of these financial instruments approximated their carrying values in our condensed consolidated financial statements, due to their short term nature or variable interest rates, except as follows:

	At June 30, 2018		At December 31, 2017
	Carrying	Estimated	Carrying	Estimated
	Value (1)	Fair Value	Value (1)	Fair Value
Senior unsecured notes, due 2018 at 2.85% (2)	$—	$—	$349,896	$349,731
Senior unsecured notes, due 2020 at 3.60%	$397,863	$398,586	$397,214	$404,050
Senior unsecured notes, due 2022 at 4.15%	$296,579	$298,638	$296,143	$304,199
Senior unsecured notes, due 2024 at 4.25%	$343,288	$335,396	$342,797	$347,877
Senior unsecured notes, due 2025 at 4.50%	$391,892	$387,220	$391,375	$403,998
Mortgage notes payable	$210,715	$206,710	$210,785	$209,200

(1)	Includes unamortized debt issuance costs, premiums and discounts.

(2)	On January 2, 2018, we redeemed at par plus accrued interest all of these senior unsecured notes.

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

Note 9. Shareholders’ Equity

Share Awards:

On April 2, 2018, in accordance with our Trustee compensation arrangements, and in connection with the election of one of our Managing Trustees, we granted 3,000 of our common shares, valued at $19.15 per share, the closing price of our common shares on Nasdaq on that day, to the Managing Trustee who was elected as a Managing Trustee that day.

On May 16, 2018, in accordance with our Trustee compensation arrangements, we granted 3,000 of our common shares, valued at $20.21 per share, the closing price of our common shares on Nasdaq on that day, to each of our five Trustees as part of their annual compensation.

On March 27, 2018, in accordance with ILPT's trustee compensation arrangements, ILPT granted 1,000 of its common shares, valued at $20.87 per share, the closing price of its common shares on Nasdaq on that day, to each of its five trustees as compensation for the period from the ILPT IPO to May 2018.

On May 23, 2018, in accordance with ILPT's trustee compensation arrangements, ILPT granted 3,000 of its common shares, valued at $20.93 per share, the closing price of its common shares on Nasdaq on that day, to each of its five trustees as part of their annual compensation.

Share Purchases:

On January 1, 2018, we purchased 617 of our common shares valued at $25.13 per common share, the closing price of our common shares on Nasdaq on December 29, 2017, from a former employee of RMR LLC in satisfaction of tax withholding and payment obligations in connection with the vesting of awards of our common shares.
Distributions:

On February 22, 2018, we paid a regular quarterly distribution of $0.51 per common share, or $45,639, to shareholders of record on January 29, 2018. On May 17, 2018, we paid a regular quarterly distribution of $0.51 per common share, or $45,639, to shareholders of record on April 30, 2018. On July 19, 2018, we declared a regular quarterly distribution of $0.51 per common share, or approximately $45,600, to shareholders of record on July 30, 2018. We expect to pay this distribution on or about August 16, 2018.

On May 14, 2018, ILPT paid a prorated distribution of $0.27 per ILPT common share, or $17,551, for the period from January 17, 2018 (the date ILPT completed the ILPT IPO) through March 31, 2018, to ILPT's shareholders of record on April 30, 2018. This distribution was based upon an expected quarterly distribution by ILPT of $0.33 per ILPT common share ($1.32 per ILPT common share per year). We received $12,150 from ILPT as a result of our ownership of 45,000,000 ILPT common shares.

On July 19, 2018, ILPT declared a regular quarterly distribution of $0.33 per common share, or approximately $21,500, to shareholders of record on July 30, 2018. ILPT expects to pay this distribution on or about August 13, 2018. We expect to receive $14,850 from ILPT as a result of our ownership of 45,000,000 ILPT common shares.

Note 10. Cumulative Other Comprehensive Income

The following tables present changes in the amounts we recognized in cumulative other comprehensive income by component for the three and six months ended June 30, 2018:

	Three Months Ended June 30, 2018
	Unrealized	Equity in
	Gain	Unrealized Gain
	on Derivative	(Loss) of an
	Instruments (1)	an Investee (2)	Total
Balance at March 31, 2018	$963	$477	$1,440
Amounts reclassified from cumulative other comprehensive income to cumulative net income	—	(841)	(841)
Subtotal	963	(364)	599

Other comprehensive income before reclassifications	120	30	150
Amounts reclassified from cumulative other comprehensive income to net income	(42)	(20)	(62)
Net current period other comprehensive income	78	10	88
Balance at June 30, 2018	$1,041	$(354)	$687

(1)	Amounts reclassified from cumulative other comprehensive income are included in interest expense in our condensed consolidated statements of comprehensive income.

(2)	Amounts reclassified from cumulative other comprehensive income are included in equity in earnings of an investee in our condensed consolidated statements of comprehensive income.

	Six Months Ended June 30, 2018
	Unrealized Gain	Unrealized	Equity in
	on Investment	Gain	Unrealized Gain
	in Available for	on Derivative	(Loss) of an
	Sale Securities	Instruments (1)	Investee (2)	Total
Balance at December 31, 2017	$51,413	$682	$570	$52,665
Amounts reclassified from cumulative other comprehensive income to cumulative net income	(51,413)	—	(841)	(52,254)
Subtotal	—	682	(271)	411

Other comprehensive income (loss) before reclassifications	—	411	(51)	360
Amounts reclassified from cumulative other comprehensive income to net income	—	(52)	(32)	(84)
Net current period other comprehensive income (loss)	—	359	(83)	276
Balance at June 30, 2018	$—	$1,041	$(354)	$687

(1)	Amounts reclassified from cumulative other comprehensive income are included in interest expense in our condensed consolidated statements of comprehensive income.

(2)	Amounts reclassified from cumulative other comprehensive income are included in equity in earnings of an investee in our condensed consolidated statements of comprehensive income.

Note 11. Weighted Average Common Shares

The following table provides a reconciliation of the weighted average number of common shares used in the calculation of basic and diluted earnings per share (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Weighted average common shares for basic earnings per share	89,393	89,338	89,388	89,334
Effect of dilutive securities: unvested share awards	23	24	10	22
Weighted average common shares for diluted earnings per share	89,416	89,362	89,398	89,356

Note 12. Business and Property Management Agreements with RMR LLC

Neither we nor ILPT have any employees. The personnel and various services we and ILPT require to operate our respective businesses are provided to us by RMR LLC. We have two agreements with RMR LLC to provide management services to us: (1) a business management agreement, which relates to our business generally; and (2) a property management agreement, which relates to our property level operations. ILPT also has similar agreements with RMR LLC under which RMR LLC provides management services to ILPT comparable to those provided to us. On January 17, 2018, simultaneously with ILPT entering into its agreements with RMR LLC in connection with the ILPT IPO, our agreements with RMR LLC were amended to avoid any payments by us for services rendered by RMR LLC to ILPT; ILPT pays for those services directly.

Pursuant to our business management agreement with RMR LLC and ILPT's business management agreement with RMR LLC, we recognized net business management fees of $15,206 and $6,496 for the three months ended June 30, 2018 and 2017, respectively, and $26,361 and $19,883 for the six months ended June 30, 2018 and 2017, respectively, which amounts for the three and six months ended June 30, 2018 include $1,824 and $3,306, respectively, of business management fees incurred by ILPT for the three months ended June 30, 2018 and the period beginning on January 17, 2018, the date on which ILPT entered into its business management agreement with RMR LLC, through June 30, 2018. The net business management fees payable to RMR LLC for the three and six months ended June 30, 2018 include estimated 2018 incentive fees of $9,457 and $14,815, respectively, payable by us based on our common share total return, as defined, as of June 30, 2018 and do not include any estimated incentive fees that may be payable by ILPT under its business management agreement with RMR LLC because, as of June 30, 2018, ILPT had not accrued any incentive fees payable by it for 2018. Although we recognized estimated incentive fees in accordance with GAAP, the actual amount of incentive fees payable by us to RMR LLC for 2018, if any, will be based on our common share total return, as defined, for the three year period ending December 31, 2018, and will be payable in 2019. Similarly, the actual amount of incentive fees payable by ILPT to RMR LLC for 2018, if any, will be based on ILPT’s common share total return, as defined, for the period beginning on January 12, 2018, the first day ILPT’s common shares began trading on Nasdaq, and ending on December 31, 2018, and will be payable in 2019. The net business management fees we recognized for the three and six months ended June 30, 2017 included $920 and $8,766, respectively, of estimated 2017 incentive fees based on our common share total return, as defined in our business management agreement, as of June 30, 2017. In January 2018, we paid RMR LLC an incentive fee of $25,569 for 2017, which amount included $7,660 of incentive management fees allocated to ILPT, based on the percentage of ILPT’s base management fees compared to the total base management fees paid by us, for the year ended December 31, 2017. These amounts are included in general and administrative expenses in our condensed consolidated statements of comprehensive income.

Pursuant to our property management agreement with RMR LLC and ILPT’s property management agreement with RMR LLC, we recognized aggregate net property management and construction supervision fees of $3,653 and $3,268 for the three months ended June 30, 2018 and 2017, respectively, and $6,972 and $6,426 for the six months ended June 30, 2018 and 2017, respectively, which amounts for the three and six months ended June 30, 2018 include $1,155 and $2,122, respectively, of property management fees incurred by ILPT for the three months ended June 30, 2018 and the period beginning on January 17, 2018, the date on which ILPT entered into its property management agreement with RMR LLC, through June 30, 2018. These amounts are included in other operating expenses or have been capitalized, as appropriate, in our condensed consolidated financial statements.

We are generally responsible for all of our operating expenses, including certain expenses incurred by RMR LLC on our behalf. Our property level operating expenses, including certain payroll and related costs incurred by RMR LLC, are generally incorporated into rents charged to our tenants. We reimbursed RMR LLC $2,138 and $1,961 for property management related expenses, including with respect to properties owned by ILPT, for the three months ended June 30, 2018 and 2017, respectively, and $4,315 and $3,943 for the six months ended June 30, 2018 and 2017, respectively, which amounts for the three and six months ended June 30, 2018 include $644 and $1,186, respectively, of expenses incurred and paid by ILPT for the three months ended June 30, 2018 and the period beginning on January 17, 2018 through June 30, 2018. These amounts are included in other operating expenses in our condensed consolidated statements of comprehensive income. In addition, we and ILPT are each responsible for our respective share of RMR LLC’s costs for providing our respective internal audit functions. The amounts we recognized as expense for internal audit costs, including amounts allocated to ILPT, were $123 and $67 for the three months ended June 30, 2018 and 2017, respectively, and $244 and $134 for the six months ended June 30, 2018 and 2017, respectively, which amounts for the three and six months ended June 30, 2018 include $69 and $121, respectively, of expense recognized by ILPT for the three months ended June 30, 2018 and the period beginning on January 17, 2018 through June 30, 2018. These amounts are included in general and administrative expenses in our condensed consolidated statements of comprehensive income.

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

Our Manager, RMR LLC. We and ILPT each have two agreements with RMR LLC to provide management services to us. See Note 12 for further information regarding our and ILPT’s management agreements with RMR LLC.

RMR Inc. RMR LLC is a majority owned subsidiary of RMR Inc. and RMR Inc. is the managing member of RMR LLC. Adam D. Portnoy, one of our Managing Trustees, is the sole trustee, an officer and the controlling shareholder of ABP Trust, which is the controlling shareholder of RMR Inc., a managing director, president and chief executive officer of RMR Inc. and an officer of RMR LLC. David M. Blackman, our other Managing Trustee and our President and Chief Executive Officer, and John C. Popeo, our Chief Financial Officer and Treasurer, also serve as executive officers of RMR LLC. As of June 30, 2018, we owned 1,586,836 shares of class A common stock of RMR Inc. See Note 8 for further information regarding our investment in RMR Inc.

ILPT. We are ILPT’s largest shareholder. As of June 30, 2018, we owned 45,000,000 ILPT common shares, or approximately 69.2% of ILPT’s outstanding common shares. ILPT was our wholly owned subsidiary until it completed the ILPT IPO on January 17, 2018. Adam D. Portnoy, one of our Managing Trustees, is also a managing trustee of ILPT. Our Chief Financial Officer and Treasurer, also serves as the other managing trustee and the president and chief executive officer of ILPT. RMR LLC provides management services to ILPT and us. In connection with the ILPT IPO, ILPT reimbursed us for approximately $7,271 of the costs that we incurred in connection with ILPT’s formation and preparation for the ILPT IPO.

Also, in connection with the ILPT IPO, we entered a transaction agreement with ILPT that governs ILPT’s separation from and relationship with us. The transaction agreement provides that, among other things, (1) the current assets and current liabilities of ILPT, as of the time of closing of the ILPT IPO, were settled so that we retain all pre-closing current assets and pre-closing current liabilities and ILPT assumes all post-closing current assets and post-closing current liabilities, (2) ILPT will indemnify us with respect to any of ILPT’s liabilities, and we will indemnify ILPT with respect to any of our liabilities, after giving effect to the settlement between us and ILPT of ILPT’s current assets and current liabilities, and (3) we and ILPT will cooperate to enforce the ownership limitations in our and ILPT’s respective declaration of trust as may be appropriate to qualify for and maintain qualification for taxation as a REIT under the IRC, and otherwise to ensure each receives the economics of its assets and liabilities and to file future tax returns, including appropriate allocations of taxable income, expenses and other tax attributes. See Notes 1 and 12 for further information regarding ILPT and the ILPT IPO.

GOV. GOV is our largest shareholder. As of June 30, 2018, GOV owned 24,918,421 of our common shares, or approximately 27.8% of our outstanding common shares. Adam D. Portnoy, one of our Managing Trustees, is also a managing trustee of GOV and our other Managing Trustee and President and Chief Executive Officer also serves as the president and chief executive officer of GOV. RMR LLC provides management services to GOV and us.

AIC. We, ABP Trust, GOV and four other companies to which RMR LLC provides management services currently own AIC in equal amounts. We and the other AIC shareholders participate in a combined property insurance program arranged and reinsured in part by AIC. We currently expect to pay, as of June 30, 2018, aggregate annual premiums, including taxes and fees, of approximately $1,666 in connection with this insurance program for the policy year ending June 30, 2019. ILPT’s properties are included in this program and ILPT reimburses us for the part of the premium we pay that is allocated to ILPT’s properties. The amount of premiums under this program may be adjusted from time to time as we and ILPT acquire and dispose of properties that are included in this insurance program.

As of June 30, 2018 and December 31, 2017, our investment in AIC had a carrying value of $8,153 and $8,185, respectively. These amounts are included in other assets in our condensed consolidated balance sheets. We recognized income related to our investment in AIC, which is presented as equity in earnings of an investee in our condensed consolidated statements of comprehensive income. Our other comprehensive income includes our proportionate part of unrealized gains (losses) on securities that are owned by AIC related to our investment in AIC.

For further information about these and other such relationships and certain other related person transactions, refer to our 2017 Annual Report.

Note 14. Contingencies

We believe some of our properties may contain asbestos. We believe any asbestos on our properties is contained in accordance with applicable laws and regulations and we have no current plans to remove it. If we removed the asbestos or demolished the affected properties, certain environmental regulations govern the manner in which the asbestos must be handled and removed, and we could incur substantial costs complying with such regulations. Due to the uncertainty of the timing and amount of costs we may incur, we cannot reasonably estimate the fair value and we have not recognized a liability in our financial statements for these costs. Certain of our industrial lands in Hawaii may require environmental remediation, especially if the use of those lands is changed; however, we do not have any present plans to change the use of those lands or to undertake this environmental cleanup. In general, we do not have any insurance to limit losses that we may incur as a result of known or unknown environmental conditions, although some of our tenants may maintain such insurance. As of both June 30, 2018 and December 31, 2017, we had accrued environmental remediation costs of $8,112, which were included in accounts payable and other liabilities in our condensed consolidated balance sheets, including $7,002 related to the ILPT Properties. These accrued environmental remediation costs relate to maintenance of our properties for current uses, and, because of the indeterminable timing of the remediation, these amounts have not been discounted to present value. Although we do not believe that there are environmental conditions at any of our properties that will have a material adverse effect on us, we cannot be sure that such conditions or costs are not present in our properties or that other costs we incur to remediate contamination will not have a material adverse effect on our business or financial condition. Charges for environmental remediation costs, if any, are included in other operating expenses in our condensed consolidated statements of comprehensive income.

In May 2018, one of our tenants defaulted on its lease for a property located in Naperville, IL with approximately 820,000 rentable square feet and an original lease expiration date of March 31, 2029. As of June 30, 2018, the annual rent due from the tenant under this lease was $15,219. Approximately 468,000 square feet of this property is occupied by subtenants of the tenant that defaulted, and these subtenants have received notices to pay rents under the applicable subleases directly to us as a result of this tenant default. Payments directly to us under the applicable subleases aggregated $10,030 as of June 30, 2018 (or $5,189 less than the rent due from the tenant that defaulted). In addition, we are currently responsible for certain property level expenses that were previously paid, or reimbursed to us, by the tenant that defaulted. We are evaluating our options to recover and mitigate our damages. During the three months ended June 30, 2018, we recorded a non-cash charge of $10,626 to write off straight line rents receivable related to this lease with the tenant that defaulted.

On June 29, 2016, we received an assessment from the State of Washington for real estate excise tax, interest and penalties of $2,837 on certain properties we acquired in connection with our acquisition of Cole Corporate Income Trust, Inc. in January 2015. We believe we are not liable for this tax and are disputing the assessment. As of June 30, 2018, we have not recorded a loss reserve related to this matter.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following information should be read in conjunction with our condensed consolidated financial statements and accompanying notes included in this Quarterly Report on Form 10-Q and with our 2017 Annual Report.

OVERVIEW

We are a REIT organized under Maryland law. As of June 30, 2018, our consolidated portfolio consisted of 367 buildings, leasable land parcels and easements with approximately 45.7 million rentable square feet that were approximately 94.8% leased (based on rentable square feet). As of June 30, 2018, our properties were leased to 324 different tenants, with a weighted average (based on annualized rental revenues) remaining lease term of approximately 8.8 years. We define the term annualized rental revenues as used in this section as the annualized contractual rents, as of June 30, 2018, including straight line rent adjustments and excluding lease value amortization, adjusted for tenant concessions including free rent and amounts reimbursed to tenants, plus estimated recurring expense reimbursements from tenants.

On January 17, 2018, ILPT, our then wholly owned subsidiary, completed the ILPT IPO, in which it issued 20,000,000 of its common shares for net proceeds of $444.3 million, after deducting the underwriting discounts and commissions and expenses. Upon the completion of the ILPT IPO, ILPT owned 266 of our consolidated buildings, leasable land parcels and easements with a combined 28.5 million rentable square feet, consisting of 226 buildings, leasable land parcels and easements with approximately 16.8 million rentable square feet located on the island of Oahu, HI, and 40 industrial buildings with approximately 11.7 million rentable square feet located in 24 other states. Following the ILPT IPO, most of our 100% owned properties are office properties. We are ILPT’s largest shareholder and, as of the date of this report, we own 45,000,000, or approximately 69.2%, of ILPT’s outstanding common shares, and ILPT remains one of our consolidated subsidiaries.

References to our properties in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" include our consolidated properties, including the ILPT Properties and one property acquired by ILPT after the ILPT IPO, unless the context otherwise provides.

Property Operations

As of June 30, 2018, 94.8% of our rentable square feet was leased, compared to 95.9% of our rentable square feet as of June 30, 2017. Occupancy data for our properties as of June 30, 2018 and 2017 is as follows (square feet in thousands):

	All Properties		Comparable Properties (1)
	As of June 30,		As of June 30,
	2018	2017	2018		2017
Total buildings, leasable land parcels and easements (2)	367	364	362		362
Total rentable square feet (3)	45,736	45,186	44,848	(5)	44,813
Percent leased (4)	94.8%	95.9%	94.7%		95.9%

(1)	Consists of 362 buildings, leasable land parcels and easements that we owned continuously since January 1, 2017.

(2)
Includes 229 buildings, leasable land parcels and easements with approximately 17,778 rentable square feet which are primarily leasable industrial and commercial lands located in Hawaii, 226 of which are owned by ILPT.

(3)	Subject to modest adjustments when space is re-measured or re-configured for new tenants and when land leases are converted to building leases.

(4)
Percent leased includes (i) space being fitted out for occupancy pursuant to existing leases as of June 30, 2018, if any, and (ii) space which is leased but is not occupied or is being offered for sublease by tenants, if any.

(5)	Includes a 35 rentable square foot expansion for a lease that commenced on September 1, 2017.

The average effective rental rates per square foot leased, as defined below, for our properties for the three and six months ended June 30, 2018 and 2017 are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Average effective rental rates per square foot leased: (1)
All properties	$10.74	$10.60	$10.94	$10.66
Comparable properties (2)	$10.59	$10.50	$10.79	$10.61

(1)	Average effective rental rates per square foot leased represent annualized total revenues during the period specified divided by the average rentable square feet leased during the period specified.

(2)
Comparable properties for the three months ended June 30, 2018 and 2017 consist of 362 buildings, leasable land parcels and easements that we owned continuously since April 1, 2017. Comparable properties for the six months ended June 30, 2018 and 2017 consist of 362 buildings, leasable land parcels and easements that we owned continuously since January 1, 2017.

During the three months ended June 30, 2018, we entered lease renewals and new leases for approximately 220,000 square feet at weighted average (by square feet) rental rates that were approximately 33.9% higher than prior rental rates for the same space. The weighted average (by square feet) lease term for new and renewal leases entered during the three months ended June 30, 2018 was 11.0 years. Commitments for tenant improvements, leasing costs and concessions for leases entered during the three months ended June 30, 2018 totaled approximately $541,000, or approximately $0.22 per square foot per year of the weighted average lease term.

Revenues from our Hawaii lands, most of which are owned by ILPT, represented approximately 18.4% of our total revenue for the six months ended June 30, 2018. These revenues have generally increased under our ownership as rents under the leases for those properties have been reset or renewed. Because of the increased rents and the strong demand to lease our Hawaii lands in the past and our expectations regarding economic conditions where our Hawaii lands are located, we believe that the rents we may receive from our Hawaii lands may increase in the future, although the impact of such future increases through 2018 is expected to be modest because fewer leases and less rentable square feet are subject to rent resets than during the past few years.

As shown in the table below, approximately 1.1% of our total rented square feet and approximately 1.2% of our total annualized rental revenues as of June 30, 2018, are included in leases scheduled to expire by December 31, 2018. As of June 30, 2018, our lease expirations by year are as follows (square feet and dollars in thousands):

				Cumulative		Percent of
			Percent of	Percent of		Total	Cumulative
			Total	Total	Annualized	Annualized	Percent of Total
		Rented	Rented	Rented	Rental	Rental	Annualized
	Number of	Square Feet	Square Feet	Square Feet	Revenues	Revenues	Rental Revenues
Period/Year	Tenants	Expiring (1)	Expiring (1)	Expiring (1)	Expiring	Expiring	Expiring
7/1/2018 - 12/31/2018	10	463	1.1%	1.1%	$5,575	1.2%	1.2%
2019	19	1,690	3.9%	5.0%	8,510	1.8%	3.0%
2020	22	1,110	2.6%	7.6%	12,346	2.6%	5.6%
2021	30	1,827	4.2%	11.8%	21,992	4.7%	10.3%
2022	73	3,948	9.1%	20.9%	50,546	10.7%	21.0%
2023	36	3,360	7.7%	28.6%	45,632	9.7%	30.7%
2024	24	7,002	16.1%	44.7%	70,863	15.0%	45.7%
2025	17	1,891	4.4%	49.1%	28,711	6.1%	51.8%
2026	8	1,701	3.9%	53.0%	26,130	5.5%	57.3%
2027	20	6,150	14.2%	67.2%	51,199	10.8%	68.1%
Thereafter	96	14,217	32.8%	100.0%	151,332	31.9%	100.0%
Total	355	43,359	100.0%		$472,836	100.0%

Weighted average remaining lease term (in years):		9.4			8.8

(1)
Rented square feet is pursuant to existing leases as of June 30, 2018, and includes (i) space being fitted out for occupancy, if any, and (ii) space which is leased but is not occupied or is being offered for sublease by tenants, if any.

Most of our Hawaii lands are leased for rents that are periodically reset based on then current fair market values, generally every ten years. The following chart shows the annualized rental revenues as of June 30, 2018 scheduled to reset at our Hawaii lands:

Scheduled Rent Resets at Hawaii Lands
(dollars in thousands)

Annualized
Rental Revenues
as of June 30, 2018
Scheduled to Reset
7/1/2018 - 12/31/2018	$237
2019	10,637
2020	2,500
2021 and thereafter	19,723
Total	$33,097

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

In May 2018, one of our tenants defaulted on its lease for a property located in Naperville, IL with approximately 820,000 rentable square feet and an original lease expiration date of March 31, 2029. As of June 30, 2018, the annual rent due from the tenant under this lease was $15.2 million. Approximately 468,000 square feet of this property is occupied by subtenants of the tenant that defaulted, and these subtenants have received notices to pay rents under the applicable subleases directly to us as a result of this tenant default. Payments directly to us under the applicable subleases aggregated $10.0 million as of June 30, 2018 (or $5.2 million less than the rent due from the tenant that defaulted). In addition, we are currently responsible for certain property level expenses that were previously paid , or reimbursed to us, by the tenant that defaulted. We are evaluating our options to recover and mitigate our damages. During the three months ended June 30, 2018, we recorded a non-cash charge of $10.6 million to write off straight line rents receivable related to this lease with the tenant that defaulted.

We generally receive rents from our tenants monthly in advance. As of June 30, 2018, tenants representing 1% or more of our total annualized rental revenues were as follows (square feet in thousands):

					% of
			Rented	% of Total	Annualized Rental
Tenant		Property Type	Sq. Ft. (1)	Rented Sq. Ft. (1)	Revenues (2)
1	Shook, Hardy & Bacon L.L.P.	Office	596	1.4%	3.9%
2	Amazon.com, Inc.	Industrial	3,048	7.0%	3.4%
3	Bank of America, National Association	Office	593	1.4%	3.1%
4	Noble Energy, Inc.	Office	497	1.1%	3.1%
5	Andeavor	Office	618	1.4%	2.9%
6	F5 Networks, Inc.	Office	299	0.7%	2.9%
7	WestRock Company	Office	311	0.7%	2.6%
8	Northrop Grumman Innovation Systems, Inc.	Office	337	0.8%	2.2%
9	Tyson Foods, Inc.	Office	248	0.6%	2.1%
10	Technicolor SA	Industrial	1,371	3.2%	2.1%
11	FedEx Corporation	Office; Industrial	830	1.9%	1.8%
12	Micro Focus Software, Inc.	Office	406	0.9%	1.7%
13	ARRIS International plc	Office	228	0.5%	1.6%
14	PNC Bank, National Association	Office	441	1.0%	1.4%
15	ServiceNow, Inc.	Office	149	0.3%	1.3%
16	Allstate Insurance Company	Office	458	1.1%	1.3%
17	Church & Dwight Co., Inc.	Office	250	0.6%	1.3%
18	Restoration Hardware, Inc.	Industrial	1,195	2.8%	1.2%
19	Compass Group USA, Inc.	Office	267	0.6%	1.2%
20	Tailored Brands, Inc.	Office	206	0.5%	1.2%
21	Automatic Data Processing, Inc.	Office	289	0.7%	1.2%
22	Primerica Life Insurance Company	Office	344	0.8%	1.1%
23	American Tire Distributors, Inc.	Industrial	722	1.7%	1.1%
24	United Launch Alliance, LLC	Office	168	0.4%	1.1%
25	Red Hat, Inc.	Office	175	0.4%	1.0%
	Total		14,046	32.5%	47.8%

(1)
Rented square feet is pursuant to existing leases as of June 30, 2018, and includes (i) space being fitted out for occupancy, if any, and (ii) space which is leased but is not occupied or is being offered for sublease by tenants, if any.

(2)
In May 2018, one of our tenants defaulted on its lease for a property located in Naperville, IL. This table includes annualized rental revenues from the related subtenants, plus reduced annualized rental revenues from the tenant that defaulted. See Note 14 to the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information about this tenant and its default.

Investment Activities (dollars in thousands)

During the six months ended June 30, 2018, ILPT acquired one property located in Doral, FL, with 240,283 rentable square feet for a purchase price of $43,075, excluding acquisition related costs of $251. This property is included in our ILPT segment.

In July 2018, ILPT entered an agreement to acquire one single tenant, net leased property located in Upper Marlboro, MD with approximately 221,000 rentable square feet for a purchase price of $29,250, excluding acquisition related costs. This acquisition is expected to occur before the end of the third quarter of 2018. This acquisition is subject to conditions; accordingly, we cannot be sure that ILPT will acquire this property, that the acquisition will not be delayed or that the terms will not change. This property will be included in our ILPT segment if and when the acquisition is completed.

In May 2018, we entered an agreement to sell one of our land parcels in Kapolei, HI with 417,610 rentable square feet for $10,300, excluding closing costs.This sale is expected to occur before the end of the third quarter of 2018. This sale is subject to conditions; accordingly, we cannot be sure that we will sell this property, that the sale will not be delayed or that the terms will not change. This property is included in our SIR segment.

Our strategy related to property acquisitions and dispositions is materially unchanged from that disclosed in our 2017 Annual Report. We currently intend to expand our investments by acquiring additional single tenant, net leased properties throughout the United States and we expect to use the extensive nationwide resources of our manager, RMR LLC, to locate and acquire such properties. We expect that most of our future 100% owned acquisitions will be office properties, and most of ILPT's future acquisitions will be industrial and logistics properties; however, we may consider acquiring other types of properties, including properties which are net leased to single tenants for retail uses and special purpose properties specifically suited to particular tenants’ requirements. Whenever we acquire properties, our principal goal will be to purchase properties that produce rents, less property operating expenses, that are greater than our capital costs for the properties and, accordingly, allow us to increase distributions to our shareholders over time. Another goal will be to further diversify our sources of rents and thus improve the security of our revenues. Our plans for particular properties and other strategic considerations may cause us to change our acquisition and disposition strategies, and we may do so at any time and without a vote of, or notice to, our shareholders.

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

CONSOLIDATED RESULTS OF OPERATIONS

Three Months Ended June 30, 2018, Compared to Three Months Ended June 30, 2017 (dollars and share amounts in thousands, except per share data)

	Comparable Properties Results (1)				Acquired Properties Results (2)			Consolidated Results
	Three Months Ended June 30,				Three Months Ended June 30,			Three Months Ended June 30,
			$	%			$			$	%
	2018	2017	Change	Change	2018	2017	Change	2018	2017	Change	Change
Revenues:
Rental income	$93,403	$95,788	$(2,385)	(2.5)%	$3,012	$1,253	$1,759	$96,415	$97,041	$(626)	(0.6)%
Tenant reimbursements and other income	19,176	18,325	851	4.6%	416	504	(88)	19,592	18,829	763	4.1%
Total revenues	112,579	114,113	(1,534)	(1.3)%	3,428	1,757	1,671	116,007	115,870	137	0.1%

Operating expenses:
Real estate taxes	12,160	10,688	1,472	13.8%	282	148	134	12,442	10,836	1,606	14.8%
Other operating expenses	12,847	13,268	(421)	(3.2)%	771	255	516	13,618	13,523	95	0.7%
Total operating expenses	25,007	23,956	1,051	4.4%	1,053	403	650	26,060	24,359	1,701	7.0%

Net operating income (3)	$87,572	$90,157	$(2,585)	(2.9)%	$2,375	$1,354	$1,021	89,947	91,511	(1,564)	(1.7)%

Other expenses:
Depreciation and amortization								35,009	34,317	692	2.0%
General and administrative								18,081	8,188	9,893	120.8%
Write-off of straight line rents receivable, net								10,626	—	10,626	N/M
Loss on impairment of real estate assets								—	229	(229)	(100.0)%
Total other expenses								63,716	42,734	20,982	49.1%
Operating income								26,231	48,777	(22,546)	(46.2)%
Dividend income								396	396	—	—%
Unrealized gain on equity securities								13,488	—	13,488	N/M
Interest income								110	7	103	1,471.4%
Interest expense								(22,667)	(22,808)	141	(0.6)%
Income before income tax expense and equity in earnings of an investee								17,558	26,372	(8,814)	(33.4)%
Income tax expense								(101)	(85)	(16)	18.8%
Equity in earnings of an investee								7	374	(367)	(98.1)%
Net income								17,464	26,661	(9,197)	(34.5)%
Net income allocated to noncontrolling interest								(5,765)	—	(5,765)	N/M
Net income attributed to SIR								$11,699	$26,661	$(14,962)	(56.1)%

Weighted average common shares outstanding - basic								89,393	89,338	55	0.1%
Weighted average common shares outstanding - diluted								89,416	89,362	54	0.1%

Net income attributed to SIR per common share - basic and diluted								$0.13	$0.30	$(0.17)	(56.7)%

Reconciliation of Net Income to Net Operating Income (3):
Net income								$17,464	$26,661
Equity in earnings of an investee								(7)	(374)
Income tax expense								101	85
Income before income tax expense and equity in earnings of an investee								17,558	26,372
Interest expense								22,667	22,808
Interest income								(110)	(7)
Unrealized gain on equity securities								(13,488)	—
Dividend income								(396)	(396)
Operating income								26,231	48,777

Loss on impairment of real estate assets								—	229
Write-off of straight line rents receivable, net								10,626	—
General and administrative								18,081	8,188
Depreciation and amortization								35,009	34,317
Net operating income								$89,947	$91,511

	2018	2017
Reconciliation of Net Income Attributed to SIR to Funds From Operations Attributed to SIR and Normalized Funds From Operations Attributed to SIR (4):
Net income attributed to SIR	$11,699	$26,661
Plus: depreciation and amortization	35,009	34,317
Plus: loss on impairment of real estate assets	—	229
Plus: net income allocated to noncontrolling interest	5,765	—
Less: FFO allocated to noncontrolling interest	(7,887)	—
FFO attributed to SIR	44,586	61,207
Plus: estimated business management incentive fees (5)	9,457	920
Less: unrealized gain on equity securities	(13,488)	—
Normalized FFO attributed to SIR	$40,555	$62,127

FFO attributed to SIR per common share - basic	$0.50	$0.69
FFO attributed to SIR per common share - diluted	$0.50	$0.68
Normalized FFO attributed to SIR per common share - basic and diluted	$0.45	$0.70

(1)	Consists of 362 buildings, leasable land parcels and easements that we owned continuously since April 1, 2017.

(2)	Consists of five buildings that we acquired during the period from April 1, 2017 to June 30, 2018.

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

(4)
We calculate funds from operations, or FFO, attributed to SIR and normalized funds from operations, or Normalized FFO, attributed to SIR as shown above. FFO attributed to SIR is calculated on the basis defined by The National Association of Real Estate Investment Trusts, or Nareit, which is net income, calculated in accordance with GAAP, plus real estate depreciation and amortization, loss on impairment of real estate assets and the difference between net income and FFO allocated to noncontrolling interest, as well as certain other adjustments currently not applicable to us. Our calculation of Normalized FFO attributed to SIR differs from Nareit's definition of FFO because we include business management incentive fees, if any, only in the fourth quarter versus the quarter when they are recognized as expense in accordance with GAAP due to their quarterly volatility not necessarily being indicative of our core operating performance and the uncertainty as to whether any such business management incentive fees will be payable when all contingencies for determining such fees are known at the end of the calendar year and we exclude loss on asset impairment, loss on early extinguishment of debt, unrealized gain on equity securities and Normalized FFO, net of FFO, from noncontrolling interest, if any. We consider FFO attributed to SIR and Normalized FFO attributed to SIR to be appropriate supplemental measures of operating performance for a REIT, along with net income, net income attributed to a REIT and operating income. We believe that FFO attributed to SIR and Normalized FFO attributed to SIR provide useful information to investors because by excluding the effects of certain historical amounts, such as depreciation expense, FFO attributed to SIR and Normalized FFO attributed to SIR may facilitate a comparison of our operating performance between periods and with other REITs. FFO attributed to SIR and Normalized FFO attributed to SIR are among the factors considered by our Board of Trustees when determining the amount of distributions to our shareholders. Other factors include, but are not limited to, requirements to maintain our qualification for taxation as a REIT, limitations in our credit agreement and public debt covenants, the availability to us of debt and equity capital, our expectation of our future capital requirements and operating performance, our receipt of distributions from ILPT and our expected needs for and availability of cash to pay our obligations. FFO attributed to SIR and Normalized FFO attributed to SIR do not represent cash generated by operating activities in accordance with GAAP and should not be considered alternatives to net income, net income attributed to SIR or operating income as indicators of our operating performance or as measures of our liquidity. These measures should be considered in conjunction with net income, net income attributed to SIR and operating income as presented in our condensed consolidated statements of comprehensive income. Other real estate companies and REITs may calculate FFO and Normalized FFO differently than we do.

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

References to changes in the income and expense categories below relate to the comparison of results for the three months ended June 30, 2018, compared to the three months ended June 30, 2017. Our acquisition activity reflects our acquisition of five buildings subsequent to April 1, 2017.

Rental income. The decrease in rental income primarily reflects a decline in rental income at one of our comparable properties primarily related to a tenant default in May 2018, partially offset by increases from leasing activity and rent resets at certain of the comparable properties, and our acquisition activity. Rental income includes non-cash straight line rent adjustments totaling approximately $2,933 for the 2018 period and approximately $5,389 for the 2017 period, and net amortization of acquired real estate leases and assumed real estate lease obligations totaling approximately $545 for the 2018 period and approximately $527 for the 2017 period.

Tenant reimbursements and other income. The increase in tenant reimbursements and other income primarily reflects increases in real estate tax reimbursements and the collection of other tenant revenues that were previously reserved at our comparable properties.

Real estate taxes. The increase in real estate taxes primarily reflects tax valuation and tax rate increases and real estate taxes that were previously paid by certain of our tenants at our comparable properties that are now being paid directly by us during the 2018 period, including amounts related to a tenant default in May 2018, and our acquisition activity.

Other operating expenses. Other operating expenses primarily include property maintenance, environmental remediation, utilities, insurance, bad debt, legal and property management fees, net of amortization of the liability we recorded in connection with our acquisition of RMR Inc. common stock. The increase in other operating expenses primarily reflects our acquisition activity and an increase in repairs and maintenance costs, partially offset by decreases in utilities and other property related expenses at our comparable properties.

Depreciation and amortization. The increase in depreciation and amortization primarily reflects our acquisition activity, partially offset by fully depreciated assets at our comparable properties.

General and administrative. General and administrative expenses primarily include fees paid under our business management agreements, net of amortization of the liability we recorded in connection with our acquisition of RMR Inc. common stock, legal fees, audit fees, Trustee cash fees and equity compensation expense related to awards to our Trustees, our officers and certain RMR LLC employees. The increase in general and administrative expenses in the 2018 period primarily reflects the increase in accrued estimated business management incentive fees, as well as increases in accounting, legal fees and equity compensation expense primarily related to ILPT becoming a separate public company.

Write-off of straight line rents receivable, net. We recorded a $10,626 non-cash write-off of straight line rents receivable in the 2018 period related to a tenant default in May 2018. For further information regarding this tenant default, see Note 14 to the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Loss on impairment of real estate assets. We recorded a $229 loss on impairment of real estate assets in the 2017 period to reduce the carrying value of one property located in Maynard, MA to its estimated fair value less costs to sell.

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

Interest income. The increase in interest income primarily reflects an increase in interest rates and higher average cash balances invested during the 2018 period.

Interest expense. The decrease in interest expense primarily reflects the redemption in January 2018 of $350,000 of our 2.85% senior unsecured notes and the repayment in January 2018 of our $350,000 term loan, partially offset by the issuance on May 15, 2017 of $350,000 of 4.250% senior unsecured notes due 2024 and borrowings under ILPT's revolving credit facility during the 2018 period.

Income tax expense. Income tax expense primarily reflects state income taxes payable in certain jurisdictions.

Equity in earnings of an investee. Equity in earnings of an investee represents our proportionate share of earnings from our investment in AIC.

Net income. The decrease in net income for the 2018 period compared to the 2017 period reflects the changes noted above.

Net income allocated to noncontrolling interest. Net income allocated to noncontrolling interest represents the noncontrolling portion, or 30.8%, of ILPT's net income since the date ILPT completed the ILPT IPO.

Weighted average common shares outstanding. The increase in weighted average common shares outstanding primarily reflects shares granted to our Trustees in April and May 2018 and to our officers and certain other employees of RMR LLC in September 2017.

Net income attributed to SIR per common share - basic and diluted. The decrease in net income attributed to SIR per common share primarily reflects the changes to net income noted above.

SEGMENT RESULTS OF OPERATIONS

In this segment results of operations section, references to SIR refer to SIR and its consolidated subsidiaries, excluding ILPT.

As of June 30, 2018, we had two operating segments; properties 100% owned by SIR (primarily net leased office properties) and properties owned by ILPT (primarily industrial and logistics properties). The following sections analyze and discuss the results of operations of each of our segments for the periods presented. For a reconciliation of segment net income to consolidated net income, see Note 5 to the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q. We have restated 2017 segment information to present our segment information retrospectively.

Properties 100% owned by SIR:

	All Properties		Comparable Properties (1)
	As of June 30,		As of June 30,
	2018	2017	2018	2017
Total buildings and leasable land parcels	100	98	96	96
Total rentable square feet (in thousands) (2)	16,956	16,681	16,308	16,308
Percent leased (3)	87.5%	89.7%	87.0%	89.4%

(1)	Consists of 96 buildings and leasable land parcels that we owned continuously since April 1, 2017.

(2)	Subject to modest adjustments when space is re-measured or re-configured for new tenants and when land leases are converted to building leases.

(3)
Percent leased includes (i) space being fitted out for occupancy pursuant to existing leases as of June 30, 2018, if any, and (ii) space which is leased but is not occupied or is being offered for sublease by tenants, if any.

Three Months Ended June 30, 2018, Compared to Three Months Ended June 30, 2017 (dollars in thousands)

	Comparable Properties Results (1)				Acquired Properties Results (2)			SIR Results
	Three Months Ended June 30,				Three Months Ended June 30,			Three Months Ended June 30,
			$	%			$			$	%
	2018	2017	Change	Change	2018	2017	Change	2018	2017	Change	Change
Revenues:
Rental income	$59,548	$62,361	$(2,813)	(4.5)%	$2,987	$1,253	$1,734	$62,535	$63,614	$(1,079)	(1.7)%
Tenant reimbursements and other income	13,636	13,147	489	3.7%	416	504	(88)	14,052	13,651	401	2.9%
Total revenues	73,184	75,508	(2,324)	(3.1)%	3,403	1,757	1,646	76,587	77,265	(678)	(0.9)%

Operating expenses:
Real estate taxes	7,578	6,349	1,229	19.4%	282	148	134	7,860	6,497	1,363	21.0%
Other operating expenses	10,025	10,567	(542)	(5.1)%	769	255	514	10,794	10,822	(28)	(0.3)%
Total operating expenses	17,603	16,916	687	4.1%	1,051	403	648	18,654	17,319	1,335	7.7%

NOI (3)	$55,581	$58,592	$(3,011)	(5.1)%	$2,352	$1,354	$998	57,933	59,946	(2,013)	(3.4)%

Other expenses:
Depreciation and amortization								28,119	27,462	657	2.4%
Write-off of straight line rents receivable, net								10,626	—	10,626	N/M
Loss on impairment of real estate assets								—	229	(229)	(100.0)%
Total other expenses								38,745	27,691	11,054	39.9%
Operating income								19,188	32,255	(13,067)	(40.5)%
Interest expense								(1,467)	(1,708)	241	(14.1)%
Net income								$17,721	$30,547	$(12,826)	(42.0)%

Reconciliation of Net Income to NOI (3):
Net income								$17,721	$30,547
Interest expense								1,467	1,708
Operating income								19,188	32,255
Loss on impairment of real estate assets								—	229
Write-off of straight line rents receivable, net								10,626	—
Depreciation and amortization								28,119	27,462
NOI								$57,933	$59,946

(1)	Consists of 96 buildings and leasable land parcels that SIR owned continuously since April 1, 2017.

(2)	Consists of four buildings that SIR acquired during the period from April 1, 2017 to June 30, 2018.

(3)	See footnote (3) on page 28 for the definition of NOI.

References to changes in the income and expense categories below relate to the comparison of results for the three months ended June 30, 2018, compared to the three months ended June 30, 2017. Our acquisition activity reflects our acquisition of four buildings subsequent to April 1, 2017.

Rental income. The decrease in rental income primarily reflects a decline in rental income from our comparable properties primarily due to a tenant default in May 2018 and a decline in occupancy during 2018, partially offset by our acquisition activity. Rental income includes non-cash straight line rent adjustments totaling approximately $1,895 for the 2018 period and approximately $3,914 for the 2017 period, and net amortization of acquired real estate leases and assumed real estate lease obligations totaling approximately $444 for the 2018 period and approximately $431 for the 2017 period.

Tenant reimbursements and other income. The increase in tenant reimbursements and other income primarily reflects increases in real estate tax reimbursements and the collection of other tenant revenues that were previously reserved at our comparable properties.

Real estate taxes. The increase in real estate taxes primarily reflects real estate taxes that were previously paid by certain of our tenants at our comparable properties that are now being paid directly by us during the 2018 period, including amounts related to a tenant default in May 2018, and our acquisition activity.

Other operating expenses. The decrease in other operating expenses primarily reflects decreases in utilities and other property related expenses at our comparable properties, partially offset by our acquisition activity.

Depreciation and amortization. The increase in depreciation and amortization primarily reflects our acquisition activity, partially offset by fully depreciated assets at our comparable properties.

Write-off of straight line rents receivable, net. We recorded a $10,626 non-cash write-off of straight line rents receivable in the 2018 period related to a tenant default in May 2018. For further information regarding this tenant default, see Note 14 to the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Loss on impairment of real estate assets. We recorded a $229 loss on impairment of real estate assets in the 2017 period to reduce the carrying value of one property located in Maynard, MA to its estimated fair value less costs to sell.

Interest expense. The decrease in interest expense primarily reflects the prepayment of certain mortgage notes in December 2017.

Net income. The decrease in net income for the 2018 period compared to the 2017 period reflects the changes noted above.

Properties owned by ILPT:

	All Properties		Comparable Properties (1)
	As of June 30,		As of June 30,
	2018	2017	2018		2017
Total buildings, leasable land parcels and easements (2)	267	266	266		266
Total rentable square feet (in thousands) (3)	28,780	28,505	28,540	(5)	28,505
Percent leased (4)	99.1%	99.6%	99.1%		99.6%

(1)	Consists of properties that we owned continuously since April 1, 2017 and that we contributed to ILPT in connection with ILPT's formation.

(2)
Includes 226 buildings, leasable land parcels and easements with approximately 16,834 square feet (in thousands) which are primarily leasable industrial and commercial lands located in Hawaii and that we contributed to ILPT.

(3)	Subject to modest adjustments when space is re-measured or re-configured for new tenants and when land leases are converted to building leases.

(4)
Percent leased includes (i) space being fitted out for occupancy pursuant to existing leases as of June 30, 2018, if any, and (ii) space which is leased but is not occupied or is being offered for sublease by tenants, if any.

(5)	Includes a 35 rentable square foot (in thousands) expansion for a lease that commenced on September 1, 2017.

Three Months Ended June 30, 2018, Compared to Three Months Ended June 30, 2017 (dollars in thousands)

	Comparable Properties Results (1)				Acquired Property Results (2)			ILPT Results
	Three Months Ended June 30,				Three Months Ended June 30,			Three Months Ended June 30,
			$	%			$			$	%
	2018	2017	Change	Change	2018	2017	Change	2018	2017	Change	Change
Revenues:
Rental income	$33,855	$33,427	$428	1.3%	$25	$—	$25	$33,880	$33,427	$453	1.4%
Tenant reimbursements and other income	5,540	5,178	362	7.0%	—	—	—	5,540	5,178	362	7.0%
Total revenues	39,395	38,605	790	2.0%	25	—	25	39,420	38,605	815	2.1%

Operating expenses:
Real estate taxes	4,582	4,339	243	5.6%	—	—	—	4,582	4,339	243	5.6%
Other operating expenses	2,822	2,701	121	4.5%	2	—	2	2,824	2,701	123	4.6%
Total operating expenses	7,404	7,040	364	5.2%	2	—	2	7,406	7,040	366	5.2%

NOI (3)	$31,991	$31,565	$426	1.3%	$23	$—	$23	32,014	31,565	449	1.4%

Other expenses:
Depreciation and amortization								6,890	6,855	35	0.5%
Total other expenses								6,890	6,855	35	0.5%
Operating income								25,124	24,710	414	1.7%
Interest expense								(434)	(560)	126	(22.5)%
Net income								$24,690	$24,150	$540	2.2%

Reconciliation of Net Income to NOI (3):
Net income								$24,690	$24,150
Interest expense								434	560
Operating income								25,124	24,710

Depreciation and amortization								6,890	6,855
NOI								$32,014	$31,565

(1)	Consists of 266 buildings, leasable land parcels and easements that we owned continuously since April 1, 2017 and that we contributed to ILPT in connection with ILPT's formation.

(2)	Consists of one building that ILPT acquired during the period from April 1, 2017 to June 30, 2018.

(3)	See footnote (3) on page 28 for the definition of NOI.

References to changes in the income and expense categories below relate to the comparison of results for the three months ended June 30, 2018, compared to the three months ended June 30, 2017. Our acquisition activity reflects ILPT's acquisition of one building subsequent to April 1, 2017.

Rental income. The increase in rental income was primarily a result of increases from leasing activity and rent resets at certain of our comparable properties. Rental income includes non-cash straight line rent adjustments totaling approximately $1,038 for the 2018 period and approximately $1,475 for the 2017 period, and net amortization of acquired real estate leases and assumed real estate lease obligations totaling approximately $101 for the 2018 period and approximately $96 for the 2017 period.

Tenant reimbursements and other income. The increase in tenant reimbursements and other income primarily reflects increases in real estate tax and other operating expense reimbursements from tenants at certain of our comparable properties.

Real estate taxes. The increase in real estate taxes primarily reflects tax valuation and tax rate increases at certain of our comparable properties.

Other operating expenses. The increase in other operating expenses is primarily due to increases in repairs and maintenance expenses at certain of our comparable properties.

Depreciation and amortization. The increase in depreciation and amortization primarily reflects increased depreciation of capital improvements and leasing costs at certain of our comparable properties.

Interest expense. The decrease in interest expense primarily reflects the prepayment of certain mortgage notes in December 2017.

Net income. The increase in net income for the 2018 period compared to the 2017 period reflects the changes noted above.

CONSOLIDATED RESULTS OF OPERATIONS

Six Months Ended June 30, 2018, Compared to Six Months Ended June 30, 2017 (dollars and share amounts in thousands, except per share data)

	Comparable Properties Results (1)				Acquired Properties Results (2)			Consolidated Results
	Six Months Ended June 30,				Six Months Ended June 30,			Six Months Ended June 30,
			$	%			$			$	%
	2018	2017	Change	Change	2018	2017	Change	2018	2017	Change	Change
Revenues:
Rental income	$190,133	$193,132	$(2,999)	(1.6)%	$6,037	$1,253	$4,784	$196,170	$194,385	$1,785	0.9%
Tenant reimbursements and other income	39,637	37,275	2,362	6.3%	829	504	325	40,466	37,779	2,687	7.1%
Total revenues	229,770	230,407	(637)	(0.3)%	6,866	1,757	5,109	236,636	232,164	4,472	1.9%

Operating expenses:
Real estate taxes	23,659	21,531	2,128	9.9%	571	148	423	24,230	21,679	2,551	11.8%
Other operating expenses	27,433	26,135	1,298	5.0%	1,467	255	1,212	28,900	26,390	2,510	9.5%
Total operating expenses	51,092	47,666	3,426	7.2%	2,038	403	1,635	53,130	48,069	5,061	10.5%

NOI (3)	$178,678	$182,741	$(4,063)	(2.2)%	$4,828	$1,354	$3,474	183,506	184,095	(589)	(0.3)%

Other expenses:
Depreciation and amortization								69,955	68,057	1,898	2.8%
General and administrative								32,022	23,089	8,933	38.7%
Write-off of straight line rents receivable, net								10,626	12,517	(1,891)	(15.1)%
Loss on asset impairment								—	4,047	(4,047)	N/M
Loss on impairment of real estate assets								—	229	(229)	(100.0)%
Total other expenses								112,603	107,939	4,664	4.3%
Operating income								70,903	76,156	(5,253)	(6.9)%
Dividend income								793	793	—	—%
Unrealized gain on equity securities								30,388	—	30,388	N/M
Interest income								620	20	600	3,000.0%
Interest expense								(46,159)	(43,895)	(2,264)	5.2%
Loss on early extinguishment of debt								(1,192)	—	(1,192)	N/M
Income before income tax expense and equity in earnings of an investee								55,353	33,074	22,279	67.4%
Income tax expense								(261)	(187)	(74)	39.6%
Equity in earnings of an investee								51	502	(451)	(89.8)%
Net income								55,143	33,389	21,754	65.2%
Net income allocated to noncontrolling interest								(10,244)	—	(10,244)	N/M
Net income attributed to SIR								$44,899	$33,389	$11,510	34.5%

Weighted average common shares outstanding - basic								89,388	89,334	54	0.1%
Weighted average common shares outstanding - diluted								89,398	89,356	42	—%

Net income attributed to SIR per common share - basic and diluted								$0.50	$0.37	$0.13	35.1%

Reconciliation of Net Income to NOI (3):
Net income								$55,143	$33,389
Equity in earnings of an investee								(51)	(502)
Income tax expense								261	187
Income before income tax expense and equity in earnings of an investee								55,353	33,074
Loss on early extinguishment of debt								1,192	—
Interest expense								46,159	43,895
Interest income								(620)	(20)
Unrealized gain on equity securities								(30,388)	—
Dividend income								(793)	(793)
Operating income								70,903	76,156
Loss on impairment of real estate assets								—	229
Loss on asset impairment								—	4,047
Write-off of straight line rents receivable, net								10,626	12,517
General and administrative								32,022	23,089
Depreciation and amortization								69,955	68,057
NOI								$183,506	$184,095

	2018	2017
Reconciliation of Net Income Attributed to SIR to FFO Attributed to SIR and Normalized FFO Attributed to SIR (4):
Net income attributed to SIR	$44,899	$33,389
Plus: depreciation and amortization	69,955	68,057
Plus: loss on impairment of real estate assets	—	229
Plus: net income allocated to noncontrolling interest	10,244	—
Less: FFO allocated to noncontrolling interest	(14,117)	—
FFO attributed to SIR	110,981	101,675
Plus: estimated business management incentive fees (5)	14,815	8,766
Plus: loss on asset impairment	—	4,047
Plus: loss on early extinguishment of debt	1,192	—
Less: unrealized gain on equity securities	(30,388)	—
Normalized FFO attributed to SIR	$96,600	$114,488

FFO attributed to SIR per common share - basic and diluted	$1.24	$1.14
Normalized FFO attributed to SIR per common share - basic and diluted	$1.08	$1.28

(1)	Consists of 362 buildings, leasable land parcels and easements that we owned continuously since January 1, 2017.

(2)	Consists of five buildings that we acquired during the period from January 1, 2017 to June 30, 2018.

(3)	See footnote (3) on page 28 for the definition of NOI.

(4)	See footnote (4) on page 28 for the definitions of FFO attributed to SIR and Normalized FFO attributed to SIR.

(5)	See footnote (5) on page 28 for more information on incentive fees under our business management agreements.

References to changes in the income and expense categories below relate to the comparison of results for the six months ended June 30, 2018, compared to the six months ended June 30, 2017. Our acquisition activity reflects our acquisition of five buildings subsequent to January 1, 2017.

Rental income. The increase in rental income primarily reflects our acquisition activity, and increases from leasing activity and rent resets at certain of the comparable ILPT Properties, partially offset by a decline in rental income from our comparable properties, primarily due to a tenant default in May 2018 and a tenant bankruptcy in March 2017. Rental income includes non-cash straight line rent adjustments totaling approximately $6,489 for the 2018 period and approximately $10,780 for the 2017 period, and net amortization of acquired real estate leases and assumed real estate lease obligations totaling approximately $1,059 for the 2018 period and approximately $961 for the 2017 period.

Tenant reimbursements and other income. The increase in tenant reimbursements and other income primarily reflects increases in real estate tax and operating expense reimbursements at our comparable properties and our acquisition activity.

Real estate taxes. The increase in real estate taxes primarily reflects tax valuation and tax rate increases and real estate taxes that were previously paid by certain of our tenants at our comparable properties that are now being paid directly by us during the 2018 period, including amounts related to a tenant default in May 2018 and a tenant bankruptcy in March 2017 and our acquisition activity.

Other operating expenses. The increase in other operating expenses primarily reflects increases in snow removal costs, utilities and rent reserves at our comparable properties, and our acquisition activity.

Depreciation and amortization. The increase in depreciation and amortization primarily reflects our acquisition activity, partially offset by fully depreciated assets at our comparable properties.

General and administrative. The increase in general and administrative expenses in the 2018 period primarily reflects the increase in accrued estimated business management incentive fees, as well as increases in accounting, legal fees and equity compensation expense primarily related to ILPT becoming a separate public company.

Write-off of straight line rents receivable, net. We recorded a non-cash write-off of straight line rents receivable in the 2018 and 2017 periods of $10,626 and $12,517, respectively, related to a tenant default in May 2018 and a tenant bankruptcy in March 2017, respectively. For further information regarding the tenant default, see Note 14 to the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q. For further information regarding the tenant bankruptcy, see Note 15 to the Notes to Consolidated Financial Statements included in Part IV, Item 15 of our 2017 Annual Report.

Loss on asset impairment. We recorded a $4,047 loss on asset impairment for unamortized lease intangibles in the 2017 period related to a tenant bankruptcy in March 2017.

Loss on impairment of real estate assets. We recorded a $229 loss on impairment of real estate assets in the 2017 period to reduce the carrying value of one property located in Maynard, MA to its estimated fair value less costs to sell.

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

Interest income. The increase in interest income primarily reflects an increase in interest rates and higher average cash balances invested during the 2018 period.

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

Weighted average common shares outstanding. The increase in weighted average common shares outstanding primarily reflects shares granted to our Trustees in April and May 2018 and to our officers and certain other employees of RMR LLC in September 2017.

Net income attributed to SIR per common share - basic and diluted. The increase in net income attributed to SIR per common share primarily reflects the changes to net income noted above.

SEGMENT RESULTS OF OPERATIONS

In this segment results of operations section, references to SIR refer to SIR and its consolidated subsidiaries, excluding ILPT.

The following sections analyze and discuss the results of operations of each of our segments for the periods presented. For a reconciliation of segment net income to consolidated net income, see Note 5 to the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Properties 100% owned by SIR:

	All Properties		Comparable Properties (1)
	As of June 30,		As of June 30,
	2018	2017	2018	2017
Total buildings and leasable land parcels	100	98	96	96
Total rentable square feet (in thousands) (2)	16,956	16,681	16,308	16,308
Percent leased (3)	87.5%	89.7%	87.0%	89.4%

(1)	Consists of 96 buildings and leasable land parcels that we owned continuously since January 1, 2017.

(2)	Subject to modest adjustments when space is re-measured or re-configured for new tenants and when land leases are converted to building leases.

(3)
Percent leased includes (i) space being fitted out for occupancy pursuant to existing leases as of June 30, 2018, if any, and (ii) space which is leased but is not occupied or is being offered for sublease by tenants, if any.

Six Months Ended June 30, 2018, Compared to Six Months Ended June 30, 2017 (dollars in thousands)

	Comparable Properties Results (1)				Acquired Properties Results (2)			SIR Results
	Six Months Ended June 30,				Six Months Ended June 30,			Six Months Ended June 30,
			$	%			$			$	%
	2018	2017	Change	Change	2018	2017	Change	2018	2017	Change	Change
Revenues:
Rental income	$121,469	$125,835	$(4,366)	(3.5)%	$6,012	$1,253	$4,759	$127,481	$127,088	$393	0.3%
Tenant reimbursements and other income	28,301	26,527	1,774	6.7%	829	504	325	29,130	27,031	2,099	7.8%
Total revenues	149,770	152,362	(2,592)	(1.7)%	6,841	1,757	5,084	156,611	154,119	2,492	1.6%

Operating expenses:
Real estate taxes	14,492	12,853	1,639	12.8%	571	148	423	15,063	13,001	2,062	15.9%
Other operating expenses	21,066	20,702	364	1.8%	1,465	255	1,210	22,531	20,957	1,574	7.5%
Total operating expenses	35,558	33,555	2,003	6.0%	2,036	403	1,633	37,594	33,958	3,636	10.7%

NOI (3)	$114,212	$118,807	$(4,595)	(3.9)%	$4,805	$1,354	$3,451	119,017	120,161	(1,144)	(1.0)%

Other expenses:
Depreciation and amortization								56,192	54,391	1,801	3.3%
Write-off of straight line rents receivable, net								10,626	12,517	(1,891)	(15.1)%
Loss on asset impairment								—	4,047	(4,047)	(100.0)%
Loss on impairment of real estate assets								—	229	(229)	(100.0)%
Total other expenses								66,818	71,184	(4,366)	(6.1)%
Operating income								52,199	48,977	3,222	6.6%
Interest expense								(2,914)	(3,365)	451	(13.4)%
Net income								$49,285	$45,612	$3,673	8.1%

Reconciliation of Net Income to NOI (3):
Net income								$49,285	$45,612
Interest expense								2,914	3,365
Operating income								52,199	48,977

Write-off of straight line rents receivable, net								10,626	12,517
Loss on asset impairment								—	4,047
Loss on impairment of real estate assets								—	229
Depreciation and amortization								56,192	54,391
NOI								$119,017	$120,161

(1)	Consists of 96 buildings and leasable land parcels that SIR owned continuously since January 1, 2017.

(2)	Consists of four buildings that SIR acquired during the period from January 1, 2017 to June 30, 2018.

(3)	See footnote (3) on page 28 for the definition of NOI.

References to changes in the income and expense categories below relate to the comparison of results for the six months ended June 30, 2018, compared to the six months ended June 30, 2017. Our acquisition activity reflects our acquisition of four buildings subsequent to January 1, 2017.

Rental income. The increase in rental income primarily reflects our acquisition activity, partially offset by a decline in rental income from our comparable properties, primarily due to a tenant default in May 2018 and a tenant bankruptcy in March 2017 and a decline in occupancy during 2017 and 2018. Rental income includes non-cash straight line rent adjustments totaling approximately $4,257 for the 2018 period and approximately $7,835 for the 2017 period, and net amortization of acquired real estate leases and assumed real estate lease obligations totaling approximately $856 for the 2018 period and approximately $769 for the 2017 period.

Tenant reimbursements and other income. The increase in tenant reimbursements and other income primarily reflects increases in real estate tax and operating expense reimbursements at our comparable properties, the collection of other tenant revenues that were previously reserved and our acquisition activity.

Real estate taxes. The increase in real estate taxes primarily reflects real estate taxes that were previously paid by certain of our tenants at our comparable properties that are now being paid directly by us during the 2018 period, including amounts related to a tenant default in May 2018 and a tenant bankruptcy in March 2017 and our acquisition activity.

Other operating expenses. The increase in other operating expenses primarily reflects our acquisition activity and increases in utilities at our comparable properties.

Depreciation and amortization. The increase in depreciation and amortization primarily reflects our acquisition activity, partially offset by fully depreciated assets at our comparable properties.

Write-off of straight line rents receivable, net. We recorded a non-cash write-off of straight line rents receivable in the 2018 and 2017 periods of $10,626 and $12,517, respectively, related to a tenant default in May 2018 and a tenant bankruptcy in March 2017, respectively. For further information regarding the tenant default, see Note 14 to the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q. For further information regarding the tenant bankruptcy, see Note 15 to the Notes to Consolidated Financial Statements included in Part IV, Item 15 of our 2017 Annual Report.

Loss on asset impairment. We recorded a $4,047 loss on asset impairment for unamortized lease intangibles in the 2017 period related to a tenant bankruptcy in March 2017.

Loss on impairment of real estate assets. We recorded a $229 loss on impairment of real estate assets in the 2017 period to reduce the carrying value of one property located in Maynard, MA to its estimated fair value less costs to sell.

Interest expense. The decrease in interest expense primarily reflects the prepayment of certain mortgage notes in December 2017.

Net income. The increase in net income for the 2018 period compared to the 2017 period reflects the changes noted above.

Properties owned by ILPT:

	All Properties		Comparable Properties (1)
	As of June 30,		As of June 30,
	2018	2017	2018		2017
Total buildings, leasable land parcels and easements (2)	267	266	266		266
Total rentable square feet (in thousands) (3)	28,780	28,505	28,540	(5)	28,505
Percent leased (4)	99.1%	99.6%	99.1%		99.6%

(1)	Consists of properties that we owned continuously since January 1, 2017 and that we contributed to ILPT in connection with ILPT's formation.

(2)
Includes 226 buildings, leasable land parcels and easements with approximately 16,834 square feet (in thousands) which are primarily leasable industrial and commercial lands located in Hawaii and that we contributed to ILPT.

(3)	Subject to modest adjustments when space is re-measured or re-configured for new tenants and when land leases are converted to building leases.

(4)
Percent leased includes (i) space being fitted out for occupancy pursuant to existing leases as of June 30, 2018, if any, and (ii) space which is leased but is not occupied or is being offered for sublease by tenants, if any.

(5)	Includes a 35 rentable square foot (in thousands) expansion for a lease that commenced on September 1, 2017.

Six Months Ended June 30, 2018, Compared to Six Months Ended June 30, 2017 (dollars in thousands)

	Comparable Properties Results (1)				Acquired Property Results (2)			ILPT Results
	Six Months Ended June 30,				Six Months Ended June 30,			Six Months Ended June 30,
			$	%			$			$	%
	2018	2017	Change	Change	2018	2017	Change	2018	2017	Change	Change
Revenues:
Rental income	$68,664	$67,297	$1,367	2.0%	$25	$—	$25	$68,689	$67,297	$1,392	2.1%
Tenant reimbursements and other income	11,336	10,748	588	5.5%	—	—	—	11,336	10,748	588	5.5%
Total revenues	80,000	78,045	1,955	2.5%	25	—	25	80,025	78,045	1,980	2.5%

Operating expenses:
Real estate taxes	9,167	8,678	489	5.6%	—	—	—	9,167	8,678	489	5.6%
Other operating expenses	6,367	5,433	934	17.2%	2	—	2	6,369	5,433	936	17.2%
Total operating expenses	15,534	14,111	1,423	10.1%	2	—	2	15,536	14,111	1,425	10.1%

NOI (3)	$64,466	$63,934	$532	0.8%	$23	$—	$23	64,489	63,934	555	0.9%

Other expenses:
Depreciation and amortization								13,763	13,666	97	0.7%
Total other expenses								13,763	13,666	97	0.7%
Operating income								50,726	50,268	458	0.9%
Interest expense								(814)	(1,115)	301	(27.0)%
Net income								$49,912	$49,153	$759	1.5%

Reconciliation of Net Income to NOI (3):
Net income								$49,912	$49,153
Interest expense								814	1,115
Operating income								50,726	50,268

Depreciation and amortization								13,763	13,666
NOI								$64,489	$63,934

(1)	Consists of 266 buildings, leasable land parcels and easements that we owned continuously since January 1, 2017 and that we contributed to ILPT in connection with ILPT's formation.

(2)	Consists of one building that ILPT acquired during the period from January 1, 2017 to June 30, 2018.

(3)	See footnote (3) on page 28 for the definition of NOI.

References to changes in the income and expense categories below relate to the comparison of results for the six months ended June 30, 2018, compared to the six months ended June 30, 2017. Our acquisition activity reflects ILPT's acquisition of one building subsequent to January 1, 2017.

Rental income. The increase in rental income was primarily a result of increases from leasing activity and rent resets at certain of our comparable properties. Rental income includes non-cash straight line rent adjustments totaling approximately $2,232 for the 2018 period and approximately $2,945 for the 2017 period, and net amortization of acquired real estate leases and assumed real estate lease obligations totaling approximately $203 for the 2018 period and approximately $192 for the 2017 period.

Tenant reimbursements and other income. The increase in tenant reimbursements and other income primarily reflects increases in real estate tax and other operating expense reimbursements from tenants at certain of our comparable properties in the 2018 period, partially offset by insurance proceeds and tenant escalation true-ups recognized in the 2017 period.

Real estate taxes. The increase in real estate taxes primarily reflects tax valuation and tax rate increases at certain of our comparable properties.

Other operating expenses. The increase in other operating expenses primarily reflects increases in snow removal, repairs and maintenance costs and rent reserves at certain of our comparable properties in the 2018 period, compared to lower than usual amounts for these expenses in the 2017 period.

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

LIQUIDITY AND CAPITAL RESOURCES

Our Operating Liquidity and Resources (dollars in thousands)

Our principal sources of funds to meet our operating and capital expenses, pay debt service obligations and make distributions to our shareholders are revenues from tenants at our properties and borrowings under our revolving credit facility. We believe that these sources of funds will be sufficient to meet our operating and capital expenses, pay debt service obligations and make distributions to our shareholders for the next 12 months and for the foreseeable future thereafter. Our future cash flows from operating activities will depend primarily upon our ability to:

•	maintain or improve the occupancy of, and the rental rates at, our properties;

•	control our operating cost increases;

•	purchase additional properties that produce cash flows in excess of our costs of acquisition capital and the related property operating expenses; and

•	our receipt of distributions from our investments in ILPT and RMR Inc.

Cash flows provided by (used in) operating, investing and financing activities were $91,072, ($50,351) and ($666,569), respectively, for the six months ended June 30, 2018 and $114,506, ($88,382) and ($26,543), respectively, for the six months ended June 30, 2017. Net cash provided by operating activities for the six months ended June 30, 2018 decreased compared to the corresponding prior year period primarily due to the payment of the 2017 incentive management fee to RMR LLC in January 2018, and a decrease in NOI as a result of vacancies that occurred during 2018 and 2017, partially offset by increased operating cash flows from the properties we acquired during 2017. Net cash used in investing activities for the six months ended June 30, 2018 decreased compared to the corresponding prior year period primarily due to lower acquisition and real estate improvement activities during the 2018 period. Net cash used in financing activities for the six months ended June 30, 2018 increased compared to the corresponding prior year period primarily due to the redemption of all $350,000 of our 2.85% senior notes and the repayment of our $350,000 unsecured term loan in January 2018 and net activities on our revolving credit facilities, partially offset by the proceeds received from the issuance of ILPT common shares.

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

In order to fund our acquisitions and to meet our cash needs that may result from timing differences between our receipt of rents and our desire or need to make distributions or pay operating or capital expenses, we maintain a $750,000 revolving credit facility with a group of lenders. The maturity date of our revolving credit facility is March 29, 2019 and, subject to our payment of an extension fee and meeting other conditions, we have the option to extend the stated maturity date by one year to March 29, 2020. We pay interest on borrowings under our revolving credit facility at the rate of LIBOR plus a premium. We also pay a facility fee on the total amount of lending commitments under our revolving credit facility. Both the interest rate premium and the facility fee are subject to adjustment based upon changes to our credit ratings. At June 30, 2018, the interest rate premium on our revolving credit facility was 125 basis points and our facility fee was 25 basis points. We can borrow, repay and reborrow funds available under our revolving credit facility until maturity, and no principal repayment is due until maturity. As of June 30, 2018, the interest rate payable on borrowings under our revolving credit facility was 3.24%. As of June 30, 2018 and July 30, 2018, we had $105,000 and $93,000, respectively, outstanding under our revolving credit facility and $645,000 and $657,000, respectively, available to borrow under our revolving credit facility.

Our credit agreement includes a feature under which the maximum borrowing availability under our revolving credit facility may be increased to up to $1,850,000 in certain circumstances.

ILPT separately maintains a $750,000 revolving credit facility with a group of lenders. The maturity date of ILPT’s revolving credit facility is December 29, 2021. ILPT has the option to extend the maturity date of its revolving credit facility for two, six month periods, subject to payment of extension fees and satisfaction of other conditions. ILPT pays interest on borrowings under its revolving credit facility at the rate of LIBOR plus a premium that will vary based on its leverage ratio. If ILPT later achieves an investment grade credit rating, it will then be able to elect to continue to have the interest premium based on its leverage ratio or it may instead elect to have the interest premium based on its credit rating, or a ratings election. ILPT is required to pay a commitment fee on the unused portion of its revolving credit facility until and if such time as it makes a ratings election, and thereafter ILPT will be required to pay a facility fee in lieu of such commitment fee based on the maximum amount of its revolving credit facility. At June 30, 2018, the interest rate premium on ILPT’s revolving credit facility was 130 basis points and its commitment fee was 25 basis points. ILPT can borrow, repay and reborrow funds available under its revolving credit facility until maturity, and no principal repayment is due until maturity. As of June 30, 2018, the interest rate payable on borrowings under ILPT’s revolving credit facility was 3.38%. As of June 30, 2018 and July 30, 2018, ILPT had $335,000 outstanding under its revolving credit facility, and $415,000 available to borrow under its revolving credit facility.

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

Our debt maturities (other than our revolving credit facility and ILPT's revolving credit facility) as of June 30, 2018 were as follows: $228 in 2018, $710 in 2019, $488,812 in 2020, $0 in 2021 and $1,171,000 thereafter.

As of June 30, 2018, we had cash and cash equivalents of $31,476. In January 2018, we used cash on hand and borrowings under our revolving credit facility to redeem all $350,000 of our 2.85% senior notes due 2018 and repay our $350,000 unsecured term loan. We typically use cash balances, borrowings under our revolving credit facility, net proceeds from offerings of equity or debt securities, term loans and the cash flows from our operations to fund debt repayments, property acquisitions, capital expenditures and other general business purposes. We also have in the past assumed mortgage debt in connection with certain of our acquisitions and we may do so in the future. In addition, we may sell, or place mortgages on, properties we own or participate in joint venture arrangements.

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

During the six months ended June 30, 2018, we paid regular quarterly cash distributions to our shareholders aggregating $91,278 using existing cash balances and borrowings under our revolving credit facility. On July 19, 2018, we declared a regular quarterly distribution of $0.51 per common share, or approximately $45,600, to shareholders of record on July 30, 2018. We expect to pay this distribution on or about August 16, 2018 using existing cash balances and borrowings under our revolving credit facility.

On May 14, 2018, ILPT paid a prorated distribution of $0.27 per ILPT common share, or $17,551, for the period from January 17, 2018 (the date ILPT completed the ILPT IPO) through March 31, 2018, to ILPT's shareholders of record on April 30, 2018. This distribution was based upon an expected quarterly distribution by ILPT of $0.33 per ILPT common share ($1.32 per ILPT common share per year). We received $12,150 from ILPT as a result of our ownership of 45,000,000 ILPT common shares.

On July 19, 2018, ILPT declared a regular quarterly distribution of $0.33 per common share, or approximately $21,500, to shareholders of record on July 30, 2018. ILPT expects to pay this distribution on or about August 13, 2018 using existing cash balances and borrowings under its revolving credit facility. We expect to receive $14,850 from ILPT as a result of our ownership of 45,000,000 ILPT common shares. For further information regarding the distributions we paid during 2018, see Note 9 to the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

During the three and six months ended June 30, 2018 and 2017, amounts capitalized for tenant improvements, leasing costs, building improvements and development and redevelopment activities were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Tenant improvements (1)	$6,671	$61	$8,474	$389
Leasing costs (2)	632	630	1,208	2,032
Building improvements (3)	871	1,209	1,346	1,903
Development, redevelopment and other activities (4)	1,145	2,451	1,595	3,172
	$9,319	$4,351	$12,623	$7,496

(1)	Tenant improvements include capital expenditures used to improve tenants’ space or amounts paid directly to tenants to improve their space.

(2)	Leasing costs include leasing related costs, such as brokerage commissions, legal costs and tenant inducements.

(3)	Building improvements generally include (i) expenditures to replace obsolete building components and (ii) expenditures that extend the useful life of existing assets.

(4)
Development, redevelopment and other activities generally include (i) capital expenditures that are identified at the time of a property acquisition and incurred within a short time period after acquiring the property and (ii) capital expenditure projects that reposition a property or result in new sources of revenues.

As of June 30, 2018, we had estimated unspent leasing related obligations of $26,863.

During the three months ended June 30, 2018, commitments made for expenditures, such as tenant improvements and leasing costs in connection with leasing space, were as follows:

	New Leases	Renewals	Totals
Square feet leased during the period	55	165	220
Total leasing costs and concession commitments (1)	$484	$57	$541
Total leasing costs and concession commitments per square foot (1)	$8.80	$0.35	$2.46
Weighted average lease term by square feet (years)	21.1	7.7	11.0
Total leasing costs and concession commitments per square foot per year (1)	$0.42	$0.05	$0.22

(1)	Includes commitments made for leasing expenditures and concessions, such as tenant improvements, leasing commissions, tenant reimbursements and free rent.

Off Balance Sheet Arrangements (dollars in thousands)

As of June 30, 2018, we had no off balance sheet arrangements that have had or that we expect would be reasonably likely to have a material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources. We had no swaps or hedges as of June 30, 2018, other than the cash flow hedge associated with $41,000 of mortgage debt described in Notes 6 and 8 to the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q and under “Quantitative and Qualitative Disclosures About Market Risk” included in Part I, Item 3 of this Quarterly Report on Form 10-Q.

Debt Covenants (dollars in thousands)

Our principal debt obligations at June 30, 2018 were our senior unsecured notes, borrowings outstanding under our revolving credit facility and ILPT's revolving credit facility and secured mortgage notes assumed in connection with some of our acquisitions. Our mortgage notes are non-recourse, subject to certain limitations, and do not contain any material financial covenants. Our publicly issued senior unsecured notes are governed by an indenture. Our senior unsecured notes indenture and its supplements, our credit agreement and ILPT's credit agreement each provide for acceleration of payment of all amounts outstanding upon the occurrence and continuation of certain events of default, such as, in the case of our credit agreement and ILPT's credit agreement, a change of control of us or ILPT, as applicable, which includes RMR LLC ceasing to act as business or property manager for us or ILPT, respectively. Our senior unsecured notes indenture and its supplements, our credit agreement and ILPT's credit agreement each contain a number of covenants which restrict our ability to incur debts, including debts secured by mortgages on our properties, in excess of calculated amounts, restrict our ability to make distributions to our shareholders in certain circumstances and generally require us to maintain certain financial ratios. As of June 30, 2018, we believe we were in compliance with all of the terms and covenants under our revolving credit facility and senior unsecured notes indenture and its supplements and that ILPT was in compliance with all of the terms and covenants under ILPT's credit agreement.

None of our senior unsecured notes indenture and its supplements, our credit agreement or ILPT's credit agreement contains provisions for acceleration which could be triggered by our credit ratings, but do include restrictions on our ability to incur debt, as noted above. In addition, under our credit agreement, our senior unsecured credit ratings are used to determine the fees and interest rates we pay. Accordingly, if our credit ratings are downgraded, we may be prevented from incurring additional debt and our interest expense and related costs under our credit agreement would increase. In November 2017, Moody's Investors Service downgraded our credit rating which increased our interest rate premium and the facility fee for our revolving credit facility effective January 1, 2018.

Our senior unsecured notes indenture and its supplements contain cross default provisions to any other debts of $25,000 or more. Similarly, our revolving credit facility and ILPT's revolving credit facility have cross default provisions to other indebtedness that is recourse of $25,000 or more and indebtedness that is non-recourse of $50,000 or more.

Related Person Transactions
We have relationships and historical and continuing transactions with RMR LLC, RMR Inc. and others related to them. For example: we have no employees and the personnel and various services we require to operate our business are provided to us by RMR LLC pursuant to our business and property management agreements with RMR LLC; RMR Inc. is the managing member of RMR LLC; Adam D. Portnoy, one of our Managing Trustees, is the sole trustee, an officer and controlling shareholder of ABP Trust, which is the controlling shareholder of RMR Inc.; and we own shares of class A common stock of RMR Inc. We also have relationships and historical and continuing transactions with other companies to which RMR LLC or its subsidiaries provide management services and which may have trustees, directors and officers who are also trustees, directors or officers of us, RMR LLC or RMR Inc., including: ILPT, which was our wholly owned subsidiary until January 17, 2018 and of which we are the largest shareholder and at June 30, 2018 owned approximately 69.2% of ILPT’s outstanding common shares; GOV, which is our largest shareholder, and at June 30, 2018, owned approximately 27.8% of our outstanding common shares; and AIC, of which we, ABP Trust, GOV and four other companies to which RMR LLC provides management services each own 14.3% and which arranges and reinsures in part a combined property insurance program for us and its six other shareholders. For further information about these and other such relationships and related person transactions, see Notes 12 and 13 to the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, our 2017 Annual Report, our definitive Proxy Statement for our 2018 Annual Meeting of Shareholders and our other filings with the Securities and Exchange Commission, or SEC. In addition, see the section captioned “Risk Factors” of our 2017 Annual Report for a description of risks that may arise as a result of these and other related person transactions and relationships. Our filings with the SEC and copies of certain of our agreements with these related persons, including our business and property management agreements with RMR LLC and our shareholders agreement with AIC and its six other shareholders, are available as exhibits to our filings with the SEC and accessible at the SEC’s website, www.sec.gov. We may engage in additional transactions with related persons, including businesses to which RMR LLC or its subsidiaries provide management services.
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

At June 30, 2018, our outstanding fixed rate debt consisted of the following senior unsecured notes and secured mortgage notes:

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

(3)	Represents a mortgage note secured by one property owned by ILPT.

Our senior unsecured notes require semi-annual interest payments until maturity. One of our mortgage notes requires principal and interest payments pursuant to an amortization schedule and our other mortgage notes require interest only payments until maturity.

We have an interest rate swap agreement to manage our interest rate risk exposure on a $41,000 mortgage note due 2020, which requires us to pay interest at a rate equal to LIBOR plus a premium. The interest rate swap agreement effectively modifies our exposure to interest rate risk arising from this floating rate mortgage loan by converting this floating rate debt to a fixed rate through August 3, 2020, which is the maturity date of the mortgage note, thus reducing the impact of interest rate changes on future interest expense. This agreement involves the receipt of floating rate amounts in exchange for fixed rate interest payments over the life of the agreement. Approximately 2.0% ($41,000) of our total outstanding debt had interest payments designated as hedged transactions to interest rate swap agreements at June 30, 2018. As of June 30, 2018, the fair value of our derivative instrument included in other assets in our condensed consolidated balance sheet was $368.

Because our senior unsecured notes and mortgage notes (including the current effect of our interest rate swap agreement) require interest to be paid at fixed rates, changes in market interest rates during the terms of these senior unsecured notes and mortgage notes will not affect our interest obligations. If these senior unsecured notes and mortgage notes were refinanced at interest rates which are one percentage point higher or lower than shown above, our annual interest cost would increase or decrease by approximately $16,608.

Changes in market interest rates would affect the fair value of our fixed rate debt obligations, including obligations arising from our interest rate swap agreement. Increases in market interest rates decrease the fair value of our fixed rate debt, while decreases in market interest rates increase the fair value of our fixed rate debt. Based on the balances outstanding at June 30, 2018 and discounted cash flow analyses through the maturity dates, and assuming no other changes in factors that may affect the fair value of our fixed rate debt obligations, a hypothetical immediate one percentage point change in interest rates would change the fair value of these obligations by approximately $65,725.

Floating Rate Debt

At June 30, 2018, our floating rate debt (excluding the $41,000 mortgage note hedged by our interest rate swap agreement) consisted of $105,000 outstanding under our revolving credit facility and $335,000 outstanding under ILPT's revolving credit facility. Our revolving credit facility matures on March 29, 2019 and, subject to our meeting certain conditions, including our payment of an extension fee, we have the option to extend the maturity date by one year to March 29, 2020. ILPT's revolving credit facility matures on December 29, 2021 and, subject to the payment of extension fees and satisfaction of other conditions, ILPT has the option to extend the maturity date for two, six month periods. No principal repayments are required under our revolving credit facility or ILPT's revolving credit facility prior to their respective maturities, and prepayments may be made at any time without penalty.

Borrowings under our revolving credit facility and ILPT's revolving credit facility are in U.S. dollars and require interest to be paid at LIBOR plus a premium that is subject to adjustment based upon changes to our credit ratings and ILPT's leverage ratio, respectively. Accordingly, we are vulnerable to changes in the U.S. dollar based short term rates, specifically LIBOR. In addition, upon renewal or refinancing of these obligations, we are vulnerable to increases in interest rate premiums due to market conditions or our perceived credit risk. Generally, a change in interest rates would not affect the value of our outstanding floating rate debt but would affect our operating results. The following table presents the approximate impact a one percentage point increase in interest rates would have on our annual floating rate interest expense at June 30, 2018:

	Impact of an Increase in Interest Rates
			Total Interest	Annual
	Interest Rate	Outstanding	Expense	Earnings Per
	Per Year (1)	Debt (2)	Per Year	Share Impact (3)
At June 30, 2018	3.34%	$440,000	$14,696	$0.16
One percentage point increase	4.34%	$440,000	$19,096	$0.21

(1)	Weighted based on the respective interest rates and outstanding borrowings under our floating rate debt as of June 30, 2018.

(2)	Excludes our $41,000 mortgage note hedged by our interest rate swap agreement.

(3)	Based on the diluted weighted average common shares outstanding for the six months ended June 30, 2018.

The following table presents the impact a one percentage point increase in interest rates would have on our annual floating rate interest expense at June 30, 2018 if we and ILPT were fully drawn on our revolving credit facilities:

	Impact of an Increase in Interest Rates
			Total Interest	Annual
	Interest Rate	Outstanding	Expense	Earnings Per
	Per Year (1)	Debt (2)	Per Year	Share Impact (3)
At June 30, 2018	3.31%	$1,500,000	$49,650	$0.56
One percentage point increase	4.31%	$1,500,000	$64,650	$0.72

(1)	Weighted based on the respective interest rates of our floating rate debt as of June 30, 2018, assuming we and ILPT were fully drawn on our revolving credit facilities.

(2)	Excludes our $41,000 mortgage note hedged by our interest rate swap agreement.

(3)	Based on the diluted weighted average common shares outstanding for the six months ended June 30, 2018.

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

Item 4. Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, our management carried out an evaluation, under the supervision and with the participation of our President and Chief Executive Officer and our Chief Financial Officer and Treasurer, of the effectiveness of our disclosure controls and procedures pursuant to Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, our President and Chief Executive Officer and our Chief Financial Officer and Treasurer concluded that our disclosure controls and procedures are effective.

There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

WARNING CONCERNING FORWARD LOOKING STATEMENTS

THIS QUARTERLY REPORT ON FORM 10-Q CONTAINS STATEMENTS THAT CONSTITUTE FORWARD LOOKING STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 AND OTHER SECURITIES LAWS. ALSO, WHENEVER WE USE WORDS SUCH AS “BELIEVE”, “EXPECT”, “ANTICIPATE”, “INTEND”, “PLAN”, “ESTIMATE”, “WILL”, “MAY” AND NEGATIVES OR DERIVATIVES OF THESE OR SIMILAR EXPRESSIONS, WE ARE MAKING FORWARD LOOKING STATEMENTS. THESE FORWARD LOOKING STATEMENTS ARE BASED UPON OUR PRESENT INTENT, BELIEFS OR EXPECTATIONS, BUT FORWARD LOOKING STATEMENTS ARE NOT GUARANTEED TO OCCUR AND MAY NOT OCCUR. FORWARD LOOKING STATEMENTS IN THIS REPORT RELATE TO VARIOUS ASPECTS OF OUR BUSINESS, INCLUDING:

•	THE LIKELIHOOD THAT OUR TENANTS WILL PAY RENT OR BE NEGATIVELY AFFECTED BY CYCLICAL ECONOMIC CONDITIONS,

•	THE LIKELIHOOD THAT OUR TENANTS WILL RENEW OR EXTEND THEIR LEASES OR THAT WE WILL BE ABLE TO OBTAIN REPLACEMENT TENANTS,

•	OUR ACQUISITIONS OF PROPERTIES,

•	OUR SALES OF PROPERTIES,

•	OUR ABILITY TO COMPETE FOR ACQUISITIONS AND TENANCIES EFFECTIVELY,

•	THE LIKELIHOOD THAT OUR RENTS WILL INCREASE WHEN WE RENEW OR EXTEND OUR LEASES, WHEN WE ENTER NEW LEASES, OR WHEN OUR RENTS RESET, INCLUDING RENT RESETS AT OUR SUBSIDIARY, ILPT'S, HAWAII PROPERTIES,

•	OUR ABILITY TO PAY DISTRIBUTIONS TO OUR SHAREHOLDERS AND TO SUSTAIN THE AMOUNT OF SUCH DISTRIBUTIONS,

•	THE FUTURE AVAILABILITY OF BORROWINGS UNDER OUR REVOLVING CREDIT FACILITY OR ILPT'S REVOLVING CREDIT FACILITY,

•	OUR POLICIES AND PLANS REGARDING INVESTMENTS, FINANCINGS AND DISPOSITIONS,

•	OUR ABILITY TO RAISE DEBT OR EQUITY CAPITAL,

•	OUR ABILITY TO PAY INTEREST ON AND PRINCIPAL OF OUR DEBT,

•	OUR ABILITY TO APPROPRIATELY BALANCE OUR USE OF DEBT AND EQUITY CAPITAL,

•	OUR CREDIT RATINGS,

•	OUR EXPECTATION THAT WE BENEFIT FROM OUR OWNERSHIP INTEREST IN AND OTHER RELATIONSHIPS WITH ILPT,

•	OUR EXPECTATION THAT WE BENEFIT FROM OUR OWNERSHIP INTEREST IN AND OTHER RELATIONSHIPS WITH RMR INC.,

•	OUR EXPECTATION THAT WE BENEFIT FROM OUR OWNERSHIP INTEREST IN AND OTHER RELATIONSHIPS WITH AIC AND FROM OUR PARTICIPATION IN INSURANCE PROGRAMS ARRANGED BY AIC,

•	OUR QUALIFICATION FOR TAXATION AS A REIT, AND ILPT'S ABILITY TO QUALIFY AND MAINTAIN ITS QUALIFICATION FOR TAXATION AS A REIT,

•	THE CREDIT QUALITIES OF OUR TENANTS, AND

•	OTHER MATTERS.
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

•
AS OF JUNE 30, 2018, WE HAD ESTIMATED LEASING RELATED OBLIGATIONS OF $26.9 MILLION. OUR LEASING RELATED OBLIGATIONS MAY COST MORE OR LESS AND MAY TAKE LONGER TO COMPLETE THAN WE EXPECT, AND OUR LEASING RELATED OBLIGATIONS MAY INCREASE,

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

•
A TENANT OF ONE OF OUR PROPERTIES HAS DEFAULTED ON ITS LEASE WITH US. ALTHOUGH THE SUBTENANTS AT THIS PROPERTY HAVE RECEIVED NOTICES TO PAY RENTS UNDER THE APPLICABLE SUBLEASES DIRECTLY TO US, WE CANNOT BE SURE THAT WE WILL BE SUCCESSFUL IN RECEIVING SUCH RENTS, OR THAT WE WILL BE ABLE TO RECOVER OR MITIGATE OUR DAMAGES,

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

•
THE MAXIMUM BORROWING AVAILABILITY UNDER OUR REVOLVING CREDIT FACILITY MAY BE INCREASED TO UP TO $1.85 BILLION IN CERTAIN CIRCUMSTANCES AND THE MAXIMUM BORROWING AVAILABILITY UNDER ILPT'S REVOLVING CREDIT FACILITY MAY BE INCREASED TO UP TO $1.5 BILLION IN CERTAIN CIRCUMSTANCES. HOWEVER, INCREASING THE MAXIMUM BORROWING AVAILABILITY UNDER OUR REVOLVING CREDIT FACILITY OR ILPT'S REVOLVING CREDIT FACILITY IS SUBJECT TO US AND ILPT, AS THE CASE MAY BE, OBTAINING ADDITIONAL COMMITMENTS FROM LENDERS, WHICH MAY NOT OCCUR,

•
WE HAVE THE OPTION TO EXTEND THE MATURITY DATE OF OUR REVOLVING CREDIT FACILITY, AND ILPT HAS THE OPTION TO EXTEND THE MATURITY DATE OF ITS REVOLVING CREDIT FACILITY, UPON PAYMENT OF A FEE AND MEETING OTHER CONDITIONS, RESPECTIVELY. HOWEVER, THE APPLICABLE CONDITIONS MAY NOT BE MET,

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

•
THE PREMIUMS USED TO DETERMINE THE INTEREST RATE PAYABLE ON OUR REVOLVING CREDIT FACILITY AND ILPT'S REVOLVING CREDIT FACILITY, THE FACILITY FEE PAYABLE ON OUR REVOLVING CREDIT FACILITY AND THE UNUSED FEE PAYABLE ON ILPT'S REVOLVING CREDIT FACILITY ARE BASED ON OUR CREDIT RATINGS AND ILPT'S LEVERAGE, RESPECTIVELY. FUTURE CHANGES IN OUR CREDIT RATINGS AND ILPT'S LEVERAGE MAY CAUSE THE INTEREST AND FEES WE AND ILPT PAY, RESPECTIVELY, TO INCREASE,

•	RMR INC. MAY REDUCE THE AMOUNT OF DISTRIBUTIONS TO ITS SHAREHOLDERS, INCLUDING US,

•	ILPT MAY REDUCE THE AMOUNT OF DISTRIBUTIONS TO ITS SHAREHOLDERS, INCLUDING US,

•
THE BUSINESS AND PROPERTY MANAGEMENT AGREEMENTS BETWEEN US AND RMR LLC HAVE CONTINUING 20 YEAR TERMS. HOWEVER, THOSE AGREEMENTS PERMIT EARLY TERMINATION IN CERTAIN CIRCUMSTANCES. ACCORDINGLY, WE CANNOT BE SURE THAT THESE AGREEMENTS WILL REMAIN IN EFFECT FOR CONTINUING 20 YEAR TERMS, AND

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
THE INFORMATION CONTAINED ELSEWHERE IN THIS QUARTERLY REPORT ON FORM 10-Q AND IN OUR 2017 ANNUAL REPORT OR IN OUR OTHER FILINGS WITH THE SEC, INCLUDING UNDER THE CAPTION “RISK FACTORS”, OR INCORPORATED HEREIN OR THEREIN, IDENTIFIES OTHER IMPORTANT FACTORS THAT COULD CAUSE DIFFERENCES FROM OUR FORWARD LOOKING STATEMENTS. OUR FILINGS WITH THE SEC ARE AVAILABLE ON THE SEC’S WEBSITE AT WWW.SEC.GOV.
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

PART II. Other Information

Item 1A. Risk Factors

There have been no material changes to risk factors from those we previously disclosed in our 2017 Annual Report.

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

10.1	Summary of Trustee Compensation. (Incorporated by reference to the Company's Current Report on Form 8-K dated May 16, 2018.)

10.2	Form of Indemnification Agreement. (Filed herewith.)

12.1	Computation of Ratio of Earnings to Fixed Charges. (Filed herewith.)

31.1	Rule 13a-14(a) Certification. (Filed herewith.)

31.2	Rule 13a-14(a) Certification. (Filed herewith.)

32.1	Section 1350 Certification. (Furnished herewith.)

101.1
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018 formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Statement of Shareholders' Equity, (iv) the Condensed Consolidated Statements of Cash Flows and (v) related notes to these financial statements, tagged as blocks of text and in detail. (Filed herewith.)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SELECT INCOME REIT

By:	/s/ David M. Blackman
David M. Blackman
President and Chief Executive Officer
Dated: July 31, 2018

By:	/s/ John C. Popeo
John C. Popeo
Chief Financial Officer and Treasurer
(principal financial and accounting officer)
Dated: July 31, 2018