Form 10-Q
period 2018-09-30
SELECT INCOME REIT
filed 2018-10-29
CIK 1537667

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Number of registrant’s common shares of beneficial interest, $.01 par value per share, outstanding as of October 26, 2018: 89,550,528

SELECT INCOME REIT

FORM 10-Q

September 30, 2018

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

PART I Financial Information

Item 1.  Financial Statements

SELECT INCOME REIT

CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except per share data)
(unaudited)

	September 30,	December 31,
	2018	2017
ASSETS
Real estate properties:
Land	$1,057,197	$1,041,767
Buildings and improvements	3,238,661	3,178,098
	4,295,858	4,219,865
Accumulated depreciation	(369,252)	(314,249)
	3,926,606	3,905,616
Properties held for sale	15,289	5,829
Acquired real estate leases, net	433,947	477,577
Cash and cash equivalents	25,982	658,719
Restricted cash	403	178
Rents receivable, including straight line rents of $121,770 and $122,010, respectively, net of allowance for doubtful accounts of $2,227 and $1,396, respectively	131,642	127,672
Deferred leasing costs, net	14,568	14,295
Other assets, net	173,062	113,144
Total assets	$4,721,499	$5,303,030

LIABILITIES AND SHAREHOLDERS' EQUITY
Unsecured revolving credit facility	$108,000	$—
ILPT revolving credit facility	380,000	750,000
Unsecured term loan, net	—	348,870
Senior unsecured notes, net	1,430,688	1,777,425
Mortgage notes payable, net	210,624	210,785
Accounts payable and other liabilities	92,626	101,352
Assumed real estate lease obligations, net	62,176	68,783
Rents collected in advance	21,626	15,644
Security deposits	9,370	8,346
Due to related persons	26,749	30,006
Total liabilities	2,341,859	3,311,211

Commitments and contingencies

Shareholders' equity:
Shareholders' equity attributable to SIR:
Common shares of beneficial interest, $.01 par value: 125,000,000 shares authorized; 89,550,528 and 89,487,371 shares issued and outstanding, respectively	896	895
Additional paid in capital	2,312,724	2,180,896
Cumulative net income	634,849	508,213
Cumulative other comprehensive income	863	52,665
Cumulative common distributions	(887,776)	(750,850)
Total shareholders' equity attributable to SIR	2,061,556	1,991,819
Noncontrolling interest in consolidated subsidiary	318,084	—
Total shareholders' equity	2,379,640	1,991,819
Total liabilities and shareholders' equity	$4,721,499	$5,303,030

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SELECT INCOME REIT

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(amounts in thousands, except per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
REVENUES:
Rental income	$101,833	$98,635	$298,003	$293,020
Tenant reimbursements and other income	20,048	19,379	60,514	57,158
Total revenues	121,881	118,014	358,517	350,178

EXPENSES:
Real estate taxes	12,518	11,489	36,748	33,168
Other operating expenses	14,814	14,649	43,714	41,039
Depreciation and amortization	35,371	34,713	105,326	102,770
Acquisition and transaction related costs	3,796	—	3,796	—
General and administrative	15,331	1,608	47,353	24,697
Write-off of straight line rents receivable, net	—	—	10,626	12,517
Loss on asset impairment	—	—	—	4,047
Loss on impairment of real estate assets	9,706	—	9,706	229
Total expenses	91,536	62,459	257,269	218,467

Operating income	30,345	55,555	101,248	131,711

Dividend income	397	397	1,190	1,190
Unrealized gain on equity securities	22,771	—	53,159	—
Interest income	133	19	753	39
Interest expense (including net amortization of debt issuance costs, premiums and discounts of $1,746, $1,716, $5,245 and $4,688, respectively)	(23,287)	(24,383)	(69,446)	(68,278)
Loss on early extinguishment of debt	—	—	(1,192)	—
Income before income tax expense, equity in earnings of an investee and gain on sale of real estate	30,359	31,588	85,712	64,662
Income tax expense	(185)	(177)	(446)	(364)
Equity in earnings of an investee	831	31	882	533
Income before gain on sale of real estate	31,005	31,442	86,148	64,831
Gain on sale of real estate	4,075	—	4,075	—
Net income	35,080	31,442	90,223	64,831
Net income allocated to noncontrolling interest	(5,597)	—	(15,841)	—
Net income attributed to SIR	$29,483	$31,442	$74,382	$64,831

Net income	$35,080	$31,442	$90,223	$64,831
Other comprehensive income:
Unrealized gain on investment in available for sale securities	—	4,284	—	18,804
Unrealized gain on interest rate swap	3	27	362	61
Equity in unrealized gain of an investee	173	116	90	296
Other comprehensive income	176	4,427	452	19,161
Comprehensive income	35,256	35,869	90,675	83,992
Comprehensive income allocated to noncontrolling interest	(5,597)	—	(15,841)	—
Comprehensive income attributed to SIR	$29,659	$35,869	$74,834	$83,992

Weighted average common shares outstanding - basic	89,410	89,355	89,395	89,341
Weighted average common shares outstanding - diluted	89,437	89,379	89,411	89,364

Net income attributed to SIR per common share - basic and diluted	$0.33	$0.35	$0.83	$0.73

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SELECT INCOME REIT

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
(dollars in thousands)
(unaudited)

							Total
					Cumulative		Shareholders'	Noncontrolling
	Number of		Additional	Cumulative	Other	Cumulative	Equity	Interest in	Total
	Common	Common	Paid In	Net	Comprehensive	Common	Attributable	Consolidated	Shareholders'
	Shares	Shares	Capital	Income	Income	Distributions	to SIR	Subsidiary	Equity
Balance at December 31, 2017	89,487,371	$895	$2,180,896	$508,213	$52,665	$(750,850)	$1,991,819	$—	$1,991,819
Cumulative adjustment upon adoption of ASU No. 2016-01	—	—	—	52,254	(52,254)	—	—	—	—
Balance at January 1, 2018	89,487,371	895	2,180,896	560,467	411	(750,850)	1,991,819	—	1,991,819
Net income	—	—	—	74,382	—	—	74,382	15,841	90,223
Share grants	76,700	1	1,086	—	—	—	1,087	967	2,054
Share repurchases	(13,063)	—	(283)	—	—	—	(283)	—	(283)
Forfeited share grants	(480)	—	—	—	—	—	—	—	—
Issuance of shares of subsidiary, net	—	—	131,025	—	—	—	131,025	313,284	444,309
Other comprehensive income	—	—	—	—	452	—	452	—	452
Distributions to common shareholders	—	—	—	—	—	(136,926)	(136,926)	—	(136,926)
Distributions to noncontrolling interest	—	—	—	—	—	—	—	(12,008)	(12,008)
Balance at September 30, 2018	89,550,528	$896	$2,312,724	$634,849	$863	$(887,776)	$2,061,556	$318,084	$2,379,640

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SELECT INCOME REIT

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(unaudited)

	Nine Months Ended September 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$90,223	$64,831
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	61,162	59,994
Net amortization of debt issuance costs, premiums and discounts	5,245	4,688
Amortization of acquired real estate leases and assumed real estate lease obligations	41,331	40,308
Amortization of deferred leasing costs	1,440	1,170
Write-off of straight line rents and provision for losses on rents receivable	11,509	12,856
Straight line rental income	(9,994)	(16,361)
Impairment losses	9,706	4,276
Loss on early extinguishment of debt	1,192	—
Gain on sale of real estate	(4,075)	—
Other non-cash expenses, net	155	(453)
Unrealized gain on equity securities	(53,159)	—
Equity in earnings of an investee	(882)	(533)
Change in assets and liabilities:
Rents receivable	(5,485)	1,563
Deferred leasing costs	(1,677)	(2,591)
Other assets	(1,285)	(7,355)
Accounts payable and other liabilities	(8,208)	(4,910)
Rents collected in advance	5,982	1,312
Security deposits	1,024	263
Due to related persons	(3,257)	3,706
Net cash provided by operating activities	140,947	162,764

CASH FLOWS FROM INVESTING ACTIVITIES:
Real estate acquisitions and deposits	(95,078)	(117,458)
Real estate improvements	(16,630)	(11,723)
Proceeds from sale of properties, net	9,394	—
Net cash used in investing activities	(102,314)	(129,181)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common shares in subsidiary, net	444,309	—
Proceeds from issuance of senior unsecured notes, after discounts	—	345,394
Repayments of mortgage notes payable	(54)	(17,552)
Borrowings under revolving credit facilities	342,000	220,000
Repayments of revolving credit facilities	(604,000)	(445,000)
Payment of debt issuance costs	(4,183)	(3,197)
Repayment of unsecured term loan	(350,000)	—
Repayment of senior unsecured notes	(350,000)	—
Distributions to common shareholders	(136,926)	(136,832)
Repurchase of common shares	(283)	(309)
Distributions to noncontrolling interest	(12,008)	—
Net cash used in financing activities	(671,145)	(37,496)

Decrease in cash, cash equivalents and restricted cash	(632,512)	(3,913)
Cash, cash equivalents and restricted cash at beginning of period	658,897	22,171
Cash, cash equivalents and restricted cash at end of period	$26,385	$18,258

SUPPLEMENTAL DISCLOSURES:
Interest paid	$76,142	$71,913
Income taxes paid	$421	$373
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
(dollars in thousands)
(unaudited)

SUPPLEMENTAL DISCLOSURE OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH:

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets to the amounts shown in the condensed consolidated statements of cash flows:

	As of September 30,
	2018	2017
Cash and cash equivalents	$25,982	$18,155
Restricted cash	403	103
Total cash, cash equivalents and restricted cash shown in the statements of cash flows	$26,385	$18,258

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SELECT INCOME REIT

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

Note 1. Organization and Basis of Presentation

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

On January 17, 2018, Industrial Logistics Properties Trust and its consolidated subsidiaries, or ILPT, our then wholly owned subsidiary, completed an initial public offering and listing on The Nasdaq Stock Market LLC, or Nasdaq, of 20,000,000 of its common shares, or the ILPT IPO. ILPT intends to qualify for taxation as a real estate investment trust, or REIT, under the Internal Revenue Code of 1986, as amended, or the IRC, for U.S. federal income tax purposes, commencing with its taxable year ending December 31, 2018 and to maintain such qualification thereafter. Upon the completion of the ILPT IPO, ILPT owned 266 of our consolidated buildings, leasable land parcels and easements with a combined 28,540,000 rentable square feet, consisting of 226 buildings, leasable land parcels and easements with approximately 16,834,000 rentable square feet located on the island of Oahu, HI, and 40 industrial buildings with approximately 11,706,000 rentable square feet located in 24 other states, or collectively, the ILPT Properties. Following the ILPT IPO, most of our 100% owned properties are office properties. As of September 30, 2018, we continue to own 45,000,000 common shares of beneficial interest of ILPT, or ILPT common shares, or approximately 69.2% of the outstanding ILPT common shares. We accounted for the sale of the ILPT common shares in accordance with Accounting Standards Codification Topic 810, Consolidation, and concluded that we retained control under the voting interest model given our ownership percentage in ILPT; therefore, ILPT remains one of our consolidated subsidiaries and the difference between the net book value sold and the share price paid is treated as an increase to additional paid in capital. The 30.8% portion of ILPT that is not controlled by us, or the noncontrolling interest, is presented as a separate component of equity in our condensed consolidated balance sheets. In addition, net income attributable to the noncontrolling interest is calculated based on the 30.8% of ILPT shares not owned by us and is presented separately in our condensed consolidated statements of comprehensive income. See Note 13 for additional information regarding the ILPT IPO.

References to and data for "the Company", "SIR", "we", "us" and "our" refer to and include data for Select Income REIT and its consolidated subsidiaries, including its consolidated subsidiary, ILPT, unless the context indicates otherwise.

On September 14, 2018, we entered into an Agreement and Plan of Merger, or the Merger Agreement, with Government Properties Income Trust, or GOV, and GOV’s wholly owned subsidiary, GOV MS REIT, or Merger Sub, pursuant to which we have agreed to merge with and into Merger Sub, with Merger Sub continuing as the surviving entity in the merger, or the Merger. Pursuant to the terms and subject to the conditions set forth in the Merger Agreement, at the effective time of the Merger, or the Effective Time, each of our common shares issued and outstanding immediately prior to the Effective Time will be converted into the right to receive 1.04, or the Exchange Ratio, newly issued common shares of beneficial interest of GOV, or GOV common shares, subject to adjustment as described in the Merger Agreement, with cash paid in lieu of fractional shares. The Exchange Ratio is fixed and will not be adjusted to reflect changes in the market price of our common shares or GOV common shares prior to the Effective Time. At the Effective Time, any outstanding unvested common share awards under our equity compensation plan will be converted into an award under GOV’s equity compensation plan, subject to substantially similar vesting requirements and other terms and conditions, of a number of GOV common shares determined by multiplying the number of our unvested common shares subject to such award by the Exchange Ratio (rounded down to the nearest whole number). Also pursuant to the Merger Agreement, we and GOV agreed that, prior to the Effective Time, GOV would sell, for cash consideration, all 24,918,421 of our common shares owned by GOV, or the Secondary Sale, which sale was completed on October 9, 2018 as further described below, and further that, subject to the satisfaction of certain conditions, we will declare and, at least one business day prior to the closing date of the Merger, pay a pro rata distribution to our shareholders of all 45,000,000 ILPT common shares that we own, or the ILPT Distribution. The Merger and the other transactions contemplated by the Merger Agreement, including the Secondary Sale and the ILPT Distribution, are collectively referred to herein as the Transactions.

We expect that immediately after the Merger is effective, Merger Sub will then merge with and into GOV, with GOV as the surviving entity, and GOV will change its name to “Office Properties Income Trust,” following which its ticker symbol on Nasdaq will be changed to “OPI”. We also expect that immediately following that second merger, the combined company will effect a reverse stock split of its common shares pursuant to which every four common shares of the combined company will be converted into one common share of the combined company. The combined company will continue to be managed by The RMR Group LLC, or RMR LLC, pursuant to GOV’s existing business and property management agreements with RMR LLC.

The completion of the Merger is subject to the satisfaction or waiver of various conditions, including, among other things, approval by our shareholders of the Merger and the other transactions contemplated by the Merger Agreement to which we are a party, and by GOV's shareholders of the issuance of GOV common shares in the Merger, or the GOV Share Issuance, the absence of any law or order by any governmental authority prohibiting, making illegal, enjoining or otherwise restricting, preventing or prohibiting the consummation of the Merger and the other transactions, the effectiveness of the registration statement on Form S-4, as amended, or the Form S-4, filed by GOV with the Securities and Exchange Commission, or SEC, to register the GOV common shares to be issued in the Merger and the approval of Nasdaq for the listing of such shares on Nasdaq, subject to official notice of issuance, and, subject to the satisfaction of certain other conditions, the payment of the ILPT Distribution at least one business day before the completion of the Merger. We and GOV expect to consummate the Merger by December 31, 2018. The Merger Agreement provides that either party may terminate the Merger Agreement if the Merger is not consummated by the outside closing date of June 30, 2019.

The Merger Agreement contains certain customary representations, warranties and covenants, including, among others, covenants with respect to the conduct of our and GOV’s respective businesses prior to closing, subject to certain consent rights by GOV and us, respectively, and covenants prohibiting us and GOV from soliciting, providing information or entering into discussions concerning competing proposals (generally defined as proposals for 20% or more of the assets, revenues or earnings or equity of the applicable party), subject to certain exceptions. In addition, because GOV owned our common shares that it sold pursuant to the Secondary Sale as of October 1, 2018, the record date set by our Board of Trustees for shareholders eligible to vote at our special meeting of shareholders to approve the Merger and the other transactions contemplated by the Merger Agreement to which we are a party, or the Record Date, GOV is entitled to vote those shares at that meeting, unless the Record Date is changed. Pursuant to the Merger Agreement, GOV has agreed to vote those shares at that meeting in favor of approval of the Merger and the other transactions contemplated by the Merger Agreement to which we are a party.

The Merger Agreement contains certain termination rights for both us and GOV, including that under specified circumstances, either party is entitled to terminate the Merger Agreement to accept a superior proposal (generally defined as proposals for 75% or more of the assets, revenues or earnings or equity of such party, which proposal such party’s board of trustees (or an authorized committee thereof) has determined in good faith, after consultation with outside financial advisors and outside legal counsel, (1) would, if consummated, result in a transaction that is more favorable to the shareholders of such party from a financial point of view than the Merger and the other Transactions, (2) for which the third party has demonstrated that the financing for such offer is fully committed or is reasonably likely to be obtained and (3) which is reasonably likely to receive all required approvals from any governmental authority and otherwise reasonably likely to be consummated on the terms proposed). Neither we nor GOV is entitled to any termination fee under the Merger Agreement. All fees and expenses incurred in connection with the Merger and the other Transactions will be paid by the party incurring those expenses, except that we and GOV will share equally any filing fees incurred in connection with the filing of the Form S-4 and related joint proxy statement/prospectus and, as explained below, GOV is responsible for all of the costs and expenses incurred in connection with the Secondary Sale, including our and our affiliates’ costs and expenses.

Contemporaneously with the execution of the Merger Agreement, and in connection with the Secondary Sale, we entered into a registration agreement with GOV, or the Registration Agreement, pursuant to which GOV received demand registration rights, subject to certain limitations, with respect to the resale of all 24,918,421 of our common shares which GOV then owned. The Registration Agreement provides that GOV will pay all the costs and expenses incurred in connection with the Secondary Sale, including costs and expenses incurred by us and our affiliates. On October 9, 2018, pursuant to the terms of the Registration Agreement, GOV sold all 24,918,421 of our common shares that GOV then owned in an underwritten public offering at a price of $18.25 per share, raising net proceeds of approximately $434,700 after underwriting discounts and other estimated expenses.

Also contemporaneously with the execution of the Merger Agreement, we and RMR LLC entered into a letter agreement, or the RMR LLC Letter Agreement, pursuant to which, on the terms and subject to the conditions set forth therein, we and RMR LLC agreed that, effective upon consummation of the Merger, we shall have terminated our business and property management agreements with RMR LLC for convenience, and RMR LLC shall have waived its right to receive payment of the termination fee due on account thereof. Following termination of the management agreements in accordance with the RMR LLC Letter Agreement, pro rata base management fees and incentive management fees will continue to be payable under the terms of the management agreements. The RMR LLC Letter Agreement further provides that such termination by us and waiver by RMR LLC shall apply only in respect of the Merger and will not apply in respect of any competing proposal or superior proposal (as those terms are defined in the Merger Agreement) or to any other transaction or arrangement.

The transactions contemplated by the Merger Agreement and the terms thereof were evaluated, negotiated and recommended to each of our and GOV’s board of trustees by a special committee of our and GOV’s board of trustees, respectively, each comprised solely of our and GOV’s disinterested, independent trustees, respectively, and were separately approved and adopted by our and GOV’s independent trustees and by our and GOV’s board of trustees. UBS Securities LLC acted as financial advisor to the special committee of our board of trustees, and Citigroup Global Markets Inc. acted as financial advisor to the special committee of GOV’s board of trustees.

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

Note 3. Real Estate Properties

As of September 30, 2018, we owned 368 buildings, leasable land parcels and easements with approximately 45,754,000 rentable square feet.

Acquisitions:

During the nine months ended September 30, 2018, ILPT acquired three properties with a combined 666,173 rentable square feet for an aggregate purchase price of $93,578, including acquisition related costs of $1,253. These acquisitions were accounted for as acquisitions of assets and these properties are included in our ILPT segment. We allocated the purchase prices of these acquisitions based on the estimated fair values of the acquired assets as follows:

			Rentable				Acquired
		Number of	Square	Purchase		Buildings and	Real Estate
Date	Location	Properties	Feet	Price	Land	Improvements	Leases
June 27, 2018	Doral, FL (1)	1	240,283	$43,326	$15,225	$28,101	$—
September 20, 2018	Carlisle, PA	1	205,090	20,451	3,299	15,515	1,637
September 28, 2018	Upper Marlboro, MD	1	220,800	29,801	5,296	21,833	2,672
		3	666,173	$93,578	$23,820	$65,449	$4,309

(1) This property was acquired and simultaneously leased back to the seller.

In October 2018, ILPT acquired a land parcel adjacent to a property it owns located in Ankeny, IA for a purchase price of $450, excluding acquisition related costs. This land parcel will be used for a 194,000 square foot expansion for the existing tenant at such property.

Also in October 2018, ILPT acquired a multi-tenant, net leased property located in Maple Grove, MN with approximately 319,000 rentable square feet for a purchase price of $27,700, excluding acquisition related costs.

Dispositions:

In August 2018, we sold a 100% owned vacant land parcel in Kapolei, HI with 417,610 rentable square feet for $10,300, excluding closing costs, resulting in a net gain of $4,075. This property is included in our SIR segment.

In September 2018, we accepted offers to sell a 100% owned vacant land parcel in Kapolei, HI with 416,956 rentable square feet and a 100% owned vacant office building in Hanover, PA with 502,300 rentable square feet. We recorded a loss on impairment of real estate assets for the property in Hanover, PA of $9,706 in September 2018 to reduce its carrying value from $21,450 to its estimated fair value less costs to sell of $11,744. As of September 30, 2018, both of these properties were classified as held for sale in our condensed consolidated balance sheets and included in continuing operations in our condensed consolidated statements of comprehensive income. Both of these properties are included in our SIR segment.

Tenant Improvements and Leasing Costs:

During the nine months ended September 30, 2018, we committed $1,533 for expenditures related to tenant improvements and leasing costs for approximately 967,000 square feet of leases executed during the period. Committed but unspent tenant related obligations based on existing leases as of September 30, 2018 were $23,814.

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

As of September 30, 2018, we had two operating segments: properties 100% owned by SIR (primarily net leased office properties) and properties owned by ILPT (primarily industrial and logistics properties). We have restated the 2017 segment tables below to present our segment information retrospectively.

	For the Three Months Ended September 30, 2018
	SIR	ILPT	Corporate	Consolidated
REVENUES:
Rental income	$67,052	$34,781	$—	$101,833
Tenant reimbursements and other income	14,398	5,650	—	20,048
Total revenues	81,450	40,431	—	121,881

EXPENSES:
Real estate taxes	7,576	4,942	—	12,518
Other operating expenses	11,533	3,281	—	14,814
Depreciation and amortization	28,219	7,152	—	35,371
Acquisition and transaction related costs	—	—	3,796	3,796
General and administrative	—	—	15,331	15,331
Loss on impairment of real estate assets	9,706	—	—	9,706
Total expenses	57,034	15,375	19,127	91,536

Operating income	24,416	25,056	(19,127)	30,345

Dividend income	—	—	397	397
Unrealized gain on equity securities	—	—	22,771	22,771
Interest income	—	—	133	133
Interest expense	(1,479)	(437)	(21,371)	(23,287)
Income before income tax expense, equity in earnings of an investee and gain on sale of real estate	22,937	24,619	(17,197)	30,359
Income tax expense	—	—	(185)	(185)
Equity in earnings of an investee	—	—	831	831
Income before gain on sale of real estate	22,937	24,619	(16,551)	31,005
Gain on sale of real estate	4,075	—	—	4,075
Net income	27,012	24,619	(16,551)	35,080
Net income allocated to noncontrolling interest	—	—	(5,597)	(5,597)
Net income attributed to SIR	$27,012	$24,619	$(22,148)	$29,483

	At September 30, 2018
	SIR	ILPT	Corporate	Consolidated
Total assets	$3,042,049	$1,489,094	$190,356	$4,721,499

	For the Three Months Ended September 30, 2017
	SIR	ILPT	Corporate	Consolidated
REVENUES:
Rental income	$65,011	$33,624	$—	$98,635
Tenant reimbursements and other income	13,937	5,442	—	19,379
Total revenues	78,948	39,066	—	118,014

EXPENSES:
Real estate taxes	6,910	4,579	—	11,489
Other operating expenses	11,922	2,727	—	14,649
Depreciation and amortization	27,903	6,810	—	34,713
General and administrative	—	—	1,608	1,608
Total expenses	46,735	14,116	1,608	62,459

Operating income	32,213	24,950	(1,608)	55,555

Dividend income	—	—	397	397
Interest income	—	—	19	19
Interest expense	(1,480)	(565)	(22,338)	(24,383)
Income before income tax expense and equity in earnings of an investee	30,733	24,385	(23,530)	31,588
Income tax expense	—	—	(177)	(177)
Equity in earnings of an investee	—	—	31	31
Net income	30,733	24,385	(23,676)	31,442
Net income allocated to noncontrolling interest	—	—	—	—
Net income attributed to SIR	$30,733	$24,385	$(23,676)	$31,442

	At December 31, 2017
	SIR	ILPT	Corporate	Consolidated
Total assets	$3,128,182	$1,405,592	$769,256	$5,303,030

	For the Nine Months Ended September 30, 2018
	SIR	ILPT	Corporate	Consolidated
REVENUES:
Rental income	$194,533	$103,470	$—	$298,003
Tenant reimbursements and other income	43,528	16,986	—	60,514
Total revenues	238,061	120,456	—	358,517

EXPENSES:
Real estate taxes	22,639	14,109	—	36,748
Other operating expenses	34,064	9,650	—	43,714
Depreciation and amortization	84,411	20,915	—	105,326
Acquisition and transaction related costs	—	—	3,796	3,796
General and administrative	—	—	47,353	47,353
Write-off of straight line rents receivable, net	10,626	—	—	10,626
Loss on impairment of real estate assets	9,706	—	—	9,706
Total expenses	161,446	44,674	51,149	257,269

Operating income	76,615	75,782	(51,149)	101,248

Dividend income	—	—	1,190	1,190
Unrealized gain on equity securities	—	—	53,159	53,159
Interest income	—	—	753	753
Interest expense	(4,393)	(1,251)	(63,802)	(69,446)
Loss on early extinguishment of debt	—	—	(1,192)	(1,192)
Income before income tax expense, equity in earnings of an investee and gain on sale of real estate	72,222	74,531	(61,041)	85,712
Income tax expense	—	—	(446)	(446)
Equity in earnings of an investee	—	—	882	882
Income before gain on sale of real estate	72,222	74,531	(60,605)	86,148
Gain on sale of real estate	4,075	—	—	4,075
Net income	76,297	74,531	(60,605)	90,223
Net income allocated to noncontrolling interest	—	—	(15,841)	(15,841)
Net income attributed to SIR	$76,297	$74,531	$(76,446)	$74,382

	For the Nine Months Ended September 30, 2017
	SIR	ILPT	Corporate	Consolidated
REVENUES:
Rental income	$192,099	$100,921	$—	$293,020
Tenant reimbursements and other income	40,968	16,190	—	57,158
Total revenues	233,067	117,111	—	350,178

EXPENSES:
Real estate taxes	19,911	13,257	—	33,168
Other operating expenses	32,879	8,160	—	41,039
Depreciation and amortization	82,294	20,476	—	102,770
General and administrative	—	—	24,697	24,697
Write-off of straight line rents receivable, net	12,517	—	—	12,517
Loss on asset impairment	4,047	—	—	4,047
Loss on impairment of real estate assets	229	—	—	229
Total expenses	151,877	41,893	24,697	218,467

Operating income	81,190	75,218	(24,697)	131,711

Dividend income	—	—	1,190	1,190
Interest income	—	—	39	39
Interest expense	(4,845)	(1,680)	(61,753)	(68,278)
Income before income tax expense and equity in earnings of an investee	76,345	73,538	(85,221)	64,662
Income tax expense	—	—	(364)	(364)
Equity in earnings of an investee	—	—	533	533
Net income	76,345	73,538	(85,052)	64,831
Net income allocated to noncontrolling interest	—	—	—	—
Net income attributed to SIR	$76,345	$73,538	$(85,052)	$64,831

Note 6. Derivatives and Hedging Activities

We are exposed to certain risks relating to our ongoing business operations, including the effect of changes in interest rates. We use derivative instruments to manage only a part of our interest rate risk. We have an interest rate swap agreement to manage our interest rate risk exposure on a $40,946 mortgage note due 2020, with interest payable at a rate equal to LIBOR plus a premium.

We record all derivatives on our balance sheet at fair value. The following table summarizes the terms of our outstanding interest rate swap agreement, which we designate as a cash flow hedge:

Fair Value
		Notional				of Asset
		Amount as of	Interest	Effective	Maturity	as of
	Balance Sheet Location	September 30, 2018	Rate (1)	Date	Date	September 30, 2018
Interest rate swap	Other assets	$40,946	4.16%	1/29/2015	8/3/2020	$458

(1)	The interest rate consists of the underlying index swapped to a fixed rate rather than floating rate LIBOR, plus a premium.

The table below presents the effects of our interest rate derivative on our condensed consolidated statements of comprehensive income for the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Amount of gain (loss) recognized in cumulative other comprehensive income (effective portion)	$71	$2	$482	$(85)
Amount of gain (loss) reclassified from cumulative other comprehensive income into interest expense (effective portion)	$(68)	$25	$(120)	$146

We may enter into additional interest rate swaps or hedge agreements to manage some of our interest rate risk associated with other floating rate borrowings.

Note 7. Indebtedness

Our principal debt obligations at September 30, 2018 were: (1) $108,000 of outstanding borrowings under our $750,000 unsecured revolving credit facility; (2) $380,000 of outstanding borrowings under ILPT's $750,000 unsecured revolving credit facility; (3) an aggregate outstanding principal amount of $1,450,000 of public issuances of senior unsecured notes; and (4) an aggregate outstanding principal amount of $210,696 of mortgage notes.

Our $750,000 revolving credit facility is governed by a credit agreement with a syndicate of institutional lenders. This credit agreement includes a feature under which the maximum aggregate borrowing availability under our revolving credit facility may be increased to up to $1,850,000 in certain circumstances.

Our $750,000 revolving credit facility has a maturity date of March 29, 2019, interest payable on borrowings of LIBOR plus 125 basis points and a facility fee of 25 basis points per annum, based on the total amount of lending commitments. Both the interest rate premium and the facility fee for our revolving credit facility are subject to adjustment based on changes to our credit ratings. Upon the payment of an extension fee and meeting other conditions, we have the option to extend the maturity date of our revolving credit facility to March 29, 2020. As of September 30, 2018 and December 31, 2017, the interest rate payable on borrowings under our revolving credit facility was 3.34% and 2.53%, respectively. The weighted average interest rate for borrowings under our revolving credit facility was 3.22% and 2.25% for the three months ended September 30, 2018 and 2017, respectively, and 3.04% and 1.95% for the nine months ended September 30, 2018 and 2017, respectively. We can borrow, repay and reborrow funds available under our revolving credit facility until maturity, and no principal repayment is due until maturity. As of September 30, 2018 and October 26, 2018, we had $108,000 and $88,000, respectively, outstanding under our revolving credit facility, and $642,000 and $662,000, respectively, available to borrow under our revolving credit facility.

ILPT has a $750,000 unsecured revolving credit facility that is available for ILPT's general business purposes, including acquisitions. The maturity date of ILPT's revolving credit facility is December 29, 2021. ILPT may borrow, repay and reborrow funds under its revolving credit facility until maturity, and no principal repayment is due until maturity. Interest on borrowings under ILPT's revolving credit facility is calculated at floating rates based on LIBOR plus a premium that varies based on ILPT's leverage ratio. ILPT has the option to extend the maturity date of its revolving credit facility for two, six month periods, subject to payment of extension fees and satisfaction of other conditions. If ILPT later achieves an investment grade credit rating, it will then be able to elect to continue to have the interest premium based on ILPT's leverage ratio or ILPT may instead elect to have the interest premium based on its credit rating, or a ratings election. ILPT is also required to pay a commitment fee on the unused portion of ILPT's revolving credit facility until and if such time as ILPT makes a ratings election, and thereafter ILPT will be required to pay a facility fee in lieu of such commitment fee based on the maximum amount of ILPT's revolving credit facility. The agreement governing ILPT's revolving credit facility, or ILPT's credit agreement, also includes a feature under which the maximum borrowing availability under ILPT's revolving credit facility may be increased to up to $1,500,000 in certain circumstances. In addition, during the first quarter of 2018, ILPT completed the syndication of its revolving credit facility with a group of institutional lenders. As of September 30, 2018 and December 31, 2017, the interest rate payable on borrowings under ILPT's revolving credit facility was 3.50% and 2.89%, respectively. The weighted average interest rate for borrowings under ILPT's revolving credit facility was 3.39% and 3.21% for the three and nine months ended September 30, 2018, respectively. As of September 30, 2018 and October 26, 2018, ILPT had $380,000 and $405,000, respectively, outstanding under its revolving credit facility, and $370,000 and $345,000, respectively, available to borrow under its revolving credit facility.

On January 2, 2018, we redeemed at par plus accrued interest all $350,000 of our 2.85% senior unsecured notes due 2018 and, on January 31, 2018, we repaid our $350,000 term loan in full without penalty. During the nine months ended September 30, 2018, we recognized a loss on early extinguishment of debt aggregating $1,192 from the write-off of unamortized debt issuance costs and discounts related to these repayments.

Our credit agreement, ILPT's credit agreement and our senior unsecured notes indenture and its supplements provide for acceleration of payment of all amounts due thereunder upon the occurrence and continuation of certain events of default, such as, in the case of our credit agreement and ILPT's credit agreement, a change of control of us or ILPT, respectively, which includes RMR LLC ceasing to act as business and property manager for us or ILPT, respectively. Our senior unsecured notes indenture and its supplements, our credit agreement and ILPT's credit agreement also contain a number of covenants, including covenants that restrict our ability to incur debts or to make distributions in certain circumstances, and generally require us to maintain certain financial ratios. We believe we were in compliance with the terms and conditions of the respective covenants under our senior unsecured notes indenture and its supplements and our credit agreement and that ILPT was in compliance with the terms and conditions of the covenants under ILPT's credit agreement at September 30, 2018.

At September 30, 2018, six of our buildings with a net book value of $336,329 were encumbered by mortgages we assumed in connection with our acquisition of those buildings. One of these buildings with a net book value of $65,323 is owned by ILPT. The aggregate principal amount outstanding under these mortgage notes as of September 30, 2018 was $210,696, of which $48,750 was owed by ILPT. These mortgage notes are non-recourse, subject to certain limited exceptions, and do not contain any material financial covenants.

Note 8. Fair Value of Assets and Liabilities

The table below presents certain of our assets measured at fair value at September 30, 2018, categorized by the level of inputs, as defined in the fair value hierarchy under GAAP, used in the valuation of each asset:

		Fair Value at Reporting Date Using
		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
		Identical Assets	Observable Inputs	Inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)
Recurring Fair Value Measurements:
Assets:
Investment in RMR Inc. (1)	$147,258	$147,258	$—	$—
Interest rate swap (2)	458	—	458	—
	$147,716	$147,258	$458	$—
Non-Recurring Fair Value Measurements:
Assets:
Properties held for sale (3)	$11,744	$—	$11,744	$—

(1)
Our 1,586,836 shares of class A common stock of The RMR Group Inc., or RMR Inc., which are included in other assets in our condensed consolidated balance sheets, are reported at fair value which is based on quoted market prices (Level 1 inputs). Our historical cost basis for these shares is $42,686. During the three and nine months ended September 30, 2018, we recorded an unrealized gain of $22,771 and $53,159, respectively, to adjust our investment in RMR Inc. to its fair value.

(2)
As discussed in Note 6, we have an interest rate swap agreement in connection with a $40,946 mortgage note. This interest rate swap agreement is carried at fair value, and is included in other assets in our condensed consolidated balance sheet as of September 30, 2018 and is valued using Level 2 inputs. The fair value of this instrument is determined using interest rate pricing models. Considerable judgment is necessary to develop estimated fair values of financial assets and liabilities. Accordingly, the estimate presented in the table above is not necessarily indicative of the amount we could receive upon extinguishment of the related liability.

(3)
As of September 30, 2018, we recorded a loss on impairment of real estate assets of $9,706 to reduce the carrying value of a property located in Hanover, PA from $21,450 to its estimate fair value less costs to sell of $11,744. We estimated the fair value of this property based on an offer we accepted to sell this property.

In addition to the assets described in the table above, our financial instruments include cash and cash equivalents, restricted cash, rents receivable, our revolving credit facility, ILPT's revolving credit facility, a prior term loan, senior unsecured notes, mortgage notes payable, accounts payable, rents collected in advance, security deposits and amounts due to related persons. At September 30, 2018 and December 31, 2017, the fair value of these financial instruments approximated their carrying values in our condensed consolidated financial statements, due to their short term nature or variable interest rates, except as follows:

	At September 30, 2018		At December 31, 2017
	Carrying	Estimated	Carrying	Estimated
	Value (1)	Fair Value	Value (1)	Fair Value
Senior unsecured notes, due 2018 at 2.85% (2)	$—	$—	$349,896	$349,731
Senior unsecured notes, due 2020 at 3.60%	$398,192	$397,406	$397,214	$404,050
Senior unsecured notes, due 2022 at 4.15%	$296,801	$298,581	$296,143	$304,199
Senior unsecured notes, due 2024 at 4.25%	$343,539	$335,375	$342,797	$347,877
Senior unsecured notes, due 2025 at 4.50%	$392,156	$384,468	$391,375	$403,998
Mortgage notes payable	$210,624	$205,278	$210,785	$209,200

(1)	Includes unamortized debt issuance costs, premiums and discounts.

(2)	On January 2, 2018, we redeemed at par plus accrued interest all of these senior unsecured notes.

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

On September 13, 2018, we granted an aggregate of 58,700 of our common shares to our officers and certain other employees of RMR LLC valued at $20.15 per share, the closing price of our common shares on Nasdaq on that day.

On September 13, 2018, ILPT granted an aggregate of 54,400 of its common shares to ILPT's officers and certain other employees of RMR LLC valued at $23.33 per share, the closing price of its common shares on Nasdaq on that day.

Share Purchases:

On January 1, 2018, we purchased 617 of our common shares valued at $25.13 per common share, the closing price of our common shares on Nasdaq on December 29, 2017, from a former employee of RMR LLC in satisfaction of tax withholding and payment obligations in connection with the vesting of awards of our common shares.

On September 24, 2018, we purchased an aggregate of 12,446 of our common shares, valued at $21.46 per common share, the closing price of our common shares on Nasdaq on that day, from our officers and certain other employees of RMR LLC in satisfaction of tax withholding and payment obligations in connection with the vesting of awards of our common shares.

On September 24, 2018, ILPT purchased an aggregate of 2,369 of its common shares, valued at $22.08 per common share, the closing price of ILPT common shares on Nasdaq on that day, from certain of ILPT's officers and certain other employees of RMR LLC in satisfaction of tax withholding and payment obligations in connection with the vesting of awards of our common shares.
Distributions:

On February 22, 2018, we paid a regular quarterly distribution of $0.51 per common share, or $45,639, to shareholders of record on January 29, 2018. On May 17, 2018, we paid a regular quarterly distribution of $0.51 per common share, or $45,639, to shareholders of record on April 30, 2018. On August 16, 2018, we paid a regular quarterly distribution of $0.51 per common share, or $45,648, to shareholders of record on July 30, 2018. On October 18, 2018, we declared a regular quarterly distribution of $0.51 per common share, or approximately $45,700, to shareholders of record on October 29, 2018. We expect to pay this distribution on or about November 15, 2018.

On May 14, 2018, ILPT paid a prorated distribution of $0.27 per ILPT common share, or $17,551, for the period from January 17, 2018 (the date ILPT completed the ILPT IPO) through March 31, 2018, to ILPT's shareholders of record on April 30, 2018. This distribution was based upon the then expected quarterly distribution by ILPT of $0.33 per ILPT common share ($1.32 per ILPT common share per year). On August 13, 2018, ILPT paid a regular quarterly distribution of $0.33 per common share, or $21,457, to shareholders of record on July 30, 2018. We received an aggregate of $27,000 from these two distributions by ILPT as a result of our ownership of 45,000,000 ILPT common shares. On October 18, 2018, ILPT declared a regular quarterly distribution of $0.33 per common share, or approximately $21,500, to shareholders of record on October 29, 2018. We expect to receive $14,850 from ILPT as a result of our ownership of 45,000,000 ILPT common shares.

Note 10. Cumulative Other Comprehensive Income

The following tables present changes in the amounts we recognized in cumulative other comprehensive income by component for the three and nine months ended September 30, 2018:

	Three Months Ended September 30, 2018
	Unrealized	Equity in
	Gain	Unrealized Gain
	on Derivative	(Loss) of an
	Instruments (1)	an Investee (2)	Total
Balance at June 30, 2018	$1,041	$(354)	$687

Other comprehensive income before reclassifications	71	172	243
Amounts reclassified from cumulative other comprehensive income to net income	(68)	1	(67)
Net current period other comprehensive income	3	173	176
Balance at September 30, 2018	$1,044	$(181)	$863

(1)	Amounts reclassified from cumulative other comprehensive income are included in interest expense in our condensed consolidated statements of comprehensive income.

(2)	Amounts reclassified from cumulative other comprehensive income are included in equity in earnings of an investee in our condensed consolidated statements of comprehensive income.

	Nine Months Ended September 30, 2018
	Unrealized Gain	Unrealized	Equity in
	on Investment	Gain	Unrealized Gain
	in Available for	on Derivative	(Loss) of an
	Sale Securities	Instruments (1)	Investee (2)	Total
Balance at December 31, 2017	$51,413	$682	$570	$52,665
Amounts reclassified from cumulative other comprehensive income to cumulative net income	(51,413)	—	(841)	(52,254)
Subtotal	—	682	(271)	411

Other comprehensive income before reclassifications	—	482	121	603
Amounts reclassified from cumulative other comprehensive income to net income	—	(120)	(31)	(151)
Net current period other comprehensive income	—	362	90	452
Balance at September 30, 2018	$—	$1,044	$(181)	$863

(1)	Amounts reclassified from cumulative other comprehensive income are included in interest expense in our condensed consolidated statements of comprehensive income.

(2)	Amounts reclassified from cumulative other comprehensive income are included in equity in earnings of an investee in our condensed consolidated statements of comprehensive income.

Note 11. Weighted Average Common Shares

The following table provides a reconciliation of the weighted average number of common shares used in the calculation of basic and diluted earnings per share (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Weighted average common shares for basic earnings per share	89,410	89,355	89,395	89,341
Effect of dilutive securities: unvested share awards	27	24	16	23
Weighted average common shares for diluted earnings per share	89,437	89,379	89,411	89,364

Note 12. Business and Property Management Agreements with RMR LLC

Neither we nor ILPT have any employees. The personnel and various services we and ILPT require to operate our respective businesses are provided to us by RMR LLC. We have two agreements with RMR LLC to provide management services to us: (1) a business management agreement, which relates to our business generally; and (2) a property management agreement, which relates to our property level operations. ILPT also has similar agreements with RMR LLC under which RMR LLC provides management services to ILPT comparable to those provided to us. On January 17, 2018, simultaneously with ILPT entering into its agreements with RMR LLC in connection with the ILPT IPO, our agreements with RMR LLC were amended to avoid any payments by us for services rendered by RMR LLC to ILPT subsequent to that time; ILPT pays for those services directly.

Pursuant to our business management agreement with RMR LLC and ILPT's business management agreement with RMR LLC, we recognized net business management fees of $12,573 and $61 for the three months ended September 30, 2018 and 2017, respectively, and $38,934 and $19,944 for the nine months ended September 30, 2018 and 2017, respectively, which amounts for the three and nine months ended September 30, 2018 include $1,923 and $5,229, respectively, of estimated business management fees incurred and payable by ILPT for the three months ended September 30, 2018 and the period beginning on January 17, 2018, the date on which ILPT entered into its business management agreement with RMR LLC, through September 30, 2018. The net business management fees payable to RMR LLC include $6,664 and $21,479 of estimated business management incentive fees for the three and nine months ended September 30, 2018, respectively, payable by us based on our common share total return, as defined, as of September 30, 2018 and do not include any estimated business management incentive fees that may be payable by ILPT under its business management agreement with RMR LLC because, as of September 30, 2018, ILPT had not accrued any business management incentive fees payable by it for 2018. Although we recognized estimated business management incentive fees in accordance with GAAP, the actual amount of business management incentive fees payable by us to RMR LLC for 2018, if any, will be based on our common share total return, as defined, for the three year period ending December 31, 2018, and will be payable in 2019. Similarly, the actual amount of business management incentive fees payable by ILPT to RMR LLC for 2018, if any, will be based on ILPT’s common share total return, as defined, for the period beginning on January 12, 2018, the first day ILPT common shares began trading on Nasdaq, and ending on December 31, 2018, and will be payable in 2019. The net business management fees recognized for the three and nine months ended September 30, 2017 included $(5,478) and $3,288, respectively, of estimated business management incentive fees based on our common share total return, as defined in our business management agreement, as of September 30, 2017; the estimated business management incentive fees recognized for the three months ended September 30, 2017 reflect the reversal of previously accrued estimated business management incentive fees. In January 2018, we paid RMR LLC a business management incentive fee of $25,569 for 2017, which amount included $7,660 of business management incentive fees allocated to ILPT that we paid and which was based on the percentage of ILPT’s base management fees compared to the total base management fees paid by us, for the year ended December 31, 2017. The net business management fees we recognize are included in general and administrative expenses in our condensed consolidated statements of comprehensive income.

Pursuant to our property management agreement with RMR LLC and ILPT’s property management agreement with RMR LLC, we recognized aggregate net property management and construction supervision fees of $3,626 and $3,340 for the three months ended September 30, 2018 and 2017, respectively, and $10,598 and $9,766 for the nine months ended September 30, 2018 and 2017, respectively, which amounts for the three and nine months ended September 30, 2018 include $1,205 and $3,327, respectively, of property management fees incurred and payable by ILPT for the three months ended September 30, 2018 and the period beginning on January 17, 2018, the date on which ILPT entered into its property management agreement with RMR LLC, through September 30, 2018. These amounts are included in other operating expenses or have been capitalized, as appropriate, in our condensed consolidated financial statements.

Pursuant to the RMR LLC Letter Agreement, on the terms and subject to conditions contained therein, we and RMR LLC agreed that, effective upon consummation of the Merger, we shall have terminated our business and property management agreements with RMR LLC for convenience, and RMR LLC shall have waived its right to receive payment of the termination fee due on account thereof. Following termination of the management agreements in accordance with the RMR LLC Letter Agreement, pro rata base management fees and incentive management fees will continue to be payable under the terms of the management agreements. See Note 1 for further information regarding the RMR LLC Letter Agreement and the Merger.

We are generally responsible for all of our operating expenses, including certain expenses incurred by RMR LLC on our behalf. Our property level operating expenses, including certain payroll and related costs incurred by RMR LLC, are generally incorporated into rents charged to our tenants. We reimbursed RMR LLC $2,145 and $2,162 for property management related expenses, including with respect to properties owned by ILPT, for the three months ended September 30, 2018 and 2017, respectively, and $6,460 and $6,105 for the nine months ended September 30, 2018 and 2017, respectively, which amounts for the three and nine months ended September 30, 2018 include $757 and $1,943, respectively, of expenses incurred and paid by ILPT for the three months ended September 30, 2018 and the period beginning on January 17, 2018 through September 30, 2018. These amounts are included in other operating expenses in our condensed consolidated statements of comprehensive income. In addition, we and ILPT are each responsible for our respective share of RMR LLC’s costs for providing our respective internal audit functions. The amounts we recognized as expense for internal audit costs, including amounts allocated to ILPT, were $102 and $67 for the three months ended September 30, 2018 and 2017, respectively, and $346 and $201 for the nine months ended September 30, 2018 and 2017, respectively, which amounts for the three and nine months ended September 30, 2018 include $52 and $173, respectively, of expense recognized and payable by ILPT for the three months ended September 30, 2018 and the period beginning on January 17, 2018 through September 30, 2018. These amounts are included in general and administrative expenses in our condensed consolidated statements of comprehensive income.

Note 13. Related Person Transactions

We have relationships and historical and continuing transactions with RMR LLC, RMR Inc., ILPT, GOV, Affiliates Insurance Company, or AIC, and others related to them, including other companies to which RMR LLC or its subsidiaries provide management services and which have trustees, directors and officers who are also our Trustees or officers.

Our Manager, RMR LLC. We and ILPT each have two agreements with RMR LLC to provide management services to us. See Notes 1 and 12 for further information regarding our and ILPT’s management agreements with RMR LLC.

We have historically granted share awards to our officers and other RMR LLC employees under our equity compensation plans. In September 2018 and 2017, we granted annual awards of 58,700 and 57,850 of our common shares, respectively, to our officers and other employees of RMR LLC. In September 2018 and 2017, we purchased 12,446 and 13,126 of our common shares, respectively, valued at the closing price of our common shares on Nasdaq on the applicable date of purchase, in satisfaction of tax withholding and payment obligations in connection with the vesting of awards of our common shares to our officers and other employees of RMR LLC. We include amounts recognized as expense for share awards to our officers and other RMR LLC employees in general and administrative expenses in our condensed consolidated statements of comprehensive income.

In September 2018, ILPT granted annual awards of 54,400 of its common shares to its officers and other employees of RMR LLC under ILPT’s equity compensation plan. In September 2018, ILPT purchased 2,369 of its common shares, valued at the closing price of its common shares on Nasdaq on the applicable date of purchase, in satisfaction of tax withholding and payment obligations in connection with the vesting of awards of ILPT’s common shares to certain of its officers and other employees of RMR LLC. We include amounts recognized as expense for share awards to ILPT’s officers and other RMR LLC employees in general and administrative expenses in our condensed consolidated statements of comprehensive income.

RMR Inc. RMR LLC is a majority owned subsidiary of RMR Inc. and RMR Inc. is the managing member of RMR LLC. Adam D. Portnoy, one of our Managing Trustees, is the sole trustee, an officer and the controlling shareholder of ABP Trust, which is the controlling shareholder of RMR Inc., a managing director, president and chief executive officer of RMR Inc. and an officer of RMR LLC. David M. Blackman, our other Managing Trustee and our President and Chief Executive Officer, and John C. Popeo, our Chief Financial Officer and Treasurer, also serve as executive officers of RMR LLC. As of September 30, 2018, we owned 1,586,836 shares of class A common stock of RMR Inc. See Note 8 for further information regarding our investment in RMR Inc.

ILPT. We are ILPT’s largest shareholder. As of September 30, 2018, we owned 45,000,000 ILPT common shares, or approximately 69.2% of the outstanding ILPT common shares. ILPT was our wholly owned subsidiary until it completed the ILPT IPO on January 17, 2018. Adam D. Portnoy, one of our Managing Trustees, is also a managing trustee of ILPT. John C. Popeo, our Chief Financial Officer and Treasurer, also serves as the other managing trustee and the president and chief executive officer of ILPT. Mr. Popeo has announced his retirement from his positions with each of us and ILPT, effective November 30, 2018. RMR LLC provides management services to ILPT and us. In connection with the ILPT IPO, ILPT reimbursed us for approximately $7,271 of the costs that we incurred in connection with ILPT’s formation and preparation for the ILPT IPO. Also, in connection with the ILPT IPO, we entered a transaction agreement with ILPT that governs ILPT’s separation from and relationship with us. The transaction agreement provides that, among other things, (1) the current assets and current liabilities of ILPT, as of the time of closing of the ILPT IPO, were settled so that we retain all pre-closing current assets and pre-closing current liabilities and ILPT assumes all post-closing current assets and post-closing current liabilities, (2) ILPT will indemnify us with respect to any of ILPT’s liabilities, and we will indemnify ILPT with respect to any of our liabilities, after giving effect to the settlement between us and ILPT of ILPT’s current assets and current liabilities and (3) we and ILPT will cooperate to enforce the ownership limitations in our and ILPT’s respective declaration of trust as may be appropriate to qualify for and maintain qualification for taxation as a REIT under the IRC, and otherwise to ensure each receives the economics of its assets and liabilities and to file future tax returns, including appropriate allocations of taxable income, expenses and other tax attributes. See Notes 1 and 12 for further information regarding ILPT and the ILPT IPO.

Pursuant to the Merger Agreement, we and GOV agreed that we will declare and, at least one business day prior to the closing date of the Merger, pay a pro rata distribution to our shareholders of all 45,000,000 ILPT common shares we own, subject to the satisfaction or waiver of certain conditions. See Note 1 for further information regarding the Merger Agreement, the Merger and the ILPT Distribution.

GOV. As of September 30, 2018, GOV owned 24,918,421 of our common shares, or approximately 27.8% of our outstanding common shares. As described further in Note 1, on September 14, 2018, we, GOV and Merger Sub entered into the Merger Agreement and, on October 9, 2018, GOV completed the Secondary Sale, pursuant to which GOV sold all 24,918,421 of our common shares which GOV then owned. Adam D. Portnoy, one of our Managing Trustees, also serves as a managing trustee of GOV and our other Managing Trustee and President and Chief Executive Officer also serves as the president and chief executive officer of GOV. RMR LLC provides management services to GOV and us. See Note 1 for further information regarding the Merger Agreement and the Secondary Sale.

AIC. We, ABP Trust, GOV and four other companies to which RMR LLC provides management services currently own AIC in equal amounts. We and the other AIC shareholders participate in a combined property insurance program arranged and reinsured in part by AIC. We paid aggregate annual premiums, including taxes and fees, of approximately $1,666 in connection with the renewal of this insurance program for the policy year ending June 30, 2019. ILPT’s properties are included in this program and ILPT reimburses us for the part of the premium we pay that is allocated to ILPT’s properties. The amount of premiums under this program may be adjusted from time to time as we and ILPT acquire and dispose of properties that are included in this insurance program.

As of September 30, 2018 and December 31, 2017, our investment in AIC had a carrying value of $9,157 and $8,185, respectively. These amounts are included in other assets in our condensed consolidated balance sheets. We recognized income related to our investment in AIC, which is presented as equity in earnings of an investee in our condensed consolidated statements of comprehensive income. Our other comprehensive income includes our proportionate part of unrealized gains (losses) on securities that are owned by AIC related to our investment in AIC.

For further information about these and other such relationships and certain other related person transactions, refer to our 2017 Annual Report.

Note 14. Contingencies

We believe some of our properties may contain asbestos. We believe any asbestos on our properties is contained in accordance with applicable laws and regulations and we have no current plans to remove it. If we removed the asbestos or demolished the affected properties, certain environmental regulations govern the manner in which the asbestos must be handled and removed, and we could incur substantial costs complying with such regulations. Due to the uncertainty of the timing and amount of costs we may incur, we cannot reasonably estimate the fair value and we have not recognized a liability in our financial statements for these costs. Certain of our industrial lands in Hawaii may require environmental remediation, especially if the use of those lands is changed; however, we do not have any present plans to change the use of those lands or to undertake this environmental cleanup. In general, we do not have any insurance to limit losses that we may incur as a result of known or unknown environmental conditions, although some of our tenants may maintain such insurance. As of both September 30, 2018 and December 31, 2017, we had accrued environmental remediation costs of $7,987 and $8,112, respectively, which were included in accounts payable and other liabilities in our condensed consolidated balance sheets, including $7,002, for both periods, related to the ILPT Properties. These accrued environmental remediation costs relate to maintenance of our properties for current uses, and, because of the indeterminable timing of the remediation, these amounts have not been discounted to present value. Although we do not believe that there are environmental conditions at any of our properties that will have a material adverse effect on us, we cannot be sure that such conditions or costs are not present in our properties or that other costs we incur to remediate contamination will not have a material adverse effect on our business or financial condition. Charges for environmental remediation costs, if any, are included in other operating expenses in our condensed consolidated statements of comprehensive income.

In May 2018, one of our tenants defaulted on its lease for a property located in Naperville, IL with approximately 820,000 rentable square feet and an original lease expiration date of March 31, 2029. During the three months ended June 30, 2018, we recorded a non-cash charge of $10,626 to write off straight line rents receivable related to this lease. The lease with the tenant that defaulted was amended effective October 1, 2018. Under the terms of such lease amendment, the tenant paid amounts outstanding under the original lease for the period through September 30, 2018 and made a partial payment for unpaid real estate taxes. In addition, the tenant made a one time payment of $2,000 for deferred capital costs, and its first monthly payment of $250 to offset building expenses that were previously paid directly by the tenant but that are currently paid by us. The tenant assigned its subleases at the property to us and continues to occupy and pay rent on 147,045 square feet and has agreed to do so for 30 months from the date of the amendment.

On June 29, 2016, we received an assessment from the State of Washington for real estate excise tax, interest and penalties of $2,837 on certain properties we acquired in connection with our acquisition of Cole Corporate Income Trust, Inc. in January 2015. We believe we are not liable for this tax and are disputing the assessment. As of September 30, 2018, we have not recorded a loss reserve related to this matter.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following information should be read in conjunction with our condensed consolidated financial statements and accompanying notes included in this Quarterly Report on Form 10-Q and with our 2017 Annual Report.

OVERVIEW

We are a REIT organized under Maryland law. As of September 30, 2018, our consolidated portfolio consisted of 368 buildings, leasable land parcels and easements with approximately 45.8 million rentable square feet that were approximately 95.8% leased (based on rentable square feet). As of September 30, 2018, our properties were leased to 328 different tenants, with a weighted average (based on annualized rental revenues) remaining lease term of approximately 8.6 years. We define the term annualized rental revenues as used in this section as the annualized contractual rents, as of September 30, 2018, including straight line rent adjustments and excluding lease value amortization, adjusted for tenant concessions including free rent and amounts reimbursed to tenants, plus estimated recurring expense reimbursements from tenants.

On January 17, 2018, ILPT, our then wholly owned subsidiary, completed the ILPT IPO, in which it issued 20,000,000 of its common shares for net proceeds of $444.3 million, after deducting the underwriting discounts and commissions and expenses. Upon the completion of the ILPT IPO, ILPT owned 266 of our consolidated buildings, leasable land parcels and easements with a combined 28.5 million rentable square feet, consisting of 226 buildings, leasable land parcels and easements with approximately 16.8 million rentable square feet located on the island of Oahu, HI, and 40 industrial buildings with approximately 11.7 million rentable square feet located in 24 other states. Following the ILPT IPO, most of our 100% owned properties are office properties. We are ILPT’s largest shareholder and, as of the date of this report, we own 45,000,000, or approximately 69.2%, of the outstanding ILPT common shares, and ILPT remains one of our consolidated subsidiaries.

References to our properties in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" include our consolidated properties, including the ILPT Properties and three properties acquired by ILPT after the ILPT IPO, unless the context otherwise provides.

As noted earlier in this Quarterly Report on Form 10-Q, we entered into the Merger Agreement with GOV and Merger Sub pursuant to which we have agreed, on the terms and subject to the conditions set forth therein, to consummate the Merger and the other Transactions, including the ILPT Distribution, subject to the satisfaction or waiver of certain conditions. For further information regarding the Merger and the other Transactions, see Notes 1, 12 and 13 to the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Our Investment and Financing Liquidity and Resources” of this Quarterly Report on Form 10-Q.

Property Operations

As of September 30, 2018, 95.8% of our rentable square feet was leased, compared to 96.2% of our rentable square feet as of September 30, 2017. Occupancy data for our properties as of September 30, 2018 and 2017 is as follows (square feet in thousands):

	All Properties		Comparable Properties (1)
	As of September 30,		As of September 30,
	2018	2017	2018	2017
Total buildings, leasable land parcels and easements (2)	368	366	361	361
Total rentable square feet (3)	45,754	45,496	44,440	44,430
Percent leased (4)	95.8%	96.2%	95.7%	97.0%

(1)	Consists of 361 buildings, leasable land parcels and easements that we owned continuously since January 1, 2017.

(2)
Includes 228 buildings, leasable land parcels and easements with approximately 17,360 rentable square feet which are primarily leasable industrial and commercial lands located in Hawaii, 226 of which are owned by ILPT.

(3)	Subject to modest adjustments when space is re-measured or re-configured for new tenants and when land leases are converted to building leases.

(4)
Percent leased includes (i) space being fitted out for occupancy pursuant to existing leases as of September 30, 2018, if any, and (ii) space which is leased but is not occupied or is being offered for sublease by tenants, if any.

The average effective rental rates per square foot leased, as defined below, for our properties for the three and nine months ended September 30, 2018 and 2017 are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Average effective rental rates per square foot leased: (1)
All properties	$11.20	$10.82	$11.03	$10.76
Comparable properties (2)	$11.19	$10.79	$10.88	$10.68

(1)	Average effective rental rates per square foot leased represent annualized total revenues during the period specified divided by the average rentable square feet leased during the period specified.

(2)
Comparable properties for the three months ended September 30, 2018 and 2017 consist of 363 buildings, leasable land parcels and easements that we owned continuously since July 1, 2017. Comparable properties for the nine months ended September 30, 2018 and 2017 consist of 361 buildings, leasable land parcels and easements that we owned continuously since January 1, 2017.

During the three months ended September 30, 2018, we entered lease renewals and new leases for approximately 396,000 square feet at weighted average (by square feet) rental rates that were approximately 21.3% higher than prior rental rates for the same space. The weighted average (by square feet) lease term for new and renewal leases entered during the three months ended September 30, 2018 was 11.0 years. Commitments for tenant improvements, leasing costs and concessions for leases entered during the three months ended September 30, 2018 totaled approximately $589,000, or approximately $0.13 per square foot per year of the weighted average lease term.

Revenues from our Hawaii lands, most of which are owned by ILPT, represented approximately 18.5% of our total revenue for the nine months ended September 30, 2018. These revenues have generally increased under our ownership as rents under the leases for those properties have been reset or renewed. Because of the increased rents and the strong demand to lease our Hawaii lands in the past and our expectations regarding economic conditions where our Hawaii lands are located, we believe that the rents we may receive from our Hawaii lands may increase in the future, although the impact of such future increases is expected to be modest because fewer leases and less rentable square feet are subject to rent resets than during the past few years.

As shown in the table below, approximately 4.9% of our total rented square feet and approximately 3.2% of our total annualized rental revenues as of September 30, 2018, are included in leases scheduled to expire by December 31, 2019. As of September 30, 2018, our lease expirations by year are as follows (square feet and dollars in thousands):

				Cumulative		Percent of
			Percent of	Percent of		Total	Cumulative
			Total	Total	Annualized	Annualized	Percent of Total
		Rented	Rented	Rented	Rental	Rental	Annualized
	Number of	Square Feet	Square Feet	Square Feet	Revenues	Revenues	Rental Revenues
Period/Year	Tenants	Expiring (1)	Expiring (1)	Expiring (1)	Expiring	Expiring	Expiring
10/1/2018 - 12/31/2018	6	457	1.0%	1.0%	$5,477	1.2%	1.2%
2019	20	1,726	3.9%	4.9%	9,406	2.0%	3.2%
2020	21	1,049	2.4%	7.3%	11,800	2.5%	5.7%
2021	33	1,786	4.1%	11.4%	22,012	4.6%	10.3%
2022	71	3,806	8.7%	20.1%	48,624	10.2%	20.5%
2023	36	3,358	7.7%	27.8%	45,613	9.6%	30.1%
2024	25	7,004	16.0%	43.8%	70,957	14.9%	45.0%
2025	19	2,167	4.9%	48.7%	29,194	6.1%	51.1%
2026	9	1,773	4.0%	52.7%	27,368	5.7%	56.8%
2027	20	6,150	14.0%	66.7%	51,242	10.8%	67.6%
Thereafter	99	14,569	33.3%	100.0%	154,523	32.4%	100.0%
Total	359	43,845	100.0%		$476,216	100.0%

Weighted average remaining lease term (in years):		9.2			8.6

(1)
Rented square feet is pursuant to existing leases as of September 30, 2018, and includes (i) space being fitted out for occupancy, if any, and (ii) space which is leased but is not occupied or is being offered for sublease by tenants, if any.

Most of our Hawaii lands are leased for rents that are periodically reset based on then current fair market values, generally every ten years. The following chart shows the annualized rental revenues as of September 30, 2018 scheduled to reset at our Hawaii lands:

Scheduled Rent Resets at Hawaii Lands (1)
(dollars in thousands)

Annualized
Rental Revenues
As of September 30, 2018
Scheduled to Reset
10/1/2018 - 12/31/2018	$—
2019	7,012
2020	2,527
2021 and thereafter	20,001
Total	$29,540

(1)	Includes rent resets that have not yet been reset but does not include any agreed upon rent resets that are effective after September 30, 2018.

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

In May 2018, one of our tenants defaulted on its lease for a property located in Naperville, IL with approximately 820,000 rentable square feet and an original lease expiration date of March 31, 2029. During the three months ended June 30, 2018, we recorded a non-cash charge of $10.6 million to write off straight line rents receivable related to this lease. The lease with the tenant that defaulted was amended effective October 1, 2018. Under the terms of such lease amendment, the tenant paid amounts outstanding under its original lease for the period through September 30, 2018 and made a partial payment for unpaid real estate taxes. In addition, the tenant made a one time payment of $2.0 million for deferred capital costs, and its first monthly payment of $250,000 to offset building expenses that were previously paid directly by the tenant but that are currently paid by us. The tenant assigned its subleases at the property to us and continues to occupy and pay rent on 147,045 square feet and has agreed to do so for 30 months from the date of the amendment.

We generally receive rents from our tenants monthly in advance. As of September 30, 2018, tenants representing 1% or more of our total annualized rental revenues were as follows (square feet in thousands):

					% of
			Rented	% of Total	Annualized Rental
Tenant		Property Type	Sq. Ft. (1)	Rented Sq. Ft. (1)	Revenues (2)
1	Shook, Hardy & Bacon L.L.P.	Office	596	1.4%	3.8%
2	Amazon.com, Inc.	Industrial	3,048	7.0%	3.3%
3	Bank of America, National Association	Office	593	1.4%	3.1%
4	Noble Energy, Inc.	Office	497	1.1%	3.0%
5	Andeavor	Office	618	1.4%	2.9%
6	F5 Networks, Inc.	Office	299	0.7%	2.9%
7	WestRock Company	Office	311	0.7%	2.6%
8	Northrop Grumman Innovation Systems, Inc	Office	337	0.8%	2.2%
9	Tyson Foods, Inc.	Office	248	0.6%	2.1%
10	Technicolor SA	Industrial	1,371	3.1%	2.1%
11	Micro Focus Software Inc.	Office	406	0.9%	1.7%
12	FedEx Corporation	Office; Industrial	769	1.8%	1.6%
13	Arris International plc	Office	228	0.5%	1.6%
14	PNC Bank, National Association	Office	441	1.0%	1.4%
15	ServiceNow, Inc.	Office	149	0.3%	1.3%
16	Allstate Insurance Company	Office	458	1.0%	1.3%
17	Church & Dwight Co., Inc.	Office	250	0.6%	1.2%
18	Restoration Hardware, Inc.	Industrial	1,195	2.7%	1.2%
19	Compass Group USA, Inc.	Office	267	0.6%	1.2%
20	Tailored Brands, Inc.	Office	206	0.5%	1.2%
21	Automatic Data Processing, Inc.	Office	289	0.7%	1.2%
22	Blackstone Group LLP	Office	348	0.8%	1.1%
23	Primerica Life Insurance Company	Office	344	0.8%	1.1%
24	American Tire Distributors, Inc. (3)	Industrial	722	1.6%	1.1%
25	United Launch Alliance, LLC	Office	168	0.4%	1.0%
	Total		14,158	32.4%	47.2%

(1)
Rented square feet is pursuant to existing leases as of September 30, 2018, and includes (i) space being fitted out for occupancy, if any, and (ii) space which is leased but is not occupied or is being offered for sublease by tenants, if any.

(2)
In May 2018, one of our tenants defaulted on its lease for a property located in Naperville, IL. This table includes annualized rental revenues from the related subtenants, and reduced annualized rental revenues from the tenant that defaulted. See Note 14 to the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information about this tenant and its default.

(3)
On October 4, 2018, American Tire Distributors, Inc., which occupies five of ILPT's properties with a total of approximately 722 rentable square feet, filed for Chapter 11 bankruptcy. Although the tenant has paid its rental obligations through October 2018, the tenant may not pay future rents, may reject one or more of its leases and/or may seek to renegotiate its obligations.

Investment Activities (dollars in thousands)

During the nine months ended September 30, 2018, ILPT acquired three properties with 666,173 combined rentable square feet for an aggregate purchase price of $92,325, excluding acquisition related costs of $1,253. These properties are included in our ILPT segment.

In October 2018, ILPT acquired a land parcel adjacent to its property located in Ankeny, IA for a purchase price of $450, excluding acquisition related costs. This land parcel will be used for a 194,000 square foot expansion for the existing tenant at such property.

Also in October 2018, ILPT acquired a multi-tenant, net leased property located in Maple Grove, MN with approximately 319,000 rentable square feet for a purchase price of $27,700, excluding acquisition related costs.

In August 2018, we sold a 100% owned vacant land parcel in Kapolei, HI with 417,610 rentable square feet for $10,300, excluding closing costs. This property is included in our SIR segment.

Subject to certain operating covenants in the Merger Agreement regarding our ability to make acquisitions and dispositions prior to the consummation of the Merger, our strategy related to property acquisitions and dispositions is materially unchanged from that disclosed in our 2017 Annual Report. We currently intend to expand our investments by acquiring additional single tenant, net leased properties throughout the United States and we expect to use the extensive nationwide resources of our manager, RMR LLC, to locate and acquire such properties. Until the consummation of the Merger, we expect that most of our future 100% owned acquisitions will be office properties, and most of ILPT's future acquisitions will be industrial and logistics properties; however, we may consider acquiring other types of properties, including properties which are net leased to single tenants for retail uses and special purpose properties specifically suited to particular tenants’ requirements. Whenever we acquire properties, our principal goal will be to purchase properties that produce rents, less property operating expenses, that are greater than our capital costs for the properties and, accordingly, allow us to increase distributions to our shareholders over time. Another goal will be to further diversify our sources of rents and thus improve the security of our revenues. Our plans for particular properties and other strategic considerations may cause us to change our acquisition and disposition strategies, and we may do so at any time and without a vote of, or notice to, our shareholders.

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

CONSOLIDATED RESULTS OF OPERATIONS

Three Months Ended September 30, 2018, Compared to Three Months Ended September 30, 2017 (dollars and share amounts in thousands, except per share data)

	Comparable Properties Results (1)				Acquired Properties Results (2)			Consolidated Results
	Three Months Ended September 30,				Three Months Ended September 30,			Three Months Ended September 30,
			$	%			$			$	%
	2018	2017	Change	Change	2018	2017	Change	2018	2017	Change	Change
Revenues:
Rental income	$100,171	$97,752	$2,419	2.5%	$1,662	$883	$779	$101,833	$98,635	$3,198	3.2%
Tenant reimbursements and other income	20,031	19,354	677	3.5%	17	25	(8)	20,048	19,379	669	3.5%
Total revenues	120,202	117,106	3,096	2.6%	1,679	908	771	121,881	118,014	3,867	3.3%

Operating expenses:
Real estate taxes	12,487	11,458	1,029	9.0%	31	31	—	12,518	11,489	1,029	9.0%
Other operating expenses	14,707	14,539	168	1.2%	107	110	(3)	14,814	14,649	165	1.1%
Total operating expenses	27,194	25,997	1,197	4.6%	138	141	(3)	27,332	26,138	1,194	4.6%

Net operating income (3)	$93,008	$91,109	$1,899	2.1%	$1,541	$767	$774	94,549	91,876	2,673	2.9%

Other expenses:
Depreciation and amortization								35,371	34,713	658	1.9%
Acquisition and transaction related costs								3,796	—	3,796	N/M
General and administrative								15,331	1,608	13,723	853.4%
Loss on impairment of real estate assets								9,706	—	9,706	N/M
Total other expenses								64,204	36,321	27,883	76.8%
Operating income								30,345	55,555	(25,210)	(45.4)%
Dividend income								397	397	—	—%
Unrealized gain on equity securities								22,771	—	22,771	N/M
Interest income								133	19	114	600.0%
Interest expense								(23,287)	(24,383)	1,096	(4.5)%
Income before income tax expense, equity in earnings of an investee and gain on sale of real estate								30,359	31,588	(1,229)	(3.9)%
Income tax expense								(185)	(177)	(8)	4.5%
Equity in earnings of an investee								831	31	800	2,580.6%
Income before gain on sale of real estate								31,005	31,442	(437)	(1.4)%
Gain on sale of real estate								4,075	—	4,075	N/M
Net income								35,080	31,442	3,638	11.6%
Net income allocated to noncontrolling interest								(5,597)	—	(5,597)	N/M
Net income attributed to SIR								$29,483	$31,442	$(1,959)	(6.2)%

Weighted average common shares outstanding - basic								89,410	89,355	55	0.1%
Weighted average common shares outstanding - diluted								89,437	89,379	58	0.1%

Net income attributed to SIR per common share - basic and diluted								$0.33	$0.35	$(0.02)	(5.7)%

Reconciliation of Net Income to Net Operating Income (3):
Net income								$35,080	$31,442
Gain on sale of real estate								(4,075)	—
Income before gain on sale of real estate								31,005	31,442
Equity in earnings of an investee								(831)	(31)
Income tax expense								185	177
Income before income tax expense, equity in earnings of an investee and gain on sale of real estate								30,359	31,588
Interest expense								23,287	24,383
Interest income								(133)	(19)
Unrealized gain on equity securities								(22,771)	—
Dividend income								(397)	(397)
Operating income								30,345	55,555

Loss on impairment of real estate assets								9,706	—
General and administrative								15,331	1,608
Acquisition and transaction related costs								3,796	—
Depreciation and amortization								35,371	34,713
Net operating income								$94,549	$91,876

	2018	2017
Reconciliation of Net Income Attributed to SIR to Funds From Operations Attributed to SIR and Normalized Funds From Operations Attributed to SIR (4):
Net income attributed to SIR	$29,483	$31,442
Plus: depreciation and amortization	35,371	34,713
Plus: loss on impairment of real estate assets	9,706	—
Plus: net income allocated to noncontrolling interest	5,597	—
Less: FFO allocated to noncontrolling interest	(7,803)	—
Less: gain on sale of real estate	(4,075)	—
FFO attributed to SIR	68,279	66,155
Plus: acquisition and transaction related costs	3,796	—
Plus: estimated business management incentive fees (5)	6,664	(5,478)
Less: unrealized gain on equity securities	(22,771)	—
Normalized FFO attributed to SIR	$55,968	$60,677

FFO attributed to SIR per common share - basic and diluted	$0.76	$0.74
Normalized FFO attributed to SIR per common share - basic and diluted	$0.63	$0.68

(1)	Consists of 363 buildings, leasable land parcels and easements that we owned continuously since July 1, 2017.

(2)	Consists of five buildings that we acquired during the period from July 1, 2017 to September 30, 2018.

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

(4)
We calculate funds from operations, or FFO, attributed to SIR and normalized funds from operations, or Normalized FFO, attributed to SIR as shown above. FFO attributed to SIR is calculated on the basis defined by The National Association of Real Estate Investment Trusts, or Nareit, which is net income, calculated in accordance with GAAP, plus real estate depreciation and amortization, loss on impairment of real estate assets and the difference between net income and FFO allocated to noncontrolling interest, but excluding gain on sale of real estate, as well as certain other adjustments currently not applicable to us. Our calculation of Normalized FFO attributed to SIR differs from Nareit's definition of FFO because we include business management incentive fees, if any, only in the fourth quarter versus the quarter when they are recognized as expense in accordance with GAAP due to their quarterly volatility not necessarily being indicative of our core operating performance and the uncertainty as to whether any such business management incentive fees will be payable when all contingencies for determining such fees are known at the end of the calendar year and we exclude acquisition and transaction related costs expensed under GAAP, loss on asset impairment, loss on early extinguishment of debt, unrealized gain on equity securities and Normalized FFO, net of FFO, from noncontrolling interest, if any. We consider FFO attributed to SIR and Normalized FFO attributed to SIR to be appropriate supplemental measures of operating performance for a REIT, along with net income, net income attributed to a REIT and operating income. We believe that FFO attributed to SIR and Normalized FFO attributed to SIR provide useful information to investors because by excluding the effects of certain historical amounts, such as depreciation expense, FFO attributed to SIR and Normalized FFO attributed to SIR may facilitate a comparison of our operating performance between periods and with other REITs. FFO attributed to SIR and Normalized FFO attributed to SIR are among the factors considered by our Board of Trustees when determining the amount of distributions to our shareholders. Other factors include, but are not limited to, requirements to maintain our qualification for taxation as a REIT, limitations in our credit agreement and public debt covenants, the availability to us of debt and equity capital, our expectation of our future capital requirements and operating performance, our receipt of distributions from ILPT and our expected needs for and availability of cash to pay our obligations. FFO attributed to SIR and Normalized FFO attributed to SIR do not represent cash generated by operating activities in accordance with GAAP and should not be considered alternatives to net income, net income attributed to SIR or operating income as indicators of our operating performance or as measures of our liquidity. These measures should be considered in conjunction with net income, net income attributed to SIR and operating income as presented in our condensed consolidated statements of comprehensive income. Other real estate companies and REITs may calculate FFO and Normalized FFO differently than we do.

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

References to changes in the income and expense categories below relate to the comparison of results for the three months ended September 30, 2018, compared to the three months ended September 30, 2017. Our acquisition activity reflects our acquisition of five buildings subsequent to July 1, 2017.

Rental income. The increase in rental income primarily reflects an increase in rental income at one of our comparable properties primarily due to the reversal of prior period rent reserves related to a tenant default in May 2018 and increases from leasing activity and rent resets at certain other comparable properties, and our acquisition activity. Rental income includes non-cash straight line rent adjustments totaling approximately $3,505 for the 2018 period and approximately $5,581 for the 2017 period, and net amortization of acquired real estate leases and assumed real estate lease obligations totaling approximately $556 for the 2018 period and approximately $547 for the 2017 period.

Tenant reimbursements and other income. The increase in tenant reimbursements and other income primarily reflects increases in real estate tax reimbursements.

Real estate taxes. The increase in real estate taxes primarily reflects tax valuation and tax rate increases and real estate taxes that were previously paid by certain of our tenants at our comparable properties but that are currently paid directly by us during the 2018 period, including amounts related to a tenant default in May 2018.

Other operating expenses. Other operating expenses primarily include property maintenance, environmental remediation, utilities, insurance, bad debt, legal and property management fees, net of amortization of the liability we recorded in connection with our acquisition of RMR Inc. common stock. The increase in other operating expenses primarily reflects an increase in repairs and maintenance costs, utilities, legal fees and bad debt expense.

Depreciation and amortization. The increase in depreciation and amortization primarily reflects our acquisition activity and increased depreciation on capital improvements at certain of our comparable properties.

Acquisition and transaction related costs. Acquisition and transaction related costs for the 2018 period represent transaction costs related to the Merger required to be expensed under GAAP.

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

Loss on impairment of real estate assets. We recorded a loss on impairment of real estate assets of $9,706 in the 2018 period to reduce the carrying value of one property located in Hanover, PA to its estimated fair value less costs to sell.

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

Interest expense. The decrease in interest expense primarily reflects the redemption in January 2018 of $350,000 of our 2.85% senior unsecured notes and the repayment in January 2018 of our $350,000 term loan, partially offset by borrowings under ILPT's revolving credit facility during the 2018 period.

Income tax expense. Income tax expense primarily reflects state income taxes payable in certain jurisdictions.

Equity in earnings of an investee. Equity in earnings of an investee represents our proportionate share of earnings from our investment in AIC.

Gain on sale of real estate. We recorded a gain on sale of real estate of $4,075 during the 2018 period resulting from the sale of a land parcel located in Kapolei, HI in August 2018.

Net income. The increase in net income for the 2018 period compared to the 2017 period reflects the changes noted above.

Net income allocated to noncontrolling interest. Net income allocated to noncontrolling interest represents the noncontrolling portion, or 30.8%, of ILPT's net income since the date ILPT completed the ILPT IPO.

Weighted average common shares outstanding. The increase in weighted average common shares outstanding primarily reflects shares granted to our Trustees in April and May 2018 and to our officers and certain other employees of RMR LLC in September 2018 and 2017.

Net income attributed to SIR per common share - basic and diluted. The decrease in net income attributed to SIR per common share primarily reflects the changes to net income noted above.

SEGMENT RESULTS OF OPERATIONS

In this segment results of operations section, references to SIR refer to SIR and its consolidated subsidiaries, excluding ILPT.

As of September 30, 2018, we had two operating segments; properties 100% owned by SIR (primarily net leased office properties) and properties owned by ILPT (primarily industrial and logistics properties). The following sections analyze and discuss the results of operations of each of our segments for the periods presented. For a reconciliation of segment net income to consolidated net income, see Note 5 to the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q. We have restated 2017 segment information to present our segment information retrospectively.

Properties 100% owned by SIR:

	All Properties		Comparable Properties (1)
	As of September 30,		As of September 30,
	2018	2017	2018	2017
Total buildings and leasable land parcels	99	100	97	97
Total rentable square feet (in thousands) (2)	16,538	16,956	16,263	16,263
Percent leased (3)	89.8%	89.8%	89.6%	92.0%

(1)	Consists of 97 buildings and leasable land parcels that we owned continuously since July 1, 2017.

(2)	Subject to modest adjustments when space is re-measured or re-configured for new tenants and when land leases are converted to building leases.

(3)
Percent leased includes (i) space being fitted out for occupancy pursuant to existing leases as of September 30, 2018, if any, and (ii) space which is leased but is not occupied or is being offered for sublease by tenants, if any.

Three Months Ended September 30, 2018, Compared to Three Months Ended September 30, 2017 (dollars in thousands)

	Comparable Properties Results (1)				Acquired Properties Results (2)			SIR Results
	Three Months Ended September 30,				Three Months Ended September 30,			Three Months Ended September 30,
			$	%			$			$	%
	2018	2017	Change	Change	2018	2017	Change	2018	2017	Change	Change
Revenues:
Rental income	$65,990	$64,128	$1,862	2.9%	$1,062	$883	$179	$67,052	$65,011	$2,041	3.1%
Tenant reimbursements and other income	14,385	13,912	473	3.4%	13	25	(12)	14,398	13,937	461	3.3%
Total revenues	80,375	78,040	2,335	3.0%	1,075	908	167	81,450	78,948	2,502	3.2%

Operating expenses:
Real estate taxes	7,552	6,879	673	9.8%	24	31	(7)	7,576	6,910	666	9.6%
Other operating expenses	11,444	11,812	(368)	(3.1)%	89	110	(21)	11,533	11,922	(389)	(3.3)%
Total operating expenses	18,996	18,691	305	1.6%	113	141	(28)	19,109	18,832	277	1.5%

NOI (3)	$61,379	$59,349	$2,030	3.4%	$962	$767	$195	62,341	60,116	2,225	3.7%

Other expenses:
Depreciation and amortization								28,219	27,903	316	1.1%
Loss on impairment of real estate assets								9,706	—	9,706	N/M
Total other expenses								37,925	27,903	10,022	35.9%
Operating income								24,416	32,213	(7,797)	(24.2)%
Interest expense								(1,479)	(1,480)	1	(0.1)%
Income before gain on sale of real estate								22,937	30,733	(7,796)	(25.4)%
Gain on sale of real estate								4,075	—	4,075	N/M
Net income								$27,012	$30,733	$(3,721)	(12.1)%

Reconciliation of Net Income to NOI (3):
Net income								$27,012	$30,733
Gain on sale of real estate								(4,075)	—
Income before gain on sale of real estate								22,937	30,733
Interest expense								1,479	1,480
Operating income								24,416	32,213
Loss on impairment of real estate assets								9,706	—
Depreciation and amortization								28,219	27,903
NOI								$62,341	$60,116

(1)	Consists of 97 buildings and leasable land parcels that SIR owned continuously since July 1, 2017.

(2)	Consists of two buildings that SIR acquired during the period from July 1, 2017 to September 30, 2018.

(3)	See footnote (3) on page 31 for the definition of NOI.

References to changes in the income and expense categories below relate to the comparison of results for the three months ended September 30, 2018, compared to the three months ended September 30, 2017. Our acquisition activity reflects our acquisition of two buildings subsequent to July 1, 2017.

Rental income. The increase in rental income primarily reflects an increase in rental income from our comparable properties primarily due to the reversal of prior period rent reserves related to a tenant default in May 2018 and our acquisition activity. Rental income includes non-cash straight line rent adjustments totaling approximately $2,377 for the 2018 period and approximately $4,105 for the 2017 period, and net amortization of acquired real estate leases and assumed real estate lease obligations totaling approximately $464 for the 2018 period and approximately $450 for the 2017 period.

Tenant reimbursements and other income. The increase in tenant reimbursements and other income primarily reflects increases in real estate tax expense reimbursements at our comparable properties.

Real estate taxes. The increase in real estate taxes primarily reflects real estate taxes that were previously paid by certain of our tenants at our comparable properties but that are currently paid directly by us during the 2018 period, including amounts related to a tenant default in May 2018.

Other operating expenses. The decrease in other operating expenses primarily reflects decreases in other property related expenses, partially offset by increases in utilities expenses, at our comparable properties.

Depreciation and amortization. The increase in depreciation and amortization primarily reflects our acquisition activity and increased depreciation of capital improvements at certain of our comparable properties.

Loss on impairment of real estate assets. We recorded a loss on impairment of real estate assets of $9,706 in the 2018 period to reduce the carrying value of one property located in Hanover, PA to its estimated fair value less costs to sell.

Interest expense. Interest expense was essentially unchanged in the 2018 period.

Gain on sale of real estate. We recorded a gain on sale of real estate of $4,075 during the 2018 period resulting from the sale of a land parcel located in Kapolei, HI in August 2018.

Net income. The decrease in net income for the 2018 period compared to the 2017 period reflects the changes noted above.

Properties owned by ILPT:

	All Properties		Comparable Properties (1)
	As of September 30,		As of September 30,
	2018	2017	2018	2017
Total buildings, leasable land parcels and easements (2)	269	266	266	266
Total rentable square feet (in thousands) (3)	29,216	28,540	28,550	28,540
Percent leased (4)	99.3%	99.9%	99.2%	99.9%

(1)	Consists of properties that we owned continuously since July 1, 2017 and that we contributed to ILPT in connection with ILPT's formation.

(2)
Includes 226 buildings, leasable land parcels and easements with approximately 16,834 square feet (in thousands) which are primarily leasable industrial and commercial lands located in Hawaii and that we contributed to ILPT.

(3)	Subject to modest adjustments when space is re-measured or re-configured for new tenants and when land leases are converted to building leases.

(4)
Percent leased includes (i) space being fitted out for occupancy pursuant to existing leases as of September 30, 2018, if any, and (ii) space which is leased but is not occupied or is being offered for sublease by tenants, if any.

Three Months Ended September 30, 2018, Compared to Three Months Ended September 30, 2017 (dollars in thousands)

	Comparable Properties Results (1)				Acquired Properties Results (2)			ILPT Results
	Three Months Ended September 30,				Three Months Ended September 30,			Three Months Ended September 30,
			$	%			$			$	%
	2018	2017	Change	Change	2018	2017	Change	2018	2017	Change	Change
Revenues:
Rental income	$34,181	$33,624	$557	1.7%	$600	$—	$600	$34,781	$33,624	$1,157	3.4%
Tenant reimbursements and other income	5,646	5,442	204	3.7%	4	—	4	5,650	5,442	208	3.8%
Total revenues	39,827	39,066	761	1.9%	604	—	604	40,431	39,066	1,365	3.5%

Operating expenses:
Real estate taxes	4,935	4,579	356	7.8%	7	—	7	4,942	4,579	363	7.9%
Other operating expenses	3,263	2,727	536	19.7%	18	—	18	3,281	2,727	554	20.3%
Total operating expenses	8,198	7,306	892	12.2%	25	—	25	8,223	7,306	917	12.6%

NOI (3)	$31,629	$31,760	$(131)	(0.4)%	$579	$—	$579	32,208	31,760	448	1.4%

Other expenses:
Depreciation and amortization								7,152	6,810	342	5.0%
Total other expenses								7,152	6,810	342	5.0%
Operating income								25,056	24,950	106	0.4%
Interest expense								(437)	(565)	128	(22.7)%
Net income								$24,619	$24,385	$234	1.0%

Reconciliation of Net Income to NOI (3):
Net income								$24,619	$24,385
Interest expense								437	565
Operating income								25,056	24,950

Depreciation and amortization								7,152	6,810
NOI								$32,208	$31,760

(1)	Consists of 266 buildings, leasable land parcels and easements that we owned continuously since July 1, 2017 and that we contributed to ILPT in connection with ILPT's formation.

(2)	Consists of three buildings that ILPT acquired during the period from July 1, 2017 to September 30, 2018.

(3)	See footnote (3) on page 31 for the definition of NOI.

References to changes in the income and expense categories below relate to the comparison of results for the three months ended September 30, 2018, compared to the three months ended September 30, 2017. Our acquisition activity reflects ILPT's acquisition of three buildings during the period from July 1, 2017 to September 30, 2018

Rental income. The increase in rental income was primarily a result of our acquisition activity and increases from leasing activity and rent resets at certain of our comparable properties. Rental income includes non-cash straight line rent adjustments totaling approximately $1,128 for the 2018 period and approximately $1,476 for the 2017 period, and net amortization of acquired real estate leases and assumed real estate lease obligations totaling approximately $92 for the 2018 period and approximately $97 for the 2017 period.

Tenant reimbursements and other income. The increase in tenant reimbursements and other income primarily reflects increases in real estate tax expense reimbursements from tenants at certain of our comparable properties.

Real estate taxes. The increase in real estate taxes primarily reflects tax valuation and tax rate increases at certain of our comparable properties.

Other operating expenses. The increase in other operating expenses is primarily due to increases in bad debt expense, repairs and maintenance expenses and legal fees at certain of our comparable properties.

Depreciation and amortization. The increase in depreciation and amortization primarily reflects our acquisition activity and increased depreciation of capital improvements and leasing costs at certain of our comparable properties.

Interest expense. The decrease in interest expense primarily reflects the prepayment of certain mortgage notes in December 2017.

Net income. The increase in net income for the 2018 period compared to the 2017 period reflects the changes noted above.

CONSOLIDATED RESULTS OF OPERATIONS

Nine Months Ended September 30, 2018, Compared to Nine Months Ended September 30, 2017 (dollars and share amounts in thousands, except per share data)

	Comparable Properties Results (1)				Acquired Properties Results (2)			Consolidated Results
	Nine Months Ended September 30,				Nine Months Ended September 30,			Nine Months Ended September 30,
			$	%			$			$	%
	2018	2017	Change	Change	2018	2017	Change	2018	2017	Change	Change
Revenues:
Rental income	$288,497	$289,002	$(505)	(0.2)%	$9,506	$4,018	$5,488	$298,003	$293,020	$4,983	1.7%
Tenant reimbursements and other income	59,222	56,466	2,756	4.9%	1,292	692	600	60,514	57,158	3,356	5.9%
Total revenues	347,719	345,468	2,251	0.7%	10,798	4,710	6,088	358,517	350,178	8,339	2.4%

Operating expenses:
Real estate taxes	35,772	32,624	3,148	9.6%	976	544	432	36,748	33,168	3,580	10.8%
Other operating expenses	41,516	40,099	1,417	3.5%	2,198	940	1,258	43,714	41,039	2,675	6.5%
Total operating expenses	77,288	72,723	4,565	6.3%	3,174	1,484	1,690	80,462	74,207	6,255	8.4%

NOI (3)	$270,431	$272,745	$(2,314)	(0.8)%	$7,624	$3,226	$4,398	278,055	275,971	2,084	0.8%

Other expenses:
Depreciation and amortization								105,326	102,770	2,556	2.5%
Acquisition and transaction related costs								3,796	—	3,796	N/M
General and administrative								47,353	24,697	22,656	91.7%
Write-off of straight line rents receivable, net								10,626	12,517	(1,891)	(15.1)%
Loss on asset impairment								—	4,047	(4,047)	N/M
Loss on impairment of real estate assets								9,706	229	9,477	4,138.4%
Total other expenses								176,807	144,260	32,547	22.6%
Operating income								101,248	131,711	(30,463)	(23.1)%
Dividend income								1,190	1,190	—	—%
Unrealized gain on equity securities								53,159	—	53,159	N/M
Interest income								753	39	714	1,830.8%
Interest expense								(69,446)	(68,278)	(1,168)	1.7%
Loss on early extinguishment of debt								(1,192)	—	(1,192)	N/M
Income before income tax expense, equity in earnings of an investee and gain on sale of real estate								85,712	64,662	21,050	32.6%
Income tax expense								(446)	(364)	(82)	22.5%
Equity in earnings of an investee								882	533	349	65.5%
Income before gain on sale of real estate								86,148	64,831	21,317	32.9%
Gain on sale of real estate								4,075	—	4,075	N/M
Net income								90,223	64,831	25,392	39.2%
Net income allocated to noncontrolling interest								(15,841)	—	(15,841)	N/M
Net income attributed to SIR								$74,382	$64,831	$9,551	14.7%

Weighted average common shares outstanding - basic								89,395	89,341	54	0.1%
Weighted average common shares outstanding - diluted								89,411	89,364	47	0.1%

Net income attributed to SIR per common share - basic and diluted								$0.83	$0.73	$0.10	13.7%

Reconciliation of Net Income to NOI (3):
Net income								$90,223	$64,831
Gain on sale of real estate								(4,075)	—
Income before gain on sale of real estate								86,148	64,831
Equity in earnings of an investee								(882)	(533)
Income tax expense								446	364
Income before income tax expense, equity in earnings of an investee and gain on sale of real estate								85,712	64,662
Loss on early extinguishment of debt								1,192	—
Interest expense								69,446	68,278
Interest income								(753)	(39)
Unrealized gain on equity securities								(53,159)	—
Dividend income								(1,190)	(1,190)
Operating income								101,248	131,711
Loss on impairment of real estate assets								9,706	229
Loss on asset impairment								—	4,047
Write-off of straight line rents receivable, net								10,626	12,517
General and administrative								47,353	24,697
Acquisition and transaction related costs								3,796	—
Depreciation and amortization								105,326	102,770
NOI								$278,055	$275,971

	2018	2017
Reconciliation of Net Income Attributed to SIR to FFO Attributed to SIR and Normalized FFO Attributed to SIR (4):
Net income attributed to SIR	$74,382	$64,831
Plus: depreciation and amortization	105,326	102,770
Plus: loss on impairment of real estate assets	9,706	229
Plus: net income allocated to noncontrolling interest	15,841	—
Less: FFO allocated to noncontrolling interest	(21,920)	—
Less: gain on sale of real estate	(4,075)	—
FFO attributed to SIR	179,260	167,830
Plus: acquisition and transaction related costs	3,796	—
Plus: estimated business management incentive fees (5)	21,479	3,288
Plus: loss on asset impairment	—	4,047
Plus: loss on early extinguishment of debt	1,192	—
Less: unrealized gain on equity securities	(53,159)	—
Normalized FFO attributed to SIR	$152,568	$175,165

FFO attributed to SIR per common share - basic	$2.01	$1.88
FFO attributed to SIR per common share - diluted	$2.00	$1.88
Normalized FFO attributed to SIR per common share - basic and diluted	$1.71	$1.96

(1)	Consists of 361 buildings, leasable land parcels and easements that we owned continuously since January 1, 2017.

(2)	Consists of seven buildings that we acquired during the period from January 1, 2017 to September 30, 2018.

(3)	See footnote (3) on page 31 for the definition of NOI.

(4)	See footnote (4) on page 31 for the definitions of FFO attributed to SIR and Normalized FFO attributed to SIR.

(5)	See footnote (5) on page 31 for more information on incentive fees under our business management agreements.

References to changes in the income and expense categories below relate to the comparison of results for the nine months ended September 30, 2018, compared to the nine months ended September 30, 2017. Our acquisition activity reflects our acquisition of seven buildings subsequent to January 1, 2017.

Rental income. The increase in rental income primarily reflects our acquisition activity, and increases from leasing activity and rent resets at certain of the comparable ILPT Properties, partially offset by a decline in rental income from our comparable properties, primarily due to a tenant default in May 2018, a tenant bankruptcy in March 2017 and a decline in occupancy during both 2017 and 2018. Rental income includes non-cash straight line rent adjustments totaling approximately $9,994 for the 2018 period and approximately $16,361 for the 2017 period, and net amortization of acquired real estate leases and assumed real estate lease obligations totaling approximately $1,615 for the 2018 period and approximately $1,508 for the 2017 period.

Tenant reimbursements and other income. The increase in tenant reimbursements and other income primarily reflects increases in real estate tax and other operating expense reimbursements at our comparable properties and our acquisition activity.

Real estate taxes. The increase in real estate taxes primarily reflects tax valuation and tax rate increases and real estate taxes that were previously paid by certain of our tenants at our comparable properties but that are currently paid directly by us during the 2018 period, including amounts related to a tenant default in May 2018 and a tenant bankruptcy in March 2017, and our acquisition activity.

Other operating expenses. The increase in other operating expenses primarily reflects increases in bad debt expense, snow removal and repairs and maintenance costs at our comparable properties, and our acquisition activity.

Depreciation and amortization. The increase in depreciation and amortization primarily reflects our acquisition activity and increased depreciation of capital improvements and leasing costs at our comparable properties.

Acquisition and transaction related costs. Acquisition and transaction related costs for the 2018 period represent transaction costs related to the Merger required to be expensed under GAAP.

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

Loss on asset impairment. We recorded a loss on asset impairment of $4,047 for unamortized lease intangibles in the 2017 period related to a tenant bankruptcy in March 2017.

Loss on impairment of real estate assets. We recorded a loss on impairment of real estate assets of $9,706 in the 2018 period to reduce the carrying value of one property located in Hanover, PA to its estimated fair value less costs to sell and a $229 loss on impairment of real estate assets in the 2017 period to reduce the carrying value of one property located in Maynard, MA to its estimated fair value less costs to sell.

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

Interest expense. The increase in interest expense primarily reflects the issuance on May 15, 2017 of $350,000 of 4.250% senior unsecured notes due 2024, borrowings under ILPT's revolving credit facility during the 2018 period and the impact of increased interest rates since January 1, 2017, partially offset by the redemption in January 2018 of $350,000 of our 2.85% senior unsecured notes and the repayment in January 2018 of our $350,000 term loan.

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

Gain on sale of real estate. We recorded a gain on sale of real estate of $4,075 during the 2018 period resulting from the sale of a land parcel located in Kapolei, HI in August 2018.

Net income. The increase in net income for the 2018 period compared to the 2017 period reflects the changes noted above.

Net income allocated to noncontrolling interest. Net income allocated to noncontrolling interest represents the noncontrolling portion, or 30.8%, of ILPT's net income since the date ILPT completed the ILPT IPO.

Weighted average common shares outstanding. The increase in weighted average common shares outstanding primarily reflects shares granted to our Trustees in April and May 2018 and to our officers and certain other employees of RMR LLC in September 2018 and 2017.

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

Properties 100% owned by SIR:

	All Properties		Comparable Properties (1)
	As of September 30,		As of September 30,
	2018	2017	2018	2017
Total buildings and leasable land parcels	99	100	95	95
Total rentable square feet (in thousands) (2)	16,538	16,956	15,890	15,890
Percent leased (3)	89.8%	89.8%	89.3%	91.8%

(1)	Consists of 95 buildings and leasable land parcels that we owned continuously since January 1, 2017.

(2)	Subject to modest adjustments when space is re-measured or re-configured for new tenants and when land leases are converted to building leases.

(3)
Percent leased includes (i) space being fitted out for occupancy pursuant to existing leases as of September 30, 2018, if any, and (ii) space which is leased but is not occupied or is being offered for sublease by tenants, if any.

Nine Months Ended September 30, 2018, Compared to Nine Months Ended September 30, 2017 (dollars in thousands)

	Comparable Properties Results (1)				Acquired Properties Results (2)			SIR Results
	Nine Months Ended September 30,				Nine Months Ended September 30,			Nine Months Ended September 30,
			$	%			$			$	%
	2018	2017	Change	Change	2018	2017	Change	2018	2017	Change	Change
Revenues:
Rental income	$185,652	$188,081	$(2,429)	(1.3)%	$8,881	$4,018	$4,863	$194,533	$192,099	$2,434	1.3%
Tenant reimbursements and other income	42,241	40,276	1,965	4.9%	1,287	692	595	43,528	40,968	2,560	6.2%
Total revenues	227,893	228,357	(464)	(0.2)%	10,168	4,710	5,458	238,061	233,067	4,994	2.1%

Operating expenses:
Real estate taxes	21,671	19,367	2,304	11.9%	968	544	424	22,639	19,911	2,728	13.7%
Other operating expenses	31,885	31,939	(54)	(0.2)%	2,179	940	1,239	34,064	32,879	1,185	3.6%
Total operating expenses	53,556	51,306	2,250	4.4%	3,147	1,484	1,663	56,703	52,790	3,913	7.4%

NOI (3)	$174,337	$177,051	$(2,714)	(1.5)%	$7,021	$3,226	$3,795	181,358	180,277	1,081	0.6%

Other expenses:
Depreciation and amortization								84,411	82,294	2,117	2.6%
Write-off of straight line rents receivable, net								10,626	12,517	(1,891)	(15.1)%
Loss on asset impairment								—	4,047	(4,047)	N/M
Loss on impairment of real estate assets								9,706	229	9,477	4,138.4%
Total other expenses								104,743	99,087	5,656	5.7%
Operating income								76,615	81,190	(4,575)	(5.6)%
Interest expense								(4,393)	(4,845)	452	(9.3)%
Income before gain on sale of real estate								72,222	76,345	(4,123)	(5.4)%
Gain on sale of real estate								4,075	—	4,075	N/M
Net income								$76,297	$76,345	$(48)	(0.1)%

Reconciliation of Net Income to NOI (3):
Net income								$76,297	$76,345
Gain on sale of real estate								(4,075)	—
Income before gain on sale of real estate								72,222	76,345
Interest expense								4,393	4,845
Operating income								76,615	81,190

Loss on impairment of real estate assets								9,706	229
Loss on asset impairment								—	4,047
Write-off of straight line rents receivable, net								10,626	12,517
Depreciation and amortization								84,411	82,294
NOI								$181,358	$180,277

(1)	Consists of 95 buildings and leasable land parcels that SIR owned continuously since January 1, 2017.

(2)	Consists of four buildings that SIR acquired during the period from January 1, 2017 to September 30, 2018.

(3)	See footnote (3) on page 31 for the definition of NOI.

References to changes in the income and expense categories below relate to the comparison of results for the nine months ended September 30, 2018, compared to the nine months ended September 30, 2017. Our acquisition activity reflects our acquisition of four buildings subsequent to January 1, 2017.

Rental income. The increase in rental income primarily reflects our acquisition activity, partially offset by a decline in rental income from our comparable properties, primarily due to a tenant default in May 2018 and a tenant bankruptcy in March 2017 and a decline in occupancy during both 2017 and 2018. Rental income includes non-cash straight line rent adjustments totaling approximately $6,634 for the 2018 period and approximately $11,940 for the 2017 period, and net amortization of acquired real estate leases and assumed real estate lease obligations totaling approximately $1,320 for the 2018 period and approximately $1,219 for the 2017 period.

Tenant reimbursements and other income. The increase in tenant reimbursements and other income primarily reflects increases in real estate tax expense reimbursements at our comparable properties and our acquisition activity.

Real estate taxes. The increase in real estate taxes primarily reflects real estate taxes that were previously paid by certain of our tenants at our comparable properties but that are currently paid directly by us during the 2018 period, including amounts related to a tenant default in May 2018 and a tenant bankruptcy in March 2017, and our acquisition activity.

Other operating expenses. The increase in other operating expenses primarily reflects our acquisition activity.

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

Loss on asset impairment. We recorded a loss on asset impairment of $4,047 for unamortized lease intangibles in the 2017 period related to a tenant bankruptcy in March 2017.

Loss on impairment of real estate assets. We recorded a loss on impairment of real estate assets of $9,706 in the 2018 period to reduce the carrying value of one property located in Hanover, PA to its estimated fair value less costs to sell and a $229 loss on impairment of real estate assets in the 2017 period to reduce the carrying value of one property located in Maynard, MA to its estimated fair value less costs to sell.

Interest expense. The decrease in interest expense primarily reflects the prepayment of certain mortgage notes in December 2017.

Gain on sale of real estate. We recorded a gain on sale of real estate of $4,075 during the 2018 period resulting from the sale of a land parcel located in Kapolei, HI in August 2018.

Net income. The decrease in net income for the 2018 period compared to the 2017 period reflects the changes noted above.

Properties owned by ILPT:

	All Properties		Comparable Properties (1)
	As of September 30,		As of September 30,
	2018	2017	2018	2017
Total buildings, leasable land parcels and easements (2)	269	266	266	266
Total rentable square feet (in thousands) (3)	29,216	28,540	28,550	28,540
Percent leased (4)	99.3%	99.9%	99.2%	99.9%

(1)	Consists of properties that we owned continuously since January 1, 2017 and that we contributed to ILPT in connection with ILPT's formation.

(2)
Includes 226 buildings, leasable land parcels and easements with approximately 16,834 square feet (in thousands) which are primarily leasable industrial and commercial lands located in Hawaii and that we contributed to ILPT.

(3)	Subject to modest adjustments when space is re-measured or re-configured for new tenants and when land leases are converted to building leases.

(4)
Percent leased includes (i) space being fitted out for occupancy pursuant to existing leases as of September 30, 2018, if any, and (ii) space which is leased but is not occupied or is being offered for sublease by tenants, if any.

Nine Months Ended September 30, 2018, Compared to Nine Months Ended September 30, 2017 (dollars in thousands)

	Comparable Properties Results (1)				Acquired Properties Results (2)			ILPT Results
	Nine Months Ended September 30,				Nine Months Ended September 30,			Nine Months Ended September 30,
			$	%			$			$	%
	2018	2017	Change	Change	2018	2017	Change	2018	2017	Change	Change
Revenues:
Rental income	$102,845	$100,921	$1,924	1.9%	$625	$—	$625	$103,470	$100,921	$2,549	2.5%
Tenant reimbursements and other income	16,981	16,190	791	4.9%	5	—	5	16,986	16,190	796	4.9%
Total revenues	119,826	117,111	2,715	2.3%	630	—	630	120,456	117,111	3,345	2.9%

Operating expenses:
Real estate taxes	14,101	13,257	844	6.4%	8	—	8	14,109	13,257	852	6.4%
Other operating expenses	9,631	8,160	1,471	18.0%	19	—	19	9,650	8,160	1,490	18.3%
Total operating expenses	23,732	21,417	2,315	10.8%	27	—	27	23,759	21,417	2,342	10.9%

NOI (3)	$96,094	$95,694	$400	0.4%	$603	$—	$603	96,697	95,694	1,003	1.0%

Other expenses:
Depreciation and amortization								20,915	20,476	439	2.1%
Total other expenses								20,915	20,476	439	2.1%
Operating income								75,782	75,218	564	0.7%
Interest expense								(1,251)	(1,680)	429	(25.5)%
Net income								$74,531	$73,538	$993	1.4%

Reconciliation of Net Income to NOI (3):
Net income								$74,531	$73,538
Interest expense								1,251	1,680
Operating income								75,782	75,218

Depreciation and amortization								20,915	20,476
NOI								$96,697	$95,694

(1)	Consists of 266 buildings, leasable land parcels and easements that we owned continuously since January 1, 2017 and that we contributed to ILPT in connection with ILPT's formation.

(2)	Consists of three buildings that ILPT acquired during the period from January 1, 2017 to September 30, 2018.

(3)	See footnote (3) on page 31 for the definition of NOI.

References to changes in the income and expense categories below relate to the comparison of results for the nine months ended September 30, 2018, compared to the nine months ended September 30, 2017. Our acquisition activity reflects ILPT's acquisition of three buildings subsequent to January 1, 2017.

Rental income. The increase in rental income was primarily a result of increases from leasing activity and rent resets at certain of our comparable properties and our acquisition activity. Rental income includes non-cash straight line rent adjustments totaling approximately $3,360 for the 2018 period and approximately $4,421 for the 2017 period, and net amortization of acquired real estate leases and assumed real estate lease obligations totaling approximately $295 for the 2018 period and approximately $289 for the 2017 period.

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

Other operating expenses. The increase in other operating expenses primarily reflects increases in bad debt expense, snow removal and repairs and maintenance costs at certain of our comparable properties in the 2018 period, compared to lower than usual amounts for these expenses in the 2017 period.

Depreciation and amortization. The increase in depreciation and amortization primarily reflects our acquisition activity and increased depreciation of capital improvements and leasing costs at our comparable properties.

Interest expense. The decrease in interest expense primarily reflects the prepayment of certain mortgage notes in December 2017.

Net income. The increase in net income for the 2018 period compared to the 2017 period reflects the changes noted above.

LIQUIDITY AND CAPITAL RESOURCES

Under the Merger Agreement, we have agreed to conduct our business in all material respects in the ordinary course of business consistent with past practice. The Merger Agreement contains certain operating covenants that could affect our liquidity and capital resources, but we do not expect any material changes to our liquidity and capital resources prior to consummation of the Merger or, if applicable, the termination of the Merger Agreement.

Our Operating Liquidity and Resources (dollars in thousands)

On a standalone basis, our principal sources of funds to meet our operating and capital expenses, pay debt service obligations and make distributions to our shareholders are revenues from tenants at our properties and borrowings under our revolving credit facility. If the Merger is consummated, we and GOV have identified approximately $750,000 of assets, some of which are currently owned by us and some of which are currently owned by GOV, to be sold by the combined company following the closing of the Merger. Alternatively, in lieu of selling such properties, the combined company may sell some or all of the approximately 2.8 million shares of class A common stock of RMR Inc. that it will own following completion of the Merger and which includes shares currently held by us and by GOV. We believe that these sources of funds will be sufficient to meet our operating and capital expenses, pay debt service obligations and make distributions to our shareholders for the next 12 months and for the foreseeable future thereafter. Our future cash flows from operating activities will depend primarily upon our ability to:

•	maintain or improve the occupancy of, and the rental rates at, our properties;

•	control our operating cost increases;

•	purchase additional properties that produce cash flows in excess of our costs of acquisition capital and the related property operating expenses; and

•	receive distributions from our investments in ILPT and RMR Inc.

We have agreed, pursuant to the Merger Agreement, to pay the ILPT Distribution, subject to the satisfaction or waiver of certain conditions, including approval by our shareholders of the Merger and the other transactions contemplated by the Merger Agreement to which we are a party, and, by GOV's shareholders of the GOV Share Issuance. Completion of the ILPT Distribution is not conditioned upon consummation of the Merger. As a result, there is a risk that the ILPT Distribution will be completed and the Merger not consummated, leaving SIR a significantly smaller company that will no longer benefit from

ILPT’s income or receive distributions from ILPT, which could materially and adversely impact us and our operating results, financial condition and access to, and cost of, capital.

Cash flows provided by (used in) operating, investing and financing activities were $140,947, ($102,314) and ($671,145), respectively, for the nine months ended September 30, 2018 and $162,764, ($129,181) and ($37,496), respectively, for the nine months ended September 30, 2017. Net cash provided by operating activities for the nine months ended September 30, 2018 decreased compared to the corresponding prior year period primarily due to the payment of the 2017 incentive management fee to RMR LLC in January 2018, and a decrease in NOI as a result of vacancies that occurred during 2018 and 2017, partially offset by increased operating cash flows from the properties we acquired during 2017 and 2018. Net cash used in investing activities for the nine months ended September 30, 2018 decreased compared to the corresponding prior year period primarily due to lower acquisition activities during the 2018 period, partially offset by proceeds from the sale of properties during the 2018 period. Net cash used in financing activities for the nine months ended September 30, 2018 increased compared to the corresponding prior year period primarily due to the redemption of all $350,000 of our 2.85% senior notes and the repayment of our $350,000 unsecured term loan in January 2018, net activities on our revolving credit facilities and the issuance of $350,000 4.25% senior notes during the 2017 period, partially offset by the proceeds received from the issuance of ILPT common shares.

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

In order to fund our acquisitions and to meet our cash needs that may result from timing differences between our receipt of rents and our desire or need to make distributions or pay operating or capital expenses, we maintain a $750,000 revolving credit facility with a group of lenders. The maturity date of our revolving credit facility is March 29, 2019 and, subject to our payment of an extension fee and meeting other conditions, we have the option to extend the stated maturity date by one year to March 29, 2020. We pay interest on borrowings under our revolving credit facility at the rate of LIBOR plus a premium. We also pay a facility fee on the total amount of lending commitments under our revolving credit facility. Both the interest rate premium and the facility fee are subject to adjustment based upon changes to our credit ratings. At September 30, 2018, the interest rate premium on our revolving credit facility was 125 basis points and our facility fee was 25 basis points. We can borrow, repay and reborrow funds available under our revolving credit facility until maturity, and no principal repayment is due until maturity. As of September 30, 2018, the interest rate payable on borrowings under our revolving credit facility was 3.34%. As of September 30, 2018 and October 26, 2018, we had $108,000 and $88,000, respectively, outstanding under our revolving credit facility and $642,000 and $662,000, respectively, available to borrow under our revolving credit facility.

Our credit agreement includes a feature under which the maximum borrowing availability under our revolving credit facility may be increased to up to $1,850,000 in certain circumstances.

ILPT separately maintains a $750,000 revolving credit facility with a group of lenders. The maturity date of ILPT’s revolving credit facility is December 29, 2021. ILPT has the option to extend the maturity date of its revolving credit facility for two, six month periods, subject to payment of extension fees and satisfaction of other conditions. ILPT pays interest on borrowings under its revolving credit facility at the rate of LIBOR plus a premium that varies based on its leverage ratio. If ILPT later achieves an investment grade credit rating, it will then be able to elect to continue to have the interest premium based on its leverage ratio or it may instead make a ratings election. ILPT is required to pay a commitment fee on the unused portion of its revolving credit facility until and if such time as it makes a ratings election, and thereafter ILPT will be required to pay a facility fee in lieu of such commitment fee based on the maximum amount of its revolving credit facility. At September 30, 2018, the interest rate premium on ILPT’s revolving credit facility was 130 basis points and its commitment fee was 15 basis points. ILPT can borrow, repay and reborrow funds available under its revolving credit facility until maturity, and no principal repayment is due until maturity. As of September 30, 2018, the interest rate payable on borrowings under ILPT’s revolving credit facility was 3.50%. As of September 30, 2018 and October 26, 2018, ILPT had $380,000 and $405,000, respectively, outstanding under its revolving credit facility, and $370,000 and $345,000, respectively, available to borrow under its revolving credit facility.

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

Our debt maturities (other than our revolving credit facility and ILPT's revolving credit facility) as of September 30, 2018 were as follows: $174 in 2018, $710 in 2019, $488,812 in 2020, $0 in 2021 and $1,171,000 thereafter.

As of September 30, 2018, we had cash and cash equivalents of $25,982. In January 2018, we used cash on hand and borrowings under our revolving credit facility to redeem all $350,000 of our 2.85% senior notes due 2018 and repay our $350,000 unsecured term loan. We typically use cash balances, borrowings under our revolving credit facility, net proceeds from offerings of equity or debt securities, term loans and the cash flows from our operations to fund debt repayments, property acquisitions, capital expenditures and other general business purposes. We also have in the past assumed mortgage debt in connection with certain of our acquisitions and we may do so in the future. In addition, we may sell, or place mortgages on, properties we own or participate in joint venture arrangements.

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

During the nine months ended September 30, 2018, we paid regular quarterly cash distributions to our shareholders aggregating $136,926 using existing cash balances and borrowings under our revolving credit facility. On October 18, 2018, we declared a regular quarterly distribution of $0.51 per common share, or approximately $45,700, to shareholders of record on October 29, 2018. We expect to pay this distribution on or about November 15, 2018 using existing cash balances and borrowings under our revolving credit facility. Pursuant to the Merger Agreement, we have agreed not to pay any distribution exceeding an annual rate of $2.04 per common share, and we have agreed to certain limitations with respect to our ability to make any other distribution.

On May 14, 2018, ILPT paid a prorated distribution of $0.27 per ILPT common share, or $17,551, for the period from January 17, 2018 (the date ILPT completed the ILPT IPO) through March 31, 2018, to ILPT's shareholders of record on April 30, 2018. This distribution was based upon a then expected quarterly distribution by ILPT of $0.33 per ILPT common share ($1.32 per ILPT common share per year). On August 13, 2018, ILPT paid a regular quarterly distribution of $0.33 per common share, or $21,457, to shareholders of record on July 30, 2018. We received an aggregate of $27,000 from ILPT as a result of our ownership of 45,000,000 ILPT common shares.

On October 18, 2018, ILPT declared a regular quarterly distribution of $0.33 per common share, or approximately $21,500, to shareholders of record on October 29, 2018. ILPT expects to pay this distribution on or about November 12, 2018 using existing cash balances and borrowings under its revolving credit facility. We expect to receive $14,850 from ILPT as a result of our ownership of 45,000,000 ILPT common shares. For further information regarding the distributions we paid during

2018, see Note 9 to the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Pursuant to the terms and subject to the satisfaction of certain conditions of the Merger Agreement, we will declare and, at least one business day prior to the closing date of the Merger, pay the ILPT Distribution.

During the three and nine months ended September 30, 2018 and 2017, amounts capitalized for tenant improvements, leasing costs, building improvements and development and redevelopment activities were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Tenant improvements (1)	$3,318	$378	$11,792	$767
Leasing costs (2)	399	403	1,607	2,435
Building improvements (3)	2,121	1,323	3,467	3,226
Development, redevelopment and other activities (4)	1,060	2,583	2,655	5,755
	$6,898	$4,687	$19,521	$12,183

(1)	Tenant improvements include capital expenditures used to improve tenants’ space or amounts paid directly to tenants to improve their space.

(2)	Leasing costs include leasing related costs, such as brokerage commissions, legal costs and tenant inducements.

(3)	Building improvements generally include (i) expenditures to replace obsolete building components and (ii) expenditures that extend the useful life of existing assets.

(4)
Development, redevelopment and other activities generally include (i) capital expenditures that are identified at the time of a property acquisition and incurred within a short time period after acquiring the property and (ii) capital expenditure projects that reposition a property or result in new sources of revenues.

As of September 30, 2018, we had estimated unspent leasing related obligations of $23,814. In addition, in October 2018, ILPT committed to expand one of its existing properties by approximately 194,000 square feet at an estimated cost of $15,000.

During the three months ended September 30, 2018, commitments made for expenditures, such as tenant improvements and leasing costs in connection with leasing space, were as follows:

	New Leases	Renewals	Totals
Square feet leased during the period	120	276	396
Total leasing costs and concession commitments (1)	$321	$268	$589
Total leasing costs and concession commitments per square foot (1)	$2.68	$0.97	$1.49
Weighted average lease term by square feet (years)	4.4	13.9	11.0
Total leasing costs and concession commitments per square foot per year (1)	$0.61	$0.07	$0.13

(1)	Includes commitments made for leasing expenditures and concessions, such as tenant improvements, leasing commissions, tenant reimbursements and free rent.

Off Balance Sheet Arrangements (dollars in thousands)

As of September 30, 2018, we had no off balance sheet arrangements that have had or that we expect would be reasonably likely to have a material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources. We had no swaps or hedges as of September 30, 2018, other than the cash flow hedge associated with $40,946 of mortgage debt described in Notes 6 and 8 to the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q and under “Quantitative and Qualitative Disclosures About Market Risk” included in Part I, Item 3 of this Quarterly Report on Form 10-Q.

Debt Covenants (dollars in thousands)

Our principal debt obligations at September 30, 2018 were our senior unsecured notes, borrowings outstanding under our revolving credit facility and ILPT's revolving credit facility and secured mortgage notes assumed in connection with some of our acquisitions. Our mortgage notes are non-recourse, subject to certain limitations, and do not contain any material financial covenants. Our publicly issued senior unsecured notes are governed by an indenture. Our senior unsecured notes indenture and its supplements, our credit agreement and ILPT's credit agreement each provide for acceleration of payment of all amounts outstanding upon the occurrence and continuation of certain events of default, such as, in the case of our credit agreement and ILPT's credit agreement, a change of control of us or ILPT, as applicable, which includes RMR LLC ceasing to act as business or property manager for us or ILPT, respectively. Our senior unsecured notes indenture and its supplements, our credit agreement and ILPT's credit agreement each contain a number of covenants which restrict our ability to sell all or substantially all of our or ILPT's assets, respectively, restrict our ability to incur debts, including debts secured by mortgages on our properties, in excess of calculated amounts, restrict our ability to make distributions to our shareholders in certain circumstances and generally require us to maintain certain financial ratios. As of September 30, 2018, we believe we were in compliance with all of the terms and covenants under our revolving credit facility and senior unsecured notes indenture and its supplements and that ILPT was in compliance with all of the terms and covenants under ILPT's credit agreement.

None of our senior unsecured notes indenture and its supplements, our credit agreement or ILPT's credit agreement contains provisions for acceleration which could be triggered by our credit ratings, but do include restrictions on our ability to incur debt, as noted above. In addition, under our credit agreement, our senior unsecured credit ratings are used to determine the fees and interest rates we pay. Accordingly, if our credit ratings are downgraded, we may be prevented from incurring additional debt and our interest expense and related costs under our credit agreement would increase. In November 2017, Moody's Investors Service, or Moody's, downgraded our credit rating which increased our interest rate premium and the facility fee for our revolving credit facility effective January 1, 2018. Also, in September 2018, Moody's updated our ratings outlook to negative as a result of the announcement of the Merger. A negative debt rating outlook may imply that our debt rating may be downgraded.

Our senior unsecured notes indenture and its supplements contain cross default provisions to any other debts of $25,000 or more. Similarly, our revolving credit facility and ILPT's revolving credit facility have cross default provisions to other indebtedness that is recourse of $25,000 or more and indebtedness that is non-recourse of $50,000 or more.

Related Person Transactions

We have relationships and historical and continuing transactions with RMR LLC, RMR Inc. and others related to them. For example: we have no employees and the personnel and various services we require to operate our business are provided to us by RMR LLC pursuant to our business and property management agreements with RMR LLC; RMR Inc. is the managing member of RMR LLC; Adam D. Portnoy, one of our Managing Trustees, is the sole trustee, an officer and controlling shareholder of ABP Trust, which is the controlling shareholder of RMR Inc.; and we own shares of class A common stock of RMR Inc. We also have relationships and historical and continuing transactions with other companies to which RMR LLC or its subsidiaries provide management services and which may have trustees, directors and officers who are also trustees, directors or officers of us, RMR LLC or RMR Inc., including: ILPT, which was our wholly owned subsidiary until January 17, 2018, and of which we are the largest shareholder and at September 30, 2018 owned approximately 69.2% of the outstanding ILPT common shares; GOV, which owned 24,918,421 of our common shares, or approximately 27.8% of our outstanding common shares, all of which GOV sold on October 9, 2018 pursuant to the Secondary Sale, and further, with which, on September 14, 2018, we entered into the Merger Agreement, all as further described in Note 1 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q; and AIC, of which we, ABP Trust, GOV and four other companies to which RMR LLC provides management services each own 14.3% and which arranges and reinsures in part a combined property insurance program for us and its six other shareholders.  For further information about these and other such relationships and related person transactions, see Notes 12 and 13 to the Notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, our 2017 Annual Report, our definitive Proxy Statement for our 2018 Annual Meeting of Shareholders and our other filings with the SEC. In addition, see the section captioned “Risk Factors” of this Quarterly Report on Form 10-Q and of our 2017 Annual Report for a description of risks that may arise as a result of these and other related person transactions and relationships. Our filings with the SEC and copies of certain of our agreements with these related persons, including our business and property management agreements with RMR LLC, the Merger Agreement, the Registration Agreement and our shareholders agreement with AIC and its six other shareholders, are available as exhibits to our filings with the SEC and accessible at the SEC’s website, www.sec.gov. We may engage in additional transactions with related persons, including businesses to which RMR LLC or its subsidiaries provide management services.

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

At September 30, 2018, our outstanding fixed rate debt consisted of the following senior unsecured notes and secured mortgage notes:

Fixed Rate Debt

		Annual	Annual		Interest
	Principal	Interest	Interest		Payments
Debt	Balance (1)	Rate (1)	Expense (1)	Maturity	Due
Senior unsecured notes	$400,000	3.60%	$14,400	2020	Semi-Annually
Senior unsecured notes	300,000	4.15%	12,450	2022	Semi-Annually
Senior unsecured notes	350,000	4.25%	14,875	2024	Semi-Annually
Senior unsecured notes	400,000	4.50%	18,000	2025	Semi-Annually
Mortgage note (one building in Philadelphia, PA) (2)	40,946	4.16%	1,703	2020	Monthly
Mortgage note (one building in Chester, VA) (3)	48,750	3.99%	1,945	2020	Monthly
Mortgage note (three buildings in Seattle, WA)	71,000	3.55%	2,521	2023	Monthly
Mortgage note (one building in Chicago, IL)	50,000	3.70%	1,850	2023	Monthly
	$1,660,696		$67,744

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

We have an interest rate swap agreement to manage our interest rate risk exposure on a $40,946 mortgage note due 2020, which requires us to pay interest at a rate equal to LIBOR plus a premium. The interest rate swap agreement effectively modifies our exposure to interest rate risk arising from this floating rate mortgage loan by converting this floating rate debt to a fixed rate through August 3, 2020, which is the maturity date of the mortgage note, thus reducing the impact of interest rate changes on future interest expense. This agreement involves the receipt of floating rate amounts in exchange for fixed rate interest payments over the life of the agreement. Approximately 1.9% ($40,946) of our total outstanding debt had interest payments designated as hedged transactions to interest rate swap agreements at September 30, 2018. As of September 30, 2018, the fair value of our derivative instrument included in other assets in our condensed consolidated balance sheet was $458.

Because our senior unsecured notes and mortgage notes (including the current effect of our interest rate swap agreement) require interest to be paid at fixed rates, changes in market interest rates during the terms of these senior unsecured notes and mortgage notes will not affect our interest obligations. If these senior unsecured notes and mortgage notes were refinanced at interest rates which are one percentage point higher or lower than shown above, our annual interest cost would increase or decrease by approximately $16,607.

Changes in market interest rates would affect the fair value of our fixed rate debt obligations, including obligations arising from our interest rate swap agreement. Increases in market interest rates decrease the fair value of our fixed rate debt, while decreases in market interest rates increase the fair value of our fixed rate debt. Based on the balances outstanding at September 30, 2018 and discounted cash flow analyses through the maturity dates, and assuming no other changes in factors that may affect the fair value of our fixed rate debt obligations, a hypothetical immediate one percentage point change in interest rates would change the fair value of these obligations by approximately $60,807.

Floating Rate Debt

At September 30, 2018, our floating rate debt (excluding the $40,946 mortgage note hedged by our interest rate swap agreement) consisted of $108,000 outstanding under our revolving credit facility and $380,000 outstanding under ILPT's revolving credit facility. Our revolving credit facility matures on March 29, 2019 and, subject to our meeting specified conditions, including our payment of an extension fee, we have the option to extend the maturity date by one year to March 29, 2020. ILPT's revolving credit facility matures on December 29, 2021 and, subject to the payment of extension fees and satisfaction of other conditions, ILPT has the option to extend the maturity date for two, six month periods. No principal repayments are required under our revolving credit facility or ILPT's revolving credit facility prior to their respective maturities, and prepayments may be made at any time without penalty.

Borrowings under our revolving credit facility and ILPT's revolving credit facility are in U.S. dollars and require interest to be paid at LIBOR plus a premium that is subject to adjustment based upon changes to our credit ratings and ILPT's leverage ratio, respectively. Accordingly, we are vulnerable to changes in the U.S. dollar based short term rates, specifically LIBOR. In addition, upon renewal or refinancing of these obligations, we are vulnerable to increases in interest rate premiums due to market conditions or our perceived credit risk. Generally, a change in interest rates would not affect the value of our outstanding floating rate debt but would affect our operating results. The following table presents the approximate impact a one percentage point increase in interest rates would have on our annual floating rate interest expense at September 30, 2018:

	Impact of an Increase in Interest Rates
			Total Interest	Annual
	Interest Rate	Outstanding	Expense	Earnings Per
	Per Year (1)	Debt (2)	Per Year	Share Impact (3)
At September 30, 2018	3.47%	$488,000	$16,934	$0.19
One percentage point increase	4.47%	$488,000	$21,814	$0.24

(1)	Weighted based on the respective interest rates and outstanding borrowings under our floating rate debt as of September 30, 2018.

(2)	Excludes our $40,946 mortgage note hedged by our interest rate swap agreement.

(3)	Based on the diluted weighted average common shares outstanding for the nine months ended September 30, 2018.

The following table presents the impact a one percentage point increase in interest rates would have on our annual floating rate interest expense at September 30, 2018 if we and ILPT were fully drawn on our revolving credit facilities:

	Impact of an Increase in Interest Rates
			Total Interest	Annual
	Interest Rate	Outstanding	Expense	Earnings Per
	Per Year (1)	Debt (2)	Per Year	Share Impact (3)
At September 30, 2018	3.42%	$1,500,000	$51,300	$0.57
One percentage point increase	4.42%	$1,500,000	$66,300	$0.74

(1)	Weighted based on the respective interest rates of our floating rate debt as of September 30, 2018, assuming we and ILPT were fully drawn on our revolving credit facilities.

(2)	Excludes our $40,946 mortgage note hedged by our interest rate swap agreement.

(3)	Based on the diluted weighted average common shares outstanding for the nine months ended September 30, 2018.

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

There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

WARNING CONCERNING FORWARD LOOKING STATEMENTS

THIS QUARTERLY REPORT ON FORM 10-Q CONTAINS STATEMENTS THAT CONSTITUTE FORWARD LOOKING STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 AND OTHER SECURITIES LAWS. ALSO, WHENEVER WE USE WORDS SUCH AS “BELIEVE”, “EXPECT”, “ANTICIPATE”, “INTEND”, “PLAN”, “ESTIMATE”, “WILL”, “MAY” AND NEGATIVES OR DERIVATIVES OF THESE OR SIMILAR EXPRESSIONS, WE ARE MAKING FORWARD LOOKING STATEMENTS. THESE FORWARD LOOKING STATEMENTS ARE BASED UPON OUR PRESENT INTENT, BELIEFS OR EXPECTATIONS, BUT FORWARD LOOKING STATEMENTS ARE NOT GUARANTEED TO OCCUR AND MAY NOT OCCUR. FORWARD LOOKING STATEMENTS IN THIS REPORT RELATE TO VARIOUS ASPECTS OF OUR BUSINESS, INCLUDING:

•	THE LIKELIHOOD THAT WE WILL COMPLETE THE MERGER,

•	THE LIKELIHOOD THAT OUR TENANTS WILL PAY RENT OR BE NEGATIVELY AFFECTED BY CYCLICAL ECONOMIC CONDITIONS,

•	THE LIKELIHOOD THAT OUR TENANTS WILL RENEW OR EXTEND THEIR LEASES OR THAT WE WILL BE ABLE TO OBTAIN REPLACEMENT TENANTS,

•	OUR ACQUISITIONS OF PROPERTIES,

•	OUR SALES OF PROPERTIES,

•	OUR ABILITY TO COMPETE FOR ACQUISITIONS AND TENANCIES EFFECTIVELY,

•	THE LIKELIHOOD THAT OUR RENTS WILL INCREASE WHEN WE RENEW OR EXTEND OUR LEASES, WHEN WE ENTER NEW LEASES, OR WHEN OUR RENTS RESET, INCLUDING RENT RESETS AT OUR SUBSIDIARY, ILPT'S, HAWAII PROPERTIES,

•	THE LIKELIHOOD THAT WE WILL PAY THE ILPT DISTRIBUTION,

•	OUR ABILITY TO PAY DISTRIBUTIONS TO OUR SHAREHOLDERS AND TO SUSTAIN THE AMOUNT OF SUCH DISTRIBUTIONS,

•	THE FUTURE AVAILABILITY OF BORROWINGS UNDER OUR REVOLVING CREDIT FACILITY OR ILPT'S REVOLVING CREDIT FACILITY,

•	OUR POLICIES AND PLANS REGARDING INVESTMENTS, FINANCINGS AND DISPOSITIONS,

•	OUR ABILITY TO RAISE DEBT OR EQUITY CAPITAL,

•	OUR ABILITY TO PAY INTEREST ON AND PRINCIPAL OF OUR DEBT,

•	OUR ABILITY TO APPROPRIATELY BALANCE OUR USE OF DEBT AND EQUITY CAPITAL,

•	OUR ABILITY TO SUCCESSFULLY AND PROFITABLY COMPLETE EXPANSION AND RENOVATION PROJECTS AT OUR PROPERTIES AND TO REALIZE OUR EXPECTED RETURNS ON THOSE PROJECTS,

•	OUR CREDIT RATINGS,

•	OUR EXPECTATION THAT OUR SHAREHOLDERS BENEFIT FROM OUR OWNERSHIP INTEREST IN AND OTHER RELATIONSHIPS WITH ILPT,

•	OUR EXPECTATION THAT OUR SHAREHOLDERS WILL BENEFIT FROM THE MERGER,

•	OUR EXPECTATION THAT WE BENEFIT FROM OUR OWNERSHIP INTEREST IN AND OTHER RELATIONSHIPS WITH RMR INC.,

•	OUR EXPECTATION THAT WE BENEFIT FROM OUR OWNERSHIP INTEREST IN AND OTHER RELATIONSHIPS WITH AIC AND FROM OUR PARTICIPATION IN INSURANCE PROGRAMS ARRANGED BY AIC,

•	OUR QUALIFICATION FOR TAXATION AS A REIT, AND ILPT'S ABILITY TO QUALIFY AND MAINTAIN ITS QUALIFICATION FOR TAXATION AS A REIT,

•	THE CREDIT QUALITIES OF OUR TENANTS, AND

•	OTHER MATTERS.
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

•
AS OF SEPTEMBER 30, 2018, WE HAD ESTIMATED LEASING RELATED OBLIGATIONS OF $23.8 MILLION. OUR LEASING RELATED OBLIGATIONS MAY COST MORE OR LESS AND MAY TAKE LONGER TO COMPLETE THAN WE EXPECT, AND OUR LEASING RELATED OBLIGATIONS MAY INCREASE,

•
THE UNEMPLOYMENT RATE OR ECONOMIC CONDITIONS IN AREAS WHERE OUR PROPERTIES ARE LOCATED MAY BECOME WORSE IN THE FUTURE. SUCH CIRCUMSTANCES OR OTHER CONDITIONS MAY REDUCE DEMAND FOR LEASING OFFICE AND INDUSTRIAL SPACE. IF THE DEMAND FOR LEASING OFFICE AND INDUSTRIAL SPACE IS REDUCED, WE MAY BE UNABLE TO RENEW LEASES WITH OUR TENANTS AS LEASES EXPIRE OR ENTER NEW LEASES AT RENTAL RATES AS HIGH AS EXPIRING RENTS AND OUR FINANCIAL RESULTS MAY DECLINE,

•
OUR BELIEF THAT THERE IS A LIKELIHOOD THAT TENANTS MAY RENEW OR EXTEND OUR LEASES PRIOR TO THEIR EXPIRATIONS WHENEVER THEY HAVE MADE SIGNIFICANT INVESTMENTS IN THE LEASED PROPERTIES, OR BECAUSE THOSE PROPERTIES MAY BE OF STRATEGIC IMPORTANCE TO THEM, MAY NOT BE REALIZED,

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

•
A TENANT OF ONE OF OUR PROPERTIES HAS DEFAULTED ON ITS LEASE WITH US, AND WE AND THE TENANT THAT DEFAULTED HAVE ENTERED A LEASE AMENDMENT. UNDER THE TERMS OF SUCH LEASE AMENDMENT, THE TENANT THAT DEFAULTED HAS MADE CERTAIN PAYMENTS TO US, HAS ASSIGNED ITS SUBLEASES AT THE PROPERTY TO US AND HAS AGREED TO CONTINUE TO OCCUPY AND PAY RENT ON CERTAIN SPACE AT THE PROPERTY, BUT WE CANNOT BE SURE THAT THE TENANT WILL CONTINUE TO PAY SUCH RENTS, OR THAT WE WILL BE ABLE TO RECOVER ADDITIONAL AMOUNTS OR MITIGATE FURTHER OUR DAMAGES,

•
ONE OF ILPT'S TENANTS THAT REPRESENTS 1.1% OF OUR ANNUALIZED RENTAL REVENUES AS OF SEPTEMBER 30, 2018 HAS FILED FOR CHAPTER 11 BANKRUPTCY. ALTHOUGH THE TENANT HAS PAID ITS RENTAL OBLIGATIONS TO US THROUGH OCTOBER 2018, THE TENANT MAY NOT PAY FUTURE RENTS, MAY REJECT ONE OR MORE OF ITS LEASES AND/OR MAY SEEK TO RENEGOTIATE ITS LEASE OBLIGATIONS,

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

•
WE RECEIVED AN ASSESSMENT FROM THE STATE OF WASHINGTON FOR REAL ESTATE EXCISE TAX, INTEREST AND PENALTIES OF $2.8 MILLION ON CERTAIN PROPERTIES WE ACQUIRED IN 2015. ALTHOUGH WE BELIEVE WE ARE NOT LIABLE FOR THIS TAX AND ARE DISPUTING THIS ASSESSMENT, WE MAY NOT SUCCEED IN HAVING ALL OR ANY PART OF THIS ASSESSMENT NULLIFIED,

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

•
WE, GOV AND MERGER SUB HAVE ENTERED INTO THE MERGER AGREEMENT. THE CLOSING OF THE MERGER IS SUBJECT TO THE SATISFACTION OR WAIVER OF CONDITIONS, INCLUDING THE RECEIPT OF REQUISITE APPROVALS BY OUR AND GOV'S SHAREHOLDERS. WE CANNOT BE SURE THAT ANY OR ALL OF SUCH CONDITIONS WILL BE SATISFIED OR WAIVED. ACCORDINGLY, THE MERGER MAY NOT CLOSE WHEN EXPECTED OR AT ALL, OR THE TERMS OF THE MERGER AND THE OTHER TRANSACTIONS MAY CHANGE,

•
AS NOTED ABOVE, THE MERGER WILL REQUIRE APPROVAL OF OUR SHAREHOLDERS AND THE ISSUANCE OF GOV COMMON SHARES IN THE MERGER WILL REQUIRE APPROVAL OF GOV'S SHAREHOLDERS. SUCH APPROVALS WILL BE SOLICITED BY A JOINT PROXY STATEMENT/PROSPECTUS, A PRELIMINARY VERSION OF WHICH WAS INCLUDED AS PART OF THE FORM S-4 FILED WITH THE SEC. THE FORM S-4 MUST BE DECLARED EFFECTIVE BY THE SEC BEFORE THE DEFINITIVE JOINT PROXY STATEMENT/PROSPECTUS CAN BE MAILED TO OUR SHAREHOLDERS AND GOV'S SHAREHOLDERS. THE AMOUNT OF TIME IT TAKES FOR THE SEC TO DECLARE THE FORM S-4 EFFECTIVE IS BEYOND OUR AND GOV'S CONTROL. ACCORDINGLY, WE CANNOT BE SURE THAT THE MERGER AND THE OTHER TRANSACTIONS WILL BE CONSUMMATED WITHIN A SPECIFIED TIME

PERIOD OR AT ALL OR THAT THE TERMS OF THE MERGER AND THE OTHER TRANSACTIONS WILL NOT CHANGE,

•
PURSUANT TO THE MERGER AGREEMENT, WE HAVE AGREED TO DISTRIBUTE ALL 45,000,000 ILPT COMMON SHARES THAT WE OWN TO OUR SHAREHOLDERS, SUBJECT TO THE SATISFACTION OR WAIVER OF CERTAIN CONDITIONS, INCLUDING, AMONG OTHER THINGS, OBTAINING THE REQUISITE SHAREHOLDER APPROVALS WITH RESPECT TO THE MERGER. WE CANNOT BE SURE WHEN OR IF THOSE CONDITIONS WILL BE SATISFIED OR WAIVED OR THAT SUCH DISTRIBUTION WILL OCCUR,

•
COMPLETION OF THE ILPT DISTRIBUTION IS NOT CONDITIONED UPON CONSUMMATION OF THE MERGER AND THERE IS A RISK THAT THE ILPT DISTRIBUTION WILL BE COMPLETED AND THE MERGER NOT CONSUMMATED, LEAVING SIR A SIGNIFICANTLY SMALLER COMPANY THAT WILL NO LONGER BENEFIT FROM ILPT'S INCOME OR RECEIVE DISTRIBUTIONS FROM ILPT,

•
THIS QUARTERLY REPORT ON FORM 10-Q CONTAINS STATEMENTS REGARDING OUR EXPECTATIONS FOR THE COMBINED COMPANY AFTER EFFECTIVENESS OF THE MERGER, INCLUDING THAT THE COMBINED COMPANY WILL EFFECT A REVERSE STOCK SPLIT OF THE COMBINED COMPANY’S COMMON SHARES. THESE STATEMENTS ARE CONTINGENT UPON THE CONSUMMATION OF THE MERGER AND THE OTHER TRANSACTIONS AND MAY NOT OCCUR, AND

•
THIS QUARTERLY REPORT ON FORM 10-Q STATES THAT THE TRANSACTIONS CONTEMPLATED BY THE MERGER AGREEMENT AND THE TERMS THEREOF WERE EVALUATED, NEGOTIATED, AND RECOMMENDED TO EACH OF OUR AND GOV’S BOARD OF TRUSTEES BY A SPECIAL COMMITTEE OF OUR AND GOV’S BOARD OF TRUSTEES, RESPECTIVELY, EACH COMPRISED SOLELY OF OUR AND GOV’S DISINTERESTED, INDEPENDENT TRUSTEES, RESPECTIVELY, AND WERE SEPARATELY APPROVED AND ADOPTED BY OUR AND GOV’S INDEPENDENT TRUSTEES AND BY OUR AND GOV’S BOARD OF TRUSTEES, AND THAT UBS SECURITIES LLC AND CITIGROUP GLOBAL MARKETS INC. ACTED AS FINANCIAL ADVISOR TO THE SPECIAL COMMITTEE OF OUR BOARD OF TRUSTEES AND THE SPECIAL COMMITTEE OF GOV'S BOARD OF TRUSTEES, RESPECTIVELY. DESPITE THIS PROCESS, WE COULD BE SUBJECT TO CLAIMS CHALLENGING THE MERGER OR THE OTHER TRANSACTIONS OR OUR ENTRY INTO THE MERGER AND RELATED AGREEMENTS BECAUSE OF THE MULTIPLE RELATIONSHIPS AMONG US, GOV, ILPT, RMR LLC AND THEIR RELATED PERSONS AND ENTITIES OR OTHER REASONS, AND DEFENDING EVEN MERITLESS CLAIMS COULD BE EXPENSIVE AND DISTRACTING TO MANAGEMENT.

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
THE INFORMATION CONTAINED ELSEWHERE IN THIS QUARTERLY REPORT ON FORM 10-Q, IN THE FORM S-4 AND IN OUR 2017 ANNUAL REPORT OR IN OUR OTHER FILINGS WITH THE SEC, INCLUDING UNDER THE CAPTION “RISK FACTORS”, OR INCORPORATED HEREIN OR THEREIN, IDENTIFIES OTHER IMPORTANT FACTORS THAT COULD CAUSE DIFFERENCES FROM OUR FORWARD LOOKING STATEMENTS. OUR FILINGS WITH THE SEC ARE AVAILABLE ON THE SEC’S WEBSITE AT WWW.SEC.GOV.
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

REIT IN ANY WAY SHALL LOOK ONLY TO THE ASSETS OF SELECT INCOME REIT FOR THE PAYMENT OF ANY SUM OR THE PERFORMANCE OF ANY OBLIGATION.

PART II. Other Information

Item 1A. Risk Factors

Our business faces many risks, a number of which are described under the caption “Risk Factors” in our 2017 Annual Report. The Merger and the other Transactions may subject us to additional risks that are described below. The risks described in our 2017 Annual Report and below may not be the only risks we face. Other risks of which we are not yet aware, or that we currently believe are not material, may also materially and adversely impact our business operations or financial results. If any of the events or circumstances described in the risk factors contained in our 2017 Annual Report or described below occurs, our business, financial condition or results of operations could be adversely impacted and the value of an investment in our securities could decline. Investors and prospective investors should consider the risks described in our 2017 Annual Report and below, and the information contained under the caption “Warning Concerning Forward Looking Statements” and elsewhere in this Quarterly Report before deciding whether to invest in our securities.

Risks Relating to the Merger and the Other Transactions

The Exchange Ratio is fixed and will not be adjusted for any changes in the market price of either our common shares or GOV common shares.

At the Effective Time, each of our common shares (other than any shares owned by us or GOV or our or GOV’s respective wholly owned subsidiaries and in each case not held on behalf of third parties) outstanding immediately prior to the Effective Time will be converted into the right to receive 1.04 newly issued GOV common shares, with cash paid in lieu of fractional shares. The Exchange Ratio is fixed in the Merger Agreement and will not be adjusted for changes in the market price of our common shares or GOV common shares. Changes in the market price of GOV common shares prior to the consummation of the Merger and the other Transactions will affect the market value of the 1.04 GOV common shares to be received per our common share, or the Merger Consideration. The market price of our common shares and GOV common shares may change as a result of a variety of factors (many of which are beyond our and GOV’s control), including the following:

•	market reaction to the announcement of the Merger, the GOV Share Issuance and the other Transactions and the prospects of the combined company;

•	changes in our or GOV’s respective businesses, operations, assets, liabilities, financial position and prospects, and with respect to us, ILPT, or in the market’s assessments thereof;

•	changes in the operating performance of us, GOV, ILPT (with respect to us) or similar companies;

•	changes in market valuations of similar companies;

•	market assessments of the likelihood that the Merger and the other Transactions will be completed;

•	the possibility that persons may engage in short sales of our common shares, GOV common shares or ILPT common shares;

•	interest rates, general market and economic conditions and other factors generally affecting the price of our common shares and GOV common shares;

•	federal, state and local legislation, governmental regulation and legal developments in the businesses in which we, GOV and ILPT (with respect to us) operate;

•	dissident shareholder activity;

•	changes that affect the commercial real estate market generally;

•	changes in the United States or global economy or capital, financial or securities markets generally; and

•	other factors beyond our, GOV’s or ILPT’s control, including those described and referred to above under this “Risk Factors” section.

Changes in the market price of GOV common shares prior to the consummation of the Merger and the other Transactions will affect the market value of the Merger Consideration. The market price of GOV common shares at the consummation of the Merger may vary from the price on the date the Merger Agreement was executed, on the date of the preliminary joint proxy statement/prospectus filed on September 28, 2018, or the Proxy Statement, and on the date of our special meeting and the GOV special meeting. As a result, the market value of the Merger Consideration represented by the Exchange Ratio will also vary. Because the Merger will be completed after the date of the special meetings, at the time of the applicable special meeting, the exact market price of GOV common shares that our shareholders will receive upon consummation of the Merger will not be known. You should therefore consider that:

•
if the market price of GOV common shares increases between the date the Merger Agreement was signed or the date of our special meeting or the GOV special meeting and the closing of the Merger, our shareholders will receive GOV common shares that have a market value upon consummation of the Merger that is greater than, as applicable, the market value of such shares calculated pursuant to the Exchange Ratio on the date the Merger Agreement was signed or on the date of our special meeting or the GOV special meeting, respectively; and

•
if the market price of GOV common shares declines between the date the Merger Agreement was signed or the date of our special meeting or the GOV special meeting and the closing of the Merger, our shareholders will receive GOV common shares that have a market value upon consummation of the Merger that is less than, as applicable, the market value of such shares calculated pursuant to the Exchange Ratio on the date the Merger Agreement was signed or on the date of our special meeting or the GOV special meeting, respectively.

The Merger and the other Transactions are subject to the satisfaction or waiver of a number of conditions, including certain conditions that may not be satisfied, or completed on a timely basis, if at all. Failure to complete the Merger and the other Transactions could have material and adverse effects on us.

The consummation of the Merger and the other Transactions are subject to the satisfaction or waiver of a number of conditions, including, among others, the receipt of the approval by our shareholders and the receipt of the approval by GOV’s shareholders and the declaration and payment of the ILPT Distribution. These conditions make the completion, and the timing of the completion, of the Merger uncertain. Also, either we or GOV may terminate the Merger Agreement if the Merger is not completed by June 30, 2019, except that this right to terminate the Merger Agreement will not be available to a party if that party failed to fulfill its obligations under the Merger Agreement and that failure was a principal cause of, or resulted in, the failure of the Merger to be completed on or before such date.

We cannot provide assurance that the Merger will be consummated on the terms or timeline currently contemplated, or at all. If the Merger or certain of the other Transactions are not completed on a timely basis, or at all, we may be adversely affected and subject to a number of risks, including the following:

•	we will be required to pay our costs relating to the Merger and the other Transactions, such as legal, accounting, financial advisory and printing fees, whether or not such transactions are completed;

•	the time and resources committed by our management to matters relating to the Merger and the other Transactions could otherwise have been devoted to pursuing other opportunities;

•
the market price of our common shares and ILPT common shares could decline to the extent that the current market price reflects, and is positively affected by, a market assumption that the Merger and the other Transactions will be completed; and

•
if the ILPT Distribution is completed but the Merger is not ultimately consummated, we may not realize the anticipated benefits of the Merger and we will be a significantly smaller company that will no longer have an equity interest in or any control over ILPT, benefit from ILPT’s income or receive distributions from ILPT.

We or GOV may waive one or more of the conditions to the Merger or the other Transactions without re-soliciting shareholder approval.

We or GOV may determine to waive, in whole or in part, one or more of the conditions to our or GOV's obligations to consummate the Merger or the other Transactions (other than the conditions that we and GOV each receive opinions of counsel (i) that the Merger will qualify as a reorganization within the meaning of Section 368(a) of the IRC and (ii) that we and GOV will each be a party to that reorganization within the meaning of Section 368(b) of the IRC). Any determination whether to waive any condition to the Merger or other Transactions and whether to re-solicit shareholder approval or amend the Proxy Statement as a result of a waiver will be made by us or GOV, as applicable, at the time of such waiver based on the facts and circumstances as they exist at that time.

The Merger Agreement contains provisions that could discourage a potential competing acquirer of either us or GOV, or could result in any competing proposal being at a lower price than it might otherwise be.

The Merger Agreement contains provisions that, subject to certain exceptions, restrict our ability and the ability of GOV to initiate, solicit, propose, knowingly encourage or knowingly facilitate competing third-party proposals to effect, among other things, a merger, reorganization, share exchange, consolidation or the sale of 20% or more of the shares or consolidated net revenues, net income or total assets of us or GOV. In addition, we and GOV generally each have an opportunity to offer to modify the terms of the Merger Agreement in response to any competing superior proposal (as defined in the Merger Agreement) that may be made to the other party before our or GOV’s board of trustees, as the case may be, may withdraw or modify its recommendation in response to such superior proposal or terminate the Merger Agreement to enter into a definitive agreement with respect to such superior proposal. These provisions could discourage a potential competing acquirer that might have an interest in acquiring all or a significant part of us or GOV from considering or proposing such an acquisition, even if it were prepared to pay consideration with a higher per share value or implied premium to our shareholders than the value proposed to be received or realized in the Merger and the other Transactions, or might result in a potential competing acquirer proposing to pay a lower price than it might otherwise have proposed to pay.

Our, GOV’s and ILPT’s business and property management agreements with RMR LLC contain provisions that could discourage a potential competing acquirer of either us or GOV, or could result in any competing proposal being at a significantly lower price than it might otherwise be.

The termination of our, GOV’s or ILPT’s business and property management agreements with RMR LLC may require us, GOV or ILPT, as applicable, to pay a substantial termination fee to RMR LLC, including in the case of a termination by us, GOV or ILPT, as applicable, for convenience or for a performance reason or, in the case of a termination by RMR LLC, for good reason. RMR LLC agreed to waive its right to receive payment of the termination fee otherwise due under its business and property management agreements with us upon the termination of those agreements when the Merger is consummated. This waiver by RMR LLC applies only in respect of the Merger and does not apply in respect of any competing proposal, superior proposal or other transaction or arrangement. The termination provisions of our, GOV’s or ILPT’s business and property management agreements with RMR LLC substantially increase the cost to us, GOV and ILPT of terminating these agreements, which may discourage a potential competing acquirer that might have an interest in acquiring all or a significant part of us or GOV from considering or proposing such an acquisition or could result in any competing proposal being at a significantly lower price than it might otherwise be.

GOV’s ownership of our common shares could discourage a potential competing acquirer of us.

Because GOV owned approximately 27.8% of our common shares outstanding as of the Record Date, it will have significant influence over the outcome of the proposals voted on at our shareholder meeting. This is true, as the offering of our common shares was completed after the Record Date. GOV’s significant ownership of us as of the Record Date may discourage a potential competing acquirer of us, including transactions in which our shareholders might otherwise receive a premium for their common shares that may reflect a premium or implied value greater than the value our shareholders would receive in the Merger and the other Transactions.

Completion of the ILPT Distribution is not conditioned upon consummation of the Merger. As a result, there is a risk that the ILPT Distribution will be completed and the Merger will not be consummated, leaving us a significantly smaller company that will no longer benefit from ILPT’s income or receive distributions from ILPT.

It is a condition to the completion of the Merger that we declare and, at least one business day prior to the closing date of the Merger, pay the ILPT Distribution. While completion of the ILPT Distribution is subject to certain conditions as described in the Merger Agreement, including requisite approvals of GOV’s and our shareholders, the ILPT Distribution is not conditioned upon the consummation of the Merger. In the event that the conditions to the ILPT Distribution are satisfied and the ILPT Distribution is completed, there will be a delay between the completion of the ILPT Distribution and the closing of the Merger and there is a risk that the Merger may not be consummated. If the ILPT Distribution is completed and the Merger is not consummated, we will then be a significantly smaller company that will no longer benefit from ILPT’s income or receive distributions from ILPT, which could materially and adversely impact us and our operating results, financial condition and access to, and cost of, capital.

The pendency of the Merger and the other Transactions could adversely affect our and GOV’s business and operations.

During the pendency of the Merger and the other Transactions, due to operating covenants in the Merger Agreement, we and GOV may each be unable to pursue certain strategic transactions, undertake certain significant capital projects, undertake certain significant financing transactions and pursue other actions that are not in the ordinary course of business, even if such actions would prove beneficial to us or GOV, respectively. In addition, some tenants or vendors may delay or defer decisions related to their business dealings with us and GOV, which could negatively impact the revenues, earnings, cash flows or expenses of us and/or GOV, regardless of whether the Merger or certain other Transactions are completed.

Our and GOV’s shareholders will be diluted by the consummation of the Merger.

The consummation of the Merger will dilute the ownership position of existing GOV shareholders and result in our shareholders having an ownership stake in GOV that is smaller than their current stake in us. Upon consummation of the Merger, based upon the number of our common shares and GOV common shares outstanding as of the Record Date, we estimate that the GOV shareholders immediately prior to the Merger (in their capacities as such) will own approximately 51.6% of the GOV common shares outstanding as a result of the Merger and our shareholders immediately prior to the Merger (in their capacities as such) will own approximately 48.4% of the GOV common shares outstanding as a result of the Merger, in each case without taking into account whether any of those GOV shareholders were also our shareholders at that time. Consequently, our shareholders and GOV shareholders may have less influence over the management and policies of GOV after the Effective Time than they currently exercise over our and GOV’s management and policies, respectively.

Certain of our Trustees and executive officers and GOV’s trustees and executive officers and our and GOV’s manager, RMR LLC, have interests in the Merger and the other Transactions that are different from, or in addition to, the interests of our and GOV’s shareholders generally, which may create potential conflicts of interest or the appearance thereof.

The interests of our Trustees and executive officers and GOV’s trustees and executive officers and our and GOV’s manager, RMR LLC, include, among other things, the continued service as a trustee or executive officer of the combined company following the Merger, certain rights to continuing indemnification and directors’ and officers’ liability insurance for our Trustees and executive officers, continuation of GOV’s management agreements with RMR LLC following the Merger and the potential for increased fees payable to RMR LLC in connection with the Merger and the other Transactions. There is a risk that these interests may influence the trustees and executive officers and RMR LLC to support the Merger and the other Transactions.

The interests of certain of our Trustees and executive officers and GOV’s trustees and executive officers and RMR LLC in the Merger and the other Transactions may lead to increased dissident shareholder activity, including litigation, related to the Merger Agreement and the transactions contemplated thereby, which could result in significant costs for us and GOV and materially delay or prevent the completion of the Merger and the other Transactions.

As noted above, certain of our Trustees and executive officers and GOV’s trustees and executive officers and our and GOV’s manager, RMR LLC, have interests in the Merger and the other Transactions that are different from, or in addition to, the interests of our and GOV’s shareholders generally, which may create potential conflicts of interest or the appearance thereof. These interests of RMR LLC and our Trustees and executive officers and GOV’s trustees and executive officers in the Merger and the other Transactions may increase the risk of litigation intended to enjoin or prevent the Merger and the other Transactions and the risk of other dissident shareholder activity related thereto. In the past, and in particular following the announcement of a significant transaction, periods of volatility in the overall market or declines in the market price of a company’s securities, shareholder litigation and dissident shareholder proposals have often been instituted against companies alleging conflicts of interest in business dealings with affiliated or related persons and entities. The relationships described above may precipitate such activities by dissident shareholders and, if instituted against us or GOV or our Trustees or executive officers or GOV’s trustees or executive officers, such activities could result in substantial costs, a material delay or prevention of the Merger or other Transactions and a diversion of management’s attention, even if the shareholder action is without merit or unsuccessful.

Lawsuits may be commenced seeking to enjoin or prevent the Merger or the other Transactions or seeking other relief which may delay or prevent the completion of the Merger or the other Transactions and result in us or GOV incurring substantial costs.

Public company merger and acquisition transactions are often subject to lawsuits initiated by plaintiff’s counsel seeking to enjoin or prevent the transaction or obtain other relief. We, our Trustees, officers and advisors and GOV, its trustees, officers and advisors may become subject to similar litigation with respect to the Merger or the other Transactions. We are aware that several law firms have indicated that they are investigating the Merger and related matters, including actions taken by our board of trustees, to determine whether they may seek to assert claims. Any such lawsuit could seek, among other things, injunctive or other equitable relief including a request to rescind parts of the Merger Agreement and to otherwise enjoin the parties from consummating the Merger or the other Transactions, as well as require payment of fees and other costs by the defendants. We, GOV and any other defendant may incur substantial costs defending any such lawsuit, including the distraction of management’s attention, even if such lawsuits are without merit or unsuccessful. No assurance can be made as to the outcome of any such lawsuits. If the plaintiffs were successful in obtaining an injunction prohibiting the parties from completing the Merger or the other Transactions or in obtaining other relief, the completion of the Merger or other Transactions may be prevented or delayed or their terms could change. Our bylaws provide that a party to such a lawsuit may require that such claims be resolved by arbitration. Plaintiffs may also challenge such arbitration provisions, which may result in additional costs and distractions.

Our shareholders who receive ILPT common shares in the ILPT Distribution may not realize the anticipated benefits of such distribution.

We expect the ILPT Distribution to provide our shareholders with the opportunity to directly participate in any future growth of ILPT and increase both the liquidity and market price of ILPT common shares. The market price of ILPT common shares may change as a result of a variety of factors (many of which are beyond ILPT’s control), including, among other things, changes in the business, operations and operating performance of ILPT, changes in general market and economic conditions and changes in the market valuation of similar companies. As a result of the ILPT Distribution, 45,000,000 additional ILPT common shares will be publicly traded, which may cause the market price of ILPT common shares to be more susceptible to market fluctuations and other adverse events, and the market price of ILPT common shares may decline. Additionally, ILPT’s business profile may not fit the investment objectives of certain of our shareholders that receive ILPT common shares in the ILPT Distribution and they may elect to sell ILPT common shares, which could cause declines in the market price of the ILPT common shares. For these and other reasons, our shareholders who receive ILPT common shares in the ILPT Distribution may not realize some or all of the anticipated benefits of such distribution.

Risks Relating to GOV after Consummation of the Merger and the Other Transactions

The market price of GOV common shares following the Merger may be affected by factors different from those affecting the price of our common shares or GOV common shares before the Merger.

If the Merger is consummated, based on the number of our common shares and GOV common shares outstanding as of the Record Date, the GOV shareholders immediately prior to the Merger will own approximately 51.6% of the GOV common shares outstanding immediately after the Merger and our shareholders immediately prior to the Merger will own approximately 48.4% of the GOV common shares outstanding immediately after the Merger, in each case without taking into account whether any of those GOV shareholders were also our shareholders at that time. The results of operations of GOV and the market price of GOV common shares after the Merger may be affected by factors different from those currently affecting our or GOV’s results of operations and the market price of our common shares and GOV common shares. For example, some institutional investors which currently own both our common shares and GOV common shares may elect to decrease their ownership in the merged company by selling our common shares or GOV common shares. Accordingly, our and GOV’s historical market price and financial results may not be indicative of these matters for GOV after the Merger.

Following the Merger, the principal amount of GOV’s indebtedness will increase and GOV may need to incur more debt in the future. Such increase in GOV’s indebtedness may increase the risks GOV faces.

GOV expects to assume our then existing indebtedness upon consummation of the Merger. As of October 1, 2018, GOV had indebtedness of approximately $2.2 billion in principal amount and we had indebtedness of approximately $2.1 billion in principal amount, including ILPT’s indebtedness of approximately $428.8 million. GOV’s pro forma consolidated indebtedness as of June 30, 2018, after giving effect to the Merger, the other Transactions and the certain other contemplated asset dispositions, would be approximately $2.9 billion in principal amount. GOV’s increased indebtedness could have important consequences to holders of GOV common shares, including:

•	increasing GOV’s vulnerability to general adverse economic and industry conditions;

•
requiring GOV to use a substantial portion of its cash flow from operations to service its indebtedness, which would reduce the available cash flow to fund working capital, capital expenditures, development projects, and other general corporate purposes and reduce cash available for distributions;

•	limiting GOV’s ability to obtain additional financing to fund GOV’s working capital needs, acquisitions, capital expenditures, or other debt service requirements or for other purposes;

•	increasing the costs to GOV of incurring additional debt;

•	increasing GOV’s exposure to floating interest rates;

•	limiting GOV’s ability to compete with other companies that are not as highly leveraged, as GOV may be less capable of responding to adverse economic and industry conditions;

•	restricting GOV from making strategic acquisitions, developing properties, or exploiting business opportunities;

•	restricting the way in which GOV conducts its business because of financial and operating covenants in the agreements governing GOV’s existing and future indebtedness;

•
exposing GOV to potential events of default (if not cured or waived) under covenants contained in debt instruments that could have a material adverse effect on GOV’s business, financial condition and operating results; and

•	limiting GOV’s ability to react to changing market conditions in its industry.

The impact of any of these potential adverse consequences could have a material adverse effect on GOV’s results of operations, financial condition and liquidity. If GOV defaults under the agreements governing its indebtedness, GOV may automatically be in default under agreements governing other indebtedness that have cross-default provisions, and further borrowings under GOV’s revolving credit facility or term loans will be prohibited and the maturities of outstanding indebtedness under GOV’s revolving credit facility, term loans or any other loans may be accelerated.

The Merger or the other Transactions may trigger contractual rights under certain agreements.

We and GOV are each a party to certain agreements that may trigger prepayment, termination or other rights following a “change in control” or “sale of all or substantially all” of the party’s assets. Any counterparty to such agreements, or holder of debt securities governed by such agreements, may request modifications of its respective agreements as a condition to granting a waiver or consent under such agreements, or they may elect not to grant a waiver or consent. Although we and GOV believe the Merger and the other Transactions would not trigger such rights, there is no assurance that such counterparties or holders of debt securities will not assert otherwise and seek to exercise any such rights, including termination or repurchase rights where available, that the exercise of any such rights will not result in a material adverse effect on us, GOV or the combined company or that any modifications of such agreements will not result in a material adverse effect on us, GOV or the combined company.

GOV may not complete its plan to sell certain assets to reduce its leverage and any failure to complete such asset sales could adversely affect the combined company’s credit profile.

Prior to the closing of the Merger, GOV expects to complete the sale of 20 properties (50 buildings) containing 3.4 million square feet for aggregate gross proceeds of approximately $440 million from the dispositions that have not yet been completed. These properties are under contracts to be sold and are subject to due diligence and customary closing conditions.

We and GOV have also identified an additional approximately $750 million of assets to be sold by the combined company following the closing of the Merger. Our and GOV’s estimated value of $750 million for these properties is based on our and GOV’s knowledge of the properties, local markets and multiples on projected cash flows. This estimate involves multiple assumptions and judgements about future events that are inherently uncertain; accordingly, we can provide no assurance regarding the actual gross proceeds that will be realized if these sales are consummated and such amounts may be less than $750 million. Such properties, however, have not yet been marketed for sale by either us or GOV and the combined company may not be able to successfully sell these properties or may sell these properties at prices that are less than their current carrying values. GOV and, following the Merger, the combined company expects to use the proceeds from these asset sales to reduce the combined company’s leverage. There can be no assurance that we, GOV or the combined company will be able to consummate any such asset sales on favorable terms or at all. Any potential asset sales would be dependent upon a number of factors that may be beyond our, GOV’s or the combined company’s control, including, among other factors, market conditions, industry trends, the interest of third parties in our, GOV’s or the combined company’s assets and the availability of financing to potential buyers on reasonable terms. Alternatively, in lieu of selling such properties, the combined company may sell some or all of the approximately 2.8 million shares of class A common stock of RMR Inc. that it will own following completion of the Merger. Any such sale would be subject to the sole discretion and approval of the combined company’s board of trustees and there can be no assurance that the combined company will be able to consummate any such sale on favorable terms or at all. If we, GOV or the combined company is unable to divest such assets, or if any such divestitures take place on terms less favorable than currently anticipated, the combined company may have greater indebtedness than anticipated, which may negatively impact its credit profile or its ability to meet certain leverage targets, and could therefore impact negatively its ability to enhance its credit profile or maintain its credit rating in the future and/or make attractive acquisitions.

Each of us and GOV prior to the closing of the Merger expects to, and GOV following the closing of the Merger may, incur substantial costs related to the Merger and the other Transactions.

Each of us and GOV prior to the closing of the Merger expects to, and GOV following the closing of the Merger may, incur significant costs in connection with the Merger and the other Transactions, and may incur unanticipated costs. While each company has assumed that a certain level of transaction and integration expenses will be incurred, there are factors beyond each company’s control that could affect the total amount or the timing of those expenses. Many of the expenses that may be incurred, by their nature, are difficult to estimate accurately at the present time. Although we and GOV expect that the elimination of duplicative costs, as well as the realization of other efficiencies related to the integration of the two businesses, may allow the combined company to offset those incremental expenses over time, the net benefit may not be achieved in the near term, or at all.

Many of the properties of the combined company depend upon a single tenant for all or a majority of its rental income; therefore, GOV’s financial condition, including its ability to make distributions to shareholders, may be adversely affected by the bankruptcy or insolvency, a downturn in the business, or a lease termination of a single tenant.

Approximately 70% of the properties in our portfolio (excluding ILPT) to be acquired by GOV are occupied by only one tenant and, therefore, the success of those properties will be materially dependent on the financial stability of such tenants. Such tenants face competition within their industries and other factors that could reduce their ability to make rent payments. Lease payment defaults by such tenants could cause the combined company to pay distributions at a lower rate than currently expected or to reduce the amount of distributions that it pays to its shareholders. A default by a single or major tenant, the failure of a guarantor to fulfill its obligations or other premature termination of a lease to such a tenant or such tenant’s election not to extend a lease upon its expiration could have an adverse effect on the combined company’s financial condition, results of operations, liquidity and ability to pay distributions to its shareholders.

Our shareholders and GOV shareholders will have a reduced ownership and voting interest after the Merger and will exercise less influence over management.

Our shareholders have the right to vote in the election of our board of trustees and on certain other matters affecting us, as specified in our declaration of trust, and GOV shareholders have the right to vote in the election of GOV’s board of trustees and on certain other matters affecting GOV, as specified in GOV’s declaration of trust. As a result of the issuance of a significant number of new GOV common shares in the Merger, it is expected that, immediately after the Merger is completed, based on the number of our common shares and GOV common shares outstanding as of the Record Date, GOV shareholders immediately prior to the Merger will own approximately 51.6% of the GOV common shares outstanding immediately after the Merger and our shareholders immediately prior to the Merger will own approximately 48.4% of the GOV common shares outstanding immediately after the Merger, in each case without taking into account whether any of those GOV shareholders were also our shareholders at that time. Accordingly, after the Merger, the GOV shareholders immediately prior to the Merger will own a smaller proportion of the outstanding GOV common shares than the proportion of outstanding GOV common shares that they owned at that time and, as a result, they will have less influence on the management and policies of the combined company than they now have on the management and policies of GOV. Also, after the Merger, our shareholders immediately prior to the Merger will own a smaller proportion of the outstanding GOV common shares than the proportion of our outstanding common shares that they owned at that time and, as a result, our shareholders immediately prior to the Merger will have less influence on the management and policies of the combined company than they now have on our management and policies.

The future financial results of GOV will suffer if GOV does not effectively manage its expanded portfolio following the Merger.

Following the Merger, GOV will have an expanded portfolio and operations and may continue to expand its operations through additional acquisitions and other strategic transactions. As a result, GOV will face competition for tenants in additional markets, may face new challenges in attracting and retaining tenants and will likely compete with more investors for acquisition opportunities. The future success of GOV will depend, in part, upon its ability to attract and retain tenants in these new markets, manage its expansion and disposition opportunities, integrate new operations into its existing business in an efficient and timely manner, successfully monitor its operations and costs, and maintain necessary internal controls. GOV cannot be sure that it will be able to maintain current rents and occupancy at the properties it acquires, that expansion, acquisition or disposition opportunities will be successful, or that GOV will realize any expected revenue enhancements or other benefits from such transactions.

Risks Relating to Taxation

GOV may incur adverse tax consequences if we have failed or fail to qualify for taxation as a REIT for United States federal income tax purposes.

If we have failed or fail to qualify for taxation as a REIT for United States federal income tax purposes and the Merger is completed, GOV may inherit significant tax liabilities and could lose its qualification for taxation as a REIT should our disqualifying activities continue after the Merger. Even if GOV retains its qualification for taxation as a REIT, if we do not qualify for taxation as a REIT for a taxable year before the Merger or that includes the Merger and if no relief is available, GOV will face serious tax consequences that could substantially reduce its cash available for distribution to its shareholders because:

•	GOV, as successor by merger to us, inherits any of our corporate income tax liabilities, including penalties and interest;

•
GOV would be subject to tax on the built-in gain on each asset of ours existing at the Effective Time if GOV were to dispose of an asset of ours during a specified period (generally five years) following the Effective Time; and

•
GOV, as successor by merger to us, inherits any of our earnings and profits and could be required to pay a special distribution and/or employ applicable deficiency dividend procedures (including interest payments to the United States Internal Revenue Service, or the IRS) to eliminate any earnings and profits accumulated by us for taxable periods for which we did not qualify for taxation as a REIT.

As a result of these factors, our failure before the Merger to qualify for taxation as a REIT could impair GOV’s ability after the Merger to expand its business and raise capital, and could materially adversely affect the value of GOV common shares.

Finally, if there is an adjustment to our real estate investment trust taxable income or dividends paid deductions, GOV could elect to use the deficiency dividend procedure in respect of preserving our REIT qualification. That deficiency dividend procedure could require GOV to make significant distributions to its shareholders and to pay significant interest to the IRS.

REITs are subject to a range of complex organizational and operational requirements.

As REITs, we and GOV must distribute to our respective shareholders with respect to each taxable year at least 90% of our REIT taxable income (which does not equal net income, as calculated in accordance with GAAP), without regard to the deduction for distributions paid and excluding net capital gain. A REIT must also meet certain requirements with respect to the nature of its income and assets and the ownership of its shares. For any taxable year that we or GOV fail to qualify for taxation as a REIT, we or GOV, as applicable, will not be allowed a deduction for distributions paid to our or GOV’s shareholders, as applicable, in computing taxable income, and thus would become subject to United States federal income tax as if we or GOV were a regular taxable corporation. In such an event, we or GOV, as the case may be, could be subject to potentially significant tax liabilities. Unless entitled to relief under certain statutory provisions, we or GOV, as the case may be, would also be disqualified from treatment as a REIT for the four taxable years following the year in which we or GOV lost our qualification, and dispositions of assets within five years after requalifying as a REIT could give rise to gain that would be subject to corporate income tax. If we or GOV failed to qualify for taxation as a REIT, the market price of GOV common shares may decline, and GOV may need to reduce substantially the amount of distributions to its shareholders because of its potentially increased tax liability.

A portion of our shareholders’ investment in our common shares may be returned to such shareholder as a taxable dividend.

As a condition to the closing of the Merger, we agreed, subject to the satisfaction of certain conditions, to declare and, at least one business day prior to the closing date of the Merger, pay the ILPT Distribution. The ILPT Distribution will be treated as a distribution by us to our shareholders in the amount of the fair market value of the ILPT common shares distributed. Because we expect the value of our total cash and other distributions for the taxable year in which the ILPT Distribution is paid to exceed our current and accumulated earnings and profits in such year, we expect that a portion of each cash or other distribution (including the ILPT Distribution) will be taxable to each of our shareholders as a taxable dividend and a portion will be treated as a reduction in such shareholder’s adjusted tax basis in our common shares.

Risks Relating to an Investment in GOV Common Shares Following the Merger

The market price of GOV common shares may decline as a result of the Merger.

The market price of GOV common shares may decline as a result of the Merger if GOV does not achieve the perceived benefits of the Merger or the effect of the Merger on GOV’s financial results is not consistent with the expectations of financial or industry analysts.

In addition, upon consummation of the Merger, our shareholders and GOV shareholders will own GOV common shares, and GOV will operate an expanded business with a different mix of properties, risks and liabilities. Our current shareholders and current GOV shareholders may not wish to continue to invest in GOV as the combined company, or for other reasons may wish to dispose of some or all of their GOV common shares. If, following the Effective Time, large amounts of GOV common shares are sold, the price of GOV common shares could decline.

Following the Merger, the combined company will not continue to pay distributions at or above the rate currently paid by us or GOV.

Following the Merger, we and GOV expect that the combined company’s annual distribution will range between $0.50 and $0.60 per common share of beneficial interest (before giving effect to the one-for-four reverse stock split described above), based on a target payout ratio of 75% of the combined company’s projected cash available for distribution, which is below GOV’s current annualized distribution of $1.72 per share and our current annualized distribution of $2.04 per share. The combined company may not be able to increase or maintain this expected distribution rate for various reasons, including the following:

•	the combined company may not have enough cash to pay such distributions due to capital spending requirements or changes in its cash requirements, cash flow or financial position;

•
decisions on whether, when and in what amounts to pay any future distributions will remain at all times entirely at the discretion of the combined company’s board of trustees, which reserves the right to change its distribution practices at any time and for any reason, subject to applicable REIT requirements; and

•	any of the other risks described herein or in our or GOV’s Annual Report on Form 10-K for the year ended December 31, 2017.

The timing, amount and form of any future combined company distributions will be determined at the discretion of the combined company board of trustees, and the combined company’s shareholders will have no contractual or other legal right to distributions that have not been declared by the combined company board of trustees.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer purchases of equity securities. The following table provides information about our purchases of our equity securities during the quarter ended September 30, 2018:

Maximum
			Total Number of	Approximate Dollar
			Shares Purchased	Value of Shares that
	Number of	Average	as Part of Publicly	May Yet Be Purchased
	Shares	Price Paid	Announced Plans	Under the Plans or
Calendar Month	Purchased (1)	per Share	or Programs	Programs
September 2018	12,446	$21.46	$—	$—
Total	12,446	$21.46	$—	$—

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

2.1
Agreement and Plan of Merger, dated as of September 14, 2018, among the Company, Government Properties Income Trust and GOV MS REIT. (Incorporated by reference to the Company’s Current Report on Form 8-K dated September 14, 2018.)

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

4.6
Registration Agreement, dated as of September 14, 2018, between the Company and Government Properties Income Trust. (Incorporated by reference to the Company’s Current Report on Form 8-K dated September 14, 2018.)

10.1	Letter Agreement, dated as of September 14, 2018, between the Company and The RMR Group LLC. (Incorporated by reference to the Company’s Current Report on Form 8-K dated September 14, 2018.)

10.2	Form of Share Award Agreement. (Filed herewith.)

12.1	Computation of Ratio of Earnings to Fixed Charges. (Filed herewith.)

31.1	Rule 13a-14(a) Certification. (Filed herewith.)

31.2	Rule 13a-14(a) Certification. (Filed herewith.)

32.1	Section 1350 Certification. (Furnished herewith.)

101.1
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018 formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Statement of Shareholders' Equity, (iv) the Condensed Consolidated Statements of Cash Flows and (v) related notes to these financial statements, tagged as blocks of text and in detail. (Filed herewith.)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SELECT INCOME REIT

By:	/s/ David M. Blackman
David M. Blackman
President and Chief Executive Officer
Dated: October 29, 2018

By:	/s/ John C. Popeo
John C. Popeo
Chief Financial Officer and Treasurer
(principal financial and accounting officer)
Dated: October 29, 2018